Form 10QSB
period 1995-06-30
FIRST LEESPORT BANCORP INC
filed 1995-08-14
CIK 775662

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

       [ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1995, or

               Transition Report Under Section 13 or
               15(d) of the Exchange Act for the
               Transition Period from _________________ to _________________.


Commission file number 0-14555


                       FIRST LEESPORT BANCORP, INC.
     (Exact name of Small Business Issuer as specified in its charter)

                               PENNSYLVANIA
                      (State or other jurisdiction of
                      incorporation or organization)
                                23-2354007
                             (I.R.S. Employer
                            Identification No.)

                          133 North Centre Avenue,
                     Leesport, Pennsylvania      19533
     (Address of principal executive offices)         (Zip Code)

                                (610) 926-2161
           (Registrant's telephone number, including area code)


     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X]    No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


            Class                           Outstanding at August 1, 1995
Common Stock ($5.00 par value)                      1,191,171 Shares


                    Part I  -  FINANCIAL INFORMATION

                FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
              UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
               (Amounts in thousands, except per share data)

                                                           June 30    Dec. 31
ASSETS                                                       1995       1994
Cash and due from banks and interest-bearing deposits     $  4,704   $  5,337
Federal Funds sold                                           5,423          0
Securities held to maturity
   (Fair value - $19,746 and 1994 - $18,432)                19,701     19,246
Securities available for sale                               15,600     14,998
Loans, net of unearned discount                            101,381     98,187
   Less allowance for loan losses                           (1,172)    (1,124)
                                                           _______     ______
      Net Loans                                            100,209     97,063
Bank premises and equipment                                  3,378      3,477
Other Real Estate Owned                                        182        182
Other assets                                                 1,394      1,564
                                                           _______    _______
   Total Assets                                            150,591    141,867

LIABILITIES
Demand deposits                                           $ 14,726   $ 15,772
NOW+ and Money Market accounts                              25,894     28,162
Savings deposits                                            24,540     26,425
Time deposits                                               64,524     47,054
                                                           _______    _______
   Total deposits                                          129,684    117,413
Federal Funds purchased                                          0      5,493
Other borrowed funds                                         2,000      2,000
Long term debt                                               1,000      1,000
Accrued interest payable                                       731        581
Other liabilities                                            1,933        779
                                                           _______    _______
   Total Liabilities                                       135,348    127,266

STOCKHOLDERS' EQUITY
Common stock, $5.00 par value per share; authorized 2,000,000
   shares, issued 1,200,000 shares.                       $  6,000   $  6,000
Surplus                                                      3,000      3,000
Retained Earnings                                            6,267      5,980
Unrealized appreciation (depreciation) on securities
   available for sale, net of taxes                             97       (258)
Treasury Stock, at cost - 8,829 shares                        (121)      (121)
                                                            ______     ______
   Total Stockholders' Equity                               15,243     14,601
                                                           _______    _______
   Total Liabilities and Stockholders' Equity              150,591    141,867

The accompanying notes are an integral part of these condensed financial statements.

                 FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Amounts in thousands, except per share data)
                           (in thousands)           (in thousands)
                               Three Months              Six Months
                              Ended June 30            Ended June 30
                             1995      1994         1995      1994
INTEREST INCOME
Interest & Fees on Loans      $ 2,250  $ 1,967    $ 4,443   $ 3,917
Interest on Federal
   Funds Sold                      43       61         50       109
Interest on Securities:

   Taxable Securities             338      274        655       519
   State & Municipal Bonds        162      163        328       314
                                _____    _____      _____     _____
TOTAL INTEREST INCOME           2,793    2,465      5,476     4,859

INTEREST EXPENSE
Interest on deposits            1,236      939      2,268     1,865
Interest on borrowed funds         61       12        218        24
                                _____      ___      _____     _____
TOTAL INTEREST EXPENSE          1,297      951      2,486     1,889
                                _____    _____      _____     _____
NET INTEREST INCOME             1,496    1,514      2,990     2,970
Provision for loan losses          65       36        175        72

   Net Interest Income after    _____    _____      _____     _____
   provision for loan losses    1,431    1,478      2,815     2,898

OTHER INCOME
Service charges on deposits        68       65        133       122
Gains on sales of securities        1        0          1         0
Other operating income             63       36        111        85
                                  ___      ___        ___       ___
TOTAL OTHER INCOME                132      101        245       207

OTHER EXPENSES
Salaries, wages, and benefits     547      555      1,128     1,131
Net occupancy expense             101       63        192       140
Furniture and equipment expense    54       59        126       117
Computer processing expense        65       55        131       117
FDIC insurance expense             63       62        132       124
Other operating expenses          348      312        665       589
                                _____    _____      _____     _____
TOTAL OTHER EXPENSES            1,178    1,106      2,374     2,218
                                _____    _____      _____     _____
Income before income taxes        385      473        686       887
Federal income taxes               82      113        137       206
                                  ___      ___        ___       ___
NET INCOME                        303      360        549       681

PER SHARE DATA
Based on average shares
   outstanding              1,191,171 1,191,171 1,191,171 1,191,171
   Net Income                    0.25      0.30      0.46      0.57
   Dividends                     0.11      0.10      0.22      0.20

The accompanying notes are an integral part of these condensed financial statements.

              FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
        UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              Amounts in thousands, except per share data)

                                                              Six Months Ended
                                                                  June 30
                                                              1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                 $   549    $   681
Provision for loan losses                                      175         72
Provision for depreciation and amortization                    121        112
Net amortization of security premiums and discounts            (38)       (43)
Loans originated for sale                                   (5,067)    (1,473)
Proceeds from sales of loans                                 5,083      1,498
(Gain) Loss on sales of securities and loans                    16         25
(Increase) Decrease in accrued interest receivable
   and other assets                                           (170)       (83)
Increase (Decrease) in accrued interest payable
   and other liabilities                                     1,304        (97)
                                                             _____      _____
NET CASH PROVIDED BY OPERATING ACTIVITIES                  $ 1,957    $   667

CASH FLOWS FROM INVESTING ACTIVITIES
Held-to-maturity securities:
   Proceeds from maturities of securities                  $ 1,532    $ 4,223
   Purchase of securities                                   (1,492)    (7,442)
Available-for-sale securities:
   Proceeds from maturities of securities                      611      1,059
   Proceeds from sales of securities                           484          0
   Purchase of securities                                   (1,650)    (2,309)
Net (Increase) decrease in federal funds sold               (5,423)       107
Loans made to customers, net of principal collected         (3,146)    (1,581)
Purchases of bank premises and equipment                       (22)      (429)
                                                             _____      _____
NET CASH (USED IN) INVESTING ACTIVITIES                    $(9,106)   $(6,372)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                        $12,271    $ 5,559
Net increase (decrease) in federal funds purchased          (5,493)         0
Net increase (decrease) in other borrowed funds                  0          0
Proceeds from long-term debt                                     0          0
Dividends paid                                                (262)      (238)
                                                             _____      _____
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        $ 6,516    $ 5,321
                                                             _____      _____
Increase (decrease) in cash and cash equivalents           $  (633)   $  (384)
                                                             _____      _____
Cash and cash equivalents:    Beginning                    $ 5,337    $ 4,783
                                                             _____      _____
                              Ending                       $ 4,704    $ 4,399
                                                             _____      _____
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:

Interest paid                                              $ 2,336    $ 1,911
Income taxes paid                                          $   190    $   218

The accompanying notes are an integral part of these condensed financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

2. The results of operations for the six-month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

3.  New accounting standards:

On January 1, 1995, the Bank adopted FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan. Statement No. 114 has been amended by FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Statement 114, as amended, requires that the impairment of loans that have been separately identified for evaluation is to be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment of those loans is to be based on the fair value of the collateral. Statement 114, as amended, also requires certain disclosures about investments in impaired loans and the allowance for loan losses and interest income recognized on those loans. There was no effect on the allowance for loan losses or the related provision for loan losses upon the adoption of Statement 114.

Recently Issued FASB Statements:

The Financial Accounting Standards Board has issued Statement No. 121, "Accounting for Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of." For long-lived assets and certain intangibles that are to be held and used, the Statement requires that an impairment loss be recognized when the expected future gross cash flows are less than the carrying amount of the asset. These assets should be carried at their fair value. Long-lived assets and certain intangible assets that are to be disposed of should be carried at the lower of the carrying amount or their fair value less cost to dispose.

Statement No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier application is permitted. The effect of adopting the provisions of this Statement is not expected to have a material impact on the Bank's financial position or results of operations.

The Financial Account Standards Board has issued Statement No. 122, "Accounting for Mortgage Servicing Rights and Excess Servicing Receivables and for Securitization of Mortgage Loans, which amends Statement No. 65, Accounting for Certain Mortgage Banking Activities." Mortgage servicing rights are contractual obligations undertaken by an institution to provide servicing for mortgage loans owned by others, typically for a fee. Prior to Statement No. 122, a distinction was made in accounting for mortgage servicing rights depending on whether the servicing rights were purchased from other parties or were generated through loans originated by the servicer, and sold to other parties with the servicing rights retained.

Statement No. 122 requires servicers to recognize mortgage servicing rights as assets, no matter how the rights were acquired. In addition Statement No. 122 requires all capitalized mortgage servicing rights to be evaluated periodically for impairment. Recognition of impairment will be through a valuation allowance in an amount which the capitalized mortgage servicing rights exceed their fair value.

Statement No. 122 if effective for financial statements for fiscal years beginning after December 15, 1995. Although earlier application is encouraged, retroactive capitalization of originated mortgage servicing rights is prohibited. The effect of adopting the provisions of this Statement is not expected to have material impact on the Bank's financial position or results of operations.

              MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Financial Condition

The Company's assets increased by $8,724,000, or 6.2% from December 31, 1994 to June 30, 1995, growing from $141,867,000 to $150,591,000. Both loans and securities increased while non-earning assets decreased between the two dates.

Federal funds sold increased by $5,423,000 from December 31, 1994 to June 30, 1995. At the end of December 1994 the Company was in a net Federal Funds purchased position. Although the increase in liquidity provides ample funding for pending loan demand and investment opportunities, the yield on Federal Funds sold was only 5.69% on a year-to-date basis through June 30, 1995 and represents an area for improvement.

Securities held to maturity and securities available for sale increased by a combined $1,057,000 between December 31, 1994 and June 30, 1995. Securities held to maturity totaled $19,701,000 at June 30, 1995 and securities available for sale totaled $15,600,000 at June 30, 1995. As a percentage of the total securities outstanding, securities held to maturity represented 55.8% at June 30, 1995.

Gross loans increased by $3,194,000 from December 31, 1994 to June 30, 1995, an increase of 3.3% from $98,187,000 to $101,381,000. Within the loan portfolio, growth was realized in both the commercial and mortgage portfolios while installment and personal-loan types of products remained relatively stable.

Deposits increased dramatically, $12,271,000 or 10.5% from December 31, 1994 to June 30, 1995. These increases can be attributed to a number of factors; the opening of the Bank's new Rockland Plaza Office in December 1994, and two promotions during the first half of 1995. The growth was in the Time Deposit portfolio which saw an increase of $17,470,000 or 37.1%, growing from $47,054,000 at December 31, 1994 to $64,524,000 at June 30, 1995.

Offsetting this growth in Time Deposits were decreases in each of the other three major deposit categories as customers shifted their funds into term-type deposits. Demand deposits decreased by $1,046,000 or 6.6% from $15,772,000 at December 31, 1994 to $14,726,000 at June 30, 1995. NOW+ and Money Market Accounts decreased by 8.1% or $2,268,000 from $28,162,000 to $25,894,000 between the two dates. Savings deposits decreased by $1,885,000 or 7.1% from December 31, 1994 to June 30, 1995 ending at $24,540,000.

Federal funds purchased decreased by $5,493,000 as the Bank repaid all of its short-term borrowings from its correspondent banks earlier in the year. The Bank still has $3,000,000 in borrowings from the Federal Home Loan Bank of Pittsburgh. All mature within the next twelve months. Management feels the current liquidity levels are sufficient to meet both short-term funding needs and repayment requirements.

Stockholders Equity increased by $642,000 or 4.4% between December 31, 1994 and June 30, 1995, from $14,601,000 to $15,243,000. Included within this figure is the adjustment for unrealized appreciation on securities available for sale. This adjustment improved from unrealized depreciation of $258,000 to unrealized appreciation of $97,000 from December 31, 1994 to June 30, 1995. This improvement was due mainly to the downturn in interest rates.

Results of Operations

Six Month Periods Ended June 30, 1995 and 1994

The Company's net interest margin for the six months ended June 30, 1995 was $2,990,000. Compared with the same period in 1994 an increase of only $20,000 was realized. Included within this change were an increase in total interest income and an increase in total interest expense.

Interest income increased by $617,000 or 12.7% between the six month periods ended June 30, 1994 and 1995 growing from $4,859,000 to $5,476,000. Both interest and fees on loans, and interest on securities increased. Interest and fees on loans increased from $3,917,000 for the period in 1994 to $4,443,000 for the same period in 1995, an increase of 13.4%. This increase is attributed to the increase in the volume of loans. The overall yield on the portfolio, however, decreased from 8.98% for the first six months of 1994 to 8.87% for the first six months of 1995. This decrease reflects the national trend in lower interest rates created by Federal Reserve System economic policy.

Interest on securities increased from $833,000 to $983,000, or $150,000 representing an increase of 18.0% between the two periods. The overall yield on the securities portfolio increased from 5.33% for the first six months of 1994 compared to 5.75% for the same period in 1995.

Interest expense for the six month period ended June 30, 1995 was $2,486,000 compared with $1,889,000 for the same period in 1994, an increase of $597,000. This increase was caused by both the increased level of deposits between the two periods and the increased cost of funds in the first half of 1995 compared to the same period in 1994.

The provision for loan losses for the first six months of 1995 amounted to $175,000 compared with only $72,000 for the same period in 1994. The increase in the loan portfolio in addition to the identification of a sizeable problem loan created the need for the additional provision. Procedures exist within the Bank to identify problem credits and potential losses in accordance with both Generally Accepted Accounting Principles and Office of the Comptroller of the Currency guidelines. With this in mind, management feels that the level of the Allowance for Loan Losses, at 1.16% of the portfolio as of June 30, 1995, is adequate to meet those potential losses already identified. The Allowance as a percentage of total loans at June 30, 1994 was 1.14%.

Other income increased by 18.4% between the six month period ended June 30, 1994 and the same period in 1995 growing from $207,000 to $245,000. Service charges on deposits income increased from $122,000 for the period in 1994 compared to $133,000 for the period in 1995.

Other operating income also increased within this general category growing from $85,000 for the first six months of 1994 to $111,000 for the same period in 1995, an increase of $26,000 or 30.6%. Included within this category are one-time, non-recurring types of items including gains on sales of loans, servicing fees on mortgages, and other miscellaneous income sources. With a generally pessimistic outlook towards mortgage sales-type transactions expected during the second half of 1995, management does not expect to repeat this type of performance throughout the rest of the year.

Total other expenses increased by a modest 7.0% from the six month period ended June 30, 1994 compared with the same six month period in 1995 growing from $2,218,000 to $2,374,000, respectively, an increase of $76,000. Included within this general category, net occupancy expenses increased by $52,000 or 37.1% from the first six months of 1994 to the same period in 1995. This is a direct result of the opening of three new facilities throughout 1994, two of which started operations in the second half of the year. Both the Bank's Loan Center and its full-service office at Rockland Plaza contributed to this increase. Furniture and equipment expenses also increased, but by a much smaller $9,000, or 7.7% and totaled $126,000 through the first six months of 1995 compared with $117,000 for the first six months of 1994.

Computer processing expenses contributed an increase of $14,000, or 11.9% to total other expenses in support of the additional facilities and expanding customer base. Other operating expenses, including marketing and supplies increased by $76,000, or 12.9% between the two periods, growing from $589,000 for the six month period ended June 30, 1994 to $665,000 for the six month period ended June 30, 1995.

Income before taxes declined from $887,000 for the period in 1994 compared with $686,000 for the period in 1995, a decrease of $201,000 or 22.7%. Applicable federal income taxes decreased accordingly from $206,000 to $137,000 for the same periods, respectively.

Net income for the first six months of 1995 amounted to $549,000, representing $.46 per share income, down from $681,000, representing $.57 per share income for the first six months of 1994, a decrease of $132,000 or 19.4%. Dividends paid during the period amounted to $.22 per share in 1995 and $.20 per share in 1994.

Three Month Periods Ended June 30, 1995 and 1994

The net interest margin for the quarter ended June 30, 1995 was $1,496,000, down from $1,514,000 for the quarter ended June 30, 1994, a decrease of $18,000 or 1.2%. Both interest income and interest expense increased within this total. Interest and fees on loans for the quarter ended June 30, 1995 totaled $2,250,000 compared with $1,967,000 for the same period in 1994.

Interest on securities for the quarter ended June 30, 1995 was $500,000 compared with $437,000 for the quarter ended June 30, 1994, an increase in $63,000 or 14.4%. Within this portfolio, interest on U.S. Treasury Notes increased by $19,000 or 12.5% between the two quarters ended June 30, 1994 and 1995. Interest on other bonds also increased dramatically, 227.8%, but represents only $41,000 in increased income growing from $18,000 to $59,000 between the two periods.

Interest on deposits increased by $297,000 or 31.6% between the two quarters ended June 30, 1994 and 1995 growing from $939,000 to $1,236,000 respectively. This increase is attributed to both the overall increase in interest rates and the results of various deposit promotions late in 1994 and earlier in 1995 in association with the grand opening celebrations of the new facilities and an anniversary celebration at one of the Bank's other offices. Interest on borrowed funds also increased dramatically, 408.3%, but represents only $61,000 of the total interest expense for the quarter.

The provision for loan losses taken from current earnings increased from $36,000 for the quarter ended June 30, 1994 compared with $65,000 for the quarter ended June 30, 1995, an increase of $29,000 or 80.6%. This increase can generally be attributed to the increase in total loans outstanding throughout the quarter and management's assessment of specific risks in the portfolio.

Other income increased by 30.7% or $31,000 from $101,000 for the quarter ended June 30, 1994 compared to $132,000 for the quarter ended June 30, 1995. Included within this total is an increase of $27,000 or 75.0% in other operating income from $36,000 to $63,000 between the two quarters, respectively, principally due to gains on sales of loans.

Other expenses increased by 6.5% between the quarter ended June 30, 1994 and the quarter ended June 30, 1995, growing from $1,106,000 to $1,178,000 respectively, an increase of $72,000. Included within this total, net occupancy expense increased by 60.3% or $38,000 from $63,000 for the quarter ended June 30, 1994 to $101,000 for the quarter ended June 30, 1995. The Bank's new office at Rockland Plaza in Reading contributed significantly to this increase.

Income before income taxes decreased to $385,000 from $473,000 when comparing the quarter ended June 30, 1994 to the quarter ended June 30, 1995, a decrease of $88,000 or 18.6%. As a result, applicable federal income taxes decreased accordingly from $113,000 to $82,000 between the two quarters, a decrease of $31,000 or 27.4%.

Net income decreased by 15.8% or $57,000 from $360,000 for the quarter ended June 30, 1994 to $303,000 for the quarter ended June 30, 1995. Based on the average number of shares outstanding for the two periods, net income per share for the quarter ended June 30, 1995 was $0.25 compared with $0.30 for the same period in 1994. A dividend of $0.11 per share was paid during the quarter ended June 30, 1995 compared with a dividend of $0.10 per share during the same period in 1994.

Liquidity and Interest Rate Sensitivity

The banking industry has been required to adapt to an environment in which interest rates have been volatile and deposit deregulation has provided customers with the opportunity to invest in liquid, interest rate-sensitive deposits. The banking industry has adapted to this environment by utilizing a process known as asset/liability management.

Adequate liquidity means the ability to obtain sufficient cash to meet all current and projected needs promptly and at a reasonable cost. These needs include deposit withdrawal, liability runoff and increased loan demand. The principal sources of liquidity are cash and due from banks, money market investments, and all unpledged investment securities maturing within one year. Maturing loans and loan payments are another source of liquidity. The Bank can also package and sell residential mortgage loans in the secondary market. Other sources of liquidity are the federal funds market, term borrowings from the Federal Home Loan Banking System, and the discount window of the Federal Reserve Banking System. In view of all factors involved, the Banks's management believes that liquidity is being maintained at an adequate level.

Asset/liability management is intended to provide for adequate liquidity and interest rate sensitivity by matching interest rate-sensitive assets and liabilities and coordinating maturities on assets and liabilities. Approximately 50% of the commercial loan portfolio is sensitive to interest rate changes. Other loans are written for relatively short terms and, except for the majority of residential mortgage loans, provide for a readjustment of the interest rate at specified times during the term of the loan. In addition, interest rates offered for all types of deposit instruments are reviewed weekly and are established on a basis consistent with funding needs and maintaining a desirable spread between cost and return. The Bank does not utilize repurchase agreements, reverse repurchase agreements, interest rate swaps, or other derivative products in its asset/liability management practices at this time.

     The following table shows the repricing periods of interest earning assets and interest bearing liabilities as of June 30, 1995:

                         INTEREST RATE SENSITIVITY
                           (Amounts in thousands)

                                        Repricing Period
                              Within      One Year to      Over
                             One Year      Five Years   Five Years  Total
Assets

Securities                   $ 10,301     $ 17,831     $  7,169    $ 35,301
Federal Funds Sold              5,423            0            0       5,423
Interest-bearing Balances         241            0            0         241
Net Loans                      49,067       20,610       30,532     100,209
                               ______       ______       ______     _______
Total                        $ 65,032     $ 38,441     $ 37,701    $141,174

Liabilities

Total Interest-Bearing
   Deposits                  $ 88,155     $ 26,803     $     0     $114,958
Other Borrowed Funds            3,000            0           0        3,000
                               ______       ______       _____      _______
Total                        $ 91,155     $ 26,803     $     0     $117,958
                               ______       ______      ______       ______
Rate Sensitivity Gap         $(26,123)    $ 11,638     $37,701     $ 23,216
                               ______       ______      ______       ______

Capital Adequacy

     The following table provides information about the capital of the Bank as it relates to regulatory minimums as of selected Balance Sheet dates:

                                         Regulatory   June 30,    Dec. 31,
                                          Minimum       1995       1994
Tier I Capital to Risk-Adjusted Assets      4.00%      16.06%      16.47%

Total Capital to Risk-Adjusted Assets       8.00%      17.31%      17.72%

Leverage Ratio                              3.00%      10.34%      10.65%

          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to Vote of Security Holders

          The Annual Meeting of the Stockholders of the Company was held on April 11, 1995. The following individuals continued as directors after the meeting:

          John T. Connelly                David L. Loose
          Joseph M. Fabrizio              Michael D. Mathias
          Richard L. Henry                Harry J. O'Neill
          Paul E. Keim                    Karen A. Rightmire
          William J. Keller               Daniel W. Weist

          A second item approved by the stockholders was the appointment of Beard & Company, Inc. of Reading, Pennsylvania as the Company's external auditors for the year ending 1995. This appointment is for a one year term. 815,188 shares were voted for ratification of the appointment of Beard & Company, Inc., 4,416 shares were voted against, 19,921 shares abstained, and 351,646 shares were not voted.

Item 5.   Other Information

          The Board of Directors accepted the resignation of R. William Eaken who cited personal reasons for leaving the Board.

          The Board of Directors accepted the resignation of Lawrence W. Hendrickson who cited personal reasons for leaving the Board.

          The Board of Directors of First Leesport Bancorp, Inc. at its June 6, 1995 meeting, declared an $.11 per share cash dividend to be paid July 15, 1995 to holders of record on July 1, 1995.


          The Board of Directors appointed Alfred J. Weber to the Board at its June 6, 1995 meeting. Mr. Weber is the president of the management consulting firm Tweed-Weber.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               None

                               SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        FIRST LEESPORT BANCORP, INC.
                                                    (Registrant)




Dated:  August 14, 1995                    By  John T. Connelly
                                              John T. Connelly
                                              President and
                                              Chief Executive Officer

Dated:  August 14, 1995                    By  Frederick P. Henrich
                                              Frederick P. Henrich
                                              Treasurer and
                                              Chief Accounting Officer