Form 10QSB/A
period 1995-06-30
FIRST LEESPORT BANCORP INC
filed 1995-11-06
CIK 775662

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

        X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1995, or

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
              UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
               (Amounts in thousands, except per share data)

                                                           June 30    Dec. 31
ASSETS                                                       1995       1994
Cash and due from banks and interest-bearing deposits     $  4,704   $  5,337
Federal Funds sold                                           5,423          0
Securities held to maturity                                 19,701     19,246
   (Fair value - $19,746 and 1994 - $18,432)
Securities available for sale                               15,600     14,998
Loans, net of unearned discount                            101,381     98,187
   Less allowance for loan losses                           (1,172)    (1,124)
                                                           _______     ______
      Net Loans                                            100,209     97,063
Bank premises and equipment                                  3,378      3,477
Other Real Estate Owned                                        182        182
Other assets                                                 1,394      1,564
                                                           _______    _______
   Total Assets                                            150,591    141,867

LIABILITIES
Demand deposits                                           $ 14,726   $ 15,772
NOW+ and Money Market accounts                              25,894     28,162
Savings deposits                                            24,540     26,425
Time deposits                                               64,524     47,054
                                                           _______    _______
   Total deposits                                          129,684    117,413
Federal Funds purchased                                          0      5,493
Other borrowed funds                                         3,000      2,000
Long term debt                                                   0      1,000
Accrued interest payable                                       731        581
Other liabilities                                            1,933        779
                                                           _______    _______
   Total Liabilities                                       135,348    127,266

STOCKHOLDERS' EQUITY
Common stock, $5.00 par value per share; authorized 2,000,000
   shares, issued 1,200,000 shares.                       $  6,000   $  6,000
Surplus                                                      3,000      3,000
Retained Earnings                                            6,267      5,980
Unrealized Gain (Loss) on securities available for sale         97       (258)
                                                            ______     ______
                                                            15,364     14,722
Cost of Treasury Stock, at cost - 8,829 shares                (121)      (121)
                                                            ______     ______
   Total Stockholders' Equity                               15,243     14,601
                                                           _______    _______
   Total Liabilities and Stockholders' Equity              150,591    141,867

The accompanying notes are an integral part of these condensed financial statements.

                 FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Amounts in thousands, except per share data)
                           (in thousands)           (in thousands)
                               Three Months              Six Months
                              Ended June 30            Ended June 30
                             1995      1994         1995      1994
INTEREST INCOME
Interest & Fees on Loans      $ 2,250  $ 1,967    $ 4,443   $ 3,917
Interest on Federal
   Funds Sold                      43       61         50       109
Interest on Investment Securities:
   U.S. Treasury Notes            171      152        339       296
   U.S. Government Agencies       108      104        227       193
   State & Municipal Bonds        162      163        328       314
   Other Bonds                     59       18         89        30
                                _____    _____      _____     _____
Total Investment Interest         500      437        983       833
                                _____    _____      _____     _____
TOTAL INTEREST INCOME           2,793    2,465      5,476     4,859

INTEREST EXPENSE
Interest on deposits            1,236      939       2,268   1,865
Interest on borrowed funds         61       12         218      24
                                _____      ___      _____     _____
TOTAL INTEREST EXPENSE          1,297      951       2,486   1,889
                                _____    _____      _____     _____
NET INTEREST INCOME        1,496    1,514       2,990   2,970
Provision for loan losses          65       36         175      72

   Net Interest Income after    _____    _____      _____     _____
   provision for loan losses    1,431    1,478       2,815   2,898

OTHER INCOME
Service charges on deposits        68       65        133      122
Gains (losses) on securities        1     0        1        0
Other operating income             63    36       111      85
                                  ___      ___        ___       ___
TOTAL OTHER INCOME           132      101         245     207

OTHER EXPENSES
Salaries, wages, and benefits     547      555       1,128   1,131
Net occupancy expense             101       63         192     140
Furniture and equipment expense    54       59         126     117
Computer processing expense        65       55         131     117
FDIC insurance expense             63       62         132     124
Other operating expenses     348      312         665     589
                                _____    _____      _____     _____
TOTAL OTHER EXPENSES            1,178    1,106       2,374   2,218
                                _____    _____      _____     _____
Income before income taxes        385      473         686     887
Federal income taxes               82      113         137     206
                                  ___      ___        ___       ___
NET INCOME                        303      360         549     681

PER SHARE DATA
Based on average shares
   outstanding              1,191,171 1,191,171 1,191,171 1,191,171
   Net Income               0.25   0.30     0.46    0.57
   Dividends                0.11   0.10     0.22    0.20

The accompanying notes are an integral part of these condensed financial statements.

              FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
        UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              Amounts in thousands, except per share data)

                                                              Six Months Ended
                                                                  June 30
                                                              1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                 $   549    $   681
Provision for loan losses                                      175         72
Provision for depreciation and amortization                    121        112
Net amortization of investment security
   premiums and discounts                                      (38)       (43)
Loans originated for sale                                   (5,067)    (1,473)
Proceeds from sales of loans                                 5,083      1,498
(Gain) Loss on sale of loans                                    16         25
(Increase) Decrease in accrued interest receivable
   and other assets                                           (170)       (83)
Increase (Decrease) in accrued interest payable
   and other liabilities                                     1,304        (97)
                                                             _____      _____
NET CASH PROVIDED BY OPERATING ACTIVITIES                  $ 1,957    $   667

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities                     $ 2,627    $ 5,282
Purchase of securities                                      (3,142)    (9,751)
Net (Increase) decrease in federal funds sold               (5,423)       107
Loans made to customers, net of principal collected         (3,146)    (1,581)
Purchases of bank premises and equipment                       (22)      (429)
                                                             _____      _____
NET CASH (USED IN) INVESTING ACTIVITIES                    $(9,106)   $(6,372)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                        $12,271    $ 5,559
Net increase (decrease) in federal funds purchased          (5,493)         0
Net increase (decrease) in other borrowed funds                  0          0
Proceeds from long-term debt                                     0          0
Dividends paid                                                (262)      (238)
                                                             _____      _____
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        $ 6,516    $ 5,321
                                                             _____      _____
Increase (decrease) in cash and cash equivalents           $  (633)   $  (384)
                                                             _____      _____
Cash and cash equivalents:    Beginning                    $ 5,337    $ 4,783
                                                             _____      _____
                              Ending                       $ 4,704    $ 4,399
                                                             _____      _____
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:

Interest paid                                              $ 2,336    $ 1,911
Income taxes                                               $   190    $   218

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

              MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Financial Condition

The Company's assets increased by $8,724,000, or 6.2% from December 31, 1994 to June 30, 1995, growing from $141,867,000 to $150,591,000. Both loans and investments increased while non-earning assets decreased between the two dates.

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

Investments held to maturity and investments available for sale increased by a combined $1,057,000 between December 31, 1994 and June 30, 1995. Investments held to maturity totaled $19,701,000 at June 30, 1995 and investments available for sale totaled $15,600,000 at June 30, 1995. As a percentage of the total investments outstanding, investments held to maturity represented 55.8% at June 30, 1995.

Gross loans increased by $3,194,000 from December 31, 1994 to June 30, 1995, an increase of 3.3% from $98,187,000 to $101,381,000. Within the loan portfolio, growth was realized in both the commercial and mortgage portfolios while installment and personal-loan types of products remained relatively stable.

Deposits increased dramatically, $12,271,000 or 10.5% from December 31, 1994 to June 30, 1995. These increases can be attributed to a number of factors; the opening of the Bank's new Rockland Plaza Office in December 1994, and two promotions during the first half. The growth was in the Time Deposit portfolio which saw an increase of $17,470,000 or 37.1%, growing from $47,054,000 at December 31, 1994 to $64,524,000 at June 30, 1995.

Offsetting this growth in Time Deposits were decreases in each of the other three major deposit categories. Demand deposits decreased by $1,046,000 or 6.6% from $15,772,000 at December 31, 1994 to $14,726,000 at June 30, 1995.
NOW+ and Money Market Accounts decreased by 8.1% or $2,268,000 from $28,162,000 to $25,894,000 between the two dates. Savings deposits decreased by $1,885,000 or 7.1% from December 31, 1994 to June 30, 1995 ending at $24,540,000.

Federal funds purchased decreased by $5,493,000 as the Bank repaid all of its short-term borrowings from its correspondent banks earlier in the year. The Bank still has $3,000,000 in short-term borrowings from the Federal Home Loan Bank of Pittsburgh. All mature within the next twelve months. Management feels the current liquidity levels are sufficient to meet both short-term funding needs and repayment requirements.

Stockholders Equity increased by $642,000 or 4.4% between December 31, 1994 and June 30, 1995, from $14,722,000 to $15,364,000. Included within this figure is the adjustment for unrealized gains or losses on securities available for sale. This adjustment improved from an unrealized loss of $258,000 to an unrealized gain of $97,000 from December 31, 1994 to June 30, 1995. This improvement was due mainly to the downturn in interest rates.

Results of Operations

Six Month Periods Ended June 30, 1995 and 1994

The Company's net interest margin for the six months ended June 30, 1995 was $2,990,000. Compared with the same period in 1994 an increase of only $20,000 was realized. Included within this change were an increase in total interest income and an increase in total interest expense.

Interest income increased by $617,000 or 12.7% between the six month periods ended June 30, 1994 and 1995 growing from $4,859,000 to $5,476,000. Both interest and fees on loans, and interest on investments increased. Interest and fees on loans increased from $3,917,000 for the period in 1994 to $4,443,000 for the same period in 1995, an increase of 13.4%. This increase is attributed to the increase in the volume of loans. The overall yield on the portfolio, however, decreased from 8.98% for the first six months of 1994 to 8.87% for the first six months of 1995. This decrease reflects the national trend in lower interest rates created by Federal Reserve System economic policy.

Interest on investments increased from $833,000 to $983,000, or $150,000 representing an increase of 18.0% between the two periods. The overall yield on the investment portfolio increased from 5.33% for the first six months of 1994 compared to 5.75% for the same period in 1995.

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

Other expenses increased by a modest 7.0% from the six month period ended June 30, 1994 compared with the same six month period in 1995 growing from $589,000 to $665,000, respectively, an increase of $76,000. Included within this general category, net occupancy expenses increased by $52,000 or 37.1% from the first six months of 1994 to the same period in 1995. This is a direct result of the opening of three new facilities throughout 1994, two of which started operations in the second half of the year. Both the Bank's Loan Center and its full-service office at Rockland Plaza contributed to this increase. Furniture and equipment expenses also increased, but by a much smaller $9,000, or 7.7% and totaled $126,000 through the first six months of 1995 compared with $117,000 for the first six months of 1994.

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

Interest on investment securities for the quarter ended June 30, 1995 was $500,000 compared with $437,000 for the quarter ended June 30, 1994, an increase in $63,000 or 14.4%. Within this portfolio, interest on U.S. Treasury Notes increased by $19,000 or 12.5% between the two quarters ended June 30, 1994 and 1995. Interest on other bonds also increased dramatically, 227.8%, but represents only $41,000 in increased income growing from $18,000 to $59,000 between the two periods.

Interest on deposits increased by $297,000 or 31.6% between the two quarters ended June 30, 1994 and 1995 growing from $939,000 to $1,236,000 respectively. This increase is attributed to both the overall increase in interest rates and the results of various deposit promotions late in 1994 and earlier in 1995 in association with the grand opening celebrations of the new facilities and an anniversary celebration at one of the Bank's other offices. Interest on borrowed funds also increased dramatically, 408.3%, but represents only $61,000 of the total.

The provision for loan losses taken from current earnings increased from $36,000 for the quarter ended June 30, 1994 compared with $65,000 for the quarter ended June 30, 1995, an increase of $29,000 or 80.6%. This increase can generally be attributed to the increase in total loans outstanding throughout the quarter.

Other income increased by 30.7% or $31,000 from $101,000 for the quarter ended June 30, 1994 compared to $132,000 for the quarter ended June 30, 1995. Included within this total is an increase of $27,000 or 75.0% in other operating income from $36,000 to $63,000 between the two quarters, respectively.

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

Net income decreased by 15.8% or $57,000 from $360,000 for the quarter ended June 30, 1994 to $303,000 for the quarter ended June 30, 1995. Based on the average number of shares outstanding for the two periods, income per share for the quarter ended June 30, 1995 was $0.25 compared with $0.30 for the same period in 1994. A dividend of $0.11 per share was paid during the quarter ended June 30, 1995 compared with a dividend of $0.10 per share during the same period in 1994.

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

     The following table shows the repricing periods of interest earning assets and interest bearing liabilities as of June 30, 1995:

                         INTEREST RATE SENSITIVITY
                           (Amounts in thousands)

                                        Repricing Period
                              Within      One Year to      Over
                             One Year      Five Years   Five Years   Total
Assets

Securities                   $ 10,301     $ 17,831     $  7,169     $ 35,301
Federal Funds Sold              5,423            0            0        5,423
Interest-bearing Balances         241            0            0          241
Net Loans                      49,067       20,610       30,532      100,209
                               ______       ______       ______      _______
Total                        $ 65,032     $ 38,441     $ 37,701     $141,174

Liabilities

Total Interest-Bearing
   Deposits                  $ 88,155     $ 26,765     $     0     $114,920
Other Borrowed Funds            3,000            0           0        3,000
                               ______       ______       _____      _______
Total                        $ 91,155     $ 26,765     $     0     $117,920
                               ______       ______      ______       ______
Rate Sensitivity Gap         $(26,123)    $ 11,676     $37,701     $ 23,254
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

          None

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



                                        FIRST LEESPORT BANCORP, INC.
                                                    (Registrant)




Dated:  August 9, 1995                    By  John T. Connelly
                                              John T. Connelly
                                              President and
                                              Chief Executive Officer

Dated:  August 9, 1995                    By  Frederick P. Henrich
                                              Frederick P. Henrich
                                              Treasurer and
                                              Chief Accounting Officer

[PERIOD-START]                             APR-01-1995
[PERIOD-END]                               JUN-30-1995
[CASH]                                       4,464,000
[INT-BEARING-DEPOSITS]                         240,000
[FED-FUNDS-SOLD]                             5,423,000
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                 15,600,000
[INVESTMENTS-CARRYING]                      19,701,000
[INVESTMENTS-MARKET]                        19,746,000
[LOANS]                                    101,381,000
[ALLOWANCE]                                (1,172,000)
[TOTAL-ASSETS]                             150,591,000
[DEPOSITS]                                 129,684,000
[SHORT-TERM]                                 2,000,000
[LIABILITIES-OTHER]                          2,664,000
[LONG-TERM]                                  1,000,000
[COMMON]                                     6,000,000
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                   9,243,000
[TOTAL-LIABILITIES-AND-EQUITY]             150,591,000
[INTEREST-LOAN]                              4,443,000
[INTEREST-INVEST]                              983,000
[INTEREST-OTHER]                                50,000
[INTEREST-TOTAL]                             5,476,000
[INTEREST-DEPOSIT]                           2,268,000
[INTEREST-EXPENSE]                           2,486,000
[INTEREST-INCOME-NET]                        2,990,000
[LOAN-LOSSES]                                  218,000
[SECURITIES-GAINS]                               1,000
[EXPENSE-OTHER]                              2,374,000
[INCOME-PRETAX]                                686,000
[INCOME-PRE-EXTRAORDINARY]                           0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   549,000
[EPS-PRIMARY]                                     0.46
[EPS-DILUTED]                                     0.46
[YIELD-ACTUAL]                                    4.67
[LOANS-NON]                                  1,261,000
[LOANS-PAST]                                   271,000
[LOANS-TROUBLED]                             1,500,000
[LOANS-PROBLEM]                                      0
[ALLOWANCE-OPEN]                             1,124,000
[CHARGE-OFFS]                                  208,000
[RECOVERIES]                                    81,000
[ALLOWANCE-CLOSE]                            1,172,000
[ALLOWANCE-DOMESTIC]                                 0
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                      1,172,000