Form 10QSB
period 1995-09-30
FIRST LEESPORT BANCORP INC
filed 1995-11-09
CIK 775662

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

        X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1995, or

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


            Class                           Outstanding at November 1, 1995
Common Stock ($5.00 par value)                      1,191,171 Shares


                    Part I  -  FINANCIAL INFORMATION

                FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
              UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
               (Amounts in thousands, except per share data)

                                                           Sept.30    Dec. 31
ASSETS                                                       1995       1994
Cash and due from banks and interest-bearing deposits     $  4,600   $  5,337
Federal Funds sold                                               0          0
Securities held to maturity
   (Fair value - $21,589 and 1994 - $18,432)                21,480     19,246
Securities available for sale                               15,313     14,998
Loans, net of unearned discount                            106,270     98,187
   Less allowance for loan losses                           (1,157)    (1,124)
                                                           _______     ______
      Net Loans                                            105,113     97,063
Bank premises and equipment                                  3,327      3,477
Other Real Estate Owned                                        168        182
Other assets                                                 1,599      1,564
                                                           _______    _______
   Total Assets                                            151,600    141,867

LIABILITIES
Demand deposits                                           $ 15,395   $ 15,772
NOW+ and Money Market accounts                              27,299     28,162
Savings deposits                                            23,309     26,425
Time deposits                                               66,456     47,054
                                                           _______    _______
   Total deposits                                          132,459    117,413
Federal Funds purchased                                      1,295      5,493
Other borrowed funds                                             0      2,000
Long term debt                                               1,000      1,000
Accrued interest payable                                       664        581
Other liabilities                                              561        779
                                                           _______    _______
   Total Liabilities                                       135,979    127,266

STOCKHOLDERS' EQUITY
Common stock, $5.00 par value per share; authorized 2,000,000
   shares, issued 1,200,000 shares.                       $  6,000   $  6,000
Surplus                                                      3,000      3,000
Retained Earnings                                            6,576      5,980
Unrealized appreciation (depreciation) on securities
   available for sale, net of taxes                            166       (258)
Treasury Stock, at cost - 8,829 shares                        (121)      (121)
                                                            ______     ______
   Total Stockholders' Equity                               15,621     14,601
                                                           _______    _______
   Total Liabilities and Stockholders' Equity              151,600    141,867

The accompanying notes are an integral part of these condensed financial statements.

                 FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Amounts in thousands, except per share data)
                           (in thousands)           (in thousands)
                               Three Months              Nine Months
                              Ended Sept.30            Ended Sept.30
                             1995      1994         1995      1994
INTEREST INCOME
Interest & Fees on Loans      $ 2,356  $ 2,006    $ 6,799   $ 5,923
Interest on Federal
   Funds Sold                      74       50        124       159
Interest on Securities:
   Taxable Securities             353      319      1,008       838
   State & Municipal Bonds        165      164        493       478
                                _____    _____      _____     _____
TOTAL INTEREST INCOME           2,948    2,539      8,424     7,398

INTEREST EXPENSE
Interest on deposits            1,359      954      3,627     2,819
Interest on borrowed funds         40       16        258        40
                                _____      ___      _____     _____
TOTAL INTEREST EXPENSE          1,399      970      3,885     2,859
                                _____    _____      _____     _____
NET INTEREST INCOME             1,549    1,569      4,539     4,539
Provision for loan losses          35       24        210        96

   Net Interest Income after    _____    _____      _____     _____
   provision for loan losses    1,514    1,545      4,329     4,443

OTHER INCOME
Service charges on deposits        75       66        208       188
Gains on sales of securities        0        0          1         0
Other operating income             68       40        179       125
                                  ___      ___        ___       ___
TOTAL OTHER INCOME                143      106        388       313

OTHER EXPENSES
Salaries, wages, and benefits     485      597      1,613     1,728
Net occupancy expense             108       88        300       228
Furniture and equipment expense    73       58        199       175
Computer processing expense        66       60        197       177
FDIC insurance expense             (8)      65        124       189
Other operating expenses          332      282        997       871
                                _____    _____      _____     _____
TOTAL OTHER EXPENSES            1,056    1,150      3,430     3,368
                                _____    _____      _____     _____
Income before income taxes        601      501      1,287     1,388
Federal income taxes              161      124        298       330
                                  ___      ___        ___     _____
NET INCOME                        440      377        989     1,058

PER SHARE DATA
Based on average shares
   outstanding              1,191,171 1,191,171 1,191,171 1,191,171
   Net Income                    0.36      0.32      0.83      0.89
   Dividends                     0.11      0.11      0.33      0.31

The accompanying notes are an integral part of these condensed financial statements.

              FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
        UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              Amounts in thousands, except per share data)

                                                             Nine Months Ended
                                                                  Sept.30
                                                              1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                 $   989   $  1,058
Provision for loan losses                                      210         96
Provision for depreciation and amortization                    191        171
Net amortization of security premiums and discounts            (49)       (55)
Loans originated for sale                                    9,075      4,038
Proceeds from sales of loans                                (9,053)    (4,012)
(Gain) Loss on sales of loans                                  (22)       (26)
(Gain) Loss on sales of securities                              (1)         0
(Increase) Decrease in accrued interest receivable
   and other assets                                             21        225
Increase (Decrease) in accrued interest payable
   and other liabilities                                       140        (56)
                                                             _____      _____
NET CASH PROVIDED BY OPERATING ACTIVITIES                    1,479      1,413

CASH FLOWS FROM INVESTING ACTIVITIES
Held-to-maturity securities:
   Proceeds from maturities of securities                    2,590      4,223
   Purchase of securities                                   (4,873)    (7,442)
Available-for-sale securities:
   Proceeds from maturities of securities                      611      1,059
   Proceeds from sales of securities                         1,175          0
   Purchase of securities                                   (2,050)    (4,853)
Net (Increase) decrease in federal funds sold                    0      5,106
Loans made to customers, net of principal collected         (8,083)    (5,529)
Purchases of bank premises and equipment                       (41)    (1,110)
                                                             _____      _____
NET CASH (USED IN) INVESTING ACTIVITIES                    (10,671)    (8,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                         15,046      4,789
Net increase (decrease) in federal funds purchased          (4,198)         0
Net increase (decrease) in other borrowed funds             (2,000)     2,000
Proceeds from long-term debt                                     0          0
Dividends paid                                                (393)      (369)
                                                             _____      _____
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          8,455      6,420
                                                             _____      _____
Increase (decrease) in cash and cash equivalents              (737)      (713)
                                                             _____      _____
Cash and cash equivalents:    Beginning                      5,337      4,783
                                                             _____      _____
                              Ending                         4,600      4,070
                                                             _____      _____
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:

Interest paid                                              $ 3,544    $ 2,888
Income taxes paid                                              280        233

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

2. The results of operations for the nine-month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

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

              MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Financial Condition

The Company's total assets increased by $9,733,000 from December 31, 1994 to September 30, 1995, an increase of 6.9%, growing from $141,867,000 to $151,600,000. The majority of the growth was realized in the loan portfolio with that segment accounting for over 80% of the total increase. Funding for this growth came from increased levels of deposits, primarily time deposits.

The loan portfolio, net of the allowance for loan losses, grew by $8,050,000, or 8.3% from $97,063,000 at December 31, 1994 to $105,113,000 at September 30,
1995. Within this portfolio, net commercial loans increased by $2,749,000, or 9.4% between the two dates while net mortgage loans increased by $5,417,000, an increase of 10.1%. Net installment loans remained relatively stable, increasing by only $294,000 during the same period. Other loans, which include credit cards and pre-approved consumer-type lines of credit, actually decreased by $377,000 from December 31, 1994 to September 30, 1995. The Bank has experienced a good deal of activity in the mortgage area with the opening of a mortgage loan production center in August of 1994, and this activity has lead to the substantial increase in mortgage loans outstanding.

The Bank also originates mortgages for sale into the secondary market, and at September 30, 1995 serviced a total of $9,076,000 of mortgages sold into the secondary market. These types of mortgages totalled only $4,073,000 at December 31, 1994 and the current balance represents an increase of 122.8%. These serviced loans are not included in the total loan portfolio amounts highlighted above as they are sold without recourse.

The allowance for loan losses increased by $33,000 between December 31, 1994 and September 30, 1995, and now amounts to $1,157,000 representing 1.09% of the loan portfolio. This percentage has decreased from the 1.15% ratio at December 31, 1994. Management and the Bank's Board of Directors review the allowance on a quarterly basis, and in conjunction with the Bank's Loan Review Officer, the Collection Manager, and an analysis of current levels of past due and non-performing loans, assess the need for additional provisions from earnings. The level of the allowance at September 30, 1995 was deemed to be adequate.

Cash and balances due from other banks, including federal funds sold, decreased by 13.8%, or $737,000, from December 31, 1994 to September 30, 1995. During the third quarter, excess funds were used to purchase investment securities to improve the Bank's overall yield on earning assets. Federal funds sold, although zero at December 31, 1994, had grown in excess of $5,000,000 during the year. At September 30, 1995, these funds had been completely invested.

Investment securities in the held-to-maturity category increased by $2,234,000 between December 31, 1994 and September 30, 1995, an increase of 11.6%, and now total $21,480,000. Callable U.S. Government-sponsored agency securities were purchased during the third quarter in an effort to improve the overall yield on the portfolio. Held-to-maturity investments now account for 58.4% of the Bank's total investment securities portfolio.

Total deposits of the Bank increased by 12.8%, or $15,046,000 from $117,413,000 at December 31, 1994 to $132,459,000 at September 30, 1995. Time
deposits were the only category to increase as each of the demand deposits, NOW+ and money markets, and savings-type deposits decreased by a combined $4,356,000 between the two dates.

The increase in time deposits of $19,402,000, or 41.2%, can be attributed to deposit promotions earlier in the year coinciding with a grand opening celebration at the Rockland Plaza Office and an anniversary celebration at the Wyomissing Hills Office. Along with these celebrations, special promotional rates of interest were paid on certificates.

Federal funds purchased, which totalled $5,493,000 at December 31, 1994, decreased to $1,295,000 at September 30, 1995. The deposit activity noted above, in conjunction with the investment and loan activity, provided excess funds which were used to reduce the purchased funds outstanding.

Other borrowed funds, including long-term debt, were reduced by $2,000,000 between December 31, 1994 and September 30, 1995. These funds, borrowed from the Federal Home Loan Bank of Pittsburgh, carry fixed rates and specific maturities. The $1,000,000 still outstanding matures in February of 1996.

Stockholders' Equity increased by 7.0%, or $1,020,000 from $14,601,000 at December 31, 1994 to $15,621,000 at September 30, 1995. Retained net income contributed $601,000 to this increase, while an improvement in the market value of investment securities available for sale, net of the tax effect, contributed $424,000. The Bank's Capital to Assets ratio, or leverage ratio, decreased from 10.6% at December 31, 1994 to 10.1% at September 30, 1995 as a result of the asset growth exceeding the capital growth noted above. This percentage is well in excess of the regulatory minimum of 3.0%.

Results of Operations

Nine Month Periods Ended September 30, 1995 and 1994

Total interest income for the nine months ended September 30, 1995 was $8,424,000 compared to $7,398,000 for the same period in 1994. Of this $1,026,000 increase, $876,000 came from increased interest and fees on loans. Increases in total investment interest contributed $185,000, but were partially offset by a decrease of $35,000 in interest on federal funds sold.

The average yield on the entire loan portfolio for the nine month period ended September 30, 1995 was 8.95% which matched that of the same period in 1994. The average balance outstanding increased from $88,242,000 at September 30, 1994 to $101,258,000 at September 30, 1995, while interest income increased from $5,923,000 to $6,799,000 for the comparable, nine-month periods. Although the yield on commercial loans increased, both the yield on mortgages and the yield on installment loans decreased.

The average yield on investment securities improved to 5.75% for the nine month period ended September 30, 1995 from 5.23% for the same period in 1994. This improvement, while average balances remained relatively stable, actually resulted in an increase of $150,000 in total income. This analysis includes interest on federal funds sold. Active management of the Bank's liquid funds contributed to this improvement.

The overall yield on the Bank's earning assets improved from 7.84% for the nine month period ended September 30, 1994 to 8.09% for the same period in 1995. During this time, earning assets increased from $125,817,000 to $138,922,000. Earning assets accounted for 93.6% of all assets at September 30, 1995 compared with only 92.6% of all assets at September 30, 1994.

Total interest expense increased by 35.9%, or $1,026,000 between the two nine month periods ended September 30, 1994 and 1995. The overall cost of funds for the Bank increased from 3.70% at September 30, 1994 to 4.48% at September 30, 1995.

Average balances for both time deposits and borrowed funds contributed significantly to this increased cost of funds with these averages increasing by a combined $15,957,000 between the two nine month periods ending September 30, 1994 and 1995. The average cost of these time deposits also increased, growing from 4.37% at September 30, 1994 to 5.44% at September 30, 1995. This increase can be directly tied to bank-wide promotions earlier in the year. The cost of borrowed funds also increased dramatically, with the average cost of 4.99% at September 30, 1994 growing to 6.05% at September 30, 1995. Partially offsetting these balances were decreases in money market accounts, personal investment accounts, and statement savings balances, although not as dramatic.

The interest margin remained stable, in spite of these changes, at $4,539,000 for the first nine months of both years. Expressed as a percentage of the increased earning assets level, though, the yield decreased from 4.81% for the first nine months of 1994 to 4.36% for the same period in 1995.

The provision for loan losses totalled $210,000 through September 30, 1995 compared with only $96,000 through September 30, 1994, an increase of 118.8%. The net interest margin after the provision, accordingly, decreased by $114,000, falling from $4,443,000 for the nine month period ended September 30, 1994 to $4,329,000 for the nine month period ended September 30, 1995, a decrease of 2.6%.

Other income increased from $313,000 for the first nine months of 1994 to $388,000 for the same period in 1995, an increase of $75,000, or 24.0%. Included within this total, $23,000 in income was recognized on the sales of mortgage loans into the secondary market. In addition, service charges on deposits increased by $20,000, or 10.6% as part of the overall increase.

Other expenses increased by $62,000, or 1.8% between the two nine month periods ended September 30, 1994 and 1995, growing from $3,368,000 to $3,430,000. Within this major category, salaries, wages and benefits actually decreased by $115,000 or 6.7%, as incentive programs were reviewed and adjusted based on current year's performance to date. Net occupancy expense and furniture and equipment expenses increased by a combined $96,000 as the costs of the Bank's newest offices were recognized. The Loan Center opened in August of 1994 and the Rockland Plaza office opened in December of 1994. There were no major improvement projects throughout the first nine months of 1995.

FDIC insurance expense decreased from $189,000 for the first nine months of 1994 to $124,000 for the same period in 1995, a decrease of $65,000 or 34.4%. This decrease is directly attributed to the reduction in rates of FDIC insurance and the accompanying rebated premium from the FDIC. The Bank projects that total FDIC insurance costs for 1995 will be $137,000, a decrease of $117,000, or 46.1% from the 1994 total of $254,000.

Other operating expenses increased $126,000 or 14.5% from $871,000 for the period ended September 30, 1994 to $997,000 for the period ended September 30, 1995. Included within this category, the costs of maintaining the Bank's other real estate owned increased from $17,000 to $44,000, and advertising expenses increased from $114,000 to $133,000 over the two periods. These two increases account for 36.5% of the total increase in this category.

Income before income taxes decreased from $1,388,000 for the first nine months of 1994 to $1,287,000 for the same period in 1995, a decrease of $101,000 or 7.3%. This decrease had a positive effect on the income tax provision which decreased from $330,000 for the period in 1994 to $298,000 for the period in 1995, a decrease of $32,000 or 9.7%.

Net income decreased by $69,000 or 6.5% from $1,058,000 for the nine months ended September 30, 1994 to $989,000 for the nine months ended September 30, 1995. On a per share basis, net income for the first nine months of 1995 was $0.83 per share compared with $0.89 per share for the first nine months of 1994. Dividends increased between the periods, growing from $0.31 per share for the period in 1994 to $0.33 per share for the period in 1995.

Three Month Periods Ended September 30, 1995 and 1994

Total interest income increased by 16.1%, or $409,000 between the three month periods ended September 30, 1994 and September 30, 1995, growing from $2,539,000 to $2,948,000. Within this total, all three categories of interest income increased.

Interest and fees on loans increased by $350,000, or 17.5%, from $2,006,000 to $2,356,000. Increased volume contributed to this increase. Interest on federal funds sold increased by 48.0% between the two periods, growing from $50,000 for the quarter ended September 30, 1994 to $74,000 for the quarter ended September 30, 1995. Although the current level of federal funds sold is zero, there were significant balances early in the third quarter which contributed to this increase. In addition, yields on federal funds sold were higher during the third quarter of 1995 than they were during the third quarter of 1994. Interest on investment securities also increased between the two periods, growing to $518,000 for the quarter ended September 30, 1995 from $483,000 for the quarter ended September 30, 1994, an increase of $35,000 or 0.6%. Investment activity during the quarter contributed to the higher yield within the overall investment securities portfolio.

Interest expense increased by $429,000, or 44.2% from the third quarter of 1994 to the third quarter of 1995. During this time, interest expense increased from $970,000 to $1,399,000. Included within this total were increases in both interest on deposits and interest on borrowed funds. The increased volume and cost of deposits and borrowed funds, particularly time deposits, contributed to the interest expense increase during the periods.

The net interest margin decreased to $1,549,000 from $1,569,000 between the two quarters ended September 30, 1995 and 1994, respectively, a decrease of $20,000, or 1.3%. Combined with an increase in the provision for loan losses between the two periods of $11,000, the net interest margin after the provision, decreased by $31,000, or 2.0%. For the third quarters of 1994 and 1995, respectively, the interest margins, after the provision, were $1,545,000, and $1,514,000.

Other income increased by $37,000 or 34.9% between the third quarter of 1994 and the third quarter of 1995, growing from $106,000 to $143,000, respectively. Service charges on deposits increased by $9,000, while other operating income increased by $28,000. Included in this other operating income increase was a recovery of costs associated with an other real estate owned property which totalled in excess of $8,000.

Total other expenses decreased by $94,000, or 8.2% between the three month period ended September 30, 1994 and the three month period ended September 30, 1995. A major contributing factor in this total was a refund of an insurance premium from the FDIC in excess of $75,000. Salaries, wages, and benefits decreased by $112,000 between the two periods, as costs associated with an employee incentive program were adjusted based on current year's performance.

Income before income taxes increased from $501,000 for the three month period ended September 30, 1994 to $601,000 for the same period in 1995, an increase of $100,000 or 20.0%. The associated increase in income taxes of $37,000 resulted in net income for the third quarter improving from $377,000 for the period in 1994 to $440,000 for the period in 1995, an increase of $63,000, or 16.7%.

Net income per share amounted to $0.32 per share for the third quarter of 1994 compared with $0.36 per share for the third quarter of 1995. Dividends paid amounted to $0.11 per share for both years.

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

     Asset/liability management is intended to provide for adequate liquidity and interest rate sensitivity by matching interest rate-sensitive assets and liabilities and coordinating maturities on assets and liabilities. Approximately 30% of the commercial loan portfolio is sensitive to interest rate changes. Other loans are written for relatively short terms and, except for the majority of residential mortgage loans, provide for a readjustment of the interest rate at specified times during the term of the loan. In addition, interest rates offered for all types of deposit instruments are reviewed weekly and are established on a basis consistent with funding needs and maintaining a desirable spread between cost and return. The Bank does not utilize repurchase agreements, reverse repurchase agreements, interest rate swaps, or other derivative products in its asset/liability management practices at this time.

     The following table shows the repricing periods of interest earning assets and interest bearing liabilities as of September 30, 1995:

                         INTEREST RATE SENSITIVITY
                           (Amounts in thousands)

                                        Repricing Period
                              Within      One Year to      Over
                             One Year      Five Years   Five Years  Total
Assets

Securities                   $ 11,562     $ 20,459     $  4,772    $ 36,793
Federal Funds Sold                  0            0            0           0
Interest-bearing Balances         203            0            0         203
Net Loans                      37,835       19,320       49,115     106,270
                               ______       ______       ______     _______
Total                        $ 49,600     $ 39,779     $ 53,887    $143,266

Liabilities

Total Interest-Bearing
   Deposits                  $ 87,401     $ 29,663     $     0     $117,064
Other Borrowed Funds            2,295            0           0        2,295
                               ______       ______       _____      _______
Total                        $ 89,696     $ 29,663     $     0     $119,359
                               ______       ______      ______       ______
Rate Sensitivity Gap         $(40,096)    $ 10,116     $53,887     $ 23,907
                               ______       ______      ______       ______

Capital Adequacy

     The following table provides information about the capital of the Bank as it relates to regulatory minimums as of selected Balance Sheet dates:

                                         Regulatory   Sept.30,    Dec. 31,
                                          Minimum       1995       1994
Tier I Capital to Risk-Adjusted Assets      4.00%      16.00%      16.47%

Total Capital to Risk-Adjusted Assets       8.00%      17.20%      17.72%

Leverage Ratio                              3.00%      10.08%      10.65%

          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to Vote of Security Holders

          None

Item 5.   Other Information

          The Board of Directors of First Leesport Bancorp, Inc. at its September 12, 1995 meeting, declared an $.11 per share cash dividend to be paid October 16, 1995 to holders of record on September 29, 1995.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               None

PAGE

                               SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        FIRST LEESPORT BANCORP, INC.
                                                    (Registrant)




Dated:  November 8, 1995                 By  John T. Connelly
                                              John T. Connelly
                                              President and
                                              Chief Executive Officer

Dated:  November 8, 1995                 By  Frederick P. Henrich
                                              Frederick P. Henrich
                                              Treasurer and
                                              Chief Accounting Officer

[ARTICLE] 9

[PERIOD-TYPE]                   QTR-3
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               SEP-30-1995
[CASH]                                       4,397,000
[INT-BEARING-DEPOSITS]                         203,000
[FED-FUNDS-SOLD]                                     0
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                 21,480,000
[INVESTMENTS-CARRYING]                      21,589,000
[INVESTMENTS-MARKET]                        15,313,000
[LOANS]                                    106,270,000
[ALLOWANCE]                                (1,157,000)
[TOTAL-ASSETS]                             151,600,000
[DEPOSITS]                                 132,459,000
[SHORT-TERM]                                 1,295,000
[LIABILITIES-OTHER]                          1,225,000
[LONG-TERM]                                  1,000,000
[COMMON]                                     6,000,000
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                   9,621,000
[TOTAL-LIABILITIES-AND-EQUITY]             151,600,000
[INTEREST-LOAN]                              6,799,000
[INTEREST-INVEST]                            1,501,000
[INTEREST-OTHER]                               124,000
[INTEREST-TOTAL]                             8,424,000
[INTEREST-DEPOSIT]                           3,627,000
[INTEREST-EXPENSE]                           3,885,000
[INTEREST-INCOME-NET]                        4,539,000
[LOAN-LOSSES]                                  210,000
[SECURITIES-GAINS]                               1,000
[EXPENSE-OTHER]                              3,430,000
[INCOME-PRETAX]                              1,287,000
[INCOME-PRE-EXTRAORDINARY]                           0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   989,000
[EPS-PRIMARY]                                     0.83
[EPS-DILUTED]                                     0.83
[YIELD-ACTUAL]                                    4.36
[LOANS-NON]                                    958,000
[LOANS-PAST]                                   292,000
[LOANS-TROUBLED]                             1,463,000
[LOANS-PROBLEM]                                      0
[ALLOWANCE-OPEN]                             1,124,000
[CHARGE-OFFS]                                  279,000
[RECOVERIES]                                   102,000
[ALLOWANCE-CLOSE]                            1,157,000
[ALLOWANCE-DOMESTIC]                                 0
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                      1,157,000