Form 10QSB/A
period 1995-06-30
FIRST LEESPORT BANCORP INC
filed 1996-01-31
CIK 775662

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



                                        FIRST LEESPORT BANCORP, INC.
                                                    (Registrant)




Dated:  January 30, 1996                  By  John T. Connelly
                                              John T. Connelly
                                              President and
                                              Chief Executive Officer

Dated:  January 30, 1996                  By  Frederick P. Henrich
                                              Frederick P. Henrich
                                              Treasurer and
                                              Chief Accounting Officer