Form 10QSB/A
period 1995-09-30
FIRST LEESPORT BANCORP INC
filed 1996-01-31
CIK 775662

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

                                     SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        FIRST LEESPORT BANCORP, INC.
                                                    (Registrant)




Dated:  January 31, 1996                  By  John T. Connelly
                                              John T. Connelly
                                              President and
                                              Chief Executive Officer

Dated:  January 31, 1996                  By  Frederick P. Henrich
                                              Frederick P. Henrich
                                              Treasurer and
                                              Chief Accounting Officer