Form 10KSB
period 1995-12-31
FIRST LEESPORT BANCORP INC
filed 1996-03-28
CIK 775662

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X]   Annual report under Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended December 31, 1995, or

[ ]   Transition report under Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

Commission File Number 0-14555.

                  FIRST LEESPORT BANCORP, INC.
                (Name of Small Business Issuer in its Charter)

      Pennsylvania                                   23-2354007
(State or Other Juris-                          (I.R.S. Employer
diction of Incorporation)                       Identification No.)

133 North Centre Avenue,
Leesport, Pennsylvania  19533
(Address of Principal Executive Offices)

Registrant's Telephone Number:  (610) 926-2161

Securities registered under Section 12(b) of the Exchange Act:

                                                Name of Each Exchange
Title of Each Class                              on Which Registered
      NONE                                            NONE

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $5.00 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No. ___.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for year ended December 31, 1995:  $11,993,000.

As of March 22, 1996, the aggregate market value of the Common
Stock (based upon the average sales price on such date) of the Registrant held by nonaffiliates was $18,741,680.

Number of Shares of Common Stock Outstanding at March 8, 1996:
1,191,171.

Portions of the registrant's definitive Proxy Statement prepared in connection with its Annual Meeting of Stockholders to be held on April 9, 1996 are incorporated in Part III hereof.

                                    PART I

Item 1.  Business.

The Company.

      First Leesport Bancorp, Inc. (the "Company") is a Pennsylvania business corporation headquartered at 133 North Centre Avenue, Leesport, Pennsylvania 19533. The Company was organized as a bank holding company on January 1, 1986, with The First National Bank of Leesport (the "Bank") as a wholly-owned subsidiary of the Company. Presently, the Company functions primarily as the holder of all the common stock of the Bank. Although it does not have any present plans to do so, the Company may acquire other subsidiaries in the future.

The Bank.

      The Bank was incorporated under the laws of the United States of America as a national bank in 1909. Since its inception, the Bank has operated as a banking institution doing business in Berks County, Pennsylvania. At December 31, 1995, the Bank had total assets of $152.4 million, total stockholders' equity of $16.2 million, and total deposits of $133.4 million. The Bank currently has the equivalent of 78 full-time employees.

      The Bank engages in a full service commercial and consumer banking business, including such services as accepting deposits in the form of time, demand and savings accounts. Such time deposits include certificates of deposit, individual retirement accounts, and club accounts. The savings accounts include money market accounts, NOW plus accounts, and the traditional regular savings accounts. In addition to accepting deposits, the Bank makes both secured and unsecured commercial and consumer loans, finances commercial transactions, makes construction and mortgage loans, including home equity loans, issues credit cards, and rents safe deposit facilities. The Bank also provides small business loans and student loans. The Bank purchases certain of the data processing services that it requires from Bisys, Inc., a company based in Cherry Hill, New Jersey.

      The Bank's main office is located at 133 North Centre Avenue, Leesport, Pennsylvania. The Bank also provides services to its customers through four full service offices located in Blandon, Wyomissing Hills, Wernersville, and Reading, Pennsylvania. All offices, except the Wernersville office, provide drive-in facilities and automated teller machines. (See "Properties.") The Bank also operates a loan production office in Wyomissing, Pennsylvania.

Supervision and Regulation.

      Securities Regulation

      The Company is under the jurisdiction of the Securities and Exchange Commission and of state securities commissions for matters relating to the offering and sale of its securities. In addition, the Company is subject to the Securities and Exchange Commission's rules and regulations relating to periodic reporting, proxy solicitation, and insider trading.

      Bank Holding Company Regulation

      The Company is registered as a bank holding company and is subject to the regulations of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended ("BHCA"). Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board. The Federal Reserve Board has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board, pursuant to such regulations, may require the Company to stand ready to use its resources to provide adequate capital funds to the Bank during periods of financial stress or adversity.

      The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve Board. Additionally, the BHCA prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. Under the BHCA, the Federal Reserve Board has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

      Capital Adequacy Standards

      Bank holding companies are required to comply with the Federal Reserve Board's risk-based capital guidelines.
Currently, the required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders' equity, noncumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less certain intangible assets. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve Board requires each bank holding company to comply with the leverage ratio, under which the bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 4% to 5%.

            The risk-based capital guidelines are required to take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities. In August of 1995, the Federal banking agencies, including the Federal Reserve Board and the OCC, issued a rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of an institution. This new rule implements the first step of a two-step process by explicitly including a bank's exposure to declines in the value of its capital due to changes in interest rates as one factor that the banking agencies will consider in evaluating a bank's capital adequacy. The new rule does not establish a measurement framework for assessing a bank's interest rate risk exposure level. Examiners will use data collected by the banking agencies to determine the adequacy of an individual bank's capital in light of interest rate risk. Examiners will also consider historical financial performance, earnings exposure to interest rate movements and the adequacy of internal interest rate risk management, among other things. This case-by-case approach for assessing a bank's capital adequacy for interest rate risk is transitional. The second step of the banking agencies' interest rate risk regulation will be to establish an explicit minimum capital charge for interest rate risk, based on measured levels of interest rate risk exposure. The banking agencies will implement this second step at some future date. The Corporation is unable to predict the form in which these future regulations will ultimately be adopted or the effect the new or anticipated regulations would have on the operations and capital adequacy of the Bank.

            The federal bank regulators also adopted final rules relating to concentration of credit risk and risks of non-traditional activities effective on January 17, 1995. The agencies declined to adopt a quantitative test for concentrations of credit risk and, instead, provided that such risk would be considered in addition to other risks in assessing an institution's overall capital adequacy. Institutions with higher concentration of credit risk will be required to maintain greater levels of capital. Similarly, the federal banking agencies incorporated the evaluation of the risks of nontraditional activities into the overall assessment of capital adequacy. The agencies also indicated that rules regarding specific types of nontraditional activities will be promulgated from time to time.

Prompt Corrective Action

      As required by the Federal Deposit Insurance Act, each federal banking agency has specified the levels at which an insured institution will be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under these regulations, a bank will be considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater,
(ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level. An "adequately capitalized" bank is defined under the regulations as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with the highest composite regulatory examination rating) and (iv) does not meet the definition of a well capitalized bank. A bank will be considered
(A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with the highest regulatory examination rating); (B) "significantly undercapitalized" if the bank has
(i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets of equal to or less than 2%. The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings).

      Undercapitalized institutions, including significantly and critically undercapitalized institutions, are required to submit capital restoration plans to the appropriate federal banking regulator and are subject to restrictions on operations, including prohibitions on branching, engaging in new activities, paying management fees, making capital distributions such as dividends, and growing without regulatory approval. Moreover, companies controlling undercapitalized depository institutions will be required to guarantee their subsidiaries' compliance with the capital restoration plan up to an amount equal to the lesser of 5% of such an institution's assets or the amount of the capital deficiency when such an institution first fails to meet the plan. Loans to undercapitalized institutions from the Federal Reserve Banks are generally restricted.

      Regulation of the Bank

      The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System, and to banks whose deposits are insured by the FDIC. The Bank's operations are also subject to regulations of the OCC, the Board, and the FDIC.

      The primary supervisory authority of the Bank is the OCC, which regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of the Bank's depositors rather than the Company's shareholders. The Bank must furnish annual and quarterly reports to the OCC, which has the regulatory authority to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business.

      Federal banking laws and regulations govern, among other things, the scope of the Bank's business, the investments the Bank may make, the reserves against deposits the Bank must maintain, the types and terms of loans the Bank may make and the collateral it may take, the activities of the Bank with respect to mergers and consolidations, and the establishment of branches.

      Under the National Bank Act, as amended, the Bank is not permitted to pay dividends in an amount greater than its "undivided profits then on hand." In addition, approval of the OCC is required if the total of all dividends declared by the Bank in one year would exceed the Bank's "net profits" for the current year plus its retained profits for the two preceding years. Pursuant to OCC regulations, the Bank is prohibited from considering the allowance for loan and lease losses as an element of either "undivided profits then on hand" or "net profits" when calculating dividend-paying capacity. The prompt corrective action rules, described above, also limit the ability of a bank which is not classified as well capitalized or adequately capitalized to pay dividends.

      A subsidiary bank of a bank holding company, such as the Bank, is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries, and on taking such stock or securities as collateral for loans. The Federal Reserve Act and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to the principal stockholders of its parent holding company, among others, and to related interests of such principal stockholders. In addition, such act and regulations may affect the terms upon which any person becoming a principal stockholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

      FDIC Insurance Assessments

      The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.00% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6.0% or greater and a Tier 1 leverage ratio of 5.0% or greater, are assigned to the well-capitalized group.

      In August 1995 the FDIC adopted an amendment to the Bank Insurance Fund ("BIF") risk-based assessment schedule that lowers the deposit insurance assessment rate for most commercial banks and other depository institutions with deposits insured by BIF to $.04 per $100 of insured deposits. On November 14, 1995 the FDIC further reduced the BIF assessment rates to a range of $.00 per $100 of insured deposits (subject to a minimum annual premium of $2,000) for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk, beginning January 1, 1996. At the same time, the FDIC voted to retain the existing assessment rates of $.23 for every $100 of deposits for the members of Savings Association Insurance Fund (the "SAIF"), in the lowest risk-based premium category and $0.31 for every $100 of insured deposits for members of SAIF in the highest risk-based premium category. The Bank is a member of the BIF.

      Environmental Laws

      Environmentally related hazards have become a source of high risk and potential liability for financial institutions relating to their loans. Environmentally contaminated properties owned by an institution's borrowers may result in a drastic reduction in the value of the collateral securing the institution's loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. The Company is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding which is likely to have a material adverse affect on the financial condition or results of operations of the Company.

      Interstate Banking

      The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Law"), amended various federal banking laws to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The interstate banking provisions allow, effective September 29, 1995, for the acquisition by a bank holding company of a bank located in another state. Interstate bank mergers and branch purchase and assumption transactions will be allowed effective June 1, 1997; however, states may "opt-out" of the merger and purchase and assumption provisions by enacting a law which specifically prohibits such interstate transactions. States may, in the alternative, enact legislation to allow interstate merger and purchase and assumption transactions prior to June 1, 1997. States may also enact legislation to allow for de novo interstate branching by out of state banks. In July of 1995, Pennsylvania adopted "opt in" legislation permitting transactions which result in interstate branching and de novo interstate branching at the present time.

Governmental Monetary Policies.

      As a national bank, the Bank is a member bank of the Federal Reserve System. In addition to the effect of general economic conditions, the earnings of the Bank can be affected by the fiscal and monetary policies of the Federal Reserve System, which attempts to regulate the national money supply in order to mitigate recessionary and inflationary pressures. The techniques used by the Federal Reserve system include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The Federal Reserve System also conducts open market operations in United States Government securities.

      The policies of the Federal Reserve System have a direct impact on the level of bank loans and deposits and the interest rates charged and paid thereon. While the impact of current economic trends and of the policies of the Federal Reserve System and other regulatory authorities upon the future business and earnings of the Bank cannot be accurately predicted, such trends and policies can materially affect the revenues and income of commercial banks.

Competition.

      The banking industry in the Bank's service area is extremely competitive. The Bank's market area is the primary trade area of Berks County, Pennsylvania. The Bank competes not only with other commercial banks, but also with other financial institutions such as savings banks, savings and loan associations, money market funds, mortgage companies, leasing companies, finance companies, insurance companies, stock brokerage firms and a variety of financial service companies. Competition is based on both the price and quality of services offered by competing financial institutions.

      In addition to the Bank, there are 13 other commercial banks, 4 savings associations, and several credit unions that maintain offices in Berks County. Most of the banks and savings and loans in Berks County are larger than the Bank.

      The Company expects the operating environment for financial institutions to become increasingly competitive. Similarly, the manner in which banking institutions conduct their operations may change materially as the activities in which bank holding companies and their banking and nonbanking subsidiaries are permitted to engage expands, and funding and investment alternatives continue to broaden, although the long-range effects of these changes cannot be predicted with reasonable certainty at this time. These changes most likely will narrow the differences and intensify competition between and among commercial banks, thrift institutions and other financial institutions such as credit unions, mutual funds, and insurance companies.

Item 2.  Properties.

      The only real estate owned by the Company is a single-family home located adjacent to the Bank's main office. The Company's principal office is located in the main office of the Bank at 133 North Centre Avenue, Leesport, Pennsylvania. The Company does not reimburse the Bank for use of the property.

      Listed below are the locations of properties held by the Bank in fee. Such properties are not subject to any mortgage, lien or encumbrance.

            Property
            Location                      Address

      1.    Leesport                133-141 North Centre Avenue,
                                    Leesport, Pennsylvania

      2.    Blandon                 Route 222, Maidencreek Township,
                                    Blandon, Pennsylvania

      3.    Wyomissing Hills        State Hill Road,
                                    Wyomissing Hills, Pennsylvania

      4.    Reading                 Rockland Street
                                    Reading, Pennsylvania

      Each of these Bank offices provides drive-in facilities and automated teller machines. The Bank leases the premises of its Wernersville branch, which does not have a drive-up facility or an automated teller machine. The Bank also leases space occupied by its loan production office in Wyomissing, Pennsylvania.

Item 3.  Legal Proceedings.

      A certain amount of litigation arises in the ordinary course of the business of the Company and the Bank. In the opinion of the management of the Company, there are no proceedings pending to which the Company or the Bank is a party or to which its property is subject, that, if determined adversely to the Company or the Bank, would be material in relation to the Company's stockholders' equity or financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of the Company and the Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company or the Bank by governmental authorities.

Item 4.  Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended
December 31, 1995.

                                    PART II

Item 5.  Market For Common Equity and Related Stockholder
Matters.

      As of December 31, 1995, there were 605 record holders of the Company's Common Stock. The market price of the Company's Common Stock for each quarter in 1995 and 1994 and the dividends declared on the Company's Common Stock for each quarter in 1995 and 1994 are set forth below.


Market Value of Common Stock

      The Company's Common Stock is traded in the NASDAQ Small
Capitalization Market under the symbol "FLPB."

      The following table sets forth the high and low bid and asked information of the Company's common stock to the extent available, as reported by NASDAQ.

            1995                                      1994
        Bid        Asked                          Bid         Asked
__________________________                ___________________________
Qtr   High  Low   High  Low               Qtr   High  Low   High  Low
1st   15.5  15    18    17                1st   17.5  17    20    19.5
2nd   15    15    17    17                2nd   16.5  16.5  18.5  18.5
3rd   15.25 15    17    17                3rd   16.5  15.5  18.5  18
4th   15.25 15    16.5  16.5              4th   16    15    18    18

      The bid quotations reflect interdealer quotations, do not include retail mark ups, mark downs or commissions, and may not necessarily represent actual transactions. The bid information as stated is, to the knowledge of management of the Company, the best approximate value at the time indicated.

Dividend Information

      Dividends on the Common Stock of First Leesport Bancorp,
Inc. are payable on the 15th of January, April, July, and October.

                     _____________________________________
                              Dividends Declared

                                          1995        1994

                        1st Qtr.          $.11        $.10
                        2nd Qtr.           .11         .10
                        3rd Qtr.           .11         .11
                        4th Qtr.           .12         .11

      The Company derives substantially all of its income from dividends paid to it by the Bank.

Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

      The following discussion and analysis should be read in conjunction with the financial statements included in this report. It is intended to assist the reader in understanding and evaluating the financial position of the Company.

                              FINANCIAL CONDITION

      The Company's total resources increased by $10,535,000 in 1995, an increase of 7.4%, growing to $152,402,000. Each of the three major components of the Company's Balance Sheet, that is, Securities, Loans, and Deposits, all realized significant growth during the past year. This is particularly satisfying in that the three banking facilities opened during 1994 were all established with growth in mind. Both the Phoebe Berks Office and the Rockland Plaza Office provided new sources of funds for the Bank
through expanded market areas, and created   the growth in
deposits. The Loan Production Center provided a more convenient outlet for the investment of those funds into the various segments of the loan portfolio, and did in fact lead to a very active year within that part of the Bank. Excess funds were pumped into the securities portfolio to bolster the Bank's interest income during a year of declining interest margins.

      Cash and balances due from our correspondent banks decreased by $357,000 during 1995 as excess funds were used to fund both loan growth and investment growth. As a percentage of total assets, cash and balances due from banks decreased from 3.7% at December 31, 1994 to 3.2% at December 31, 1995. The management of excess funds has become an increasingly important part of the process by which the Balance Sheet is managed. Interest-bearing deposits at other banks increased by 41.4% during 1995 and at December 31,1995 totaled $215,000.

      Securities totaled $37,849,000 at the end of 1995, up 10.5% or $3,605,000 from the total of $34,244,000 at the end of 1994. As a percentage of total assets, securities remained stable at 24%, however, a substantial change was effected late in the year that impacted the Bank's ability to react to changes in interest rates. Financial Accounting Standard No. 115 required the Company to allocate securities into one of three categories early in 1994. They were held-to-maturity, available-for-sale, and trading. Late in 1995, the Financial Accounting Standards Board
(FASB) revisited the issue of allocation and permitted, for a limited time, and under specific guidelines, the transfer of securities between categories. At that time, the Company's Board of Directors approved a change in how securities are allocated.

      As a result of that action, all securities are now categorized as available-for-sale. With this in mind, the Company must recognize any changes in the fair value of its investment securities in the Balance Sheet. As of the end of 1995, this adjustment amounted to an unrealized, pre-tax gain of $761,000. At the end of 1994, this adjustment amounted to an unrealized pre-tax loss of $391,000.

      The Company's ability to react to interest rate changes is dramatically improved by this action as an additional $22,846,000 in securities is now available for re-pricing if market conditions warrant such a significant action. The ability to sell these securities also provides an additional option for management with regard to liquidity management.

      Growth within the investment portfolio came primarily from increases in U.S. Government Agency issues. Callable bonds with terms ranging from one to three years were purchased throughout 1995 to provide returns somewhat higher than those available through U.S. Treasury Notes. The Company continues to invest in only bank-qualified securities and does not own any derivative products at this time.

      Net loans increased by 7.2% or $7,029,000 throughout 1995 and ended the year at $104,092,000. Actual loan originations (including loans sold) totalled an impressive $16,454,000 for the year. Mortgages sold to Federal National Mortgage Association, which the Bank continues to service, grew to $13,500,000 at year-end 1995, up from $4,073,000 at year-end 1994. These sales resulted in increased liquidity, less interest rate risk, and additional sources of income.

      Gains on sales of these loans and income earned for servicing these loans totalled $73,000 for 1995. The Company expects to increase these volumes throughout 1996.

      Commercial loans and installment loans also increased during 1995 with commercial loans growing by $3,169,000 or 10.9% and installment loans growing by $303,000 or 2.0%. Repositioning many of the lending staff members during late 1995 was done to strategically locate commercial lenders closer to the marketplace that represents the greatest opportunity for growth. This strategy worked very well with the mortgage staff in 1994.

      The allowance for possible loan losses was impacted also during 1995 to reflect the growth within the portfolio as well as to recognize those specific loans requiring allocations. As a percentage of the entire loan portfolio, the allowance represented 1.15% at year-end 1994 and 1.12% at year-end 1995. Throughout 1995, the provision for loan losses totalled $270,000. On-going assessments of problem credits, quarterly reviews, and management discussions, are designed to detect potential problems within the loan portfolio, and management feels the level of the allowance is adequate as of the end of 1995. During 1995 the Company adopted FASB Statement No. 114 which did not have a material impact on net income. See Note 13 to the financial statements for additional discussion of concentration of credit risk.

      Net premises and equipment decreased throughout 1995 as the effects of depreciation combined with fewer capital expenditures in 1995 to lower that amount to $3,314,000 from $3,477,000, a decrease of $163,000 or 4.7%. Those investments in technology and equipment made during 1995 amounted to $105,000 while total depreciation amounted to $268,000. Some of the investments made in technology and equipment were made late in 1995 and, although part of 1995's achievements, the effects of these investments will not be totally reflected in these financial statements.

      The deposit portfolio increased by $16,025,000 or 13.6% during 1995 and ended the year at $133,438,000. Small shifts away from interest on checking accounts, insured money market accounts, and savings accounts amounted to $4,184,000 or 7.7% of those totals, but were more than offset by the total increase to time deposits, including both large certificates of over $100,000, and regular retail-type certificates. Taken as a whole, time deposits increased by 42.9%, or $20,190,000, and now total $67,244,000.

      Growth in this portion of the portfolio was attributed to special promotions earlier in the year including the grand opening at the Rockland Plaza Office and an anniversary celebration at the Wyomissing Hills Office. As part of these promotions interest rate bonuses were offered on certificates, so this growth did not come without cost.

      Also included within the total time deposit growth are individual retirement account certificates of deposit which carry higher than average yields because of their specific account characteristics. At the end of the year, these certificates totaled $14,277,000.

      With the increase in available funds earlier in the year, all of the federal funds purchased outstanding at the end of 1994 were repaid during the first half of 1995. At the end of 1995 only $1,000,000 remained outstanding to the Federal Home Loan Bank of Pittsburgh, with a maturity date in February of 1996.

      Stockholders' Equity increased by $1,676,000, or 11.5% during 1995 and ended the year at $16,277,000. This total includes $916,000 in retained net income after dividend payments, and an unrealized gain, net of taxes, of $806,000 for available-for-sale securities.

      The Bank's capital to assets ratio, or leverage ratio, remains exceptionally strong at 10.3%, well in excess of the regulatory minimum of 3.0%. One of management's challenges in the future will be to provide satisfactory returns given the high levels of capital.

                             RESULTS OF OPERATIONS

      Net income for 1995 amounted to $1,452,000 compared with $1,416,000 for 1994, an increase of $36,000 or 2.6%. Expressed as earnings per share, 1995 yielded $1.22 in income per share compared with $1.19 for 1994.

      Total interest income for 1995 was $11,534,000, an increase of $1,411,000 or 13.9% over 1994's total of $10,123,000. Within this total, income on investments and federal funds sold increased by $229,000 or 11.4%. Active management of the portfolio resulted in this increase with $171,000 of the total being attributed to improved yields within the portfolio and $48,000 being attributed to the increased volume. The overall average yield on investments increased from 5.4% in 1994 to 5.9% in 1995 even with the general decline in interest rates throughout the marketplace.

      Interest and fees on loans increased by $1,182,000 or 14.6% from $8,110,000 for 1994 to $9,292,000 for 1995. The average yield on the total loan portfolio remained stable at 9.0%. The majority of the increase, $1,134,000 is attributed to increased volume within the portfolio, while only $67,000 is attributed to improved yields within specific loan categories.

      Interest expense increased dramatically, 34.3% or $1,341,000, to $5,252,000 for 1995 from $3,911,000 for 1994. Of this increase, $493,000 can be attributed to increased costs on deposits, primarily associated with promotional events early in 1995, and $847,000 is attributed to the increased volume within the deposit portfolio. The average cost of deposits, including non-interest bearing deposits, increased from 3.3% in 1994 to 4.0% in 1995. Management has targeted the resulting decline in the interest margin as one of the keys to the Bank's master strategy to address both growth and profitability moving forward.

      Net interest income increased by $70,000, or 1.1% during 1995, ending the year at $6,282,000. The provision for loan losses taken from current earnings amounted to $270,000 for 1995 compared with $168,000 for 1994, an increase of $102,000 or 60.7%. The growth of the loan portfolio combined with regular reviews of the loan portfolio throughout the year necessitated this increase.

      Net interest income after the provision for loan losses decreased slightly, 0.5% or $32,000, from $6,044,000 for 1994 to $6,012,000 for 1995.

      Other income improved by $69,000 or 17.7% from 1994 to 1995 growing from $390,000 to $459,000, respectively as additional sources of income were generated throughout the year. Service charges on deposits increased by 12.6% or $32,000 from 1994's total of $253,000 to 1995's total of $285,000. Growth in deposit accounts and a reevaluation of the charges associated with deposit accounts contributed to this increase.

      Losses on securities transactions were recognized during 1995 in the amount of $34,000. Included within 1995's loss were transactions designed to minimize federal income taxes while improving overall investment portfolio yields.

      Other operating income, including commissions collected on the sales of loan-product insurance and fees for preparing loan documentation increased by $44,000, or 48.4% during the year increasing from $91,000 for 1994 to $135,000 for 1995. Income generated through the mortgage banking function, for example, sales of loans through Federal National Mortgage Association, generated additional income of $73,000 for 1995 compared with $46,000 for 1994, an increase of $27,000 or 58.7%.

      Other expenses decreased to $4,602,000 during 1995 from $4,643,000 for 1994, a decrease of $41,000, or 0.9%. The reduction in insurance paid on deposits contributed significantly to this decrease. Additional steps are underway as management has targeted specific projects to help control non-interest expenses. Federal deposit insurance premiums decreased by $117,000 during 1995 and will be assessed at the statutory minimum of $2,000 for the first six months of 1996. The Company will adopt FASB Statement No. 122 on January 1, 1996. See Note 1 to the financial statements for additional discussion.

      Salaries and benefits decreased during 1995 by $66,000 or 2.9% even with the increased staff needed to service the Bank's new offices. The outsourcing of specific tasks contributed to this decrease, and additional savings are expected as the attractiveness of outsourcing is explored further.

      Net occupancy expenses, and furniture and equipment expenses, as expected, increased during 1995. These types of expenses, combined, amounted to $677,000 for 1995 compared with $579,000 for 1994, an increase of $98,000 or 16.9%. Depreciation on buildings and equipment amounted to $268,000 for 1995 within this total compared with $250,000 for 1994. Real estate taxes also increased during 1995, growing from $44,000 in 1994 to $67,000 in 1995. Building and equipment lease expenses for 1995 amounted to $65,000 which compares to $29,000 for 1994.

      Other operating expenses and computer processing expenses increased by a modest $27,000 or 2.0% between 1994 and 1995. Management has recognized that additional measures to control operating costs are needed and is intent on doing just that.

      Income before taxes increased by $78,000, or 4.4% from $1,791,000 for 1994 to $1,869,000 for 1995. The associated applicable income taxes increased from $375,000 in 1994 to $417,000 in 1995, an increase of $42,000.

                        LIQUIDITY AND RATE SENSITIVITY

      Through the years, the banking industry has adapted to an environment in which interest rates have fluctuated dramatically and in which depositors have been provided with liquid, rate sensitive investment options. The industry utilizes a process know as asset/liability management as a means of managing this adaptation.

      Asset/liability management is intended to provide for adequate liquidity and interest rate sensitivity by matching interest rate sensitive assets and liabilities and coordinating maturities and repricing characteristics on assets and liabilities.

      Approximately 40% of the total loan portfolio is subject to rate changes within one year. In addition, over 30% of the investment portfolio is scheduled to reprice within one year. Offsetting these rate sensitive assets are deposits repricing within one year. At the present time, the Bank's one-year gap is negative and signifies a decrease in net interest income in a rising rate environment. Throughout the year, the Bank attempts to structure its rate sensitivity position to minimize the risk to earnings in changing rate environments.

      Adequate liquidity means having the ability to obtain sufficient cash to meet all current and projected needs promptly and at a reasonable cost. These needs include deposit withdrawals, liability runoffs, and increased loan demand. The principal sources of liquidity are cash and due from banks, money market investments, and all unpledged investment securities maturing within one year. Maturing loans and loan payments are other sources of liquidity as well as sales of loans into the secondary market.

      Other sources of liquidity are the federal funds market and the discount window of the Federal Reserve Bank. The Bank also maintains membership in the Federal Home Loan Banking System as an alternate source of liquidity. In view of all the factors involved, management believes that liquidity is adequate to meet all anticipated needs.

                               CAPITAL ADEQUACY

      Federal bank regulatory agencies have established certain capital related criteria that must be met by banks and bank holding companies. The measurements, which incorporate the varying degrees of risk contained within the Bank's Balance Sheet and the exposure to off-balance sheet commitments, were established to provide a framework for comparing different institutions because of each institution's concentration of resources.

      The Company is not aware of any pending recommendations by regulatory authorities which would have a material impact on the Company's capital, resources, or liquidity if they were implemented, nor is the Company under any agreements with any regulatory authorities.

Changes in Interest Income and Interest Expense

      The following table sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate), and (2) changes in rate (changes in rate multiplied by average volume).

                   ANALYSIS OF CHANGES IN INTEREST INCOME(1)

                                         Year Ended December 31,
                                           1995            1994
                                          (Amounts in thousands)

LOANS:
      CHANGES IN VOLUME                   $1,101           $ 461
      CHANGES IN RATE                         81            (387)
            TOTAL                         $1,182           $  74
                                          ======           =====

SECURITIES:
      CHANGES IN VOLUME                   $   49           $ 290
      CHANGES IN RATE                        180             (12)
            TOTAL                         $  229           $ 278
                                          ======           =====
TOTALS:
      CHANGES IN VOLUME                   $1,150           $ 751
      CHANGES IN RATE                        261            (399)
            TOTAL                         $1,411           $ 352
                                          ======           =====


                  ANALYSIS OF CHANGES IN INTEREST EXPENSE(1)

                                          Year Ended December 31,
                                            1995            1994
                                           (Amounts in thousands)
DEPOSITS:
      CHANGES IN VOLUME                   $  707           $ 182
      CHANGES IN RATE                        481            (278)
            TOTAL                         $1,188           $ (96)
                                          ======           =====

OTHER BORROWED FUNDS:
      CHANGES IN VOLUME                   $  142           $   6
      CHANGES IN RATE                         11              75
            TOTAL                         $  153           $  81
                                          ======           =====

TOTALS:
      CHANGES IN VOLUME                   $  849           $ 188
      CHANGES IN RATE                        492            (203)
            TOTAL                         $1,341           $ (15)
                                          ======           =====
_________________

(1) The change in interest income and interest expense attributable to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. Loan fees have been included in the change in interest income totals presented. Nonaccrual loans have been included in average loan balances.

Risk Elements

      The following table presents a summary of nonperforming loans and renegotiated loans for 1995 and 1994.

                              NONPERFORMING LOANS
                                (In Thousands)

                                             As of December 31,
                                           1995             1994

Nonaccrual loans
      Real Estate                         $  110           $   53
      Consumer                                 6               23
      Commercial                             820            1,019
          Total                           $  936           $1,095
                                          ======           ======

Loans past due 90 days or more
      and still accruing interest
      Real Estate                         $  260           $   53
      Consumer                                74              184
      Commercial                               0              278
            Total loans past due
            90 days or more               $  334           $  515
                                          ======           ======

Troubled debt restructurings
      Real Estate                         $    0           $   57
      Consumer                                 0                0
      Commercial                           1,404            1,006
            Total troubled debt
            restructurings                $1,404           $1,063
                                          ======           ======

Amount of interest on loans which
      would have been recorded at
      original rates                      $   83           $   66

Amount of interest which was
      reflected in income                      2               19

Interest income not recognized on
      total nonaccrual loans              $   81           $   47
                                          ======           ======

      The Bank generally places a loan on non-accrual after the loan is more than 90 days past due.

Allowance for Loan Losses

      The following tables set forth an analysis of the Company's allowance for loan losses for 1995 and 1994 and the allocation of the allowance.

                   Analysis of the Allowance for Loan Losses
                         (In Thousands Except Ratios)

                                             December 31,
                                         1995             1994

Balance, Beginning of Year           $  1,124           $ 1,092
  Charge-Offs
      Commercial                          112               116
      Real estate                          29                 0
      Consumer                            188                89
            Total                         329               205

  Recoveries
      Commercial                           37                16
      Real estate                           0                 7
      Consumer                             77                46
            Total                         114                69

Net Charge-Offs                           115               136

Provision Charged to Operations           270               168

Balance, End of Year                 $  1,179           $ 1,124
                                     ========           =======

Average Loans                        $101,352           $89,884
                                     ========           =======
Ratio of Net Charge-Offs to
  Average Loans                          0.11%             0.15%

Ratio of Allowance Balance to
  Loans, End of Year                     1.12%             1.14%

      The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expenses and reduced by net charge-offs. The Bank makes continuous credit reviews of the loan portfolio and considers current economic conditions, review of specific problem loans and other factors in determining the adequacy of the allowance balance.

                    Allocation of Allowance for Loan Losses
                                (In Thousands)

                                        December 31,
                                1995                     1994
                              Percent of Loans           Percent of Loans
                                in Category to             in Category to
                     Amount      Total Loans     Amount     Total Loans
Commercial          $  177         30.7%         $  175         29.7%
Real Estate             99         54.5%             65         54.7%
Consumer               161         14.8%            177         15.6%
Total Allocated        437          100%            417          100%
Unallocated            742           --             707          --
TOTAL               $1,179          100%         $1,124          100%
                    ======        ======         ======        ======

Loan Maturities

      The rate at which outstanding loans of the Bank at December 31, 1995 are maturing by major category is indicated by the table below.

                        Maturities of Outstanding Loans
                                (In Thousands)

                           Within     After One       After
                            One       But Within      Five
                            Year      Five Years      Years        Total
Real Estate               $ 7,060      $ 8,315       $41,932     $ 57,307
Consumer                    5,655        7,325         2,632       15,612
Commercial                 19,092       12,278           982       32,352

      Total               $31,807      $27,918       $45,546     $105,271
                          =======      =======       =======     ========

Excluding the loans maturing within one year listed above, $10,272,000 or 9.75% of the loan portfolio is sensitive to interest rate changes.

Maturity of Certificates of Deposit of $100,000 or More

      The following table sets forth the amounts of the Bank's certificates of deposit of $100,000 or more by maturity date.

                                         December 31, 1995
                                          (In Thousands)

Three Months or Less                           $2,004

Over Three Through Six Months                   1,287

Over Six Through Twelve Months                    343

Over Twelve Months                                973

     TOTAL                                     $4,607
                                               ======

Securities Portfolio Maturities and Yields

      The following table sets forth information about the maturities and weighted average yield on the Company's securities portfolio. Floating rate, immediately repriceable items are included in the first column, and yields are not reported on a tax equivalent basis.

                                       Year ended December 31, 1995
                                              (In Thousands)
                             Due in    After 1   After 5
                             1 Year    Year to   Years to   After
                             or Less   5 Years   10 Years   10 Years   Total

                             ________________________________________________
Obligations of the U.S.     $7,770    $6,159     $7,748     $2,210   $23,887
  Treasury and other U.S.     5.68%     6.04%      6.17%      6.52%     6.01%
  Government Agencies and
  Corporations
                             ________________________________________________
State and Municipal         $1,505    $7,665     $1,837       $800   $11,807
Obligations                   6.52%     5.51%      5.28%      7.72%     5.75%

                             ________________________________________________
Other Securities              $200      $200       $850       $905    $2,155
                              6.67%     6.64%      7.37%      6.25%     6.76%
                             ________________________________________________

Securities Portfolio

      The following table sets forth the book value of the Company's investment securities at its last two fiscal year ends:


                                        As of December 31,
                                        1995          1994
                                          (In Thousands)

U.S. Treasuries                       $12,066       $12,386
U.S. Government Agencies               11,821         8,118
State and Political Subdivisions       11,807        11,165
Other Investments and Equity
  Securities                            2,155         2,575
                                      $37,849       $34,244
                                      =======       =======

      For purposes of the above table, in 1994 securities available for sale are reflected at fair value and securities held to maturity are reflected at amortized cost. In 1995, all securities are classified as available for sale and are reflected at fair value.

                     Average Balances, Rates and Net Yield

      The following table sets forth the average daily balances of major categories of interest earning assets and interest bearing liabilities, the average rate paid thereon, and the net interest margin for each of the periods indicated.

                                    For the Year Ended             For the Year Ended
                                     December 31, 1995              December 31, 1994
                                               (in thousands, except rates)
                                         Interest                       Interest
                               Average    Income/   Average   Average   Income/    Average
                               Balance    Expense     Rate    Balance    Expense     Rate
U.S. Gov't Securities         $ 12,133   $    680     5.60%   $11,908    $   643     5.40%
U.S. Gov't Agencies              9,057        586     6.47%     7,883        410     5.20%
Municipal Obligations*          11,382        654     5.75%    10,969        654     5.96%
Other Investments                2,782        187     6.72%     2,008        145     7.22%
  Investments                   35,354      2,107     5.91%    32,768      1,852     5.65%

Interest-bearing
  Deposits                         180         11     6.16%       172          7     3.90%
Federal Funds Sold               2,108        124     5.89%     4,059        154     3.80%

Real Estate Loans               56,396      4,992     8.85%    47,089      4,317     9.17%
Consumer Loans                  15,347      1,436     9.36%    14,146      1,434    10.14%
Commercial Loans                30,754      2,864     9.31%    28,649      2,359     8.23%
  Total Loans                  102,497      9,292     9.07%    89,884      8,110     9.02%

Earning Assets                $140,139    $11,534     8.23%  $126,883    $10,123     7.98%
                              ========    =======            ========    =======

Money Market Accounts         $ 26,723    $   735     2.75%  $ 30,283    $   720     2.38%
Savings Deposit                 24,185        597     2.47%    25,987        682     2.62%
Time Deposits                   60,847      3,642     5.98%    45,544      2,384     5.23%
Interest-bearing
  Deposits                     111,755      4,974     4.45%   101,814      3,786     3.72%
Other Borrowed Funds             4,624        278     6.06%     2,266        125     5.52%
Interest-bearing
  Liabilities                 $116,379    $ 5,252     4.52%  $104,080     $3,911     3.76%
                              ========    =======            ========     ======
Noninterest-bearing
  Deposits                    $ 15,167                       $ 14,465

NET INTEREST MARGIN                        $6,282     4.44%               $6,212    4.90%
                                           ======                         ======
____________________________________________________________________________________

*Rates on Municipal Obligations are not reported on a tax-equivalent basis.

Dividends and Stockholders' Equity

      The Company increased its dividends in 1995 to $0.45 per share from $0.42 per share in 1994. Despite the increase in the Company's net income from 1994 to 1995, the Company's dividend payout ratio increased from 35.33% in 1994 to 36.89% in 1995. The Company's ratio of average shareholders' equity to average assets for the year ended December 31, 1995 was 10.35%

Item 7.  Financial Statements.

                         INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
First Leesport Bancorp, Inc.
Leesport, Pennsylvania


      We have audited the accompanying consolidated balance sheets of First Leesport Bancorp, Inc. and its wholly-owned subsidiary, The First National Bank of Leesport, as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Leesport Bancorp, Inc. and its wholly-owned subsidiary, The First National Bank of Leesport, as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

      As described in Note 1 to the consolidated financial statements, effective January 1, 1994, the Company changed its method of accounting for investments in debt and equity securities.




                                    BEARD & COMPANY, INC.




Reading, Pennsylvania
January 19, 1996

Years Ended December 31,                             1995       1994
                                                     (In Thousands)

     ASSETS
Cash and due from banks                          $  4,828   $  5,185
Interest-bearing deposits in other banks              215        152

          Total cash and cash equivalents           5,043      5,337

Federal funds sold                                    601          -
Securities available for sale                      37,849     14,998
Securities held to maturity, fair value
     1994 $ 18,432                                      -     19,246
Loans, net of allowance for loan losses
     1995 $ 1,179; 1994 $ 1,124                   104,092     97,063
Bank premises and equipment, net                    3,314      3,477
Accrued interest receivable and other assets        1,503      1,746

          Total assets                           $152,402   $141,867
                                                 ========   ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits:
       Demand, non-interest bearing              $ 15,791   $ 15,772
       Demand, interest bearing                    27,140     28,162
       Savings                                     23,263     26,425
       Time, $ 100,000 and over                     4,607      1,174
       Time, other                                 62,637     45,880

          Total deposits                          133,438    117,413

     Federal funds purchased                            -      5,493
     Other borrowed funds                               -      2,000
     Long-term debt                                 1,000      1,000
     Accrued interest payable and other
          liabilities                               1,687      1,360

          Total liabilities                       136,125    127,266

STOCKHOLDERS' EQUITY
     Common stock, par value $ 5 per share;
          authorized 2,000,000 shares; issued
          1,200,000 shares                          6,000      6,000
     Surplus                                        3,000      3,000
     Retained earnings                              6,896      5,980
     Net unrealized appreciation
          (depreciation) on securities
          available for sale, net of taxes            502       (258)
     Treasury stock, at cost 8,829 shares            (121)      (121)

          Total stockholders' equity               16,277     14,601

          Total liabilities and stockholders'
          equity                                 $152,402   $141,867
                                                 ========   ========
See Notes to Consolidated Financial Statements.

Years Ended December 31,                  1995       1994       1993
                                             (In Thousands, Except
                                               Per Share Amounts)
Interest income:
   Loans receivable, including fees   $  9,292   $  8,110   $  8,036
   Securities:
     Taxable                             1,464      1,205      1,015
     Tax-exempt                            654        654        600
   Other                                   124        154        120

          Total interest income         11,534     10,123      9,771

Interest expense:
   Deposits                              4,974      3,786      3,882
   Borrowings                              278        125         44

          Total interest expense         5,252      3,911      3,926

          Net interest income            6,282      6,212      5,845

Provision for loan losses                  270        168        100

          Net interest income after
           provision for loan losses     6,012      6,044      5,745

Other income:
   Customer service fees                   285        253        251
   Mortgage banking activities              73         46         45
   Other income                            135         91        111
   Net realized loss on sale of
     securities                            (34)         -          -

          Total other income               459        390        407

Other expenses:
   Salaries and employee benefits        2,239      2,305      2,211
   Occupancy                               411        329        252
   Equipment                               266        250        220
   Federal deposit insurance premiums      137        254        240
   Computer services                       270        242        229
   Taxes other than income                 147        130        120
   Other operating expenses              1,132      1,133        954

          Total other expenses           4,602      4,643      4,226

          Income before income taxes     1,869      1,791      1,926

Federal income taxes                       417        375        461

          Net income                  $  1,452   $  1,416   $  1,465
                                      ========   ========   ========

Net income per share of common stock  $   1.22   $   1.19   $   1.23
                                      ========   ========   ========
See Notes to Consolidated Financial Statements.

Years Ended December 31, 1995, 1994 and 1993


                                                              Net Unrealized
                                                               Appreciation
                                                              (Depreciation)
                                                               On Securities
                                 Common              Retained    Available  Treasury
                                  Stock    Surplus   Earnings     For Sale   Stock

                                                  (In Thousands)
Balance, December 31, 1992      $ 4,000    $ 2,010    $ 7,042    $     -   $  (121)
  Net income                          -          -      1,465          -         -
  Cash dividends, $.38 per share      -          -       (453)         -         -
  Issuance of common stock in
    connection with a stock
    split effected in the form
    of a stock dividend           2,000     (2,000)         -          -         -

Balance, December 31, 1993        6,000         10      8,054          -      (121)
  Adjustment to beginning balance
    for change in accounting
    method, net of taxes              -          -          -        361         -
  Net income                          -          -      1,416          -         -
  Cash dividends, $ .42 per share     -          -       (500)         -         -
  Transfer of retained earnings
    to surplus                        -      2,990     (2,990)         -         -
  Net change in unrealized
    appreciation (depreciation)
    on securities available for
    sale, net of taxes                -          -          -       (619)        -

Balance, December 31, 1994        6,000      3,000      5,980       (258)     (121)
  Net income                          -          -      1,452          -         -
  Cash dividends, $.45 per share      -          -       (536)         -         -
  Net change in unrealized
    appreciation (depreciation)
    on securities available for
    sale, net of taxes                -          -          -        760         -

Balance, December 31, 1995      $ 6,000    $ 3,000    $ 6,896    $   502   $  (121)
                                =======    =======    =======    =======   =======


See Notes to Consolidated Financial Statements.

Years Ended December 31,                                   1995      1994      1993
                                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                          $  1,452  $  1,416  $  1,465
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Provision for loan losses                              270       168       100
     Provision for depreciation and amortization            268       250       203
     Net amortization of investment security
       premiums and discounts                                61        32       116
     Loans originated for sale                           (9,697)   (2,398)   (1,886)
     Proceeds from sales of loans                         9,750     2,428     1,926
     Gain on sale of securities and loans                   (19)      (30)      (40)
     (Increase) in accrued interest receivable
       and other assets                                    (149)      (83)      (70)
     Increase (decrease) in accrued interest
       payable and other liabilities                        315       160      (135)

          Net cash provided by operating activities       2,251     1,943     1,679

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of securities available for sale   2,579         -         -
   Proceeds from maturities of securities available
     for sale                                             1,697     1,073         -
   Proceeds from principal repayments and maturities
     of securities held to maturity                       3,324     5,260     7,443
   Purchase of securities available for sale             (3,173)   (5,029)        -
   Purchase of securities held to maturity               (6,975)   (7,613)   (8,217)
   Net (increase) decrease in federal funds sold           (601)    5,123    (2,986)
   Loans made to customers, net of principal collected   (7,299)  (11,199)   (4,106)
   Purchases of bank premises and equipment                (105)   (1,596)     (387)

          Net cash used in investing activities         (10,553)  (13,981)   (8,253)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                              16,025     5,587     6,509
   Net increase (decrease) in federal funds purchased    (5,493)    5,493         -
   Proceeds (repayment) of other borrowed funds          (2,000)    2,000         -
   Proceeds from long-term debt                               -         -     1,000
   Dividends paid                                          (524)     (488)     (453)

          Net cash provided by financing activities       8,008    12,592     7,056

          Increase (decrease) in cash and cash
            equivalents                                    (294)      554       482

Cash and cash equivalents:
   January 1                                              5,337     4,783     4,301

   December 31                                         $  5,043  $  5,337  $  4,783
                                                       ========  ========  ========
Cash payments for:
   Interest                                            $  5,071  $  3,878  $  3,963
                                                       ========  ========  ========

   Income taxes                                        $    415  $    348  $    505
                                                       ========  ======== =========

See Notes to Consolidated Financial Statements.

1.    SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:

      The consolidated financial statements include the accounts of First Leesport Bancorp, Inc. ("the Company"), a bank holding company, and its wholly-owned subsidiary, The First National Bank of Leesport ("the Bank"). All significant intercompany accounts and transactions have been eliminated.

Nature of operations:

      The Bank operates under a national bank charter and provides full banking services. As a national bank, the Bank is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The bank holding company is subject to regulation of the Federal Reserve Bank. The area served by the Bank is principally Berks County, Pennsylvania.

Estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Presentation of cash flows:

      For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits in other banks.

Securities:

      The Financial Accounting Standards Board issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in May 1993. The Bank adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. The January 1, 1994 balance of stockholders' equity was increased by $ 361,000 (net of $ 186,000 in deferred income taxes) to reflect the net unrealized appreciation on securities classified as available for sale previously carried at amortized cost. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

      Available for sale securities consist of bonds, notes, debentures and certain equity securities not classified as trading securities nor as held to maturity securities. Unrealized appreciation (depreciation), net of tax, on available for sale securities are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Equity securities are principally comprised of stock in the Federal Reserve Bank and the Federal Home Loan Bank.

      Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Loans receivable:

      Loans generally are stated at their outstanding unpaid principal balances net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees net of certain direct origination costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Bank is generally amortizing these amounts over the contractual life of the loan.

      A loan is generally considered impaired when it is probable the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Allowance for loan losses:

      The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

      Beginning in 1995, the Bank adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by Statement No. 118. Under the new standard, the 1995 allowance for loan losses related to loans that are identified for evaluation in accordance with Statement No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

      The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

Loans held for sale:

      Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value. All sales are made without recourse.
      There were no loans held for sale at December 31, 1995 and 1994.

Bank premises and equipment:

      Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line and accelerated depreciation methods over their estimated useful lives.

Income taxes:

      Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities in the financial statements and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted through the provision for income taxes for the effects of changes in tax laws and rates on the date of enactment.

Off-balance sheet financial instruments:

      In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, letters of credit and commitments to sell loans. Such financial instruments are recorded in the consolidated balance sheets when they become receivable or payable.

Net income per share:

      Net income per share of common stock has been computed on the basis of the weighted average number of shares of common stock outstanding, adjusted for stock dividends. The weighted average number of shares outstanding was 1,191,171 in 1995, 1994 and 1993 respectively.

New accounting standards:

      In 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which establishes accounting and measurement standards for the impairment of long-lived assets such as property and equipment, certain identifiable intangibles and goodwill related to those assets. The Bank is required to adopt the Statement effective January 1, 1996 and the effect of its implementation is not expected to have a material impact on the Bank's financial position or results of operations.

      In 1995, the FASB issued Statement No. 122, "Accounting for Mortgage Servicing Rights", which amends Statement No. 65, "Accounting for Certain Mortgage Banking Activities". The Statement applies to all mortgage banking activities in which a mortgage loan is originated or purchased and then sold or securitized with the right to service the loan retained by the seller. The total cost of the mortgage loans is allocated between the mortgage servicing rights and the mortgage loans based on their relative fair values. The mortgage servicing rights are capitalized as assets and amortized over the period of estimated net servicing income. Additionally, they are subject to an impairment analysis based on their fair value in future periods. The Statement is effective for transactions in which mortgage loans are sold or securitized beginning January 1, 1996 and its impact on the Bank's financial position and results of operations will be dependent upon the future volume of mortgage loans sold with servicing rights retained.

2.    RESTRICTIONS ON CASH AND DUE FROM BANK BALANCES

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At December 31, 1995, the total of these reserve balances approximated $ 599,000.

3.    SECURITIES

The amortized cost of securities and their approximate fair values at December 31 were as follows:

                                                       Gross        Gross
                                         Amortized   Unrealized   Unrealized   Fair
December 31, 1995                           Cost    Appreciation Depreciation  Value
                                                          (In Thousands)
   Available for sale securities:
     U.S. Treasury securities            $ 11,894     $    196    $    (24)  $12,066
     U.S. Government agencies               5,957          101          (3)    6,055
     Mortgage-backed securities             5,642          133          (9)    5,766
     Obligations of state and
       political subdivisions              11,473          343          (9)   11,807
     Corporate securities                   1,246           39          (6)    1,279
     Equity securities                        876            -           -       876

                                         $ 37,088     $    812    $    (51)  $37,849
                                         ========     ========    ========   =======
December 31, 1994
   Available for sale securities:
     Mortgage-backed securities          $  1,449     $      -    $    (91)  $ 1,358
     Obligations of state and
       political subdivisions              11,347          149        (331)   11,165
     Corporate securities                   1,811            -        (118)    1,693
     Equity securities                        782            -           -       782

                                         $ 15,389     $    149    $   (540)  $14,998
                                         ========     ========    ========   =======

                                                       Gross        Gross
                                         Amortized   Unrealized   Unrealized   Fair
December 31, 1994                           Cost    Appreciation Depreciation  Value
                                                          (In Thousands)
Held to maturity securities:
   U.S. Treasury securities              $ 12,386     $      1    $   (574)  $11,813
   U.S. Government agencies                   992            -         (32)      960
   Mortgage-backed securities               5,768           18        (228)    5,558
   Corporate securities                       100            1           -       101

                                         $ 19,246     $     20    $   (834)  $18,432
                                         ========     ========    ========   =======

In December 1995, the Bank reevaluated the appropriateness of all securities held and transferred $ 22,846,000 of securities from securities held to maturity to securities available for sale in accordance with the Guide to Implementation of Statement No. 115 issued by the FASB. The securities were transferred at their fair value on the date of transfer which was $ 266,000 greater than the amortized cost of the securities. The transfer represented the Bank's entire securities held to maturity portfolio at the date of transfer.

The amortized cost and fair value of securities as of December 31, 1995, by contractual maturity, are shown below.
Expected maturities may differ from contractual maturities because the securities may be called or prepaid without penalty.

                                           Amortized       Fair
                                              Cost        Value
                                               (In Thousands)

Due in one year or less                     $ 3,704      $ 3,709
Due after one year through five years        13,743       14,024
Due after five years through ten years       10,224       10,435
Due after ten years                           2,899        3,039
Mortgage-backed securities                    5,642        5,766
Equity securities                               876          876

                                            $37,088      $37,849
                                            =======      =======

Securities with an amortized cost of $ 1,757,000 and $ 2,098,000 at December 31, 1995 and 1994 respectively were pledged to secure public deposits and for other purposes as required or permitted by law.

Gross gains of $ 4,000 and gross losses of $ 38,000 were realized on sales of securities available for sale in 1995.

4.    LOANS RECEIVABLE

The components of loans receivable at December 31, 1995 and 1994 were as follows:

                                              1995       1994
                                               (In Thousands)

Commercial                                  $ 32,352   $ 29,183
Consumer                                      15,612     15,309
Real estate                                   57,307     53,695
                                             105,271     98,187
Allowance for loan losses                      1,179      1,124

                                            $104,092    $97,063
                                            ========    =======

Changes in the allowance for loan losses were as follows:

                                        Years Ended December 31,
                                      1995       1994        1993
                                            (In Thousands)
Balance, beginning                  $ 1,124     $ 1,092     $1,100
Provision for loan losses               270         168        100
Loans charged off                      (329)       (205)      (177)
Recoveries                              114          69         69

Balance, ending                     $ 1,179     $ 1,124     $1,092
                                    =======     =======     ======

Information with respect to impaired loans as of and for the year ended December 31, 1995 is as follows (in thousands):

    Loans receivable for which there is a
      related allowance for loan losses                   $  772
    Loans receivable for which there is no
      related allowance for loan losses                       33

          Total impaired loans                            $  805
                                                          ======

    Related allowance for loan losses                     $  200
                                                          ======

    Average recorded balance of these impaired loans      $  888
                                                          ======

    Interest income recognized on these impaired loans    $    -
                                                          ======

At December 31, 1994, the Bank had nonaccrual loans of $ 1,095,000 (including approximately $ 1,019,000 that would be considered impaired under Statement No. 114). The Bank recorded $ 19,000 of interest income on these loans in 1994. Interest income that would have been recorded under the original terms of the loan agreements amounted to $ 66,000 for the year ended December 31, 1994.

5.    MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of these loans as of December 31, 1995 and 1994 was $ 13,500,000 and $ 4,073,000 respectively.

6.    BANK PREMISES AND EQUIPMENT

Components of bank premises and equipment were as follows:

                                               December 31,
                                             1995       1994
                                              (In Thousands)

Land and land improvements                $   706    $   706
Bank buildings                              3,376      3,360
Bank furniture and equipment                1,924      1,864
                                            6,006      5,930
Less accumulated depreciation               2,692      2,453

                                          $ 3,314    $ 3,477
                                          =======    =======

Certain bank facilities and equipment are leased under various operating leases which commenced in 1994. Rental expense for these leases was $ 65,000 and $ 29,000 respectively for the years ended December 31, 1995 and 1994. Future minimum rental commitments under noncancellable leases are as follows (in thousands):

               1996                   $  52
               1997                      46
               1998                      37
               1999                      17

                                      $ 152
                                      =====

7.    BORROWINGS

The Bank has a flexible line of credit commitment from the Federal Home Loan Bank (FHLB) for borrowings up to approximately 10% of the Bank's assets. Amounts outstanding under this line were $ -0- and $ 2,000,000 at December 31, 1995 and 1994 respectively. The interest rate on the amount outstanding at December 31, 1994 was 6.16%.

Long-term debt consisted of an advance from the FHLB bearing interest at 4.82% and which matures February 16, 1996. The advance is collateralized by certain qualifying assets of the Bank.

8.    EMPLOYEE BENEFITS

The Bank has a noncontributory defined benefit pension plan covering all employees who meet the eligibility requirements. To be eligible, an employee must have completed 1,000 hours of service in their first 12 months of employment or in any like period thereafter. The Plan provides benefits based on years of service and the employee's highest five-year average of compensation. Benefits are subject to certain reductions if the employee retires before reaching age 65. The Bank's funding policy is to make the minimum annual contribution that is required by applicable regulations, plus such amounts as the Bank may determine to be appropriate from time to time.

Net pension cost for this plan consisted of the following components:

                                       Years Ended December 31,
                                        1995       1994       1993
                                             (In Thousands)
Service cost (benefits earned)        $  101     $   93     $   77
Interest cost on projected benefit
  obligation                             113         91         81
Actual return on plan assets            (212)        29        (99)
Net amortization and deferral            104       (141)       (17)

                                      $  106     $   72     $   42
                                      ======     ======     ======

The following table sets forth the Plan's funded status and amounts recognized in the accompanying balance sheets:

                                                      December 31,
                                                    1995        1994
                                                     (In Thousands)
Actuarial present value of benefit obligations:
   Vested benefits                               $ (1,161)   $ (1,018)
                                                 ========    ========

   Accumulated benefits                          $ (1,183)   $ (1,036)
                                                 ========    ========

   Projected benefits                            $ (1,610)   $ (1,516)
Plan assets at fair value, principally
  mutual funds                                      1,541       1,294

Plan assets under projected benefit obligation        (69)       (222)
Unrecognized prior service cost                        30          32
Unrecognized net loss                                 285         407
Unrecognized transition asset                        (246)       (269)

          Accrued pension cost                   $      -    $    (52)
                                                 ========    ========

Assumptions used by the Bank in the determination of pension plan information consisted of the following:

                                                       December 31,
                                                 1995     1994    1993
Discount rate                                   7.00%    7.50%   6.50%
Rate of increase in compensation levels         4.50%    5.00%   4.50%
Expected long-term rate of return on
  plan assets                                   8.00%    8.00%   9.00%


The Bank has a 401(k) plan which covers employees who meet the eligibility requirements of having worked 1,000 hours in a plan year and have attained the age of 21. Participants are permitted to contribute from 1% - 10% of compensation. The Bank matches 50% of the participant's contributions up to a maximum match of 3-1/2%. The expense related to this plan was $ 43,000, $ 42,000 and $ 33,000 for the years ended December 31, 1995, 1994 and 1993 respectively.

9.    INCOME TAXES

The components of income tax expense are as follows:

                                         Years Ended December 31,
                                         1995     1994     1993
                                              (In Thousands)
     Current                            $ 375    $ 311    $ 479
     Deferred                              42       64      (18)

                                        $ 417    $ 375    $ 461
                                        =====    =====    =====

The income tax provision includes $(12,000) in 1995 of income taxes (benefit) related to losses on the sale of securities of $ 34,000.

Reconciliation of the statutory income tax expense computed at 34% to the income tax expense included in the consolidated statements of income is as follows:

                                         Years Ended December 31,
                                         1995     1994     1993
                                              (In Thousands)
Federal income tax at statutory rate   $  636   $  609   $  655
Tax exempt interest                      (257)    (262)    (240)
Interest disallowance                      30       24       24
Other                                       8        4       22

                                       $  417   $  375   $  461
                                       ======   ======   ======

Net deferred tax assets and liabilities consisted of the following components as of December 31, 1995 and 1994:

                                               1995         1994
                                                 (In Thousands)

Deferred tax assets:
   Allowance for loan losses                  $  262      $  244
   Deferred compensation                          29          26
   Accrued pension                                 -           7
   Deferred loan fees                            127         169
   Net unrealized depreciation on
    securities available for sale                  -         133

          Total deferred tax assets              418         579

   Valuation allowance                           (23)        (26)

          Deferred tax assets, net of
            valuation allowance                  395         553

Deferred tax liabilities:
   Bank premises and equipment                   (67)        (47)
   Securities                                     (6)         (9)
   Net unrealized appreciation on
     securities available for sale              (259)          -

          Total deferred tax liabilities        (332)        (56)

          Net deferred tax assets             $   63      $  497
                                              ======      ======

10.   TRANSACTIONS WITH EXECUTIVE OFFICERS AND DIRECTORS

The Bank has had banking transactions in the ordinary course of business with its executive officers and directors and their related interests on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 1995 and 1994, these persons were indebted to the Bank for loans totaling $ 1,554,000 and $ 1,727,000 respectively. During 1995, $ 571,000 of new loans were made and repayments totaled $ 744,000.

11.   REGULATORY MATTERS AND STOCKHOLDERS' EQUITY

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1995, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1995, the more recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital ratios at December 31, 1995 and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are as follows:

                                                                To Be Well
                                                               Capitalized
                                                                   Under
                                                                   Prompt
                                                   For Capital  Corrective
                                                    Adequacy       Action
                                           Actual   Purposes    Provisions
Total capital (to risk weighted assets)    17.48%     8.00%       10.00%
Tier I capital (to risk weighted assets)   16.26%     4.00%        6.00%
Tier I capital (to average assets)         10.34%  3.00%-5.00%     5.00%

The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 1996 without approval of the Comptroller of the Currency of approximately $ 1,878,000 plus an additional amount equal to the Bank's net profit for 1996, up to the date of any such dividend declaration. As of December 31, 1995, the Company has declared a $ .12 per share cash dividend for stockholders of record on January 2, 1996, payable January 15, 1996.

In March 1993, the Board of Directors reduced the par value of its common stock from $ 10.00 per share to $ 5.00 per share and declared a 3-for-1 stock split, which was effectuated in the form of a stock dividend. A total of 800,000 shares were issued in connection with the stock split.

12.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, letters of credit and commitments to sell loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the contractual amount of the Bank's financial instrument commitments is as follows:

                                                       December 31,
                                                   1995          1994
                                                      (In Thousands)
Commitments to extend credit                    $ 11,245      $ 12,916
Outstanding letters of credit                        275           368
Commitments to sell loans                              -             -

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

Outstanding letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Commitments to sell loans are to the Federal National Mortgage
Association. These commitments are generally met through mortgage originations in the normal course of business.

13.   CONCENTRATIONS OF CREDIT RISK

The Bank grants commercial, residential and consumer loans to customers primarily located in Berks County, Pennsylvania. The concentrations of credit by type of loan are set forth in Note 4. Although the Bank has a diversified loan portfolio, its debtors' ability to honor these contracts is influenced by the region's economy.

14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:

      Cash and cash equivalents and federal funds sold:
            The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

      Securities (including mortgage-backed securities):
            Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

      Loans receivable:
            For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans (e.g., consumer loans and fixed rate mortgage loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

      Deposit liabilities:
            The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposits approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

      Short-term borrowings:
            The carrying amounts of federal funds purchased and other short-term borrowings approximate their fair values.

      Long-term debt:
            The fair values of the Bank's long-term debt (other than deposits) are estimated using discounted cash flow analyses, based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

      Accrued interest receivable and payable:
            The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

      Off-balance sheet instruments:
            Fair values for the Bank's off-balance sheet instruments (lending commitments, letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

The estimated fair values of the Bank's financial instruments based on the assumptions disclosed on the preceding page at December 31, 1995 are as follows:

                                                Carrying    Estimated
(In Thousands)                                   Amount     Fair Value
Financial Assets:
   Cash and cash equivalents                    $  5,043    $  5,043
   Federal funds sold                                601         601
   Securities                                     37,849      37,849
   Loans receivable, net                         104,092     105,369
   Accrued interest receivable                     1,127       1,127

Financial Liabilities:
   Deposits                                      133,438     134,708
   Long-term debt                                  1,000       1,000
   Accrued interest payable                          762         762

Off-Balance Sheet Financial Instruments:
   Commitments to extend credit                        -           -
   Standby letters of credit                           -           -

15.   FIRST LEESPORT BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                                BALANCE SHEETS

                                                       December 31,
                                                      1995       1994
                                                       (In Thousands)

     ASSETS
Cash                                                $   162    $   171
Investment in bank subsidiary                        16,175     14,436
Premises and equipment                                   73         76

                                                    $16,410    $14,683
                                                    =======    =======
     LIABILITY AND STOCKHOLDERS' EQUITY

LIABILITY, other                                    $   133    $    82

STOCKHOLDERS' EQUITY                                 16,277     14,601

                                                    $16,410    $14,683
                                                    =======    =======
                             STATEMENTS OF INCOME

                                            Years Ended December 31,
                                         1995         1994       1993
                                                (In Thousands)
Dividends from bank subsidiary        $   536      $   572    $   525
Other income                               38           33         33
Other expenses                           (101)         (88)       (86)

                                          473          517        472
Equity in undistributed net income of
  bank subsidiary                         979          899        993

          Net income                  $ 1,452      $ 1,416    $ 1,465
                                      =======      =======    =======

                           STATEMENTS OF CASH FLOWS

                                            Years Ended December 31,
                                         1995         1994       1993
                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                         $ 1,452      $ 1,416    $ 1,465
   Depreciation and amortization            3            4          4
   Undistributed earnings of bank
     subsidiary                          (979)        (899)      (993)
   Increase (decrease) in other
     liability                             39          (20)       (15)

          Net cash provided by operating
            activities                    515          501        461

CASH FLOWS USED IN FINANCING ACTIVITIES
   Cash dividends paid                   (524)        (488)      (453)

          Increase (decrease) in cash      (9)          13          8

Cash:
   Beginning                              171          158        150

   Ending                             $   162      $   171    $   158
                                      =======      =======    =======

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

      None.

                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

      The name, age, principal occupation, business experience during the past five years, and other information with respect to each director and executive officer of the Company is set forth on pages 5, 6 and 9 of the Company's Proxy Statement dated
March 6, 1996, prepared in connection with the Company's Annual Meeting of Stockholders to be held on April 9, 1996 (the "Proxy Statement"), and such information is incorporated herein by reference thereto.

Item 10.  Executive Compensation.

      Information with respect to the compensation of executive officers and directors of the Company is set forth on pages 8 and 10 of the Proxy Statement and is incorporated herein by reference thereto.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

      Information relating to those persons who, to the knowledge of the Company's management, may be deemed to be the beneficial owners, either directly or indirectly, of 5% or more of the shares of the outstanding Common Stock of the Company as of February 28, 1996, is set forth on page 12 of the Proxy Statement and is incorporated herein by reference thereto.

      Information relating to beneficial ownership of shares of the Company's Common Stock owned by each director, nominee, and executive officer and by all directors and executive officers, as a group, as of February 28, 1996, is set forth on pages 5, 6, and 9 of the Proxy Statement and is incorporated herein by reference thereto.

Item 12.  Certain Relationships and Related Transactions.

      Information relating to business relationships and transactions between the Company and members of management or their affiliates is set forth on page 11 of the Proxy Statement and is incorporated herein by reference thereto.

Item 13.  Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

            The Exhibits required in response to this item are as follows:

Exhibit No.   Description

    3.1       Articles of Incorporation of First Leesport
              Bancorp, Inc. (Incorporated herein by
              reference to Exhibit 3.1 to Registrant's annual report on Form 10-K for the year ended
              December 31, 1989.)

    3.2       By-laws of First Leesport Bancorp, Inc.
              (Incorporated herein by reference to
              Exhibit 3.2 to Registrant's annual report on Form 10-K for the year ended December 31, 1989.)

   10.1       Contract between the First National Bank of
              Leesport and Bisys (formerly Automatic Data
              Processing, Inc.) (Incorporated herein by reference to Exhibit 10.1 to Registration
              Statement on Form 10 of Registrant.)

   10.2       The First National Bank of Leesport Pension
              Plan. (Incorporated herein by reference to Exhibit 10.2 to Registrant's annual report on Form 10-KSB for the year ended December 31, 1992.)*

   10.3       Severance Agreement between the First
              National Bank of Leesport and John T.
              Connelly (Incorporated herein by reference to Exhibit 10.3 to Registrant's annual report on Form 10-K for the year ended December 31, 1990.)*

   10.4       The First National Bank of Leesport 401(k)
              Retirement Savings Plan (Incorporated herein by reference to Exhibit 10.4 to Registrant's annual report on Form 10-K for the year ended
              December 31, 1990.)*

   10.5       Lease Agreement for Wernersville branch
              (Incorporated herein by reference to
              Exhibit 10.5 to Registrant's annual report on Form 10-KSB for the year ended
              December 31, 1995.).

   10.6 Lease Agreement for Wyomissing, Pennsylvania loan production office (Incorporated herein by reference to Exhibit 10.6 to Registrant's annual report on Form 10-KSB for the year ended December 31, 1995.).

   11 No statement setting forth the computation of per share earnings is included because, pursuant to Instruction (b)(11) to Item 601 of Regulation S-B, such computation is reflected clearly in the financial statements set forth in response to Item 7 of this Report.

   21         Subsidiaries of First Leesport Bancorp, Inc.

   27.1       Financial Data Schedule (included herein)

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.
________________________________________________________________
* Denotes a management contract or compensatory plan or arrangement.

                                  Signatures

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 12, 1996                FIRST LEESPORT BANCORP, INC.

                              By  John T. Connelly
                                John T. Connelly, President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

John T. Connelly                    President and Chief     March 13, 1996
John T. Connelly                    Executive Officer,
                                    Director

Frederick P. Henrich                Treasurer, Chief        March 13, 1996
Frederick P. Henrich                Financial Officer,
                                    and Chief Accounting
                                    Officer

Louis D. Bruno                      Director                March 12, 1996
Louis D. Bruno

Joseph M. Fabrizio                  Director                March 12, 1996
Joseph M. Fabrizio

Richard L. Henry                    Director                March 12, 1996
Richard L. Henry

William Keller                      Director                March 12, 1996
William Keller

Michael D. Mathias                  Director                March 12, 1996
Michael D. Mathias

Harry J. O'Neill, III               Director                March 12, 1996
Harry J. O'Neill III

                                    Director                March __, 1996
Karen A. Rightmire

Alfred J. Weber                     Director                March 12, 1996
Alfred J. Weber

Daniel W. Weist                     Director                March 12, 1996
Daniel W. Weist

                                 EXHIBIT INDEX


Exhibit No.   Description

    3.1       Articles of Incorporation of First Leesport
              Bancorp, Inc. (Incorporated herein by
              reference to Exhibit 3.1 to Registrant's annual report on Form 10-K for the year ended
              December 31, 1989.)

    3.2       By-laws of First Leesport Bancorp, Inc.
              (Incorporated herein by reference to
              Exhibit 3.2 to Registrant's annual report on Form 10-K for the year ended December 31, 1989.)

   10.1       Contract between the First National Bank of
              Leesport and Bisys (formerly Automatic Data
              Processing, Inc.) (Incorporated herein by reference to Exhibit 10.1 to Registration
              Statement on Form 10 of Registrant.)

   10.2       The First National Bank of Leesport Pension
              Plan. (Incorporated herein by reference to Exhibit 10.2 to Registrant's annual report on Form 10-KSB for the year ended December 31, 1992.)*

   10.3       Severance Agreement between the First
              National Bank of Leesport and John T.
              Connelly (Incorporated herein by reference to Exhibit 10.3 to Registrant's annual report on Form 10-K for the year ended December 31, 1990.)*

   10.4       The First National Bank of Leesport 401(k)
              Retirement Savings Plan (Incorporated herein by reference to Exhibit 10.4 to Registrant's annual report on Form 10-K for the year ended
              December 31, 1990.)*

   10.5       Lease Agreement for Wernersville branch
              (Incorporated herein by reference to
              Exhibit 10.5 to Registrant's annual report on Form 10-KSB for the year ended
              December 31, 1995.).

   10.6 Lease Agreement for Wyomissing, Pennsylvania loan production office (Incorporated herein by reference to Exhibit 10.6 to Registrant's annual report on Form 10-KSB for the year ended December 31, 1995.).

   11 No statement setting forth the computation of per share earnings is included because, pursuant to Instruction (b)(11) to Item 601 of Regulation S-B, such computation is reflected clearly in the financial statements set forth in response to Item 7 of this Report.

   21         Subsidiaries of First Leesport Bancorp, Inc.

   27.1       Financial Data Schedule (included herein)



________________________________________________________________
* Denotes a management contract or compensatory plan or arrangement.