Form 10QSB
period 1996-03-31
FIRST LEESPORT BANCORP INC
filed 1996-05-13
CIK 775662

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

        X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1996, or

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

             133 North Centre Avenue
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


            Class                           Outstanding at April 1, 1996
Common Stock ($5.00 par value)                      1,191,171 Shares


                    Part I  -  FINANCIAL INFORMATION

                FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
              UNAUDITED, CONSOLIDATED, CONDENSED BALANCE SHEETS
                           (Amounts in thousands)

                                                            Mar.31    Dec. 31
ASSETS                                                        1996       1995
Cash and Due from Banks                                    $ 4,044    $ 4,828
Interest-bearing Balances                                      207        215
      Total Cash and Balances Due from Banks                 4,251      5,043

Federal Funds Sold                                               0        601
Securities Available for Sale                               37,972     37,849

Loans, Net of Unearned Income                              108,943    105,271
Less: Allowance for Loan Losses                             (1,235)    (1,179)
      Net Loans                                            107,708    104,092

Bank Premises and Equipment                                  3,309      3,314
Other Real Estate Owned                                        230         69
Other Assets                                                 1,407      1,434
            Total Assets                                   154,877    152,402

LIABILITIES
Demand Deposits, Non-interest Bearing                     $ 16,254   $ 15,791
Demand Deposits, Interest Bearing                           27,628     27,140
NOW, Money Market, and Savings Deposits                     24,637     23,263
Time Deposits, $100,000 and over                             3,515      4,607
Time Deposits                                               63,624     62,637
      Total Deposits                                       135,658    133,438

Federal Funds Purchased                                      1,166          0
Other Borrowed Funds                                           500          0
Long-term Debt                                                   0      1,000
Accrued Interest Payable                                       655        762
Other Liabilities                                              669        925
            Total Liabilities                              138,648    136,125

STOCKHOLDERS' EQUITY
Common Stock, $5.00 Par Value per Share; Authorized 2,000,000
      Shares, Issued 1,200,000 Shares.                    $  6,000   $  6,000
Surplus                                                      3,000      3,000
Retained Earnings                                            7,180      6,896
Net Unrealized Appreciation on Securities
      Available for Sale, Net of Taxes                         170        502
Treasury Stock, 8,829 Shares at Cost                          (121)      (121)
            Total Stockholders' Equity                      16,229     16,277

      Total Liabilities and Stockholders' Equity           154,877    152,402

The accompanying notes are an integral part of these condensed financial statements.

                 FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
             UNAUDITED, CONSOLIDATED, CONDENSED STATEMENTS OF INCOME
                (Amounts in thousands, except per share data)
                                            (in thousands)
                                             Three Months
                                             Ended Mar.31
                                            1996        1995
INTEREST INCOME
Interest & Fees on Loans                   $ 2,453    $ 2,193
Interest on Federal Funds Sold                   9          7
Interest on Securities:
   Taxable Securities                          392        317
   State and Municipal Bonds                   165        166
                                             _____      _____
TOTAL INTEREST INCOME                        3,019      2,683

INTEREST EXPENSE
Interest on Deposits                         1,321      1,032
Interest on Borrowed Funds                      18        157
                                             _____      _____
TOTAL INTEREST EXPENSE                       1,339      1,189
                                             _____      _____
NET INTEREST INCOME                          1,680      1,494
Provision for Loan Losses                       82        110

   Net Interest Income after                 _____      _____
   Provision for Loan Losses                 1,598      1,384

OTHER INCOME
Customer Service Fees                           77         65
Other Income                                    64         48
                                               ___        ___
TOTAL OTHER INCOME                             141        113

OTHER EXPENSES
Salaries and Benefits                          584        581
Occupancy Expense                              103         91
Furniture and Equipment Expense                 75         72
Computer Services                               73         69
Federal Deposit Insurance Premiums               1         66
Other Operating Expenses                       334        317
                                             _____      _____
TOTAL OTHER EXPENSES                         1,170      1,196
                                             _____      _____
Income Before Income Taxes                     569        301
Federal Income Taxes                           142         55
                                             _____      _____
NET INCOME                                     427        246

PER SHARE DATA
Based on Average Shares Outstanding      1,191,171  1,191,171
   Net Income                                 0.36       0.21
   Dividends                                  0.12       0.11

The accompanying notes are an integral part of these condensed financial statements.

              FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
        UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              Amounts in thousands, except per share data)

                                                            Three Months Ended
                                                                March 31,
                                                              1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                 $   427   $    246
Provision for loan losses                                       82        110
Provision for depreciation and amortization                     75         70
Net amortization of security premiums and discounts             (5)       (19)
Loans originated for sale                                  0        (910)
Proceeds from sales of loans                               0         919
(Gain) Loss on sales of loans                                    0         (9)
(Increase) Decrease in accrued interest receivable
   and other assets                                            214        106
Increase (Decrease) in accrued interest payable
   and other liabilities                                      (363)       187
                                                             _____      _____
NET CASH PROVIDED BY OPERATING ACTIVITIES                      430        691

CASH FLOWS FROM INVESTING ACTIVITIES
Held-to-maturity securities:
   Proceeds from maturities of securities                        0        398
   Purchase of securities                                        0       (300)
Available-for-sale securities:
   Proceeds from maturities of securities                    3,045        315
   Proceeds from sales of securities                             0          0
   Purchase of securities                                   (3,868)      (400)
Net (Increase) decrease in federal funds sold                  601       (597)
Loans made to customers, net of principal collected         (3,673)    (2,128)
Purchases of bank premises and equipment                       (70)        (6)
                                                             _____      _____
NET CASH (USED IN) INVESTING ACTIVITIES                     (3,965)    (2,718)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                          2,220      2,616
Net increase (decrease) in federal funds purchased           1,166     (5,493)
Net increase (decrease) in other borrowed funds                500      4,000
Proceeds from long-term debt                                (1,000)         0
Dividends paid                                                (143)      (131)
                                                             _____      _____
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          2,743        992
                                                             _____      _____
Increase (decrease) in cash and cash equivalents              (792)    (1,035)
                                                             _____      _____
Cash and cash equivalents:    Beginning                      5,043      5,337
                                                             _____      _____
                              Ending                         4,251      4,302
                                                             _____      _____
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:

Interest paid                                              $ 1,426    $ 1,177
Income taxes paid                                                0         55

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

2. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

              MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Financial Condition

The Company's resources increased by 1.6% or $2,475,000 from December 31, 1995 to March 31, 1996. Total assets now amount to $154,877,000. Loan growth provided the majority of the increase and was partially funded by the decreases in cash and due from banks and federal funds sold.

Cash and balances due from other banks, combined, decreased by $792,000 or 15.7% from $5,043,000 at December 31, 1995 to $4,251,000 at March 31, 1996.
Management's continuing focus on redeploying excess cash resulted in this decrease. Federal funds sold also decreased, falling from $601,000 to $0 between the two dates.

Securities remained relatively stable with a net increase of only $123,000 to $37,972,000 at March 31, 1996. Maturing securities were replaced, but no additional investments were made.

Loans, net of unearned income and the allowance for possible loan losses, increased by $3,616,000 to $107,708,000 at March 31, 1996 from $104,092,000 at
December 31, 1995, an increase of 3.5%. The growth within the loan portfolio was realized in mortgage loans which grew by $4,314,000 between the two dates. All of the other types of loans actually decreased between the two dates. There were no mortgage sales into the secondary market during the first quarter of 1996 although the Bank does intend to utilize this capacity during the year.

Other assets increased by $134,000 representing 8.9% from $1,503,000 at December 31, 1995 to $1,637,000 at March 31, 1996. Included within these numbers are increased levels of other real estate owned which increased by $161,000. Other real estate owned represents properties upon which the Bank has foreclosed. Even with this growth in non-earning assets, the ratio of earning assets to total assets remained stable at 94% between the two dates.

Total deposits increased by $2,220,000, or 1.7%, growing from $133,438,000 to $135,658,000 from December 31, 1995 to March 31, 1996. Demand, savings and time deposits under $100,000 increased, while time deposits over $100,000 decreased as the Bank decreased its exposure to these relatively volatile types of deposits.

Demand deposits, including interest bearing and non-interest bearing, increased by $951,000 and totalled $43,882,000 at March 31, 1996. Savings deposits increased by $1,374,000 or 5.9% from $23,263,000 to $24,637,000 between the two dates. These deposits include the money-market types of deposits. Time deposits with balances less than $100,000 increased by $987,000 while time deposits with balances over $100,000 decreased by $1,092,000.

Borrowed funds, including federal funds purchased, and long-term debt, increased by a net of $666,000 from $1,000,000 at December 31, 1995 to $1,666,000 at March 31, 1996. The terms and structures of these borrowings have changed, however, and all of these borrowings mature during the second quarter of 1996.

Stockholders' Equity decreased by $48,000 from December 31, 1995 to March 31, 1996 despite an increase in retained earnings of $284,000. The unrealized appreciation on securities available for sale component in stockholders' equity, net of taxes, decreased by $332,000 or 66.1% from December 31, 1995 to March 31, 1996 as a result of changing interest rates and market conditions.


Results of Operations
Three Month Periods Ended March 31, 1996 and 1995

Total interest income increased by $336,000 or 12.5% between the first quarter of 1995 and the first quarter of 1996 growing from $2,683,000 to $3,019,000, respectively. Interest and fees on loans accounted for 77.4% of this increase due primarily to increased loan volumes. Interest on securities increased by $75,000 as a result of improved yields within the portfolio.

Total interest expense increased by $150,000 or 12.6% between the two quarters ended March 31, 1995 and 1996. A significant shift within the categories of liabilities on which interest is paid took place between the two periods. Interest on deposits increased by $289,000 due to growth within the deposit portfolio as well as the increased cost of deposits while interest on borrowed funds decreased by $139,000 as borrowings outstanding were reduced between the periods.

The interest margin before providing for possible loan losses improved by $186,000 or 12.5% from $1,494,000 for the three months ended March 31, 1995 to $1,680,000 for the three months ended March 31, 1996. A reduction in the amount of funds provided for loan losses from $110,000 to $82,000 for the two periods contributed to an overall improvement in the net interest margin after the provision for loan losses of $214,000 or 15.5% between the first quarter of 1995 and the first quarter of 1996. A problem credit, identified during the first quarter of 1995, and its associated provision for loan losses in 1995 contributed to this difference.

Total other income increased from $113,000 for the first quarter of 1995 to $141,000 for the first quarter of 1996, an improvement of $28,000 or 24.8%. Included within this increase, customer service fees increased by $12,000 and other income, which includes fees from mortgage banking activities, increased by $16,000.

Other expenses decreased by $26,000, net, between the three months ended March 31, 1995 and 1996, primarily as a result of the decrease of $65,000 in the amount paid for deposit insurance. Absent this reduction, other expenses actually increased by a modest $39,000 or 3.5%. Management's ongoing focus on controlling these expenses helped to minimize this increase.

Income before taxes increased by $268,000 or 89.0% from $301,000 for the first quarter of 1995 to $569,000 for the first quarter of 1996. This increase resulted in an increased level of applicable income taxes. Income tax expenses increased by $87,000 or 158.2% between the two periods, and amounted to $142,000 for the first quarter of 1996.

Net income increased to $427,000 for the first quarter of 1996 from $246,000 for the first quarter of 1995, an improvement of $181,000 or 73.6%. Expressed as earnings per share, income grew from $0.21 to $0.36 per share between the two periods. Dividends in the amount of $0.12 and $0.11 per share were paid during the two respective quarters.

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

Asset/liability management is intended to provide for adequate liquidity and interest rate sensitivity by matching interest rate-sensitive assets and liabilities and coordinating maturities on assets and liabilities. Approximately 26% of the commercial loan portfolio is sensitive to interest rate changes. Other loans are written for relatively short terms and, except for the majority of residential mortgage loans, provide for a readjustment of the interest rate at specified times during the term of the loan. In addition, interest rates offered for all types of deposit instruments are reviewed weekly and are established on a basis consistent with funding needs and maintaining a desirable spread between cost and return. The Bank does not utilize repurchase agreements, reverse repurchase agreements, interest rate swaps, or other derivative products in its asset/liability management practices at this time.

The following table shows the repricing periods of interest earning assets and interest bearing liabilities as of March 31, 1996:

                         INTEREST RATE SENSITIVITY
                           (Amounts in thousands)

                                        Repricing Period
                              Within      One Year to      Over
                             One Year      Five Years   Five Years  Total
Assets

Interest-bearing Balances    $    207     $      0     $      0    $    207
Federal Funds Sold                  0            0            0           0
Securities                     11,294       22,440        4,238      37,972
Net Loans                      36,922       19,501       51,285     107,708
                               ______       ______       ______     _______
Total                        $ 48,423     $ 41,941     $ 55,523    $145,887

Liabilities

Total Interest-Bearing
   Deposits                  $ 93,795     $ 25,609     $      0    $119,409
Other Borrowed Funds            1,666            0            0       1,666
                               ______       ______       ______     _______
Total                        $ 95,461     $ 25,609     $      0    $121,070
                               ______       ______       ______      ______
Rate Sensitivity Gap         $(47,038)    $ 16,332     $ 55,523    $ 24,817
                               ______       ______       ______      ______

Capital Adequacy

The following table provides information about the capital of the Bank as it relates to regulatory minimums as of selected Balance Sheet dates:

                                                            Actual
                                         Regulatory   Mar.31,    Dec. 31,
                                          Minimum       1996       1995
Tier I Capital to Risk-Adjusted Assets      4.00%      16.30%      16.26%

Total Capital to Risk-Adjusted Assets       8.00%      17.55%      17.48%

Leverage Ratio                              3.00%      10.40%      10.34%

                PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to Vote of Security Holders

          None

Item 5.   Other Information

          The Board of Directors of First Leesport Bancorp, Inc. at its March 12, 1996 meeting, declared a $.12 per share cash dividend to be paid April 1, 1996 to holders of record on April 15, 1996.

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



                                        FIRST LEESPORT BANCORP, INC.
                                                    (Registrant)




Dated:  May 10, 1996                      By  John T. Connelly
                                              John T. Connelly
                                              President and
                                              Chief Executive Officer

Dated:  May 10, 1996                     By  Frederick P. Henrich
                                              Frederick P. Henrich
                                              Treasurer and
                                              Chief Accounting Officer

[ARTICLE] 9

[PERIOD-TYPE]                   QTR-1
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               MAR-31-1996
[CASH]                                            4044
[INT-BEARING-DEPOSITS]                             207
[FED-FUNDS-SOLD]                                     0
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                          0
[INVESTMENTS-CARRYING]                               0
[INVESTMENTS-MARKET]                             37972
[LOANS]                                         108943
[ALLOWANCE]                                       1235
[TOTAL-ASSETS]                                  154877
[DEPOSITS]                                      135658
[SHORT-TERM]                                      1666
[LIABILITIES-OTHER]                               1324
[LONG-TERM]                                          0
[COMMON]                                          6000
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                       10229
[TOTAL-LIABILITIES-AND-EQUITY]                  154877
[INTEREST-LOAN]                                   2453
[INTEREST-INVEST]                                  557
[INTEREST-OTHER]                                     9
[INTEREST-TOTAL]                                  3019
[INTEREST-DEPOSIT]                                1321
[INTEREST-EXPENSE]                                1339
[INTEREST-INCOME-NET]                             1680
[LOAN-LOSSES]                                       82
[SECURITIES-GAINS]                                   0
[EXPENSE-OTHER]                                   1170
[INCOME-PRETAX]                                    569
[INCOME-PRE-EXTRAORDINARY]                         069
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                       427
[EPS-PRIMARY]                                      .36
[EPS-DILUTED]                                      .36
[YIELD-ACTUAL]                                    4.67
[LOANS-NON]                                        821
[LOANS-PAST]                                       577
[LOANS-TROUBLED]                                 1,303
[LOANS-PROBLEM]                                      0
[ALLOWANCE-OPEN]                                 1,179
[CHARGE-OFFS]                                       45
[RECOVERIES]                                        19
[ALLOWANCE-CLOSE]                                1,235
[ALLOWANCE-DOMESTIC]                                 0
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                          1,235