Form 10QSB/A
period 1996-03-31
FIRST LEESPORT BANCORP INC
filed 1996-08-14
CIK 775662

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



                                        FIRST LEESPORT BANCORP, INC.
                                                    (Registrant)




Dated:  August 13, 1996                 By  John T. Connelly
                                              John T. Connelly
                                              President and
                                              Chief Executive Officer

Dated:  August 13, 1996                 By  Frederick P. Henrich
                                              Frederick P. Henrich
                                              Treasurer and
                                              Chief Accounting Officer

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