Form 10QSB
period 1996-06-30
FIRST LEESPORT BANCORP INC
filed 1996-08-14
CIK 775662

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

        X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1996, or

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


            Class                           Outstanding at August 1, 1996
Common Stock ($5.00 par value)                      1,191,171 Shares


                    Part I  -  FINANCIAL INFORMATION

                FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
              UNAUDITED, CONSOLIDATED, CONDENSED BALANCE SHEETS
                           (Amounts in thousands)

                                                            Jun.30    Dec. 31
ASSETS                                                        1996       1995
Cash and Due from Banks                                    $ 4,845    $ 4,828
Interest-bearing Balances                                       26        215
                                                             _____      _____
      Total Cash and Balances Due from Banks                 4,871      5,043

Federal Funds Sold                                               0        601
Securities Available for Sale                               37,164     37,849

Loans, Net of Unearned Income                              111,641    105,271
Less: Allowance for Loan Losses                             (1,255)    (1,179)
                                                           _______    _______
      Net Loans                                            110,386    104,092

Bank Premises and Equipment                                  3,333      3,314
Other Real Estate Owned                                         12         69
Other Assets                                                 3,396      1,434
                                                           _______    _______
            Total Assets                                   159,162    152,402

LIABILITIES
Demand Deposits, Non-interest Bearing                     $ 16,235   $ 15,791
Demand Deposits, Interest Bearing                           27,801     27,140
NOW, Money Market, and Savings Deposits                     25,428     23,263
Time Deposits, $100,000 and over                             2,562      4,607
Time Deposits                                               62,267     62,637
                                                           _______    _______
      Total Deposits                                       134,293    133,438

Federal Funds Purchased                                      2,221          0
Other Borrowed Funds                                         5,000          0
Long-term Debt                                                   0      1,000
Accrued Interest Payable                                       747        762
Other Liabilities                                              680        925
                                                           _______    _______
            Total Liabilities                              142,941    136,125

STOCKHOLDERS' EQUITY
Common Stock, $5.00 Par Value per Share; Authorized 2,000,000
      Shares, Issued 1,200,000 Shares.                    $  6,000   $  6,000
Surplus                                                      3,000      3,000
Retained Earnings                                            7,403      6,896
Net Unrealized Depreciation on Securities
      Available for Sale, Net of Taxes                         (61)       502
Treasury Stock, 8,829 Shares at Cost                          (121)      (121)
                                                            ______     ______
            Total Stockholders' Equity                      16,221     16,277
                                                           _______    _______
      Total Liabilities and Stockholders' Equity           159,162    152,402

The accompanying notes are an integral part of these condensed financial statements.

                 FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
             UNAUDITED, CONSOLIDATED, CONDENSED STATEMENTS OF INCOME
                (Amounts in thousands, except per share data)
                                            (in thousands)    (in thousands)
                                             Three Months       Six Months
                                             Ended Jun 30      Ended Jun 30
                                            1996        1995     1996   1995
INTEREST INCOME
Interest & Fees on Loans                $ 2,440    $ 2,250    $ 4,893  $ 4,443
Interest on Federal Funds Sold                3         38         12       45
Interest on Securities:
   Taxable Securities                       420        343        812      660
   State and Municipal Bonds                160        162        325      328
                                          _____      _____      _____    _____
TOTAL INTEREST INCOME                     3,023      2,793      6,042    5,476

INTEREST EXPENSE
Interest on Deposits                      1,276      1,236      2,597    2,268
Interest on Borrowed Funds                   58         61         76      218
                                          _____      _____      _____    _____
TOTAL INTEREST EXPENSE                    1,334      1,297      2,673    2,486
                                          _____      _____      _____    _____
NET INTEREST INCOME                       1,689      1,496      3,369    2,990
Provision for Loan Losses                    58         65        140      175
   Net Interest Income after              _____      _____      _____    _____
   Provision for Loan Losses              1,631      1,431      3,229    2,815

OTHER INCOME
Customer Service Fees                        67         68        144      133
Other Income                                 83         64        147      112
                                            ___        ___        ___      ___
TOTAL OTHER INCOME                          150        132        291      245
OTHER EXPENSES
Salaries and Benefits                       581        547      1,165    1,128
Occupancy Expense                            97        101        200      192
Furniture and Equipment Expense              73         53        148      125
Computer Services                            74         63        147      132
Federal Deposit Insurance Premiums            0         65          1      131
Other Operating Expenses                    476        348        810      665
                                          _____      _____      _____    _____
TOTAL OTHER EXPENSES                      1,301      1,177      2,471    2,373
                                          _____      _____      _____    _____
Income Before Income Taxes                  480        386      1,049      687
Federal Income Taxes                        117         82        259      137
                                          _____      _____      _____    _____
NET INCOME                                  363        304        790      550

PER SHARE DATA
Based on Average Shares Outstanding   1,191,171  1,191,171 1,191,171 1,191,171
   Net Income                              0.30       0.26       .66       .46
   Dividends                               0.12       0.11       .24       .22

The accompanying notes are an integral part of these condensed financial statements.

              FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
        UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              Amounts in thousands, except per share data)

                                                            Six Months Ended
                                                                June 30,
                                                              1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                 $   790   $    550
Provision for loan losses                                      140        175
Provision for depreciation and amortization                    147        121
Net amortization of security premiums and discounts             (8)       (38)
Loans originated for sale                                   (1,197)    (5,067)
Proceeds from sales of loans                                 1,175      5,083
(Gain) Loss on sales of loans                                   22        (16)
(Increase) Decrease in accrued interest receivable
   and other assets                                         (1,962)       170
Increase (Decrease) in accrued interest payable
   and other liabilities                                      (260)     1,304
                                                            _______     _____
NET CASH PROVIDED BY OPERATING ACTIVITIES                   (1,131)     2,266

CASH FLOWS FROM INVESTING ACTIVITIES
Held-to-maturity securities:
   Proceeds from maturities of securities                        0      1,500
   Purchase of securities                                        0     (1,429)
Available-for-sale securities:
   Proceeds from maturities of securities                    4,705        611
   Proceeds from sales of securities                             0        484
   Purchase of securities                                   (4,677)    (1,990)
Net (Increase) decrease in federal funds sold                  601     (5,423)
Loans made to customers, net of principal collected         (6,294)    (3,146)
Purchases of bank premises and equipment                      (166)       (22)
                                                            _______     _____
NET CASH (USED IN) INVESTING ACTIVITIES                     (5,831)    (9,415)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                            855     12,271
Net increase (decrease) in federal funds purchased           2,221     (5,493)
Net increase (decrease) in other borrowed funds              5,000          0
Repayment of long-term debt                                 (1,000)         0
Dividends paid                                                (286)      (262)
                                                            _______     _____
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          6,790      6,516
                                                             _____      _____
Increase (decrease) in cash and cash equivalents              (172)      (633)
                                                             _____      _____
Cash and cash equivalents:    Beginning                      5,043      5,337
                                                             _____      _____
                              Ending                         4,871      4,704
                                                             _____      _____
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:

Interest paid                                              $ 2,688    $ 2,336
Income taxes paid                                              280        190

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

2. The results of operations for the six-month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

              MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Financial Condition

The Company's total assets increased by $6,760,000 or 4.4% to $159,162,000 as of June 30, 1996 from $152,402,000 at December 31, 1995. Loans and Other Assets increased while all other asset categories decreased between the two dates.

Cash and balances due from banks decreased from $5,043,000 at December 31, 1995 to $4,871,000 at June 30, 1996, a decrease of $172,000 or 3.4%. Within this change, interest-bearing balances at the Federal Home Loan Bank of Pittsburgh were decreased to $26,000 from $215,000, a decrease of $189,000. The decrease in cash and due from banks allowed the Company to more profitably deploy its liquid funds.

Federal funds sold decreased from $601,000 at December 31, 1995 to $0 at June 30, 1996 as all available excess funds were utilized.

Investment securities available for sale declined by $685,000 or 1.8% from $37,849,000 at December 31, 1995 to $37,164,000 at June 30, 1996 as certain securities matured during the first six months.

Net loans increased by $6,294,000 or 6.0% from $104,092,000 at December 31, 1995 to $110,386,000 at June 30, 1996. Mortgages, net of sales to FNMA, grew by $6,856,000 while all other loan types decreased by a combined $562,000 between the two dates. Loans sold to FNMA during the first half of 1996 totaled $1,197,000.

Bank premises and equipment remained relatively stable; the net change between December 31, 1995 and June 30, 1996 was an increase of $19,000, less than 1.0%.

Other assets, including other real estate owned increased by $1,905,000 or 126.7% from $1,503,000 at December 31, 1995 to $3,408,000 at June 30, 1996.
The majority of this increase, $1,785,000 came from the purchase of life insurance policies by the Bank. These policies were used to fund a deferred compensation plan for selected board members, and a supplemental retirement program for the Bank's senior officers.

Total deposits increased by $855,000, or 0.6% from $133,438,000 at December 31, 1995 to $134,293,000 at June 30, 1996. Funding for the Bank's growth came from the increased usage of available funding from the Federal Home Loan Bank of Pittsburgh.

Savings deposits increased by $2,165,000 to $25,428,000 between the two dates, while jumbo certificates, those deposits issued for values exceeding $100,000, decreased by $2,045,000 to $2,562,000 between the two dates. Each of the other major categories of deposits increased or decreased by less than 3.0%. The growth in savings deposits amounted to a 9.3% increase while the decline in jumbo certificates amounted to a 44.4% decrease. As questions about the direction interest rates will take increase, fewer consumers are willing to commit their funds to longer term deposits. This unwillingness to commit is reflected in the growth in savings deposits.

Other funding sources, both short term and long term, increased by $6,221,000 from $1,000,000 at December 31, 1995 to $7,221,000 at June 30, 1996, an
increase of 622.1%. Much of this increase ($5,000,000) was borrowed from available funding sources at the Federal Home Loan Bank of Pittsburgh, and reflects a growing willingness among community banks to borrow from that institution when asset growth exceeds deposit growth.

Other liabilities remained relatively stable between the two dates.

Stockholders' Equity decreased by $56,000 or 0.3% from $16,277,000 at December 31, 1995 to $16,221,000 at June 30, 1996.

Results of Operations
Six Month Periods Ended June 30, 1996 and 1995

The Company's net interest income increased to $3,369,000 for the first six months of 1996 compared to $2,990,000 for the same period in 1995, an increase of $379,000 or 12.7%. Both interest income and interest expense increased during the periods, with interest income increasing by $566,000 while interest expense increased by only $187,000.

Interest and fees on loans increased to $4,893,000 for the six months ended June 30, 1996. For the same period in 1995 only $4,443,000 was earned, an increase of $450,000 or 10.1%. The majority of this increase, $278,000 or 61.8%, came from increased interest income on mortgages, which reflects the increased mortgage loans outstanding as of June 30, 1996.

Interest on investment securities increased by $149,000, or 15.1% from the first six months of 1996 compared to the first six months of 1995. The yield on the investment portfolio improved by .25% between the two periods as the adjustable rate pooled mortgage securities repriced upward over the period.

Other interest income, including interest on federal funds sold decreased by $33,000 or 73.3% from $45,000 for the first six months of 1995 compared with the first six months of 1996 when it totaled only $12,000. The utilization of substantially all of the available federal funds sold during the first six months of 1996 accounted for this decrease in income.

Interest on deposits increased by $329,000 while interest on other borrowed funds decreased by $142,000 during the first half of 1996 compared with the first half of 1995 accounting for the net increase of $187,000 highlighted above. Net interest income after the provision for loan losses increased from $2,815,000 for the first six months of 1995 to $3,229,000 for the first six months of 1996, an increase of $414,000 or 14.7%.

The provision for loan losses decreased between the two periods, with $140,000 being set aside from 1996's earnings compared with $175,000 from 1995's earnings, a decrease of $35,000 or 20.0%. The allocation of the allowance for losses, completed on a quarterly basis, combined with the removal of specific problem loans from the analysis because of the foreclosure process, allowed the Bank to decrease its' contribution from current earnings.

Other income increased from $245,000 for the first six months of 1995 to $291,000 for the first six months of 1996, an increase of $46,000 or 18.8%. Within this total, mortgage banking services increased by $30,000 representing 65.2% of the increase, while customer service fees increased by $11,000 or 8.3%.

Other expenses increased by a combined $98,000 or 4.1% between the first six months of 1995 and the first six months of 1996, growing from $2,373,000 to $2,471,000, respectively. Salaries and wages increased from $1,128,000 for the first half of 1995 to $1,165,000 for the first half of 1996, an increase of $37,000 or 3.3%. Total occupancy and equipment expenses increased from $317,000 for the first half of 1995 to $348,000 for the first half of 1996, an increase of $31,000 or 9.8%.


Insurance on deposits decreased by $130,000, almost 100% as the Bank paid the regulatory minimum $500 per quarter for each of the first two quarters of 1996. Computer processing expenses increased by $15,000 for the first half of 1996 increasing from $132,000 for the period in 1995 to $147,000 for the period in 1996, an increase of 11.4%.

Other operating expenses increased by $145,000 or 21.8% between the first half of 1995 and the first half of 1996, growing from $665,000 to $810,000, respectively. Included within this increase is an amount paid to maintain and subsequently dispose of certain real estate, upon which the Bank had foreclosed. The total expense associated with this real estate for the first half of 1996 was $105,000 compared with $14,000 for the same period in 1995, an increase of $91,000 or 650.0%. These types of expenses are not considered to be recurring in nature, and account for 62.8% of the total increase in other operating expenses.

Income before income taxes improved by $362,000 or 52.7% from $687,000 to $1,049,000. After taxes of $137,000 for the first six months of 1995 and $259,000 for the first six months of 1996, net income improved by 43.6% between the two periods and amounted to $550,000 and $790,000 respectively, an increase of $240,000.

Net income per share for the 1,191,171 shares outstanding amounted to $.46 per share for the first six months of 1995 compared with $.66 per share for the same period in 1996. Stockholders were paid $.22 per share in dividends during the first six months of 1995 compared with $.24 per share during the first six months of 1996.

Three Month Periods Ended June 30, 1996 and 1995

Net interest income for the quarter ended June 30, 1996 increased by 12.9% or $193,000 from the same period in 1995. Net interest income totaled $1,689,000 during that period in 1996 compared with $1,496,000 in 1995.

Total interest income improved to $3,023,000 for the three months ended June 30, 1996 compared with $2,793,000 during the same period in 1995, an improvement of $230,000 or 8.2%. Of that total improvement, $190,000 came from increased interest and fees on loans, while $77,000 came from increased taxable interest on investment securities. Other interest income, consisting mainly of interest on federal funds sold, decreased by $35,000.

Interest on deposits increased by $40,000 or 3.2% from the second quarter of 1995 to the second quarter of 1996 and totalled $1,276,000 at that time.

The provision for loan losses amounted to $58,000 for the quarter, while $65,000 was taken during the same period in 1995. This represents a decrease of 10.8% or $7,000 between the two periods. Management believes the allowance is adequate at June 30, 1996 based on its quarterly analysis of the loan portfolio.

Customer service fees remained stable between the second quarter of 1995 and the second quarter of 1996 decreasing by only $1,000 from $68,000 to $67,000 between the two periods. Other income improved by $19,000 or 29.7% growing from $64,000 to $83,000. Increased income from mortgage banking activities helped to contribute to this increase.

Total other expenses increased by 10.5% or $124,000 from $1,177,000 for the three months ended June 30, 1995 to $1,301,000 for the three months ended June 30, 1996. Increases in other operating expenses, specifically, other real estate owned related expenses more than offset the reduction in federal insurance on deposits.

Income before taxes increased by 24.4% between the two quarters, growing by $94,000 from $386,000 for the second quarter of 1995 to $480,000 for the second quarter in 1996. The associated increase in income taxes amounted to $35,000 and resulted in net income of $363,000 for the period in 1996 compared with only $304,000 in 1995. This improvement in net income resulted in earnings per share increasing from $.26 per share for the second quarter of 1995 to $.30 per share for the same period in 1996. Dividends paid to stockholders amounted to $.11 per share and $.12 per share respectively.

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

Asset/liability management is intended to provide for adequate liquidity and interest rate sensitivity by matching interest rate-sensitive assets and liabilities and coordinating maturities on assets and liabilities. Approximately 25% of the commercial loan portfolio is sensitive to interest rate changes. Other loans are written for relatively short terms and, except for the majority of residential mortgage loans, provide for a readjustment of the interest rate at specified times during the term of the loan. In addition, interest rates offered for all types of deposit instruments are reviewed weekly and are established on a basis consistent with funding needs and maintaining a desirable spread between cost and return. The Bank does not utilize repurchase agreements, reverse repurchase agreements, interest rate swaps, or other derivative products in its asset/liability management practices at this time.

The following table shows the repricing periods of interest earning assets and interest bearing liabilities as of June 30, 1996:

                         INTEREST RATE SENSITIVITY
                           (Amounts in thousands)

                                        Repricing Period
                              Within      One Year to      Over
                             One Year      Five Years   Five Years  Total
Assets

Interest-bearing Balances    $     26     $      0     $      0    $     26
Federal Funds Sold                  0            0            0           0
Securities                     11,293       22,055        3,816      37,164
Net Loans                      37,316       20,943       52,127     110,386
                               ______       ______       ______     _______
Total                        $ 48,635     $ 42,998     $ 55,943    $147,576

Liabilities

Total Interest-Bearing
   Deposits                  $ 94,790     $ 23,268     $      0    $118,058
Other Borrowed Funds            7,221            0            0       7,221
                               ______       ______       ______     _______
Total                        $102,011     $ 23,268     $      0    $125,279
                               ______       ______       ______      ______
Rate Sensitivity Gap         $(53,376)    $ 19,730     $ 55,943    $ 22,297
                               ______       ______       ______      ______

Capital Adequacy

The following table provides information about the capital of the Bank as it relates to regulatory minimums as of selected Balance Sheet dates:

                                                            Actual
                                         Regulatory   June 30,   Dec. 31,
                                          Minimum       1996       1995
Tier I Capital to Risk-Adjusted Assets      4.00%      16.00%      16.26%

Total Capital to Risk-Adjusted Assets       8.00%      17.24%      17.48%

Leverage Ratio                              3.00%      10.31%      10.34%

          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to Vote of Security Holders

          The Annual Meeting of the Stockholders of the Company was held on April 9, 1996. The following individuals continued as directors after the meeting:

          John T. Connelly                    Michael D. Mathias
          Joseph M. Fabrizio                  Harry J. O'Neill, III
          Richard L. Henry                    Karen A. Rightmire
          William J. Keller                   Alfred J. Weber
          Louis D. Bruno                      Daniel W. Weist

          A second item approved by the stockholders was the appointment of Beard & Company, Inc. of Reading, Pennsylvania as the Company's external auditors for the year ending 1996. This appointment is for a one year term.

          861,013 shares were voted for ratification of the appointment of Beard & Company, Inc.

          1,168 shares were voted against, and

          4,995 shares were not voted.

Item 5.   Other Information

          The Board of Directors of First Leesport Bancorp, Inc. at its June 4, 1996 meeting, declared a $.12 per share cash dividend to be paid July 15, 1996 to holders of record on July 1, 1996.

          The Board of Directors accepted the resignation of David L. Loose who cited personal reasons for leaving the Board.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.1 Supplemental Executive Retirement Plan

                    (Attached)

               10.2 Deferred Compensation Plan for Directors

                    (Attached)

          (b)  Reports on Form 8-K

                    None.

                  THE FIRST NATIONAL BANK OF LEESPORT
                  SALARY CONTINUATION AGREEMENT

THIS AGREEMENT is made this _____ day of ____________, 199__ by and between The First National Bank of Leesport, Pennsylvania (the "Company"), and ____________________ (the "Executive").

                  INTRODUCTION

To encourage the Executive to remain an employee of the Company, the Company is willing to provide salary continuation benefits to the Executive. The Company will act through it s Compensation Committee (as defined herein) and will pay the benefits from its general assets.

                  AGREEMENT

The Executive and the Company agree as follows:

                  Article 1
                  Definitions

1.1 Definitions. Whenever used in this Agreement, the following words and phrases shall have the meanings specified:

1.1.1 "Change of Control" means the transfer of 51% or more of the Company's outstanding voting common stock in a transaction or series of related transactions followed within thirty-six (36) months by the Executive's Termination of Employment for reasons other than death, disability or retirement. For purposes of this Section 1.1.1 only, the term Company shall include First Leesport Bancorp, Inc..

1.1.2 "Code" means the Internal Revenue Code of 1986, as amended. References to a Code section shall be deemed to be to that section as it now exists and to any successor provision.

1.1.4 "Compensation Committee" means the Compensation Committee of the Company's Board of Directors or, if no such committee exists, the Company s Executive Committee of the Company's Board of Directors, either of which shall hereinafter be referred to as the Compensation Committee.

1.1.5 "Disability" means the Executive suffering a sickness, accident or injury which, in the judgment of a physician satisfactory to the Company, prevents the Executive from performing substantially all of the Executive's normal duties for the Company. As a condition to any benefits, the Company may require the Executive to submit to such physical or mental evaluations and tests as the Company's Compensation Committee deems appropriate.

1.1.6    "Early Retirement Date" means the Executive attaining age 60.

1.1.7    "Normal Retirement Date" means the Executive attaining age 65.

1.1.8 "Projected Normal Retirement Benefit" means the sum total of the Normal Retirement Benefits specified in Section 2.1.1 payable over the payment period specified in Section 2.1.2.

1.1.9 "Termination of Employment" means the Executive's ceasing to be employed by the Company, other than by reason of an approved leave of absence.

                  Article 2
                  Lifetime Benefits

2.1 Normal Retirement Benefit. If the Executive terminates employment on or after the Normal Retirement Date for reasons other than death, the Company shall pay to the Executive the benefit described in this Section 2.1.

2.1.1 Amount of Benefit. The benefit under this Section 2.1 is (an amount that varies for each executive) per month.

2.1.2 Payment of Benefit. The Company shall pay the benefit to the Executive on the first day of each month commencing with the month following the Retirement Date and continuing for 179 additional months.

2.2 Involuntary Termination Without Cause Benefit. If the Executive's employment is involuntarily terminated without cause (as defined in Section 5.3) before the Normal Retirement Date, and for reasons other than death, Disability or a change in control, the Company shall pay to the Executive the benefit described in this Section 2.2.

2.2.1 Amount of Benefit. The benefit under this Section 2.2 is the benefit calculated under Section 2.1.1 as if the date of the executive's involuntary termination without cause were the Executive's Normal Retirement Date.

2.2.2 Payment of Benefit. The Company shall pay the benefit to the Executive on the first day of each month commencing with the month following the Executive's Normal Retirement Date and continuing for 179 additional months.

2.3 Disability Benefit. If the Executive terminates employment for Disability prior to the Normal Retirement Date, the Company shall pay to the Executive the benefit described in this Section 2.3.

2.3.1 Amount of Benefit. The benefit under this Section 2.3 is the benefit determined under Schedule A based on the date of the Executive's Termination of Employment by reason of disability. Schedule A is calculated using the interest method of accounting, a 8.5% discount rate, and assuming monthly compounding and monthly benefit payments.

2.3.2 Payment of Benefit. The Company shall pay the benefit to the Executive in a lump sum within 60 days after the Executive's Termination of Employment.

2.3.3    Death Benefit upon Disability. In addition to the benefit under
Section 2.3.1, and upon the Executive terminating employment for Disability prior to the Normal Retirement Date, the Company shall endorse a portion of the death proceeds of a life insurance policy to Executive s Beneficiary in an amount equal to Sixty Six (66%) of the difference between the amount of the benefit specified in Section 2.3.1 and the Projected Normal Retirement Benefit. In the event no life insurance policy is owned by the Company, the Company shall pay to the Executive s beneficiary, within 60 days of the Executive's death, a lump sum amount equal to the Projected Normal Retirement Benefit less the amount of the benefit specified in Section 2.3.1.

2.4 Change of Control Benefit. Upon a Change of Control while the Executive is in the active service of the Company, the Company shall pay to the Executive the benefit described in this Section 2.4 in lieu of any other benefit under this Agreement.

2.4.1 Amount of Benefit. The benefit under this Section 2.4 is the Normal Retirement Benefit described in Section 2.1, calculated as if the Executive's date of Termination of Employment were the Executive's Normal Retirement Date.

2.4.2 Payment of Benefit. The Company shall pay the benefit to the Executive on the first day of each month commencing with the month following the Executive's Normal Retirement Date and continuing for 179 additional months.

2.5 Early Retirement Benefit. If the Executive's employment terminates after the Early Retirement Date but before the Normal Retirement Date, and for reasons other than death, Disability, or involuntary termination without cause (as defined in Section 5.3) the Company shall pay to the Executive the benefit described in this Section 2.5.

2.5.1 Amount of Benefit. The benefit under this Section 2.5 is the benefit determined under Schedule A based on the date of the Executive's Termination of Employment. Schedule A is calculated using the interest method of accounting, a 8.5% discount rate, and assuming monthly compounding and monthly benefit payments.

2.5.2 Payment of Benefit. The Company shall pay the benefit to the Executive in 180 equal monthly installments commencing on the first day of the month following the Executive's Normal Retirement Date. The Company shall continue to credit interest at the annual rate of 8.5% on the remaining account balance during any applicable installment period.

                     Article 3
                     Death Benefits

3.1 Death During Active Service. If the Executive dies while in the active service of the Company, the Company shall pay to the Executive's beneficiary the benefit described in this Section 3.1.

3.1.1 Amount of Benefit. The benefit under Section 3.1 is the lifetime benefit that would have been paid to the Executive under Section 2.1 calculated as if the date of the Executive's death were the Normal Retirement Date.

3.1.2 Payment of Benefit. The Company shall pay the benefit to the Beneficiary on the first day of each month commencing with the month following the Executive's death and continuing for 179 additional months.

3.2 Death During Benefit Period. If the Executive dies after benefit payments have commenced under this Agreement but before receiving all such payments, the Company shall pay the remaining benefits to the Executive's beneficiary at the same time and in the same amounts they would have been paid to the Executive had the Executive survived.

3.3 Death After Involuntary Termination Without Cause or Early Retirement. If the Executive dies after terminating employment for Involuntary Termination Without Cause under Section 2.2 or Early Retirement under Section
2.3 but prior to commencement of benefit payments under this Agreement, the Company shall pay to the Executive s beneficiary the benefit described in this
Section 3.3.

3.3.1 Amount of Benefit.The benefit under Section 3.3 is the lifetime benefit that would have been paid to the Executive under Section 2.2 or
Section 2.5.

3.3.2 Payment of Benefit. The Company shall pay the benefit to the Beneficiary on the first day of each month commencing with the month following the Executive's death and continuing for 179 months.

                     Article 4
                     Beneficiaries

4.1 Beneficiary Designations. The Executive shall designate a beneficiary by filing a written designation with the Compensation Committee. The Executive may revoke or modify the designation at any time by filing a new designation. However, designations will only be effective if signed by the Executive and accepted by the Compensation Committee during the Executive's lifetime. The Executive's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Executive, or if the Executive names a spouse as beneficiary and the marriage is subsequently dissolved. If the Executive dies without a valid beneficiary designation, all payments shall be made to the Executive's surviving spouse, if any, and if none, to the Executive's surviving children and the descendants of any deceased child by right of representation, and if no children or descendants survive, to the Executive's estate.

4.2 Facility of Payment. If a benefit is payable to a minor, to a person declared incompetent, or to a person incapable of handling the disposition of his or her property, the Company may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incompetent person or incapable person. The Compensation Committee may require proof of incompetency, minority or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Company from all liability with respect to such benefit.

                     Article 5
                     General Limitations

Notwithstanding any provision of this Agreement to the contrary, the Company shall not pay any benefit under this Agreement:

5.1 Excess Parachute Payment. To the extent the benefit would be an excess parachute payment under Section 280G of the Code.

5.2 Voluntary Termination. Except in the event of Normal Retirement, Disability, Change of Control, or Early Retirement as specified in Sections 2.1, 2.3, 2.4, and 2.5 herein, if the Executive Terminates Employment voluntarily.

5.3 Termination for Cause. If the Company terminates the Executive's employment for:

5.3.1      Gross negligence or gross neglect of duties;

5.3.2 Commission of a felony or of a gross misdemeanor involving moral turpitude; or

5.3.3 Fraud, disloyalty, dishonesty or willful violation of any law or significant Company policy committed in connection with the Executive's employment and resulting in an adverse effect on the Company.

5.4 Suicide. No benefits shall be payable if the Executive commits suicide within two years after the date of this Agreement, or if the Executive has made any material misstatement of fact on any application for life insurance purchased by the Company.

5.5 Market Price Condition Subsequent. If the common stock of First Leesport Bancorp, Inc. does not attain a market price of at least $21.00 per share prior to July 31, 2000. In order to obtain a market price of $21.00 per share at least 500 shares of common stock must be traded by a party not affiliated with this Agreement at a price not less than $21.00. If the market price reflects changes in the number of common shares outstanding resulting from stock splits, stock dividends or similar subdivisions or reclassification of such common stock, the Compensation Committee shall restate the market price to nullify any affect of a stock split, stock dividend, subdivision or reclassification. The market price threshold of $21.00 as stated herein, is implemented to assure shareholder value to the Company. In the event the threshold is not reached within the time period allotted, the parties agree to negotiate in good faith, either a new threshold or some other methodology for attaining shareholder value. The Compensation Committee shall negotiate on the Company s behalf, whereby the negotiated result shall replace this Section
5.5 in its entirety.

5.6        Non-competition During and After Employment.     If the Executive,
while in the Company's employ, or during any benefit period, actively engages in, either directly or indirectly, any business or other activity which is or may be deemed to be in any way competitive with or adverse to the best interests of the business of the Company. The Executive shall be considered competitive with or adverse to the best interests of the business of the Company, where the Executive, without the prior written consent of the Compensation Committee, engages in, becomes interested in, directly or indirectly, as a sole proprietor, as a partner in a partnership, or as a substantial shareholder in a corporation, or becomes associated with, in the capacity of employee, director, officer, principal, agent, trustee or in any other capacity whatsoever, any enterprise conducted in the trading area of the business of the Company which enterprise is, or may deemed to be, competitive with any business carried on by the Company.

                     Article 6
                     Claims and Review Procedures

6.1 Claims Procedure. The Compensation Committee shall notify the Executive's beneficiary in writing, within ninety (90) days of his or her written application for benefits, of his or her eligibility or noneligibility for benefits under the Agreement. If the Compensation Committee determines that the beneficiary is not eligible for benefits or full benefits, the notice shall set forth (1) the specific reasons for such denial, (2) a specific reference to the provisions of the Agreement on which the denial is based, (3) a description of any additional information or material necessary for the claimant to perfect his or her claim, and a description of why it is needed, and (4) an explanation of the Agreement's claims review procedure and other appropriate information as to the steps to be taken if the beneficiary wishes to have the claim reviewed. If the Compensation Committee determines that there are special circumstances requiring additional time to make a decision, the Compensation Committee shall notify the beneficiary of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional ninety-day period.

6.2 Review Procedure. If the beneficiary is determined by the Compensation Committee not to be eligible for benefits, or if the beneficiary believes that he or she is entitled to greater or different benefits, the beneficiary shall have the opportunity to have such claim reviewed by the Compensation Committee by filing a petition for review with the Compensation Committee within sixty (60) days after receipt of the notice issued by the Compensation Committee. Said petition shall state the specific reasons which the beneficiary believes entitle him or her to benefits or to greater or different benefits. Within sixty (60) days after receipt by the Compensation Committee of the petition, the Compensation Committee shall afford the beneficiary (and counsel, if any) an opportunity to present his or her position to the Compensation Committee orally or in writing, and the beneficiary (or counsel) shall have the right to review the pertinent documents. The Compensation Committee shall notify the beneficiary of its decision in writing within the sixty-day period, stating specifically the basis of its decision, written in a manner calculated to be understood by the beneficiary and the specific provisions of the Agreement on which the decision is based. If, because of the need for a hearing, the sixty-day period is not sufficient, the decision may be deferred for up to another sixty-day period at the election of the Compensation Committee, but notice of this deferral shall be given to the beneficiary.

                     Article 7
                     Amendments and Termination

Except for changes required by law or regulation, this Agreement may be amended or terminated only by a written agreement signed by the Company and the Executive.

                     Article 8
                     Miscellaneous

8.1 Binding Effect. This Agreement shall bind the Executive and the Company, and their beneficiaries, survivors, executors, administrators and transferees.

8.2 No Guaranty of Employment. This Agreement is not an employment policy or contract. It does not give the Executive the right to remain an employee of the Company, nor does it interfere with the Company's right to discharge the Executive. It also does not require the Executive to remain an employee nor interfere with the Executive's right to terminate employment at any time.

8.3 Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

8.4 Tax Withholding. The Company shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

8.5 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of Pennsylvania, except to the extent preempted by the laws of the United States of America.

8.6 Unfunded Arrangement. The Executive and beneficiary are general unsecured creditors of the Company for the payment of benefits under this Agreement. The benefits represent the mere promise by the Company to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors. Any insurance on the Executive's life is a general asset of the Company to which the Executive and beneficiary have no preferred or secured claim.

8.7 Five Year Review. The Compensation Committee shall reassess the major provisions of this agreement every fifth plan year that this Agreement is in force. The Compensation Committee is not required to amend this Agreement in any fashion, however a good-faith review of the benefits and conditions provided herein and whether or not they continue to be applicable shall be performed. This five year review shall specifically include a review of the benefits provided herein and whether or not they should be adjusted for inflation.

IN WITNESS WHEREOF, the Executive and a duly authorized Company officer have signed this Agreement.

EXECUTIVE:                                COMPANY:
                                          The First National Bank of Leesport


_______________________                   By  __________________________
(Executive)
                                          Title  _______________________

                 THE FIRST NATIONAL BANK OF LEESPORT
                 DEFERRED FEE AGREEMENT

THIS AGREEMENT is made this ____ day of ____________, 199__ by and between The First National Bank of Leesport, Pennsylvania (the "Company"), and ___________________ (the "Director").

                 INTRODUCTION

To encourage the Director to remain a member of the Company's Board of Directors, the Company is willing to provide to the Director a deferred fee opportunity. The Company will pay the benefits from its general assets.

                 AGREEMENT

The Director and the Company agree as follows:

                 Article 1
                 Definitions

1.1 Definitions. Whenever used in this Agreement, the following words and phrases shall have the meanings specified:

1.1.1 "Change of Control" means the transfer of 51% or more of the Company's outstanding voting common stock followed within thirty-six (36) months by termination of the Director's status as a member of the Company's Board of Directors. For purposes of this Section 1.1.1 only, the term Company shall include First Leesport Bancorp, Inc..

1.1.2 "Code" means the Internal Revenue Code of 1986, as amended. References to a Code section shall be deemed to be to that section as it now exists and to any successor provision.

1.1.3 "Disability" means the Director's inability to perform substantially all normal duties of a director, as determined by the Company's Board of Directors in its sole discretion. As a condition to any benefits, the Company may require the Director to submit to such physical or mental evaluations and tests as the Board of Directors deems appropriate.

1.1.4    "Election Form" means the Form attached as Exhibit 1.

1.1.5    "Fees" means the total directors fees payable to the Director.

1.1.6    "Normal Termination Date" means the Director attaining age 70.

1.1.8 "Termination of Service" means the Director's ceasing to be a member of the Company's Board of Directors for any reason whatsoever.

                  Article 2
                  Deferral Election

2.1 Initial Election. The Director shall make an initial deferral election under this Agreement by filing with the Company a signed Election Form within 30 days after the date of this Agreement. The Election Form shall set forth the amount of Fees to be deferred. The Election Form shall be effective to defer only Fees earned after the date the Election Form is received by the Company.

2.2      Election Changes

2.2.1 Generally. The Director may modify the amount of Fees to be deferred by filing a subsequent signed Election Form with the Company. The modified deferral shall not be effective until the calendar year following the year in which the subsequent Election Form is received by the Company. The Director may not change the form of benefit payment initially elected under Section 2.1.

2.2.2 Hardship. If an unforeseeable financial emergency arising from the death of a family member, divorce, sickness, injury, catastrophe or similar event outside the control of the Director occurs, the Director, by written instructions to the Company may cease deferrals under this Agreement.

                  Article 3
                  Deferral Account

3.1 Establishing and Crediting. The Company shall establish a Deferral Account on its books for the Director, and shall credit to the Deferral Account the following amounts:

3.1.1 Deferrals. The Fees deferred by the Director as of the time the Fees would have otherwise been paid to the Director.

3.1.2 Interest. On each anniversary of the date of this Agreement and immediately prior to the payment of any benefits, interest on the account balance since the preceding credit under this Section 3.1.2, if any, at an annual rate, compounded monthly, equal to 8%.

3.2 Statement of Accounts. The Company shall provide to the Director, within one hundred twenty (120) days after each anniversary of this Agreement, a statement setting forth the Deferral Account balance.

3.3 Accounting Device Only. The Deferral Account is solely a device for measuring amounts to be paid under this Agreement. The Deferral Account is not a trust fund of any kind. The Director is a general unsecured creditor of the Company for the payment of benefits. The benefits represent the mere Company promise to pay such benefits. The Director's rights are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by the Director's creditors.

                  Article 4
                  Lifetime Benefits

4.1 Normal Termination Benefit. If the Director terminates sevice as a Director on or after Normal Termination Date, and for reasons other than death or Disability, the Company shall pay to the Director the benefit described in this Section 4.1.

4.1.1 Amount of Benefit. The benefit under this Section 4.1 is the Deferral Account balance at the Director's Termination of Service.

4.1.2 Payment of Benefit. The Company shall pay the benefit to the Director in 120 equal monthly installments commencing on the first day of the month following the Director's Termination of Service. The Company shall continue to credit interest at the annual rate of 8% on the remaining account balance during any applicable installment period.

4.2 Early Termination Benefit. If the Director terminates service as a director before the Normal Termination Date, and for reasons other than death or Disability, the Company shall pay to the Director the benefit described in this Section 4.2.

4.2.1 Amount of Benefit. The benefit under this Section 4.2 is the Deferral Account balance at the Director's Termination of Service.

4.2.2 Payment of Benefit. The Company shall pay the benefit to the Director in a lump sum within 60 days after the Director's Termination of Service.

4.3 Disability Benefit. If the Director terminates service as a director for Disability prior to the Normal Retirement Date, the Company shall pay to the Director the benefit described in this Section 4.3.

4.3.1 Amount of Benefit. The benefit under this Section 4.3 is the Deferral Account balance at the Director's Termination of Service.

4.3.2 Payment of Benefit. The Company shall pay the benefit to the Director in 120 equal monthly installments commencing on the first day of the month following the Director's Termination of Service. The Company shall continue to credit interest at the annual rate of 8% on the remaining account balance during any applicable installment period.

4.3.3    Death Benefit upon Disability. In addition to the benefit under
Section 4.3.1, the Company shall endorse a portion of the death proceeds of a life insurance policy to Director's Beneficiary in an amount equal to Sixty Seven (67%) of the difference between the Deferral Account Balance specified in Section 4.3.1 and (an amount that varies for each director). In the event no life insurance policy is owned by the Company, the Company shall pay to the Director's beneficiary, within 60 days of the Director s death, a lump sum amount equal to (an amount that varies for each director) less the Deferral Account Balance specified in Section 4.3.1.

4.4 Change of Control Benefit. Upon a Change of Control while the Director is in the active service of the Company, the Company shall pay to the Director the benefit described in this Section 4.4 in lieu of any other benefit under this Agreement.

4.4.1 Amount of Benefit. The benefit under this Section 4.4 is the Deferral Account balance at the date of the Director's Termination of Service.

4.4.2 Payment of Benefit. The Company shall pay the benefit to the Director in 120 equal monthly installments commencing on the first day of the month following the Director's Termination of Service. The Company shall continue to credit interest at the annual rate of 8% on the remaining account balance during any applicable installment period.

4.5 Hardship Distribution. Upon the Company's determination (following petition by the Director) that the Director has suffered an unforeseeable financial emergency as described in Section 2.2.2, the Company shall distribute to the Director all or a portion of the Deferral Account balance as determined by the Company, but in no event shall the distribution be greater than is necessary to relieve the financial hardship.

                  Article 5
                  Death Benefits

5.1 Death During Active Service. If the Director dies while in the active service of the Company, the Company shall pay to the Director's beneficiary the benefit described in this Section 5.1.

5.1.1    Amount of Benefit.  The benefit under Section 5.1 is the greater of:
(1) the Director's Deferral Account balance on the day before the Director's death or (2) (an amount that varies for each director).

5.1.2 Payment of Benefit. The Company shall pay the benefit to the beneficiary in 120 equal monthly installments commencing on the first day of the month following the Director's Death. The Company shall continue to credit interest at the annual rate of 8% on the remaining account balance during any applicable installment period.
5.2 Death During Benefit Period. If the Director dies after benefit payments have commenced under this Agreement but before receiving all such payments, the Company shall pay the remaining benefits to the Director's beneficiary at the same time and in the same amounts they would have been paid to the Director had the Director survived.

                  Article 6
                  Beneficiaries

6.1 Beneficiary Designations. The Director shall designate a beneficiary by filing a written designation with the Company. The Director may revoke or modify the designation at any time by filing a new designation. However, designations will only be effective if signed by the Director and accepted by the Company during the Director's lifetime. The Director's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Director, or if the Director names a spouse as beneficiary and the marriage is subsequently dissolved. If the Director dies without a valid beneficiary designation, all payments shall be made to the Director's surviving spouse, if any, and if none, to the Director's surviving children and the descendants of any deceased child by right of representation, and if no children or descendants survive, to the Director's estate.

6.2 Facility of Payment. If a benefit is payable to a minor, to a person declared incompetent, or to a person incapable of handling the disposition of his or her property, the Company may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incompetent person or incapable person. The Company may require proof of incompetency, minority or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Company from all liability with respect to such benefit.

                  Article 7
                  General Limitations

Notwithstanding any provision of this Agreement to the contrary, the Company shall not pay any benefit under this Agreement that is attributable to the interest earned on such contributions:

7.1 Excess Parachute Payment. To the extent the benefit would be an excess parachute payment under Section 280G of the Code.

7.2 Termination for Cause. If the Company terminates the Director's service as a director for:

7.2.1    Gross negligence or gross neglect of duties;

7.2.2 Commission of a felony or of a gross misdemeanor involving moral turpitude; or

7.2.3 Fraud, disloyalty, dishonesty or willful violation of any law or significant Company policy committed in connection with the Director's service and resulting in an adverse financial effect on the Company.

7.3 Suicide. If the Director commits suicide within two years after the date of this Agreement, or if the Director has made any material misstatement of fact on any application for life insurance purchased by the Company.

                  Article 8
                  Claims and Review Procedures

8.1 Claims Procedure. The Company shall notify the Director's beneficiary in writing, within ninety (90) days of his or her written application for benefits, of his or her eligibility or noneligibility for benefits under the Agreement. If the Company determines that the beneficiary is not eligible for benefits or full benefits, the notice shall set forth (1) the specific reasons for such denial, (2) a specific reference to the provisions of the Agreement on which the denial is based, (3) a description of any additional information or material necessary for the claimant to perfect his or her claim, and a description of why it is needed, and (4) an explanation of the Agreement's claims review procedure and other appropriate information as to the steps to be taken if the beneficiary wishes to have the claim reviewed. If the Company determines that there are special circumstances requiring additional time to make a decision, the Company shall notify the beneficiary of the special circumstances and the date by which a decision is expected to be made, and may extend the time for up to an additional ninety-day period.

8.2 Review Procedure. If the beneficiary is determined by the Company not to be eligible for benefits, or if the beneficiary believes that he or she is entitled to greater or different benefits, the beneficiary shall have the opportunity to have such claim reviewed by the Company by filing a petition for review with the Company within sixty (60) days after receipt of the notice issued by the Company. Said petition shall state the specific reasons which the beneficiary believes entitle him or her to benefits or to greater or different benefits. Within sixty (60) days after receipt by the Company of the petition, the Company shall afford the beneficiary (and counsel, if any) an opportunity to present his or her position to the Company orally or in writing, and the beneficiary (or counsel) shall have the right to review the pertinent documents. The Company shall notify the beneficiary of its decision in writing within the sixty-day period, stating specifically the basis of its decision, written in a manner calculated to be understood by the beneficiary and the specific provisions of the Agreement on which the decision is based. If, because of the need for a hearing, the sixty-day period is not sufficient, the decision may be deferred for up to another sixty-day period at the election of the Company, but notice of this deferral shall be given to the beneficiary.

                  Article 9
                  Amendments and Termination

This Agreement may be amended or terminated only by a written agreement signed by the Company and the Director.

                  Article 10
                  Miscellaneous

10.1 Binding Effect. This Agreement shall bind the Director and the Company, and their beneficiaries, survivors, executors, administrators and transferees.

10.2 No Guaranty of Service. This Agreement is not a contract for services. It does not give the Director the right to remain a director of the Company, nor does it interfere with the shareholders' rights to replace the Director. It also does not require the Director to remain a director nor interfere with the Director's right to terminate services at any time.

10.3 Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

10.4 Tax Withholding. The Company shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

10.5 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of Pennsylvania, except to the extent preempted by the laws of the United States of America.

10.6 Unfunded Arrangement. The Director and beneficiary are general unsecured creditors of the Company for the payment of benefits under this Agreement. The benefits represent the mere promise by the Company to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors. Any insurance on the Director's life is a general asset of the Company to which the Director and beneficiary have no preferred or secured claim.

IN WITNESS WHEREOF, the Director and a duly authorized Company officer have signed this Agreement.

DIRECTOR:                           COMPANY:
                                    The First National Bank of Leesport


_______________________              By  __________________________
(Director)                           Title  _______________________

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



                                        FIRST LEESPORT BANCORP, INC.
                                                    (Registrant)




Dated:  August 13, 1996                   By  John T. Connelly
                                              John T. Connelly
                                              President and
                                              Chief Executive Officer

Dated:  August 13, 1996                  By  Frederick P. Henrich
                                              Frederick P. Henrich
                                              Treasurer and
                                              Chief Accounting Officer

[ARTICLE] 9

[PERIOD-TYPE]                   QTR-2
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               JUN-30-1996
[CASH]                                            4845
[INT-BEARING-DEPOSITS]                              26
[FED-FUNDS-SOLD]                                     0
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                          0
[INVESTMENTS-CARRYING]                               0
[INVESTMENTS-MARKET]                             37164
[LOANS]                                         111641
[ALLOWANCE]                                       1255
[TOTAL-ASSETS]                                  159162
[DEPOSITS]                                      134293
[SHORT-TERM]                                      2221
[LIABILITIES-OTHER]                               1427
[LONG-TERM]                                       5000
[COMMON]                                          6000
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                       10221
[TOTAL-LIABILITIES-AND-EQUITY]                  159162
[INTEREST-LOAN]                                   4893
[INTEREST-INVEST]                                 1137
[INTEREST-OTHER]                                    12
[INTEREST-TOTAL]                                  6042
[INTEREST-DEPOSIT]                                2597
[INTEREST-EXPENSE]                                2673
[INTEREST-INCOME-NET]                             3369
[LOAN-LOSSES]                                      140
[SECURITIES-GAINS]                                   0
[EXPENSE-OTHER]                                   2471
[INCOME-PRETAX]                                   1049
[INCOME-PRE-EXTRAORDINARY]                         790
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                       790
[EPS-PRIMARY]                                      .66
[EPS-DILUTED]                                      .66
[YIELD-ACTUAL]                                    4.64
[LOANS-NON]                                       1025
[LOANS-PAST]                                       364
[LOANS-TROUBLED]                                  1252
[LOANS-PROBLEM]                                      0
[ALLOWANCE-OPEN]                                  1179
[CHARGE-OFFS]                                       98
[RECOVERIES]                                        34
[ALLOWANCE-CLOSE]                                 1255
[ALLOWANCE-DOMESTIC]                                 0
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                           1255