Form 10QSB
period 1996-09-30
FIRST LEESPORT BANCORP INC
filed 1996-11-15
CIK 775662

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

        X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1996, or

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


            Class                           Outstanding at November 1, 1996
Common Stock ($5.00 par value)                      1,191,171 Shares


                    Part I  -  FINANCIAL INFORMATION

                FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
              UNAUDITED, CONSOLIDATED, CONDENSED BALANCE SHEETS
                           (Amounts in thousands)

                                                            Sep.30    Dec. 31
ASSETS                                                        1996       1995
Cash and Due from Banks                                    $ 5,632    $ 4,828
Interest-bearing Balances                                      368        215
      Total Cash and Balances Due from Banks                 6,000      5,043

Federal Funds Sold                                           1,652        601
Securities Available for Sale                               39,159     37,849

Loans, Net of Unearned Income                              111,026    105,271
Less: Allowance for Loan Losses                             (1,258)    (1,179)
      Net Loans                                            109,768    104,092

Bank Premises and Equipment                                  3,295      3,314
Other Real Estate Owned                                        171         69
Other Assets                                                 3,402      1,434
            Total Assets                                   163,447    152,402

LIABILITIES
Demand Deposits, Non-interest Bearing                     $ 18,212   $ 15,791
Demand Deposits, Interest Bearing                           28,419     27,140
NOW, Money Market, and Savings Deposits                     25,579     23,263
Time Deposits, $100,000 and over                             2,477      4,607
Time Deposits                                               65,138     62,637
      Total Deposits                                       139,825    133,438

Federal Funds Purchased                                          0          0
Other Borrowed Funds                                         5,000          0
Long-term Debt                                                   0      1,000
Accrued Interest Payable                                       693        762
Other Liabilities                                            1,362        925
            Total Liabilities                              146,880    136,125

STOCKHOLDERS' EQUITY
Common Stock, $5.00 Par Value per Share; Authorized 2,000,000
      Shares, Issued 1,200,000 Shares.                    $  6,000   $  6,000
Surplus                                                      3,000      3,000
Retained Earnings                                            7,657      6,896
Net Unrealized Appreciation on Securities
      Available for Sale, Net of Taxes                          31        502
Treasury Stock, 8,829 Shares at Cost                          (121)      (121)
            Total Stockholders' Equity                      16,567     16,277

      Total Liabilities and Stockholders' Equity           163,447    152,402

The accompanying notes are an integral part of these condensed financial statements.

                 FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
             UNAUDITED, CONSOLIDATED, CONDENSED STATEMENTS OF INCOME
                (Amounts in thousands, except per share data)
                                            (in thousands)    (in thousands)
                                             Three Months       Nine Months
                                             Ended Sep.30      Ended Sep.30
                                            1996        1995     1996   1995
INTEREST INCOME
Interest & Fees on Loans                $ 2,422    $ 2,356    $ 7,315  $ 6,799
Interest on Federal Funds Sold               27         74         39      124
Interest on Securities:
   Taxable Securities                       443        353      1,255    1,008
   State and Municipal Bonds                152        165        477      493
                                          _____      _____      _____    _____
TOTAL INTEREST INCOME                     3,044      2,948      9,086    8,424

INTEREST EXPENSE
Interest on Deposits                      1,305      1,359      3,902    3,627
Interest on Borrowed Funds                   74         40        150      258
                                          _____      _____      _____    _____
TOTAL INTEREST EXPENSE                    1,379      1,399      4,052    3,885
                                          _____      _____      _____    _____
NET INTEREST INCOME                       1,665      1,549      5,034    4,539
Provision for Loan Losses                    20         35        160      210
   Net Interest Income after              _____      _____      _____    _____
   Provision for Loan Losses              1,645      1,514      4,874    4,329

OTHER INCOME
Customer Service Fees                        74         75        218      208
Other Income                                 55         68        202      180
                                            ___        ___        ___      ___
TOTAL OTHER INCOME                          129        143        420      388
OTHER EXPENSES
Salaries and Benefits                       598        485      1,763    1,613
Occupancy Expense                           110        108        310      300
Furniture and Equipment Expense              70         73        218      199
Computer Services                            71         66        218      197
Federal Deposit Insurance Premiums            1         (8)         2      124
Other Operating Expenses                    388        332      1,198      997
                                          _____      _____      _____    _____
TOTAL OTHER EXPENSES                      1,238      1,056      3,709    3,430
                                          _____      _____      _____    _____
Income Before Income Taxes                  536        601      1,585    1,287
Federal Income Taxes                        136        161        395      298
                                          _____      _____      _____    _____
NET INCOME                                  400        440      1,190      989

PER SHARE DATA
Based on Average Shares Outstanding   1,191,171  1,191,171 1,191,171 1,191,171
   Net Income                              0.34       0.37      1.00       .83
   Dividends                               0.12       0.11       .36       .33

The accompanying notes are an integral part of these condensed financial statements.

              FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
        UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              (Amounts in thousands, except per share data)

                                                            Nine Months Ended
                                                                 Sept. 30,
                                                              1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                 $ 1,190   $    989
Provision for loan losses                                      160        210
Provision for depreciation and amortization                    221        191
Net amortization of security premiums and discounts             (3)       (49)
Loans originated for sale                                   (4,719)    (9,075)
Proceeds from sales of loans                                 4,717      9,053
(Gain) Loss on sales of loans                                   (2)       (22)
(Increase) Decrease in accrued interest receivable
   and other assets                                         (2,070)        20
Increase (Decrease) in accrued interest payable
   and other liabilities                                       368        140
                                                            _______     _____
NET CASH PROVIDED BY OPERATING ACTIVITIES                     (136)     1,479

CASH FLOWS FROM INVESTING ACTIVITIES
Held-to-maturity securities:
   Proceeds from maturities of securities                        0      2,590
   Purchase of securities                                        0     (4,873)
Available-for-sale securities:
   Proceeds from maturities of securities                    6,095        611
   Proceeds from sales of securities                             0      1,175
   Purchase of securities                                   (7,952)    (2,050)
Net (Increase) decrease in federal funds sold               (1,051)         0
Loans made to customers, net of principal collected         (5,755)    (8,083)
Purchases of bank premises and equipment                      (202)       (41)
                                                            _______     _____
NET CASH (USED IN) INVESTING ACTIVITIES                     (8,865)   (10,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                          6,387     15,046
Net increase (decrease) in federal funds purchased               0     (4,198)
Net increase (decrease) in other borrowed funds              5,000     (2,000)
Repayment of long-term debt                                 (1,000)         0
Dividends paid                                                (429)      (393)
                                                            _______     _____
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          9,958      8,455
                                                             _____      _____
Increase (decrease) in cash and cash equivalents               957       (737)
                                                             _____      _____
Cash and cash equivalents:    Beginning                      5,043      5,337
                                                             _____      _____
                              Ending                         6,000      4,600
                                                             _____      _____
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:

Interest paid                                              $ 4,121    $ 3,544
Income taxes paid                                              390        280

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

2. The results of operations for the nine-month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

              MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Financial Condition

The Company's total assets increased by 7.2% between December 31, 1995 and September 30, 1996, growing from $152,402,000 to $163,447,000. Over 50% of that increase resulted from an increase in net loans.

Net loans increased by $5,676,000 or 5.5% between the two dates, growing from $104,092,000 at December 31, 1995 to $109,768,000 at September 30, 1996.
Residential mortgage loans increased by $6,667,000 or 11.6% between the two dates and now amount to $63,974,000, just over 58% of the entire loan portfolio. Commercial loans decreased by $1,161,000 or 3.6% over the same period.

Total cash and balances due from banks increased by 19.0% or $957,000. This total increased from $5,043,000 at December 31, 1995 to $6,000,000 at September 30, 1996. Within this total, interest bearing balances increased by $153,000 or 71.2% from $215,000 to $368,000 between the two dates.

Federal funds sold increased from $601,000 at December 31, 1995 to $1,652,000 at September 30, 1996, an increase of $1,051,000 or 174.9%. Although yields on funds sold were lower than securities or loans, short-term investments were used to hold certain deposit balances accumulated as part of the tax collection process during the third quarter. These deposits left the Bank early in the fourth quarter.

Investment securities increased by $1,310,000 or 3.5% from $37,849,000 at December 31, 1995 to $39,159,000 at September 30, 1996. Agency securities increased by $4,432,000 or 74.4% from $5,957,000 at December 31, 1995 to
$10,389,000 at September 30, 1996. All other security types decreased through maturities and calls.

Bank premises and equipment, including other real estate, increased by $152,000 or 4.6% from $3,314,000 at December 31, 1995 to $3,466,000 at
September 30, 1996. Within this amount, other real estate owned increased by $103,000 or 150.0%.

Other assets increased to $3,402,000 from $1,503,000 between the two dates, an increase of $1,899,000. During the second quarter of 1996, $1,785,000 of this increase was attributed to the purchase of life insurance policies by the Bank. These policies were used to fund a deferred compensation program for selected board members and a supplemental retirement program for selected members of senior management.

Total deposits increased by $6,387,000 between December 31, 1995 and September 30, 1996, growing from $133,438,000 to $139,825,000 respectively. Non-interest bearing demand deposits increased by $2,421,000 or 15.3% while interest bearing demand deposits increased by $1,279,000 or 4.7%.

Savings deposits increased by $2,316,000 or 10.0% growing from $23,263,000 at December 31, 1995 to $25,579,000 at September 30, 1996. Total certificates of deposit increased by only $371,000, with growth in consumer certificates of $2,501,000 exceeding a decrease in jumbo certificates of $2,130,000.

Long-term debt of $1,000,000 outstanding at December 31, 1995 was repaid during the period while an additional $5,000,000 was borrowed for less than one year. The Bank borrowed these additional funds to fund the growth in residential mortgage loans made by the Bank. Both of these borrowings were from the Federal Home Loan Bank of Pittsburgh.

Stockholders' Equity increased by $290,000 or 1.8% between December 31, 1995 and September 30, 1996 as a decrease in the market value of the Bank's investment securities of $471,000 after deferred taxes minimized the increase of $761,000 in retained earnings due to net income.

Results of Operations
Nine Month Periods Ended September 30, 1996 and 1995

Total interest income increased by $662,000 or 7.8% between the nine month periods ended September 30, 1995 and 1996 growing from $8,424,000 to $9,086,000. Within this increase interest and fees on loans and taxable interest on investment securities increased by $763,000 while tax-exempt interest on investment securities and other interest income decreased by $101,000.

Interest and fees on loans increased by $516,000 or 7.6% between the two periods due to an average loan balance that was approximately $8,000,000 higher during the first nine months of 1996 compared to the same period in 1995. The average yield on the portfolio during the periods remained relatively stable, falling slightly from 8.95% for the nine months ended September 30, 1995 to 8.91% for the nine months ended September 30, 1996.

Total interest on investment securities and federal funds sold increased by a total of $146,000 primarily due to increased balances of government agency securities and an improvement in the overall yield on the portfolio of 30 basis points from 5.75% for the period in 1995 to 6.05% for the period in 1996.

Interest expense for the nine month period ended September 30, 1996 was $167,000 or 4.3% higher than that for the nine month period ended September 30, 1995. Although the Bank's cost of funds decreased from 4.47% for the period in 1995 to 4.40% for the period in 1996, the increase in the average deposit balances resulted in the slight increase in interest expense.

Net interest income for the nine months ended September 30 increased to $5,034,000 for 1996 compared with $4,539,000 for 1995, an increase of $495,000 or 10.9%. This, combined with a decrease of $50,000 in the provision for loan losses between the two periods, resulted in an increase in net interest income after the provision of $545,000 or 12.6%. This total amounted to $4,874,000 for the nine month period in 1996 compared with $4,329,000 for the nine month period in 1995.

Total other income increased by $32,000 or 8.3% between the two periods growing from $388,000 in 1995 to $420,000 in 1996. Within this total, customer service fees increased by 4.8% or $10,000. In addition, mortgage banking revenues increased by $7,000 or 11.7% and other income increased by $16,000 or 13.5%.

Total other expenses increased by 8.1% or $279,000 between the two nine-month periods ended September 30, 1996 and 1995. They totalled $3,709,000 and $3,430,000 respectively. Within this total, all categories except insurance on deposits increased.

Occupancy and equipment expenses, together, amounted to $528,000 for the nine months ended September 30, 1996 compared with $499,000 for the period in 1995, an increase of $29,000 or 5.8%.

Insurance on deposits decreased between the two periods by $122,000 or 98.4% as the FDIC premium paid by the Bank was set at the $500 minimum per quarter for 1996 compared with the $124,000 premium in 1995. Current legislation indicates that the cost for deposit insurance moving forward will be approximately 20% of the cost paid when premiums reached their peak during 1995. The Bank estimates that the total premium for next year will be about $50,000.

Computer processing expenses for the nine months ended September 30, 1996 amounted to $218,000, an increase of $21,000 or 10.7% over the $197,000 expense for the same period in 1995. Between these two periods, the Bank began offering two additional computer related products, telephone banking and debit card processing.

Other operating expenses increased by $201,000 or 20.2% between the two periods. Included within this total are increases in the expenses associated with other real estate owned which amounted to $131,000 in 1996 compared with $44,000 in 1995, an increase of $87,000 or 197.7%. Absent this increase, other operating expenses increased by $114,000 or 12.5%. Increases in advertising and marketing costs between the two periods accounted for an additional $30,000 of this total.

Income before taxes increased by $298,000 or 23.2% from $1,287,000 for the nine months ended September 30, 1995 to $1,585,000 for the nine months ended September 30, 1996. Applicable income taxes increased by $97,000 between the two periods with the effective tax rate increasing from 23.2% to 24.9% between the two periods. The effective tax rate takes into consideration the level of tax-exempt interest earned during the periods, and, as a percentage of total income, this amount decreased between the two dates. These factors resulted in an increase in net income of $201,000 or 20.3% between the two periods. Net income grew from $989,000 for the first nine months of 1995 to $1,190,000 for the same period in 1996.

Net income, expressed on a per share basis increased from $.83 per share for the nine months ended September 30, 1995 to $1.00 per share for the nine months ended September 30, 1996. During these time frames, dividends increased from $.33 per share to $.36 per share.

Three Month Periods Ended September 30, 1996 and 1995

Total interest income increased by $96,000 or 3.3% between the quarters ended September 30, 1995 and 1996, growing from $2,948,000 to $3,044,000 respectively. Interest and fees on loans increased by $66,000 or 2.8% between the two periods.

Interest on investment securities and other interest income increased by a total of $30,000.

Interest on deposits decreased by $54,000 or 4.0% between the two three-month periods ended September 30, 1995 and 1996. This decrease reflected consumers desires to remain fairly liquid regarding reinvestment terms. A shift toward lower yielding deposits, for example statement savings, from certificates of deposit contributed toward this decrease.

To fund growth, the Bank borrowed from the Federal Home Loan Bank of Pittsburgh, and this borrowing added to the interest paid on borrowed funds. Interest on borrowed funds increased by 85.0% or $34,000 between the two quarters ended September 30, 1995 and 1996, growing from $40,000 to $74,000 respectively.

Total interest expense decreased by $20,000 or 1.4% between the two periods.

Net interest income increased by $116,000 or 7.5% from $1,549,000 for the quarter ended September 30, 1995 to $1,665,000 for the quarter ended September 30, 1996. The provision for loan losses also decreased between the two quarters, declining from $35,000 in 1995 to $20,000 in 1996. Net interest income after the provision for loan losses increased by $131,000 or 8.7% and amounted to $1,645,000 at September 30, 1996 compared with $1,514,000 at September 30, 1995.

Total other income decreased between the two periods by $14,000 or 9.8%. Other income including income from mortgage banking activities decreased by $13,000, due to a decrease in the number of mortgage loans sold into the secondary market compared with the same period in 1995.

Total other expenses increased by $182,000 or 17.2% between the two quarters ended September 30, 1995 and 1996, growing from $1,056,000 to $1,238,000 respectively. Salaries and wages increased by $113,000 or 23.3%.

Occupancy and equipment expenses, insurance on deposits, and computer processing expenses increased by a total of only $13,000 between the two periods, from $239,000 in 1995 to $252,000 in 1996, an increase of 5.4%. Other operating expenses increased by $56,000 or 16.8% growing from $332,000 to $388,000 between the two periods.

Income before taxes decreased from $601,000 for the third quarter of 1995 to $536,000 for the third quarter of 1996, a decrease of $65,000 or 10.8%. Applicable income taxes also decreased, falling from $161,000 in 1995 to $136,000 in 1996.

Net income for the third quarter of 1996 was $400,000 compared with $440,000 in 1995, a decline of $40,000 or 9.1% between the two periods. Net income per share for the quarter was $.34 for 1996 compared with $.37 for 1995. Dividends paid per share for the quarter were $.12 in 1996 compared with $.11 in 1995.

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

Asset/liability management is intended to provide for adequate liquidity and interest rate sensitivity by matching interest rate-sensitive assets and liabilities and coordinating maturities on assets and liabilities. Approximately 24% of the commercial loan portfolio is sensitive to interest rate changes while 19% of the mortgage portfolio is adjustable. Other loans are written for relatively short terms and, except for the majority of residential mortgage loans, provide for a readjustment of the interest rate at specified times during the term of the loan. In addition, interest rates offered for all types of deposit instruments are reviewed weekly and are established on a basis consistent with funding needs and maintaining a desirable spread between cost and return. The Bank does not utilize repurchase agreements, reverse repurchase agreements, interest rate swaps, or other derivative products in its asset/liability management practices at this time.

The following table shows the repricing periods of interest earning assets and interest bearing liabilities as of September 30, 1996:

                         INTEREST RATE SENSITIVITY
                           (Amounts in thousands)

                                        Repricing Period
                              Within      One Year to      Over
                             One Year      Five Years   Five Years  Total
Assets

Interest-bearing Balances    $    368     $      0     $      0    $    368
Federal Funds Sold              1,652            0            0       1,652
Securities                     12,475       22,417        4,267      39,159
Net Loans                      36,192       21,106       52,470     109,768
                               ______       ______       ______     _______
Total                        $ 50,687     $ 43,523     $ 56,737    $150,947

Liabilities

Total Interest-Bearing
   Deposits                  $ 95,139     $ 26,474     $      0    $121,613
Other Borrowed Funds            5,000            0            0       5,000
                               ______       ______       ______     _______
Total                        $100,139     $ 26,474     $      0    $126,613
                               ______       ______       ______      ______
Rate Sensitivity Gap         $(49,452)    $ 17,049     $ 56,737    $ 24,334
                               ______       ______       ______      ______

Capital Adequacy

The following table provides information about the capital of the Bank as it relates to regulatory minimums as of selected Balance Sheet dates:

                                                            Actual
                                         Regulatory   Sept.30,   Dec. 31,
                                          Minimum       1996       1995
Tier I Capital to Risk-Adjusted Assets      4.00%      16.21%      16.26%

Total Capital to Risk-Adjusted Assets       8.00%      17.45%      17.48%

Leverage Ratio                              3.00%      10.20%      10.34%

          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to Vote of Security Holders

          None

Item 5.   Other Information

          The Board of Directors of First Leesport Bancorp, Inc. at its September 10, 1996 meeting, declared a $.12 per share cash dividend to be paid October 15, 1996 to holders of record on October 1, 1996.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

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



                                        FIRST LEESPORT BANCORP, INC.
                                                    (Registrant)




Dated:  November 15, 1996                 By  John T. Connelly
                                              John T. Connelly
                                              President and
                                              Chief Executive Officer

Dated:  November 15, 1996                By  Frederick P. Henrich
                                              Frederick P. Henrich
                                              Treasurer and
                                              Chief Accounting Officer