Form 10KSB
period 1996-12-31
FIRST LEESPORT BANCORP INC
filed 1997-03-31
CIK 775662

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X]   Annual report under Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended December 31, 1996, or

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

Issuer's revenues for year ended December 31, 1996:  $12,907,000.

As of March 24, 1997, the aggregate market value of the Common
Stock (based upon the average sales price on such date) of the Registrant held by nonaffiliates was $22,327,940.

Number of Shares of Common Stock Outstanding at March 8, 1997:
1,191,171.

Portions of the registrant's definitive Proxy Statement prepared in connection with its Annual Meeting of Stockholders to be held on April 8, 1997 are incorporated in Part III hereof.

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

The Bank.

      The Bank was incorporated under the laws of the United States of America as a national bank in 1909. Since its inception, the Bank has operated as a banking institution doing business in Berks County, Pennsylvania. At December 31, 1996, the Bank had total assets of $162 million, total stockholders' equity of $17 million, and total deposits of $138 million. The Bank currently has the equivalent of 79 full-time employees.

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

      General

            The Company is registered as a bank holding company and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Act of 1956, as amended (the "BHCA"). As a bank holding company, the Company's activities and those of its bank subsidiary are limited to the business of banking and activities closely related or incidental to banking. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board. The Federal Reserve Board has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board, pursuant to such regulations, may require the Company to stand ready to use its resources to provide adequate capital funds to its bank subsidiary during periods of financial stress or adversity.

            The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock, or substantially all of the assets of, any bank, or from merging or consolidating with another bank holding company, without prior approval of the Federal Reserve Board. Additionally, the BHCA prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non-banking business, unless such business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.

            As a Pennsylvania bank holding company for purposes of the Pennsylvania Banking Code, the Company is also subject to regulation and examination by the Pennsylvania Department of Banking.

            The Bank is a national bank and a member of the Federal Reserve System and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the
"FDIC"). The Bank is subject to regulation and examination by the Office of the Comptroller of the Currency (the "OCC"), and to a much lesser extent, the Federal Reserve Board and the FDIC.
The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

      Capital Adequacy Guidelines

            Bank holding companies are required to comply with the Federal Reserve Board's risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity, less certain intangible assets. The remainder ("Tier 2 capital") may consist of certain preferred stock, a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, and a limited amount of the general loan loss allowance. The risk-based capital guidelines are required to take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities.

      In addition to the risk-based capital guidelines, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio of a minimum level of Tier 1 capital (as determined under the risk-based capital guidelines) equal to 3% of average total consolidated assets for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a ratio of at least 1% to 2% above the stated minimum. The Bank is subject to almost identical capital requirements adopted by the OCC.

      Prompt Corrective Action Rules

            The Federal banking agencies have regulations defining the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The applicable Federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well-capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). The Company and the Bank each satisfy the criteria to be classified as "well capitalized" within the meaning of applicable regulations.

      Regulatory Restrictions on Dividends

            The Bank may not, under the National Bank Act, declare a dividend without approval of the Comptroller of the Currency, unless the dividend to be declared by the Bank's Board of Directors does not exceed the total of: (i) the Bank's net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus. In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts. The Federal Reserve Board, the OCC and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends.

            Under these policies and subject to the restrictions applicable to the Bank, the Bank could declare, during 1997, without prior regulatory approval, aggregate dividends of approximately $2.1 million, plus net profits earned to the date of such dividend declaration.

      FDIC Insurance Assessments

            The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group.
The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 1996, the Bank was well capitalized for purposes of calculating insurance assessments.

            The Bank Insurance Fund ("BIF") is presently fully funded at more than the minimum amount required by law. Accordingly, the 1997 BIF assessment rates range from zero for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months.

            While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation ("FICO") bonds. FICO was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the FICO bonds. On September 30, 1996, as part of the omnibus budget act, Congress enacted the Deposit Insurance Funds Act of 1996, which recapitalized the Savings Association Insurance Fund ("SAIF") and provided that commercial banks would be subject to 1/5 of the assessment to which thrifts are subject for FICO bond payments through 1999. Beginning in 2000, commercial banks and thrifts will be subject to the same assessment for FICO bonds. The FICO assessment for the Bank (and all commercial banks) for the first six months of 1997 is $.0065 for each $100 of deposits.

      New Legislation

            The Deposit Insurance Funds Act of 1996 was a part of the larger Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA"). EGRPRA is a lengthy Act that amends many different bank regulatory and consumer protection statutes.
While EGRPRA does not contain any major changes to banking law (except for the FDIC and FICO assessments discussed above), it does contain a number of smaller provisions that are beneficial to the banking industry. In particular, certain routine regulatory application requirements and procedures have been reduced or eliminated, making it easier and less expensive for banks to comply with regulatory requirements. While the changes effected by EGRPRA are welcome, the direct effect on the Company and the Bank are expected to be minimal.

            Proposed legislation is introduced in almost every legislative session that would dramatically affect the regulation of the banking industry. Whether or not such legislation will ever be enacted and what effect it may have on the Company and the Bank cannot be estimated at this time.

      Interstate Banking

            Prior to the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), the BHCA prohibited a bank holding company located in one state from acquiring a bank located in another state, unless such an acquisition by an out-of-state bank holding company was specifically authorized by the law of the state where the bank to be acquired was located. Similarly, interstate branching by a single bank was generally prohibited by the McFadden Act. The Interstate Banking Act permits an adequately capitalized and adequately managed bank holding company to acquire a bank in another state whether or not the law of that other state permits the acquisition, subject to certain deposit concentration caps and approval by the Federal Reserve Board. In addition, beginning on June 1, 1997, under the Interstate Banking Act, a bank can engage in interstate expansion by merging with a bank in another state, unless the other state affirmatively opts out of the legislation before that date. A state may also opt into the legislation earlier than June 1, 1997 if it wishes to do so. The Interstate Banking Act also permits de novo interstate branching as of June 1, 1997, but only if a state affirmatively opts in by adopting appropriate legislation. Pennsylvania, Delaware, Maryland, and New Jersey, as well as other states, adopted "opt in" legislation which allows such transactions prior to the June 1, 1997 federal effective date.

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

      In addition to the Bank, there are 14 other commercial banks, 3 savings associations, and several credit unions that maintain offices in Berks County. Most of the banks and savings and loans in Berks County are larger than the Bank.

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

            Property
            Location                      Address

      1.    Leesport                133-141 North Centre Avenue,
                                    Leesport, Pennsylvania

      2.    Blandon                 Route 222, Maidencreek Township,
                                    Blandon, Pennsylvania

      3.    Wyomissing Hills        2228 State Hill Road,
                                    Wyomissing Hills, Pennsylvania

      4.    Reading                 1210 Rockland Street
                                    Reading, Pennsylvania

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

Item 4.  Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended
December 31, 1996.

                                    PART II

Item 5.  Market For Common Equity and Related Stockholder
Matters.

      As of December 31, 1996, there were 592 record holders of the Company's Common Stock. The market price of the Company's Common Stock for each quarter in 1996 and 1995 and the dividends declared on the Company's Common Stock for each quarter in 1996 and 1995 are set forth below.


Market Value of Common Stock

      The Company's Common Stock is traded in the NASDAQ Small
Capitalization Market under the symbol "FLPB."

      The following table sets forth the high and low bid and asked information of the Company's common stock to the extent available, as reported by NASDAQ.

            1996                                      1995
        Bid        Asked                          Bid         Asked
__________________________                ___________________________
Qtr   High  Low   High  Low               Qtr   High  Low   High  Low
1st  15     14    17.25 16                1st   15.5  15    18    17
2nd  14.75  14.75 16.75 16                2nd   15    15    17    17
3rd  15     14.25 16.5  15.75             3rd   15.25 15    17    17
4th  16.75  14.5  18.5  15.75             4th   15.25 15    16.5  16.5

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

Dividend Information

      Dividends on the Common Stock of First Leesport Bancorp,
Inc. are payable on the 15th of January, April, July, and October.

                     _____________________________________
                              Dividends Declared

                                          1996        1995

                        1st Qtr.          $.12        $.11
                        2nd Qtr.           .12         .11
                        3rd Qtr.           .12         .11
                        4th Qtr.           .13         .12

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

                              FINANCIAL CONDITION

      The Company's total assets increased to $162,023,000 at December 31, 1996. This figure represents an increase of 6.3% or $9,621,000 from the $152,402,000 total at December 31, 1995. The majority of this growth came from the loan portfolio which increased by $5,681,000 accounting for 59.1% of the total growth. Also increasing was the Securities portfolio, which increased by $1,841,000 and accounted for 19.1% of the total growth.

      Cash and due from banks, including interest-bearing deposits with other institutions, amounted to $5,199,000 at the end of 1996 compared with $5,043,000 at the end of 1995, a change of $156,000 or 3.1%. An effort to utilize as much excess funding as possible resulted in this small increase compared with the overall asset growth noted above. This effort resulted in the percentage of average earning assets to total assets remaining stable at 93% from 1995 to 1996. Management is aware of and manages the impact that non-earning assets have on overall performance.

      Securities, all classified as available for sale, increased by $1,841,000 or 4.9% between the two dates, with all of this growth in U.S. Government Agency securities. Maturity and/or call dates on these issues are spread over the next five years. The municipal securities within the portfolio were maintained at or near their 1995 levels. This segment of the portfolio is used to help manage the Company's tax liability throughout the year. The Company continues to invest only in bank-qualified securities and does not own any derivative products at this time.

      Net loans amounted to $109,773,000 at December 31, 1996 compared with $104,092,000 at December 31, 1995, an increase of $5,681,000 or 5.5%. Within this portfolio, residential mortgages continues to provide the bulk of new loans booked. Mortgages, including commercial and construction mortgages, make up approximately 57% of the entire loan portfolio. In addition, the Bank services an additional $19,013,000 in residential mortgages which have been sold to FNMA.

      Commercial loans make up 30.0% of the loan portfolio. They, too, increased during 1996, growing from $32,353,000 at year-end
1995 to $32,915,000 at year-end 1996.

      The allowance for loan losses amounted to $1,105,000 at December 31, 1996, down from $1,179,000 at December 31, 1995. This amount, representing 1.00% of total loans, is somewhat less than the 1.12% of loans at December 31, 1995. Ongoing management action to control and limit the amount of credit risk to which the Bank is exposed reduced the amount of problem loans outstanding at year-end, and the reduction in the allowance as a percentage of total loans reflects this action. Management feels that the balance in the allowance for loan losses is sufficient to meet the credit risk issues outstanding at this time.

      There was very little change in premises and equipment throughout the year. Minor building renovation projects offset the cost of depreciation, and the net increase for the year was only $14,000.

      Other assets increased by $2,082,000, a total of 138.5%, growing from $1,503,000 to $3,585,000 between December 31, 1995 and December 31, 1996, respectively. This category includes the value of life insurance policies purchased by the Bank to fund deferred compensation arrangements with certain board members and senior officers. The cash value of these policies at the end of the year was $1,589,000. Absent this amount, total other assets increased by $489,000.

      Total deposits increased by $4,099,000 or 3.1% from $133,438,000 at December 31, 1995 to $137,537,000 at December 31,
1996. The majority of this growth, $2,953,000 was in interest-bearing deposits. Within the interest-bearing deposit types, certificates of deposit increased by $1,302,000 while demand and savings-types of deposits increased by $1,651,000.

      Non-interest bearing deposits grew from $15,791,000 at December 31, 1995 to $16,937,000 at December 31, 1996, an
increase of $1,146,000 or 7.3%. Time deposits with balances greater than $100,000 continue to represent less than 4% of total deposits.

      Other funding sources, including federal funds purchased and other borrowed funds, increased by $5,700,000 between the two dates, while $1,000,000 of long-term debt was repaid during the year. The net increase in these types of funding was $4,700,000. All outstanding debt at year-end 1996 is due to the Federal Home Loan Bank of Pittsburgh (FHLB) and matures in 1997. The Bank has additional borrowing capacity from the FHLB under a $6,000,000 line of credit which expires in March, 1997.

      Stockholders' Equity increased by $844,000 from $16,277,000 at December 31, 1995 to $17,121,000 at December 31, 1996.
Contributing to this increase was net income of $1,709,000 while a decrease in the net unrealized appreciation on available for sale securities impacted the total by $281,000. These factors, combined with dividends paid by the Bank, resulted in book values per share of $14.37 at December 31, 1996 compared with $13.67 at December 31, 1995, an increase of 5.2%.

      Bank capital remains extremely strong with the Bank's leverage ratio at 10.35% at December 31, 1996 compared with 10.34% at December 31, 1995. Management has targeted this ratio for improvement over the coming year as a high leverage ratio generally results in lower returns on total equity. In addition, the Bank's total risk-based capital ratio at 17.59% as of December 31, 1996 signifies that the Bank can absorb more risk within its asset base.

                             RESULTS OF OPERATIONS

      Net income for 1996 amounted to $1,709,000 compared with $1,452,000 for 1995, an increase of $257,000 or 17.7%. Within this total, net interest income after the provision for loan losses increased from $6,012,000 for 1995 to $6,666,000 for 1996, an increase of $654,000 or 10.9%.

      Contributing to this increase, total interest income grew by $806,000 from $11,534,000 to $12,340,000. Interest and fees on loans contributed $622,000 to this increase while total interest on securities increased by $266,000. Increased volumes of loans and investment securities are credited with this increase as the actual yield on earning assets increased by only .02% from 8.20% for the year ended December 31, 1995 to 8.22% for the year ended December 31, 1996.

      The general overall flattening of interest rates throughout the year combined with an extremely competitive marketplace contributed to this factor.

      Interest expense, including interest on borrowed funds, increased by $212,000 from $5,252,000 for the year ended
December 31, 1995 to $5,464,000 for the year ended December 31,
1996. This 4.0% increase resulted from increased volumes as well, since the Company's overall cost of funds actually decreased from 4.51% to 4.42% between the two periods.

      The provision for loan losses in 1996 was $210,000 compared with $270,000 for 1995. This reduction in the provision, combined with loan growth and collection activities, resulted in a decrease in the percentage of the allowance compared with total loans.

      Total other income increased by $108,000 or 23.5% from $459,000 for 1995 to $567,000 for 1996. Included within this total is income from mortgage banking activities which remained relatively stable between the two years, while customer service fees increased by $26,000, or 9.1%. Also within this total, other income increased, growing from $135,000 for the year in 1995 to $182,000 for the year in 1996, an increase of $47,000. Of this increase, $16,000 came from increased fees for preparing loan documentation.

      Total other expenses increased by 8.9% or $409,000 from $4,602,000 for the year ended December 31, 1995 to $5,011,000 for the year ended December 31, 1996.

      Contributing to this increase, salaries and benefits increased by $167,000 or 7.5% growing from $2,239,000 to $2,406,000 between 1995 and 1996, respectively.

      Net occupancy expense and depreciation of furniture and equipment combined, increased by $38,000 or 5.6% from $677,000 in 1995 to $715,000 in 1996. There were no major building expansions or equipment replacements during the year.

      FDIC Insurance premiums on deposit accounts decreased by $135,000 to $2,000 due to a decrease in insurance premiums resulting from the recapitalization of the Bank Insurance Fund. This cost, included in other expenses, is expected to increase to approximately $20,000 in 1997 as the rate is increased to $.0129 per $100 of deposits from the statutory minimum assessed in 1996.

      Other real estate expenses increased dramatically from $39,000 in 1995 to $161,000 in 1996 as a number of properties were disposed of during the year. This action, combined with the activity in the allowance for loan losses account, helped to strengthen the loan portfolio as the problem credits were removed from the Bank's books.

      Advertising and marketing expenses increased from $180,000 to $263,000 between the two periods, an increase of $83,000 or 46.1% as the Bank increased its promotional efforts.

      Income before federal income taxes increased from $1,869,000 in 1995 to $2,222,000 in 1996, an increase of $353,000. This, combined with an increase in income taxes from $417,000 in 1995 to $513,000 in 1996, resulted in net income of $1,709,000 in 1996 compared with $1,452,000 in 1995. The effective tax rate for the two years was 23.1% and 22.3%, respectively. The tax rate is substantially below the statutory tax rate of 34% principally because of tax-exempt income from loans and securities.

      Net income, expressed on a per share basis, amounted to $1.43 per share in 1996 compared with $1.22 per share in 1995.
As a result of the strong earnings, the board of directors increased the quarterly dividend amount from $0.12 per share to $0.13 per share during the fourth quarter of 1996. The dividend payable on January 15, 1997 will reflect that 8.3% increase. As a percentage of net income, the dividend payout ratio at 1996 was 34.2% compared with 36.9% at 1995.

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

      Approximately 36% of the total loan portfolio is subject to rate changes within one year. In addition, over 20% of the securities portfolio is scheduled to reprice within one year. Offsetting these rate sensitive assets are deposits repricing within one year. At the present time, the Bank's one-year gap is negative and signifies a decrease in net interest income in a rising rate environment. Throughout the year, the Bank attempts to structure its rate sensitivity position to minimize the risk to earnings in changing rate environments.

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

                               CAPITAL ADEQUACY

      Federal bank regulatory agencies have established certain capital-related criteria that must be met by banks and bank holding companies. The measurements, which incorporate the varying degrees of risk contained within the Bank's Balance Sheet and the exposure to off-balance sheet commitments, were established to provide a framework for comparing different institutions because of each institution's concentration of resources. See Note 12 to the financial statements for a discussion of regulatory capital requirements.

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

                   ANALYSIS OF CHANGES IN INTEREST INCOME(1)

                                                 1996 vs. 1995                         1995 vs. 1994
                                          Increase (Decrease) Due To:           Increase (Decrease) Due To:
                                         -----------------------------         -----------------------------
                                          Volume      Rate       Net            Volume      Rate       Net
                                          ------      ----       ---            ------      ----       ---
Interest Earning Assets:
  Investments                             $  195     $   71     $  266          $   49     $  180     $  299

  Fed Funds Sold and interest
    Bearing Bank Balances                    (75)        (7)       (82)             -          -          -

  Loans                                      745       (123)       622           1,101         81      1,182
                                          ------     ------     ------          ------     ------     ------
    Net Change in Interest Income            865        (59)       806           1,150        261      1,411
                                          ------     ------     ------          ------     ------     ------

Interest Bearing Liabilities:
  Deposits                                   314        (56)       258             707        481      1,188

  Other Borrowed Funds                       (20)       (26)       (46)            142         11        153
                                          ------     ------     ------          ------     ------     ------
    Net Change in Interest Expense           294        (82)       212             849        492      1,341
                                          ------     ------     ------          ------     ------     ------
    Increase (Decrease) in Net
      Interest Income                     $  571     $   23     $  594          $  301     $ (231)    $   70
                                          ======     ======     ======          ======     ======     ======

_________________

(1) The change in interest income and interest expense attributable to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. Loan fees have been included in the change in interest income totals presented. Nonaccrual loans have been included in average loan balances.

Risk Elements

      The following table presents a summary of nonperforming loans and renegotiated loans for 1996 and 1995.

                              NONPERFORMING LOANS
                                (In Thousands)

                                             As of December 31,
                                           1996             1995

Nonaccrual loans
      Real Estate                         $  253           $  110
      Consumer                                 4                6
      Commercial                             517              820
         Total                            $  774           $  936
                                          ======           ======

Loans past due 90 days or more
      and still accruing interest
      Real Estate                         $  213           $  260
      Consumer                               103               74
      Commercial                               1                0
            Total loans past due
            90 days or more               $  317           $  334
                                          ======           ======

Troubled debt restructurings
      Real Estate                         $    0           $    0
      Consumer                                 0                0
      Commercial                           1,246            1,404
            Total troubled debt
            restructurings                $1,246           $1,404
                                          ======           ======

Amount of interest on loans which
      would have been recorded at
      original rates                      $   90           $   83

Amount of interest which was
      reflected in income                      0                2

Interest income not recognized on
      total nonaccrual loans              $   90           $   81
                                          ======           ======

      The Bank generally places a loan on non-accrual after the loan is more than 90 days past due.

Allowance for Loan Losses

      The following tables set forth an analysis of the Company's allowance for loan losses for 1996 and 1995 and the allocation of the allowance.

                   Analysis of the Allowance for Loan Losses
                         (In Thousands Except Ratios)

                                             December 31,
                                         1996             1995

Balance, Beginning of Year           $  1,179          $  1,124
  Charge-Offs
      Commercial                          249               112
      Real estate                           0                29
      Consumer                             95               188
            Total                         344               329

  Recoveries
      Commercial                           17                37
      Real estate                           0                 0
      Consumer                             43                77
            Total                          60               114

Net Charge-Offs                           284               215

Provision Charged to Operations           210               270

Balance, End of Year                 $  1,105          $  1,179
                                     ========          ========

Average Loans, Net                   $108,796          $101,352
                                     ========          ========
Ratio of Net Charge-Offs to
  Average Loans                          0.26%             0.21%

Ratio of Allowance Balance to
  Loans, End of Year                     1.00%             1.12%

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

      The following table details the allocation of the allowance for loan losses to the various categories. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future credit losses may occur. The total allowance is available to absorb losses from any segment of loans.

                    Allocation of Allowance for Loan Losses
                                (In Thousands)

                                        December 31,
                                1996                     1995
                              Percent of Loans           Percent of Loans
                                in Category to             in Category to
                     Amount      Total Loans     Amount     Total Loans
Commercial          $  198          29.7%        $  177         30.7%
Real Estate            107          56.0%            99         54.5%
Consumer               178          14.3%           161         14.8%
Total Allocated        483           100%           437          100%
Unallocated            622            --            742           --
TOTAL               $1,105           100%        $1,179          100%
                    ======         ======        ======        ======

Loan Maturities

      The rate at which outstanding loans of the Bank at December 31, 1996 are maturing by major category is indicated by the table below.

                        Maturities of Outstanding Loans
                                (In Thousands)

                           Within     After One       After
                            One       But Within      Five
                            Year      Five Years      Years        Total
Real Estate               $ 7,663      $ 9,026       $45,518     $ 62,207
Consumer                    4,279        7,878         3,599       15,756
Commercial                 16,893       14,573         1,449       32,915

      Total               $28,835      $31,477       $50,566     $110,878
                          =======      =======       =======     ========

Excluding the loans maturing within one year listed above, $10,941,000 or 9.9% of the loan portfolio is sensitive to interest rate changes.

Maturity of Certificates of Deposit of $100,000 or More

      The following table sets forth the amounts of the Bank's certificates of deposit of $100,000 or more by maturity date.

                                         December 31, 1996
                                          (In Thousands)

Three Months or Less                           $2,680

Over Three Through Six Months                     631

Over Six Through Twelve Months                    612

Over Twelve Months                                639

     TOTAL                                     $4,562
                                               ======

Securities Portfolio Maturities and Yields

      The following table sets forth information about the maturities and weighted average yield on the Company's securities portfolio. Floating rate, immediately repriceable items are included in the first column, and yields are not reported on a tax equivalent basis.

                                            December 31, 1996
                                              (In Thousands)
                             Due in    After 1   After 5
                             1 Year    Year to   Years to   After
                             or Less   5 Years   10 Years   10 Years   Total

                             ________________________________________________
Obligations of the U.S.     $6,234    $8,967     $6,328     $5,260   $26,789
  Treasury and other U.S.     7.18%     6.42%      6.58%      7.19%    6.78%
  Government Agencies and
  Corporations
                             ________________________________________________
State and Municipal         $1,892    $7,531     $  621     $  860   $10,914
Obligations                   5.92%     5.21%      6.39%      7.05%     5.54%

                             ________________________________________________
Other Securities            $    0    $  721     $  382     $  893   $ 1,987
                                 0%     7.20%      7.30%      6.25%     6.79%
                             ________________________________________________

Securities Portfolio

      The following table sets forth the book value of the Company's investment securities at its last two fiscal year ends:


                                        As of December 31,
                                        1996          1995
                                          (In Thousands)

U.S. Treasuries                       $10,205       $12,066
U.S. Government Agencies               16,584        11,821
State and Political Subdivisions       10,914        11,807
Other Investments and Equity
  Securities                            1,987         2,155
                                      $39,690       $37,849
                                      =======       =======

      For purposes of the above table, all securities are classified as available for sale and are reflected at fair value.

                     Average Balances, Rates and Net Yield

      The following table sets forth the average daily balances of major categories of interest earning assets and interest bearing liabilities, the average rate paid thereon, and the net interest margin for each of the periods indicated.

                                    For the Year Ended        For the Year Ended
                                     December 31, 1996        December 31, 1995
                                               (in thousands, except rates)
                                         Interest                       Interest
                               Average    Income/   Average   Average   Income/    Average
                               Balance    Expense     Rate    Balance    Expense     Rate
U.S. Gov't Securities          $ 10,766   $   623    5.79%    $ 12,133   $   680     5.60%
U.S. Gov't Agencies               9,006       647    7.19%       9,057       586     6.47%
Municipal Obligations*           11,417       630    5.52%      11,382       654     5.75%
Other Investments                 7,242       484    6.55%       2,782       198     7.12%
  Investments                    38,431     2,384    6.18%      35,354     2,118     5.99%

Interest-bearing deposits
  and federal funds sold            939        42    4.47%       2,288       124     5.42%

Real Estate Loans                62,425     5,503    8.82%      56,396     4,992    8.85%
Consumer Loans                   15,632     1,528    9.77%      15,347     1,436    9.36%
Commercial Loans                 31,981     2,883    9.01%      30,754     2,864    9.31%
  Total Loans                  $110,038     9,914    8.95%     102,497     9,292    9.07%

Earning Assets                 $149,408   $12,340    8.26%    $140,139   $11,534    8.23%
                               ========   =======             ========   =======

Money Market Accounts          $ 27,709   $   736    2.66%    $ 26,723  $   735     2.75%
Savings Deposit                  24,719       526    2.13%      24,185      597     2.47%
Time Deposits                    66,969     3,971    5.93%      60,847    3,642     5.98%
Interest-bearing Deposits      $119,397   $ 5,232    4.40%     111,755    4,974     4.45%
Other Borrowed Funds              4,268       232    5.44%       4,624      278     6.06%
Interest-bearing
  Liabilities                  $123,665   $ 5,464    4.42%    $116,379  $ 5,252     4.52%
                               ========   =======             ========  =======
Noninterest-bearing
  Deposits                     $ 16,896                       $ 15,167

NET INTEREST MARGIN                       $ 6,876    4.60%              $ 6,282     4.44%
                                          =======                       =======

___________________
* Rates on Municipal Obligations are not reported on a tax-equivalent basis.

Dividends and Stockholders' Equity

      The Company increased its dividends in 1996 to $0.49 per share from $0.45 per share in 1995. Despite the increase in the dividends paid from 1995 to 1996, the Company's dividend payout ratio decreased from 36.9% in 1995 to 34.2% in 1996 due to the increase in the Company's net income. The Company's ratio of average shareholders' equity to average assets for the year ended December 31, 1996 was 10.4%.

                                Year ended December 31
                                  1996          1995

Return on assets                  1.08%          .99%
Return on equity                 10.36%         9.41%
Dividend payment ratio           34.17%        36.91%
Equity to assets ratio           10.42%        10.52%

Item 7.  Financial Statements.

                         INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
First Leesport Bancorp, Inc.
Leesport, Pennsylvania


      We have audited the accompanying consolidated balance sheets of First Leesport Bancorp, Inc. and its wholly-owned subsidiary, The First National Bank of Leesport, as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Leesport Bancorp, Inc. and its wholly-owned subsidiary, The First National Bank of Leesport, as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                    BEARD & COMPANY, INC.



Reading, Pennsylvania
January 10, 1997

December 31,                                     1996        1995
                                                   (In Thousands)
     ASSETS

Cash and due from banks                          $  5,087   $  4,828
Interest-bearing deposits in other banks              112        215

          Total cash and cash equivalents           5,199      5,043

Federal funds sold                                    448        601
Securities available for sale                      39,690     37,849
Loans, net of allowance for loan losses
     1996 $1,105; 1995 $1,179                     109,773    104,092
Bank premises and equipment, net                    3,328      3,314
Accrued interest receivable and other assets        3,585      1,503

          Total assets                           $162,023   $152,402
                                                 ========   ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits:
       Non-interest bearing                      $ 16,937   $ 15,791
       Interest bearing                           120,600    117,647

          Total deposits                          137,537    133,438

     Other borrowed funds                           5,700          -
     Long-term debt                                     -      1,000
     Accrued interest payable and other
          liabilities                               1,665      1,687

          Total liabilities                       144,902    136,125

STOCKHOLDERS' EQUITY
     Common stock, par value $5 per share;
          authorized 2,000,000 shares; issued
          1,200,000 shares                          6,000      6,000
     Surplus                                        3,000      3,000
     Retained earnings                              8,021      6,896
     Net unrealized appreciation
          on securities
          available for sale, net of taxes            221        502
     Treasury stock, at cost 8,829 shares            (121)      (121)

          Total stockholders' equity               17,121     16,277

          Total liabilities and stockholders'
          equity                                 $162,023   $152,402

                                                 ========   ========
See Notes to Consolidated Financial Statements.


Years Ended December 31,                  1996       1995       1994
                                             (In Thousands, Except
                                               Per Share Amounts)
Interest income:
   Loans receivable, including fees   $ 9,914     $  9,292   $  8,110
   Securities:
     Taxable                            1,754        1,464      1,205
     Tax-exempt                           630          654        654
   Other                                   42          124        154

          Total interest income        12,340       11,534     10,123

Interest expense:
   Deposits                             5,232        4,974      3,786
   Borrowings                             232          278        125

          Total interest expense        5,464        5,252      3,911

          Net interest income           6,876        6,282      6,212

Provision for loan losses                 210          270        168

          Net interest income after
           provision for loan losses    6,666        6,012      6,044

Other income:
   Customer service fees                  311          285        253
   Mortgage banking activities             74           73         46
   Other income                           182          135         91
   Net realized loss on sale of
     securities                             -          (34)         -

          Total other income              567          459        390

Other expenses:
   Salaries and employee benefits       2,406        2,239      2,305
   Occupancy                              424          411        329
   Equipment                              291          266        250
   Computer services                      289          270        242
   Taxes other than income                151          147        130
   Foreclosed real estate                 161           39         56
   Marketing and advertising              263          180        172
   Other operating expenses             1,026        1,050      1,159

          Total other expenses          5,011        4,602      4,643

          Income before income taxes    2,222        1,869      1,791

Federal income taxes                      513          417        375

          Net income                  $ 1,709     $  1,452   $  1,416
                                      =======     ========   ========

Net income per share of common stock  $  1.43     $   1.22   $   1.19
                                      =======     ========   ========
See Notes to Consolidated Financial Statements.

Years Ended December 31, 1996, 1995 and 1994
                                                              Net Unrealized
                                                               Appreciation
                                                              (Depreciation)
                                                               On Securities
                                 Common              Retained    Available  Treasury
                                  Stock    Surplus   Earnings     For Sale   Stock

                                                  (In Thousands)
Balance, December 31, 1993       $ 6,000   $    10    $ 8,054     $    -     $ (121)
  Adjustment to beginning balance
    for change in accounting
    method, net of taxes              -          -          -        361         -
  Net income                          -          -      1,416          -         -
  Cash dividends, $.42 per share      -          -       (500)         -         -
  Transfer of retained earnings
    to surplus                        -      2,990     (2,990)         -         -
  Net change in unrealized
    appreciation (depreciation)
    on securities available for
    sale, net of taxes                -          -          -       (619)        -

Balance, December 31, 1994        6,000      3,000      5,980       (258)     (121)
  Net income                          -          -      1,452          -         -
  Cash dividends, $.45 per share      -          -       (536)         -         -
  Net change in unrealized
    appreciation (depreciation)
    on securities available for
    sale, net of taxes                -          -          -        760         -

Balance, December 31, 1995        6,000      3,000      6,896        502      (121)

  Net income                          -          -      1,709          -         -
  Cash dividends, $.49 per share      -          -      ( 584)         -         -
  Net change in unrealized
    appreciation (depreciation)
    on securities available for
    sale, net of taxes               -           -           -      (281)         -

Balance, December 31, 1996       $6,000     $3,000      $8,021    $  221    $  (121)

See Notes to Consolidated Financial Statements.

Years Ended December 31,                                 1996     1995      1994
                                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                          $ 1,709  $ 1,452   $ 1,416
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Provision for loan losses                             210      270       168
     Provision for depreciation and amortization           295      268       250
     Net amortization (accretion) of investment
       security premiums and discounts                     (18)      61        32
     Net Cash provided by loans held for sale               36       53        30
     Gain on sale of securities and loans                  (36)     (19)      (30)
     Increase in accrued interest receivable
       and other assets                                   (151)     (149)     (83)
     Increase (decrease) in accrued interest
       payable and other liabilities                       (34)      315      160

          Net cash provided by operating activities      2,011     2,251    1,943

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of securities available for sale      -     2,579        -
   Proceeds from principal repayments and maturities
     of securities available for sale                    7,404     1,697    1,073
   Proceeds from principal repayments and maturities
     of securities held to maturity                          -     3,324    5,260
   Purchase of securities available for sale            (9,654)   (3,173)  (5,029)
   Purchase of securities held to maturity                   -    (6,975)  (7,613)
   Purchase of life insurance                           (1,785)        -        -
   Net (increase) decrease in federal funds sold           153      (601)   5,123
   Loans made to customers, net of principal collected  (5,891)   (7,299) (11,199)
   Purchases of bank premises and equipment               (309)     (105)  (1,596)

          Net cash used in investing activities        (10,082)  (10,553) (13,981)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                              4,099    16,025    5,587
   Net increase (decrease) in federal funds purchased        -    (5,493)   5,493
   Proceeds (repayment) of other borrowed funds          5,700    (2,000)   2,000
   Repayment of long-term debt                          (1,000)        -        -
   Dividends paid                                         (572)     (524)    (488)

          Net cash provided by financing activities      8,227     8,008   12,592

          Increase (decrease) in cash and cash
            equivalents                                    156      (294)     554

Cash and cash equivalents:
   January 1                                             5,043     5,337    4,783

   December 31                                         $ 5,199  $  5,043   $5,337
                                                       =======  ========   ======
Cash payments for:
   Interest                                            $ 5,423  $  5,071   $3,878
                                                       =======  ========   ======

   Income taxes                                        $   530  $    415   $  348
                                                       =======  ========   ======
See Notes to Consolidated Financial Statements.

1.    SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:

      The consolidated financial statements include the accounts of First Leesport Bancorp, Inc. ("the Company"), a bank holding company, and its wholly-owned subsidiary, The First National Bank of Leesport ("the Bank"). All significant intercompany accounts and transactions have been eliminated.

Nature of operations:

      The Bank operates under a national bank charter and provides full banking services. As a national bank, the Bank is subject to regulation by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The bank holding company is subject to regulation by the Federal Reserve Bank. The area served by the Bank is principally Berks County, Pennsylvania.

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

Securities:

      The Financial Accounting Standards Board (FASB) issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in May 1993. The Bank adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. The January 1, 1994 balance of stockholders' equity was increased by $361,000 (net of $186,000 in deferred income taxes) to reflect the net unrealized appreciation on securities classified as available for sale previously carried at amortized cost. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

      Securities classified as available for sale are those securities that the Bank intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.
      Securities available for sale are carried at fair value. Unrealized appreciation or depreciation is reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using a method which approximates the interest method over the period to maturity.

Loans receivable:

      Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are stated at their outstanding unpaid principal balances, net of any deferred fees or costs on originated loans or unamortized premiums or discounts on purchased loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans.

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

      The allowance for loan losses related to impaired loans that are identified for evaluation is based on discounted cash flows using the loan's initial effective interest rate or the fair value, less selling costs, of the collateral for certain collateral dependent loans. By the time a loan becomes probable of foreclosure, it has been charged down to fair value, less estimated costs to sell.

      The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

Loans held for sale:

      Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value. All sales are made without recourse.
      There were no loans held for sale at December 31, 1996 and 1995.

Foreclosed real estate:

      Foreclosed assets, which are recorded in other assets, include properties acquired through foreclosure or in full or partial satisfaction of the related loan.

      Foreclosed assets are initially recorded at fair value, net of estimated selling costs, at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value, less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in foreclosed real estate expenses.

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

Advertising:

      Advertising costs are expensed as incurred.

Net income per share:

      Net income per share of common stock has been computed on the basis of the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding was 1,191,171 in 1996, 1995 and 1994, respectively.

2.    RESTRICTIONS ON CASH AND DUE FROM BANK BALANCES

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. At December 31, 1996 and 1995, the total of these reserve balances approximated $702,000 and $599,000, respectively.

3.    SECURITIES

The amortized cost of available for sale securities and their approximate fair values at December 31 were as follows:

                                                       Gross        Gross
                                         Amortized   Unrealized   Unrealized   Fair
December 31, 1996                           Cost       Gains       Losses     Value
                                                          (In Thousands)
  U.S. Treasury securities                $10,186      $ 65        $  (46)    $10,205
  U.S. Government agencies                 11,998        58           (95)     11,961
  Mortgage-backed securities                4,510       123           (10)      4,623
  Obligations of state and
    political subdivisions                 10,698       223            (7)     10,914
  Corporate securities                      1,070        24             -       1,094
  Equity securities                           893         -             -         893

                                          $39,355      $493         $(158)    $39,690
                                          =======      ====          ====     =======

December 31, 1995

     U.S. Treasury securities            $ 11,894     $    196    $    (24)  $12,066
     U.S. Government agencies               5,957          101          (3)    6,055
     Mortgage-backed securities             5,642          133          (9)    5,766
     Obligations of state and
       political subdivisions              11,473          343          (9)   11,807
     Corporate securities                   1,246           39          (6)    1,279
     Equity securities                        876            -           -       876

                                         $ 37,088     $    812    $    (51)  $37,849
                                         ========     ========    ========   =======

Equity securities are comprised of stock in the Federal Reserve
Bank, the Federal Home Loan Bank, and Atlantic Central Bankers'
Bank.

In December 1995, the Bank reevaluated the appropriateness of all securities held and transferred $22,846,000 of securities from securities held to maturity to securities available for sale in accordance with the Guide to Implementation of Statement No. 115 issued by the FASB. The securities were transferred at their fair value on the date of transfer which was $266,000 greater than the amortized cost of the securities. The transfer represented the Bank's entire securities held to maturity portfolio at the date of transfer.

The amortized cost and fair value of securities as of December 31, 1996, by contractual maturity, are shown below.
Expected maturities may differ from contractual maturities because the securities may be called or prepaid without penalty.

                                           Amortized       Fair
                                              Cost        Value
                                               (In Thousands)

Due in one year or less                     $ 8,119      $ 8,126
Due after one year through five years        22,185       22,315
Due after five years through ten years        2,361        2,389
Due after ten years                           1,287        1,344
Mortgage-backed securities                    4,510        4,623
Equity securities                               893          893

                                            $39,355      $39,690
                                            =======      =======

Securities with an amortized cost of $2,197,000 and $1,757,000 at December 31, 1996 and 1995 respectively were pledged to secure public deposits and for other purposes as required or permitted by law.

Gross gains of $4,000 and gross losses of $38,000 were realized on sales of securities available for sale in 1995. There were no sales of securities in 1996 and 1994.

4.    LOANS RECEIVABLE

The components of loans receivable at December 31, 1996 and 1995 were as follows:

                                              1996       1995
                                               (In Thousands)

Commercial                                  $32,915     $ 32,353
Real estate construction                      1,439          583
Commercial real estate                        3,075        3,540
Residential real estate                      57,693       53,183
Credit card                                     667          576
Consumer                                     15,089       15,036
                                            110,878      105,271

Allowance for loan losses                    (1,105)      (1,179)

                                           $109,773     $104,092
                                           ========     ========

Changes in the allowance for loan losses were as follows:

                                        Years Ended December 31,
                                      1996       1995        1994
                                            (In Thousands)
Balance, beginning                  $ 1,179     $ 1,124     $ 1,092
Provision for loan losses               210         270         168
Loans charged off                      (344)       (329)       (205)
Recoveries                               60         114          69

Balance, ending                     $ 1,105     $ 1,179     $ 1,124
                                    =======     =======     =======

      The recorded investment in impaired loans, not requiring an allowance for loan losses, was $-0- and $33,000 at December 31, 1996 and 1995 respectively. The recorded investment in impaired loans requiring an allowance for loan losses was $517,000 and $772,000 at December 31, 1996 and 1995 respectively. At
December 31, 1996 and 1995, the related allowance for loan losses associated with those loans was $171,000 and $200,000 respectively. For the years ended December 31, 1996 and 1995, the average recorded investment in these impaired loans was $726,000 and $888,000 respectively, and the interest income recognized on impaired loans was $2,000 and $-0- respectively.

5.    LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of these loans as of December 31, 1996 and 1995 was $19,013,000 and $13,500,000 respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing and included in other liabilities were approximately $100,000 and $62,000 at December 31, 1996 and 1995 respectively. Mortgage servicing rights were not capitalized in 1996 because they were not material.

6.    BANK PREMISES AND EQUIPMENT

Components of bank premises and equipment were as follows:

                                               December 31,
                                             1996       1995
                                              (In Thousands)

Land and land improvements                 $  706     $   706
Bank buildings                              3,590       3,376
Bank furniture and equipment                2,017       1,924
                                            6,313       6,006
Less accumulated depreciation               2,985       2,692

                                           $3,328     $ 3,314
                                           ======     =======

Certain bank facilities and equipment are leased under various operating leases. Rental expense for these leases was $55,000 and $65,000 respectively for the years ended December 31, 1996 and 1995. Future minimum rental commitments under noncancellable leases are as follows (in thousands):

               1997                   $  46
               1998                      37
               1999                      17

                                      $ 100
                                      =====

7.    DEPOSITS

The components of deposits at December 31, 1996 and 1995 were as follows:

                                         1996            1995
                                           (In Thousands)

Demand, non-interest bearing         $ 16,937          $ 15,791
Demand, interest-bearing               28,004            27,140
Savings                                24,050            23,263
Time, $100,000 and over                 4,562             4,607
Time, other                            63,984            62,637

                                     $137,537          $133,438
                                     ========          ========

At December 31, 1996, the scheduled maturities of time deposits are as follows (in thousands):

1997                                                    $42,113
1998                                                     12,308
1999                                                      6,558
2000                                                      5,942
2001                                                      1,625

                                                        $68,546
                                                        =======

8.    BORROWINGS

The Bank has a line of credit commitment from the Federal Home
Loan Bank (FHLB) for borrowings up to $6,000,000 which expires
March 25, 1997. No amounts were outstanding under this line at December 31, 1996 and 1995.

Long-term debt at December 31, 1995 consisted of an advance from the FHLB bearing interest at 4.82% and which matured February 16, 1996.

Other borrowed funds at December 31, 1996 consisted of short-term borrowings from the FHLB under a line of credit arrangement which mature in 1997, bearing interest at approximately 5.43%. The borrowings are collateralized by certain qualifying assets of the Bank.

9.    EMPLOYEE BENEFITS

The Bank has a noncontributory defined benefit pension plan covering all employees who meet the eligibility requirements. To be eligible, an employee must have completed 1,000 hours of service in the first 12 months of employment or in any like period thereafter. The Plan provides benefits based on years of service and the employee's highest five-year average of compensation. Benefits are subject to certain reductions if the employee retires before reaching age 65. The Bank's funding policy is to make the minimum annual contribution that is required by applicable regulations, plus such amounts as the Bank may determine to be appropriate from time to time.

Net pension cost for this plan consisted of the following components:

                                       Years Ended December 31,
                                        1996       1995       1994
                                             (In Thousands)
Service cost (benefits earned)        $   96     $  101     $   93
Interest cost on projected benefit
  obligation                             112        113         91
Actual return on plan assets            (151)      (212)        29
Net amortization and deferral             15        104       (141)

                                      $   72     $  106     $   72
                                      ======     ======     ======

The following table sets forth the Plan's funded status and amounts recognized in the accompanying balance sheets:

                                                      December 31,
                                                    1996        1995
                                                     (In Thousands)
Actuarial present value of benefit obligations:
   Vested benefits                               $ (1,012)  $ (1,161)
                                                 ========   ========

   Accumulated benefits                          $ (1,034)  $ (1,183)
                                                 ========   ========

   Projected benefits                            $ (1,440)  $ (1,610)
Plan assets at fair value, principally
  mutual funds                                      1,512      1,541

Plan assets in excess of (less than)
  projected benefit obligation                         72         (69)
Unrecognized prior service cost                        28          30
Unrecognized net loss                                 159         285
Unrecognized transition asset                        (223)       (246)

          Prepaid pension cost                   $     36    $      -
                                                 ========    ========

Assumptions used by the Bank in the determination of pension plan information consisted of the following:

                                                       December 31,
                                                 1996     1995    1994
Discount rate                                    7.00%    7.00%    7.50%
Rate of increase in compensation levels          4.50%    4.50%    5.00%
Expected long-term rate of return on
  plan assets                                    8.00%    8.00%    8.00%

The Bank has a 401(k) plan which covers employees who meet the eligibility requirement of having worked 1,000 hours in a plan year and have attained the age of 21. Participants are permitted to contribute from 1% - 10% of compensation. The Bank matches 50% of the participant's contributions up to a maximum match of 3-1/2%. The expense related to this plan was $43,000, $43,000, and $42,000 for the years ended December 31, 1996, 1995 and 1994 respectively.

The Bank has entered into deferred compensation agreements with certain directors and a salary continuation plan for certain key employees. At December 31, 1996 and 1995, the present value of the future liability was $153,000 and $85,000 respectively. To fund the benefits under these agreements, the Bank is the owner and beneficiary of life insurance policies on the lives of the directors and employees. These policies had an aggregate cash surrender value of $1,589,000 and $9,000 at December 31, 1996 and 1995 respectively. For the years ended December 31, 1996, 1995 and 1994, $65,000, $2,300 and $2,000 respectively was charged to expense in connection with these agreements.

10.   INCOME TAXES

The components of income tax expense are as follows:

                                         Years Ended December 31,
                                         1996     1995     1994
                                              (In Thousands)

     Current                            $ 460    $ 375    $ 311
     Deferred                              53       42       64

                                        $ 513    $ 417    $ 375
                                        =====    =====    =====

The income tax provision includes $(12,000) in 1995 of income taxes (benefit) related to losses on the sale of securities of $34,000.

Reconciliation of the statutory income tax expense computed at 34% to the income tax expense included in the consolidated statements of income is as follows:

                                         Years Ended December 31,
                                         1996     1995     1994
                                              (In Thousands)

Federal income tax at statutory rate   $  755   $  636   $  609
Tax exempt interest                      (246)    (257)    (262)
Interest disallowance                      29       30       24
Other                                     (25)       8        4

                                       $  513   $  417   $  375
                                       ======   ======   ======

Net deferred tax assets and liabilities consisted of the following components as of December 31, 1996 and 1995:

                                               1996         1995
                                                 (In Thousands)
Deferred tax assets:
   Allowance for loan losses                  $ 237       $  262
   Deferred compensation                         28            6
   Deferred loan fees                            85          127

          Total deferred tax assets             350          395

Deferred tax liabilities:
   Prepaid pension                              (12)
   Bank premises and equipment                  (66)         (67)
   Securities                                    (3)          (6)
   Net unrealized appreciation on
     securities available for sale              (114)       (259)

          Total deferred tax liabilities        (195)       (332)
          Net deferred tax assets               $155        $ 63
                                              ======      ======

11.   TRANSACTIONS WITH EXECUTIVE OFFICERS AND DIRECTORS

The Bank has had banking transactions in the ordinary course of business with its executive officers and directors and their related interests on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 1996 and 1995, these persons were indebted to the Bank for loans totaling $3,106,000 and $1,554,000 respectively. During 1996, $3,319,000 of new loans were made; repayments totaled $2,307,000. Other changes caused the December 31, 1995 balance of the loans outstanding to increase by $540,000.

12.   REGULATORY MATTERS AND STOCKHOLDERS' EQUITY

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented below. The Corporation's capital amounts and ratios were not materially different from those of the Bank.

                                                                To Be Well
                                                               Capitalized
                                                                Under
                                                                Prompt
                                              For Capital     Corrective
                                               Adequacy         Action
                                 Actual       Purposes        Provisions
                           Amount   Ratio   Amount  Ratio   Amount   Ratio
                                        (Dollar Amounts in Thousands)
As of December 31, 1996:
  Total capital (to risk
    weighted assets)       $17,881  17.59%   $8,133   8.00%  $ 10,166  10.00%
  Tier I capital (to risk
    weighted assets)        16,776  16.50     4,066   4.00      6,100   6.00
  Tier I capital (to
    average assets)         16,776  10.35      6,483  4.00      8,104   5.00

As of December 31, 1995:
  Total capital (to risk
    weighted assets)       $16,823  17.48%   $7,698   8.00%   $ 9,622  10.00%
  Tier I capital (to risk
    weighted assets)        15,644  16.26     3,849   4.00      5,773   6.00
  Tier I capital (to
    average assets)         15,644  10.34     6,052   4.00      7,565   5.00

The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 1997 without approval of the Comptroller of the Currency of approximately $2,114,000 plus an additional amount equal to the Bank's net profit for 1997, up to the date of any such dividend declaration. As of December 31, 1996, the Company has declared a $.13 per share cash dividend for stockholders of record on January 2, 1997, payable January 15, 1997.

13.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

A summary of the contractual amount of the Bank's financial instrument commitments is as follows:

                                                       December 31,
                                                   1996          1995
                                                      (In Thousands)
Commitments to extend credit                    $14,799        $11,245
Outstanding letters of credit                       441            275
Commitments to sell loans                             -              -

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

14.   CONCENTRATIONS OF CREDIT RISK

The Bank grants commercial, residential and consumer loans to customers primarily located in Berks County, Pennsylvania. The concentrations of credit by type of loan are set forth in Note 4. Although the Bank has a diversified loan portfolio, its debtors' ability to honor these contracts is influenced by the region's economy.

15.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Bank's financial instruments; however, there are inherent
weaknesses in any estimation technique.   Therefore, for
substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Bank could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year ends and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported each year end.

The following information should not be interpreted as an estimate of the fair value of the entire corporation since a fair value calculation is only provided for a limited portion of the Bank's assets. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Bank's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Bank's financial instruments at December 31, 1996 and 1995:

      Cash and cash equivalents and federal funds sold:
            The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

      Securities:
            Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

      Other borrowings:
            The carrying amounts of short-term borrowings approximate their fair values.

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

      Off-balance sheet instruments:
            Fair values for the Bank's off-balance sheet instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

The estimated fair values of the Bank's financial instruments at December 31, 1996 and 1995 were as follows:

                                       1996                   1995
                              Carrying  Estimated     Carrying   Estimated
                              Amount    Fair Value    Amount     Fair Value
                                             (In Thousands)
Financial Assets:
   Cash and cash equivalents  $  5,199   $ 5,199       $  5,043   $  5,043
   Federal funds sold              448       448            601        601
   Securities                   39,690    39,690         37,849     37,849
   Loans receivable, net       109,773   109,666        104,092    105,369
   Accrued interest
    receivable                   1,183     1,183          1,127      1,127

Financial Liabilities:
   Deposits                    137,537   138,098        133,438    134,708
   Other borrowed funds          5,700     5,700              -          -
   Long-term debt                    -         -          1,000      1,000
   Accrued interest payable        803       803            762        762

Off-Balance Sheet Financial
 Instruments:
  Commitments to extend
    credit                           -         -              -          -
  Standby letters of credit          -         -              -          -
  Commitments to sell loans          -         -              -          -

16.   FIRST LEESPORT BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                                BALANCE SHEETS

                                                       December 31,
                                                      1996       1995
                                                       (In Thousands)

     ASSETS
Cash                                                $   168      $   162
Investment in bank subsidiary                        17,029       16,175
Premises and equipment                                   69           73

                                                     17,266      $16,410
                                                    =======      =======
     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES, other                                  $   145      $   133

STOCKHOLDERS' EQUITY                                 17,121       16,277

                                                    $17,266      $16,410
                                                    =======      =======
                             STATEMENTS OF INCOME

                                            Years Ended December 31,
                                         1996         1995       1994
                                                (In Thousands)
Dividends from bank subsidiary         $  632      $   536      $   572
Other income                               35           38           33
Other expenses                            (93)        (101)         (88)

                                          574          473          517
Equity in undistributed net income of
  bank subsidiary                       1,135          979          899

          Net income                  $ 1,709      $ 1,452      $ 1,416
                                      ========     =======      =======
                           STATEMENTS OF CASH FLOWS

                                            Years Ended December 31,
                                        1996         1995         1994
                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                         $ 1,709       $ 1,452      $ 1,416
   Depreciation                             4             3            4
   Undistributed earnings of bank
     subsidiary                        (1,135)         (979)        (899)
   Increase (decrease) in other
     liabilities                            -            39          (20)

          Net cash provided by
            operating activities          578           515          501

CASH FLOWS USED IN FINANCING ACTIVITIES
   Cash dividends paid                   (572)        (524)        (488)

          Increase (decrease) in cash       6           (9)          13

Cash:
   Beginning                              162          171          158

   Ending                             $   168      $   162      $   171
                                      =======      =======      =======

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

      None.

                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

      The name, age, principal occupation, business experience during the past five years, and other information with respect to each director and executive officer of the Company is set forth on pages 5, 6 and 9 of the Company's Proxy Statement dated
March 7, 1997, prepared in connection with the Company's Annual Meeting of Stockholders to be held on April 8, 1997 (the "Proxy Statement"), and such information is incorporated herein by reference thereto.

Item 10.  Executive Compensation.

      Information with respect to the compensation of executive officers and directors of the Company is set forth on pages 8, 10 and 11 of the Proxy Statement and is incorporated herein by reference thereto.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

      Information relating to those persons who, to the knowledge of the Company's management, may be deemed to be the beneficial owners, either directly or indirectly, of 5% or more of the shares of the outstanding Common Stock of the Company as of February 28, 1997, is set forth on page 13 of the Proxy Statement and is incorporated herein by reference thereto.

      Information relating to beneficial ownership of shares of the Company's Common Stock owned by each director, nominee, and executive officer and by all directors and executive officers, as a group, as of February 28, 1997, is set forth on pages 5, 6 and 9 of the Proxy Statement and is incorporated herein by reference thereto.

Item 12.  Certain Relationships and Related Transactions.

      Information relating to business relationships and transactions between the Company and members of management or their affiliates is set forth on page 12 of the Proxy Statement and is incorporated herein by reference thereto.

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

      10.7        Supplemental Executive Retirement Plan
                  (Incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).*

      10.8        Deferred Compensation Plan for Directors
                  (Incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).*

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

      21          Subsidiaries of First Leesport Bancorp, Inc.

      27.1        Financial Data Schedule (included herein)

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.
________________________________________________________________
* Denotes a management contract or compensatory plan or arrangement.

                                  Signatures

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 1997                FIRST LEESPORT BANCORP, INC.

                              By  /s/ John T. Connelly
                                      John T. Connelly, President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John T. Connelly                President and Chief     March 26, 1997
John T. Connelly                    Executive Officer,
                                    Director

/s/ Frederick P. Henrich            Treasurer, Chief        March 26, 1997
Frederick P. Henrich                Financial Officer,
                                    and Chief Accounting
                                    Officer

/s/ Louis D. Bruno                  Director                March 26, 1997
Louis D. Bruno

/s/ Joseph M. Fabrizio              Director                March 26, 1997
Joseph M. Fabrizio

                                    Director                March __, 1997
Richard L. Henry

                                    Director                March __, 1997
William Keller

                                    Director                March __, 1997
Michael D. Mathias

/s/ Harry J. O'Neill III            Director                March 26, 1997
Harry J. O'Neill III

/s/ Karen A. Rightmire              Director                March 26, 1997
Karen A. Rightmire

/s/ Alfred J. Weber                 Director                March 26, 1997
Alfred J. Weber

/s/ Daniel W. Weist                 Director                March 26, 1997
Daniel W. Weist

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

      10.7        Supplemental Executive Retirement Plan
                  (Incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).*

      10.8        Deferred Compensation Plan for Directors
                  (Incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).*

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