Form 10QSB
period 1997-03-31
FIRST LEESPORT BANCORP INC
filed 1997-05-14
CIK 775662

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

        X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1997, or

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


            Class                           Outstanding at April 1, 1997
Common Stock ($5.00 par value)                      1,191,171 Shares


                    Part I  -  FINANCIAL INFORMATION

                FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
              UNAUDITED, CONSOLIDATED, CONDENSED BALANCE SHEETS
                           (Amounts in thousands)

                                                            Mar.31    Dec. 31
ASSETS                                                        1997       1996
Cash and Due from Banks                                    $ 4,875    $ 5,087
Interest-bearing Balances                                       55        112
      Total Cash and Balances Due from Banks                 4,930      5,199

Federal Funds Sold                                             686        448
Securities Available for Sale                               40,498     39,690

Loans, Net of Unearned Income                              112,512    110,878
Less: Allowance for Loan Losses                             (1,220)    (1,105)
      Net Loans                                            111,292    109,773

Bank Premises and Equipment                                  3,168      3,328
Other Real Estate Owned                                        128        162
Accrued Interest Receivable and Other Assets                 3,645      3,423
            Total Assets                                   164,347    162,023

LIABILITIES
Demand Deposits, Non-interest Bearing                     $ 17,638   $ 16,937
Demand Deposits, Interest Bearing                           27,722     28,003
NOW, Money Market, and Savings Deposits                     25,149     24,051
Time Deposits, $100,000 and over                             3,203      2,789
Time Deposits                                               66,839     65,757
      Total Deposits                                       140,551    137,537

Federal Funds Purchased                                          0        700
Other Borrowed Funds                                         5,000      5,000
Accrued Interest Payable                                       708        803
Other Liabilities                                            1,077        862
            Total Liabilities                              147,336    144,902

STOCKHOLDERS' EQUITY
Common Stock, $5.00 Par Value per Share; Authorized 2,000,000
      Shares, Issued 1,200,000 Shares.                    $  6,000   $  6,000
Surplus                                                      3,000      3,000
Retained Earnings                                            8,218      8,021
Net Unrealized (Depreciation) Appreciation on Securities
      Available for Sale, Net of Taxes                         (86)       221
Treasury Stock, 8,829 Shares at Cost                          (121)      (121)
            Total Stockholders' Equity                      17,011     17,121

      Total Liabilities and Stockholders' Equity           164,347    162,023

The accompanying notes are an integral part of these condensed financial statements.

                 FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
             UNAUDITED, CONSOLIDATED, CONDENSED STATEMENTS OF INCOME
                (Amounts in thousands, except per share data)
                                             Three Months
                                             Ended Mar.31
                                            1997        1996
INTEREST INCOME
Interest & Fees on Loans                   $ 2,444    $ 2,453
Interest on Federal Funds Sold                   7          9
Interest on Securities:
   Taxable Securities                          474        392
   State and Municipal Bonds                   148        165
                                             _____      _____
TOTAL INTEREST INCOME                        3,073      3,019

INTEREST EXPENSE
Interest on Deposits                         1,330      1,321
Interest on Borrowed Funds                      76         18
                                             _____      _____
TOTAL INTEREST EXPENSE                       1,406      1,339
                                             _____      _____
NET INTEREST INCOME                          1,667      1,680
Provision for Loan Losses                      140         82

   Net Interest Income after                 _____      _____
   Provision for Loan Losses                 1,527      1,598

OTHER INCOME
Customer Service Fees                           70         77
Other Income                                   140         64
                                               ___        ___
TOTAL OTHER INCOME                             210        141

OTHER EXPENSES
Salaries and Benefits                          642        584
Occupancy Expense                              118        103
Furniture and Equipment Expense                 67         75
Computer Services                               72         73
Other Operating Expenses                       370        335
                                             _____      _____
TOTAL OTHER EXPENSES                         1,269      1,170
                                             _____      _____
Income Before Income Taxes                     468        569
Federal Income Taxes                           117        142
                                             _____      _____
NET INCOME                                     351        427

PER SHARE DATA
Based on Average Shares Outstanding      1,191,171  1,191,171
   Net Income                                 0.29       0.36
   Dividends                                  0.13       0.12

The accompanying notes are an integral part of these condensed financial statements.

              FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
        UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             (Amounts in thousands, except per share data)

                                                            Three Months Ended
                                                                March 31,
                                                              1997      1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                 $   351   $    427
Provision for loan losses                                      140         82
Provision for depreciation and amortization                     67         75
Net amortization of security premiums and discounts              2         (5)
Loans originated for sale                                     (852)         0
Proceeds from sales of loans                                   945          0
(Gain) Loss on sales of loans                                  (93)         0
(Increase) Decrease in accrued interest receivable
   and other assets                                            (60)       214
Increase (Decrease) in accrued interest payable
   and other liabilities                                       120       (363)
                                                             _____      _____
NET CASH PROVIDED BY OPERATING ACTIVITIES                      527        430

CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-sale securities:
   Proceeds from maturities of securities                    1,527      3,045
   Proceeds from sales of securities                             0          0
   Purchase of securities                                   (2,541)    (3,868)
Net (Increase) decrease in federal funds sold                 (238)       601
Loans made to customers, net of principal collected         (1,634)    (3,673)
Purchases of bank premises and equipment                       (69)       (70)
                                                             _____      _____
NET CASH (USED IN) INVESTING ACTIVITIES                     (2,955)    (3,965)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                          3,014      2,220
Net increase (decrease) in federal funds purchased            (700)     1,166
Net increase (decrease) in other borrowed funds                  0        500
Proceeds from long-term debt                                     0     (1,000)
Dividends paid                                                (155)      (143)
                                                             _____      _____
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          2,159      2,743
                                                             _____      _____
Increase (decrease) in cash and cash equivalents              (269)      (792)
                                                             _____      _____
Cash and cash equivalents:    Beginning                      5,199      5,043
                                                             _____      _____
                              Ending                         4,930      4,251
                                                             _____      _____
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:

Interest paid                                              $ 1,501    $ 1,426
Income taxes paid                                                0          0

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

2. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

3.  Recently Issued FASB Statements:

In 1997, the FASB issued Statement No. 128, "Earnings Per Share" and Statement No. 129, "Disclosure of Information about Capital Structure." Both Statements are effective for periods ending after December 15, 1997. Statement No. 128 is designed to simplify the computation of earnings per share and will require disclosure of "basic earnings per share" and, if applicable, "diluted earnings per share." Earlier application is not permitted for Statement No 128 and it will require restatement of all prior period earnings per share data when adopted. The Statement is not expected to materially impact the reported earnings per share of the Company.

The adoption of Statement No. 129 will have no impact on the Company.

              MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Financial Condition

The Company's assets increased by 1.4% or $2,324,000 from December 31, 1996 to March 31, 1997, growing from $162,023,000 to $164,347,000. With a renewed focus on growth for the Bank, the 1.4% growth for the first quarter was disappointing. Net loans increased by $1,519,000 representing 65% of that increase. Investment securities increased by $808,000 and accounted for the remaining growth in assets.

Cash and balances due from correspondent banks decreased by $269,000 or 5.2% falling from $5,199,000 at December 31, 1996 to $4,930,000 at March 31, 1997.
Within this category, interest-bearing balances at banks also decreased, shrinking by $57,000 between the two dates. Although these balances do represent the most liquid types of funds available to the Bank, they generally yield little or no interest income. With this in mind, the Bank intends to keep cash balances to a minimum.

Federal funds sold increased by $238,000 between the two dates and amounted to $686,000 at March 31, 1997. From a liquidity standpoint, Federal Funds Sold are almost as liquid as cash, and do a higher level of return for the Bank than cash.

Loans, net of the allowance for loan losses and mortgages sold into the secondary market, represent the highest yielding assets for the Bank, and are, therefore, the primary focus for the Bank's growth. The relatively slow growth of loans through the first quarter attest to the high level of competition within the Bank's primary market area, Berks County, Pennsylvania.

Commercial loans increased by $2,507,000 or 7.6% from December 31, 1996 to March 31, 1997, however, each of the other major categories of loans decreased between the two dates. Mortgages decreased by $552,000 while installments and other types of loans decreased by a combined $322,000. The net change to the allowance for loan losses provided the difference in net loans.

Investment securities, yielding rates slightly lower than loans, were used to maximize those funds available after satisfying loan commitments. The increase of $808,000 within the investment portfolio, resulted from increased U.S. Government Agency securities, primarily Federal Home Loan Bank bonds. With call dates on many of these securities spread over the next two years, the Bank maintains a high degree of liquidity while improving yields over Federal Funds Sold.

Deposits increased by $3,014,000 or 2.2% from $137,537,000 at December 31, 1996 to $140,551,000 at March 31, 1997. Total time deposits increased by $1,496,000 representing 50% of the deposit growth, while savings deposits increased by $1,098,000. Interest-bearing demand deposits decreased slightly, $282,000, between December 31, 1996 and March 31, 1997 and non-interest-bearing demand deposits increased by $701,000.

As the Bank continues to review its deposit products, additional types of deposits will be identified. With asset growth projected at approximately 15% for 1997, deposit growth will be a critical factor. Those funds not available through deposit growth will come from borrowings at various correspondent institutions, including the Federal Home Loan Bank of Pittsburgh.

Federal funds purchased, which amounted to $700,000 at December 31, 1996 were repaid during the first quarter of 1997. A term borrowing from the Federal Home Loan Bank of Pittsburgh in the amount of $5,000,000 matures in May of 1997.

Stockholders' Equity decreased between December 31, 1996 and March 31, 1997 as the decrease in the market value of the Bank's investment portfolio combined with dividends paid to more than offset net income for the first quarter. At the end of March 1997, total stockholders' equity amounted to $17,011,000 compared with $17,121,000 at December 31, 1996. In spite of this overall decrease, the Bank's capital ratio remained in excess of 10%. In addition, the Bank's total risk-based capital ratio still exceeds 17%.

Results of Operations
Three Month Periods Ended March 31, 1997 and 1996

Total interest income for the first quarter of 1997 was $54,000 higher than the same period in 1996. This increase in income, however, was more than offset by increased interest expense and the provision for loan losses resulting in a decrease in net interest income after the provision of $71,000, a decline of 4.4%. Net interest income for the first three months of 1997 was $1,527,000 compared with $1,598,000 for the first three months of 1996.

Total interest income increased from $3,019,000 to $3,073,000 between the first quarter of 1996 and the first quarter of 1997. Interest and fees on loans remained relatively stable with only a $9,000 variance while interest on investment securities increased by $64,000 between the two periods.

Overall yields on earning assets decreased from 8.28% for the first quarter of 1996 compared with 8.03% for the first quarter of 1997. Within this total, the overall yield on loans decreased from 9.17% to 8.72% while the yield on investment securities actually increased from 5.82% to 6.16%.

Interest expense increased from $1,339,000 for the first quarter of 1996 to $1,406,000 for the first quarter of 1997. Within this total interest on deposits remained relatively stable with only a $9,000 variance while interest on other borrowed funds, including federal funds purchased, increased by $58,000 between the two periods.

The overall cost of funds for the Bank decreased slightly between the two periods, falling from 4.46% for the first quarter of 1996 to 4.42% for the first quarter of 1997. Net interest income, absent any adjustments for income taxes, as a percentage of earning assets, decreased from 4.61% for the first quarter of 1996 to 4.36% for the first quarter of 1997.

Other income increased from $141,000 for the first three months of 1996 to $210,000 for the first three months of 1997, an increase of $69,000 or 48.9%. Included within this increase were net gains on sales of loans of $93,000.

Total other expenses increased by $99,000 or 8.5% from $1,170,000 for the first quarter of 1996 compared with $1,269,000 for the first quarter of 1997. Within this total, salaries and benefits increased by $58,000 or 9.9% from $584,000 to $642,000. Total full-time equivalent employees increased between these two periods from 76 to 80 as a result of the Company's reorganization begun late in 1996.

Occupancy, furniture, and equipment expenses, together, increased by $7,000 between the two periods. Management expects these expenses to increase dramatically throughout the rest of 1997 as investments in facilities and technology necessary to facilitate growth are made.

Income before income taxes decreased by $101,000 or 17.8% from $569,000 for the first three months of 1996 to $468,000 for the first three months of 1997. The associated income tax expense decreased by 17.6% from $142,000 to $117,000 for the two periods, respectively. The effective tax rates for the two periods was 25%, due principally to the effects of tax-exempt income.

Net income declined to $351,000 for the first quarter of 1997 from $427,000 for the first quarter of 1996, a decrease of $76,000 or 17.8%. Net income per share declined to $0.29 from $0.36 between the two periods. Dividends paid over the two periods were $0.13 per share and $0.12 per share, respectively.

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

Asset/liability management is intended to provide for adequate liquidity and interest rate sensitivity by matching interest rate-sensitive assets and liabilities and coordinating maturities on assets and liabilities. Approximately 27% of the commercial loan portfolio is sensitive to interest rate changes. Other loans are written for relatively short terms and, except for the majority of residential mortgage loans, provide for a readjustment of the interest rate at specified times during the term of the loan. In addition, interest rates offered for all types of deposit instruments are reviewed weekly and are established on a basis consistent with funding needs and maintaining a desirable spread between cost and return. The Bank does not utilize repurchase agreements, reverse repurchase agreements, interest rate swaps, or other derivative products in its asset/liability management practices at this time.

The Bank's one-year interest sensitivity gap is negative $57,349,000 representing a larger pool of repricing deposits than earning assets. In a rising rate environment, the cost to maintain this pool of funds will rise resulting in a smaller net interest margin.

The following table shows the repricing periods of interest earning assets and interest bearing liabilities as of March 31, 1997:

                         INTEREST RATE SENSITIVITY
                           (Amounts in thousands)

                                        Repricing Period
                              Within      One Year to      Over
                             One Year      Five Years   Five Years  Total
Assets

Interest-bearing Balances    $     55     $      0     $      0    $     55
Federal Funds Sold                686            0            0         686
Securities                     11,428       21,655        7,415      40,498
Net Loans                      34,847       23,620       52,825     111,292
                               ______       ______       ______     _______
Total                        $ 47,016     $ 45,275     $ 60,240    $152,531

Liabilities

Total Interest-Bearing
   Deposits                  $ 99,365     $ 23,548     $      0    $122,913
Other Borrowed Funds            5,000            0            0       5,000
                               ______       ______       ______     _______
Total                        $104,365     $ 23,548     $      0    $127,913
                               ______       ______       ______      ______
Rate Sensitivity Gap         $(57,349)    $ 21,727     $ 60,240    $ 24,618
                               ______       ______       ______      ______

Capital Adequacy

The following table provides information about the capital of the Bank as it relates to regulatory minimums as of selected Balance Sheet dates:

                                                            Actual
                                         Regulatory   Mar.31,    Dec. 31,
                                          Minimum       1997       1996
Tier I Capital to Risk-Adjusted Assets      4.00%      16.47%      16.50%

Total Capital to Risk-Adjusted Assets       8.00%      17.65%      17.59%

Leverage Ratio                              3.00%      10.45%      10.35%

          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to Vote of Security Holders

          None

Item 5.   Other Information

          The Board of Directors of First Leesport Bancorp, Inc. at its March 11, 1997 meeting, declared a $.13 per share cash dividend to be paid April 15, 1997 to holders of record on April 1, 1997.

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



                                        FIRST LEESPORT BANCORP, INC.
                                                    (Registrant)




Dated:  May 13, 1997                      By  John T. Connelly
                                              John T. Connelly
                                              President and
                                              Chief Executive Officer

Dated:  May 13, 1997                     By  Frederick P. Henrich
                                              Frederick P. Henrich
                                              Treasurer and
                                              Chief Accounting Officer