Form 10QSB
period 1997-06-30
FIRST LEESPORT BANCORP INC
filed 1997-08-08
CIK 775662

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

        X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1997, or

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


            Class                           Outstanding at August 1, 1997
Common Stock ($5.00 par value)                      1,191,171 Shares


                    Part I  -  FINANCIAL INFORMATION

                FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
              UNAUDITED, CONSOLIDATED, CONDENSED BALANCE SHEETS
                           (Amounts in thousands)

                                                            Jun.30    Dec. 31
ASSETS                                                        1997       1996
Cash and Due from Banks                                    $ 4,760    $ 5,087
Interest-bearing Balances                                      105        112
      Total Cash and Balances Due from Banks                 4,865      5,199

Federal Funds Sold                                              29        448
Securities Available for Sale                               42,519     39,690

Loans, Net of Unearned Income                              120,117    110,878
Less: Allowance for Loan Losses                             (1,307)    (1,105)
      Net Loans                                            118,810    109,773

Bank Premises and Equipment                                  3,279      3,328
Other Real Estate Owned                                        135        162
Accrued Interest Receivable and Other Assets                 3,526      3,423
            Total Assets                                   173,163    162,023

LIABILITIES
Demand Deposits, Non-interest Bearing                     $ 19,042   $ 16,937
Demand Deposits, Interest Bearing                           28,098     28,003
NOW, Money Market, and Savings Deposits                     24,897     24,051
Time Deposits, $100,000 and over                             3,824      2,789
Time Deposits                                               67,486     65,757
      Total Deposits                                       143,347    137,537

Federal Funds Purchased                                      2,900        700
Other Borrowed Funds                                         8,000      5,000
Accrued Interest Payable                                       804        803
Other Liabilities                                              625        862
            Total Liabilities                              155,676    144,902

STOCKHOLDERS' EQUITY
Common Stock, $5.00 Par Value per Share; Authorized 2,000,000
      Shares, Issued 1,200,000 Shares.                    $  6,000   $  6,000
Surplus                                                      3,000      3,000
Retained Earnings                                            8,390      8,021
Net Unrealized Appreciation on Securities
      Available for Sale, Net of Taxes                         218        221
Treasury Stock, 8,829 Shares at Cost                          (121)      (121)
            Total Stockholders' Equity                      17,487     17,121

      Total Liabilities and Stockholders' Equity           173,163    162,023

The accompanying notes are an integral part of these condensed financial statements.

                 FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
             UNAUDITED, CONSOLIDATED, CONDENSED STATEMENTS OF INCOME
                (Amounts in thousands, except per share data)
                                            (in thousands)    (in thousands)
                                             Three Months       Six Months
                                             Ended Jun 30      Ended Jun 30
                                            1997       1996       1997    1996
INTEREST INCOME
Interest & Fees on Loans                $ 2,479    $ 2,440    $ 4,923  $ 4,893
Interest on Federal Funds Sold                7          3         14       12
Interest on Securities:
   Taxable Securities                       525        420        999      812
   State and Municipal Bonds                147        160        295      325
                                          _____      _____      _____    _____
TOTAL INTEREST INCOME                     3,158      3,023      6,231    6,042

INTEREST EXPENSE
Interest on Deposits                      1,386      1,276      2,716    2,597
Interest on Borrowed Funds                  104         58        180       76
                                          _____      _____      _____    _____
TOTAL INTEREST EXPENSE                    1,490      1,334      2,896    2,673
                                          _____      _____      _____    _____
NET INTEREST INCOME                       1,668      1,689      3,335    3,369
Provision for Loan Losses                   120         58        260      140
   Net Interest Income after              _____      _____      _____    _____
   Provision for Loan Losses              1,548      1,631      3,075    3,229

OTHER INCOME
Customer Service Fees                        74         67        144      144
Other Income                                150         83        290      147
                                            ___        ___        ___      ___
TOTAL OTHER INCOME                          224        150        434      291

OTHER EXPENSES
Salaries and Benefits                       656        581      1,298    1,165
Occupancy Expense                            96         97        214      200
Furniture and Equipment Expense              72         73        139      148
Computer Services                            72         74        144      147
Other Operating Expenses                    453        476        823      811
                                          _____      _____      _____    _____
TOTAL OTHER EXPENSES                      1,349      1,301      2,618    2,471
                                          _____      _____      _____    _____
Income Before Income Taxes                  423        480        891    1,049
Federal Income Taxes                         94        117        211      259
                                          _____      _____      _____    _____
NET INCOME                                  329        363        680      790

PER SHARE DATA
Based on Average Shares Outstanding   1,191,171  1,191,171 1,191,171 1,191,171
   Net Income                              0.28       0.30       .57       .66
   Dividends                               0.13       0.12       .26       .24

The accompanying notes are an integral part of these condensed financial statements.

              FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
        UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              Amounts in thousands, except per share data)

                                                            Six Months Ended
                                                                June 30,
                                                              1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                 $   680   $    790
Provision for loan losses                                      260        140
Provision for depreciation and amortization                    135        147
Net amortization of security premiums and discounts              4         (8)
Loans originated for sale                                     (852)    (1,197)
Proceeds from sales of loans                                   945      1,175
(Gain) Loss on sales of loans                                  (93)        22
(Increase) Decrease in accrued interest receivable
   and other assets                                           (103)    (1,962)
Increase (Decrease) in accrued interest payable
   and other liabilities                                      (236)      (260)
                                                            _______     _____
NET CASH PROVIDED BY OPERATING ACTIVITIES                      647     (1,131)

CASH FLOWS FROM INVESTING ACTIVITIES

Available-for-sale securities:
   Proceeds from maturities of securities                    4,033      4,705
   Proceeds from sales of securities                             0          0
   Purchase of securities                                   (7,037)    (4,677)
Net (Increase) decrease in federal funds sold                  419        601
Loans made to customers, net of principal collected         (9,037)    (6,294)
Purchases of bank premises and equipment                       (59)      (166)
                                                            _______     _____
NET CASH (USED IN) INVESTING ACTIVITIES                    (11,681)    (5,831)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in deposits                          5,810        855
Net increase (decrease) in federal funds purchased           2,200      2,221
Net increase (decrease) in other borrowed funds              3,000      5,000
Repayment of long-term debt                                      0     (1,000)
Dividends paid                                                (310)      (286)
                                                            _______     _____
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         10,700      6,790
                                                             _____      _____
Increase (decrease) in cash and cash equivalents              (334)      (172)
                                                             _____      _____
Cash and cash equivalents:    Beginning                      5,199      5,043
                                                             _____      _____
                              Ending                         4,865      4,871
                                                             _____      _____
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:

Interest paid                                              $ 2,895    $ 2,688
Income taxes paid                                              310        280

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

2. The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

3.  Recently Issued FASB Statements:

In 1997, the FASB issued Statement No. 128, "Earnings Per Share" and Statement No. 129, "Disclosure of Information about Capital Structure." Both Statements are effective for periods ending after December 15, 1997. Statement No. 128 is designed to simplify the computation of earnings per share and will require disclosure of "basic earnings per share" and, if applicable, "diluted earnings per share." Earlier application is not permitted for Statement No. 128 and it will require restatement of all prior period earnings per share data when adopted. The Statement is not expected to materially impact the reported earnings per share of the Company.

The adoption of Statement No. 129 will have no impact on the Company.

              MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Financial Condition

The Company's assets increased to $173,163,000 at June 30, 1997 from $162,023,000 at December 31, 1996, an increase of 6.9% or $11,140,000.
Increases in earning assets such as investment securities and loans accounted for all of this growth. The ratio of earning assets to total assets, then, also increased between the two dates, growing from 92.6% at December 31, 1996 to 93.2% at June 30, 1997.

Cash and balances due from banks decreased by $334,000 or 6.4% from $5,199,000 at December 31, 1996 to $4,865,000 at June 30, 1997. Ninety-eight percent of this decrease came from non-interest bearing balances and cash. Federal funds sold also decreased between the two dates, changing from $448,000 at December 31, 1996 to only $29,000 at June 30, 1997. Although these balances change daily in conjunction with incoming deposits and outgoing checks, the overall trend has been towards lowering these excess fund balances.

The cash balances, balances due from banks, and federal funds sold, although extremely liquid, do not generate significant returns for the Bank, and this fact combined with increasing loan demand facilitated the decision to move funds into the higher yielding instruments.

Investment securities increased by $2,829,000 from $39,690,000 to $42,519,000 between December 31, 1996 and June 30, 1997, an increase of 7.1%. Almost all of this growth was in the category of U.S. Government Agencies and included securities with call features. The income earned on these securities provides a higher rate of return than federal funds sold.

In all likelihood, the call features within these securities probably will be exercised, and the Bank may need to replace, and thereby reprice, these securities prior to their stated maturity dates. For purposes of asset-liability management, however, these callable securities appear as maturing after five years.

Net loans increased by $9,037,000 between December 31, 1996 and June 30, 1997, growing to $118,810,000 from $109,773,000. This increase, representing growth of 8.2% came as a result of some aggressive promotions in the lending area and the addition of three new lenders. A limited-time promotion of home equity loans at a very competitive rate yielded $3,000,000 in those loans. The commercial loan portfolio increased by $7,000,000 while mortgages, net of sales, decreased by approximately $1,000,000.

The Bank's strategy for achieving managed, accelerated growth includes a renewed emphasis on lending to small to medium sized businesses and individuals. The second half of the year is expected to show an even higher rate of growth within the loan portfolio.

During the second quarter of 1997 the Bank announced its intentions to open another retail banking facility later in the year. This site, its fifth full-service office, will be located in the borough of Hamburg, Pennsylvania, and fits nicely into the Bank's existing market area. The Bank also operates a limited service facility in a retirement home and a loan production center near its Wyomissing Hills, Pennsylvania Office. The Hamburg Office is expected to open in the first quarter of 1998.

Deposit growth between December 31, 1996 and June 30, 1997 amounted to $5,810,000, an increase of 4.2% from $137,537,000 to $143,347,000. Each of the main categories of deposits increased with demand deposits increasing by 4.9% or $2,200,000, and certificates of deposit of $100,000 or more increasing by 37.1% or $1,035,000. Certificates of deposit over $100,000 do not represent a major source of funding for the Bank. Other certificates of deposit increased by $1,729,000 or 2.6%.

Even with this healthy growth in funding, the Bank found it necessary to borrow additional funds from the Federal Home Loan Bank of Pittsburgh and now owes that institution $8,000,000 in both fixed and floating-rate debt. With anticipated further growth in the loan portfolio and deposit growth not expected to keep pace, additional borrowings are anticipated by the Bank. The Federal Home Loan Banking System has become a primary source of funds for many community banks, and the First National Bank of Leesport is no exception to that trend. The Bank's maximum borrowing capacity with the Federal Home Loan Bank is approximately $64,000,000.

Stockholders' Equity, net of unrealized gains on available for sale securities, increased by $366,000 or 2.1% from $17,121,000 at December 31, 1996 to $17,487,000 at June 30, 1997. Although this growth is substantially less than both the growth in assets and the growth in deposits, the Bank maintains a capital ratio in excess of 10.0%. The Bank's total risk-based capital ratio exceeds 16.0%. Both are very strong in relation to regulatory required minimum ratios.

The Bank has actually highlighted the total capital ratio as being too high relative to the level of assets, and the plan to accelerate the growth rate will, in part, help to bring the capital ratio into a manageable, competitive range.


Results of Operations
Six Month Periods Ended June 30, 1997 and 1996

The Company's net interest income decreased to $3,335,000 for the first six months of 1997 from $3,369,000 for the first six months of 1996, a decrease of $34,000 or 1.0%. Included in this decrease, both total interest income and total interest expense increased.

Total interest income increased by $189,000 or 3.1% from $6,042,000 for the six months ended June 30, 1996 to $6,231,000 for the six months ended June 30, 1997. Interest and fees on loans increased by $30,000 between the two periods while interest on securities increased by $157,000.

The overall yield on loans decreased between the two six-month periods, falling from an average of 9.0% for the first six months of 1996 to 8.6% for the first six months of 1997. The primary reason for this decrease is due more to competitive factors than to overall market rate factors. The yield on investments actually increased between the two periods, growing from 6.0% for the first six months of 1996 to 6.3% for the same period in 1997.

Interest expense increased by $223,000 or 8.3% from $2,673,000 for the first six months of 1996 to $2,896,000 in 1997. Both interest on deposits and interest on borrowed funds increased.

Interest on deposits increased by $119,000 or 4.6% from $2,597,000 to $2,716,000 between the two periods resulting in an increase in the overall cost of deposits from 4.4% to 4.5%.

Interest on other borrowed funds increased by $104,000 from $76,000 to $180,000 between the two periods reflecting the dramatic increase in overall borrowed funds. The average cost of these funds amounted to 5.6% for the first six months of 1997 compared with 5.1% for the same period in 1996.

The provision for loan losses increased by 85.7% or $120,000 from $140,000 for the first six months of 1996 compared to $260,000 for the first six months of 1997. Loan growth necessitated some of this increase while some additional potential loan problems were identified in the second quarter requiring a special provision. The allowance for loan losses expressed as a percentage of total loans was 1.1% at June 30, 1997 compared with only 1.0% at December 31, 1996. Management monitors this ratio on a monthly basis, and feels that the balance at this time is adequate. Anticipated loan growth in the second half of the year will require additional provisions for possible loan losses.

Net interest income after the provision for loan losses totaled $3,075,000 for the six months ended June 30, 1997 compared with $3,229,000 for the six months ended June 30, 1996; a decrease of $154,000 or 4.8%.

Total other income increased by 49.1% or $143,000 from $291,000 for the first six months of 1996 to $434,000 for the same period in 1997. There was no change in the customer service fees while other income, which includes income from mortgage banking activities accounted for the entire $143,000 in additional income.

Mortgage banking activities generated income of $133,000 during the first six months of 1997 compared with $48,000 during the same period in 1996, an increase of $85,000. Included in this amount are gains realized from the sales of loans into the secondary market through FNMA. Interest rate projections and yield curves help to determine how much of a gain or loss will be realized at the time of any sale. Because of changes in those conditions and the Bank's desire to increase its asset base, no sales of loans were made in the second quarter of 1997.

Total other expenses increased by $147,000 or 5.9% from $2,471,000 for the six months ended June 30, 1996 to $2,618,000 for the six months ended June 30, 1997. Within this total salaries and benefits increased by $133,000 or 11.4% growing from $1,165,000 to $1,298,000 for the respective periods. Additional staff, particularly in the lending area, accounted for much of this growth.

These factors combined to generate income before taxes of $891,000 for the first six months of 1997 compared to $1,049,000 for the first six months of 1996, a decrease of $158,000 or 15.1%. Accordingly, taxes on that income also decreased, falling from $259,000 to $211,000 between the two periods.

Net income for the first six months decreased to $680,000 from $790,000, a decrease of $110,000 or 13.9%. Expressed as earnings per share, the Company earned $.57 per share during the first six months of 1997 compared with $.66 per share during the first six months of 1996. Dividends paid during the same periods were $.26 per share and $.24 per share, respectively.


Results of Operations
Three Month Periods Ended June 30, 1997 and 1996

Total interest income increased during the second quarter of 1997 compared with the second quarter of 1996 growing to $3,158,000 from $3,023,000. This increase, $135,000 or 4.5% came from increases in both interest and fees on loans and interest on investment securities.

Interest and fees on loans increased by $39,000, or 1.6% between the two periods, growing from $2,440,000 for the second quarter of 1996 to $2,479,000 for the second quarter of 1997. Interest on investment securities increased by $92,000 or 15.9%, growing from $580,000 for the three months ended June 30, 1996 to $672,000 for the three months ended June 30, 1997.

Interest expense increased by $156,000 or 11.7% between the second quarter of 1996 and the second quarter of 1997 growing from $1,334,000 to $1,490,000. Within this total, interest on deposits increased by $110,000, representing only 8.6%, while interest on borrowed funds increased by $46,000 representing 79.3% growth. With the increased emphasis on borrowed funds being used to supplement deposit growth, additional increases in this type of interest expense are anticipated during the second half of 1997.

The provision for loan losses during the second quarter of 1997 was $120,000 compared with $58,000 for the second quarter of 1996, an increase of $62,000 or 106.9%. As discussed earlier, the growth in loans combined with some deteriorating loan relationships necessitated the additional provisions.

Net interest income after the provision for loan losses totaled $1,548,000 for the second quarter of 1997 compared with $1,631,000 for the second quarter of 1996, a decrease of $83,000 or 5.1%.

Total other income increased by $74,000 or 49.3% between the second quarter of 1996 and the second quarter of 1997, growing from $150,000 to $224,000. The majority of this growth came from increases in other income, $67,000, compared to increases in customer service fees, only $7,000.

Total other expenses increased by 3.7% or $48,000 between the second quarter of 1996 and the second quarter of 1997. Salaries and benefits increased by $75,000 or 12.9% between the two periods while all other major categories decreased by varying amounts, none exceeding 4.8%. The increased staff, particularly in the lending area, contributed to this overall increase.

Income before taxes decreased to $423,000 for the second quarter of 1997 from $480,000 for the second quarter of 1996, a decrease of $57,000 or 11.9%. Applicable income taxes, therefore, also decreased, falling from $117,000 to $94,000 for the two respective periods.

Net income decreased by 9.4% or $34,000 between the second quarter of 1996 and the second quarter of 1997, falling from $363,000 to $329,000 for the periods. Expressed as earnings per share, net income decreased from $.30 per share to $.28 per share. During the second quarter of 1997, dividends paid amounted to $.13 per share, compared with $.12 per share for the second quarter of 1996.


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

Asset/liability management is intended to provide for adequate liquidity and interest rate sensitivity by matching interest rate-sensitive assets and liabilities and coordinating maturities on assets and liabilities. Approximately 22% of the commercial loan portfolio is sensitive to interest rate changes. Other loans are written for relatively short terms and, except for the majority of residential mortgage loans, provide for a readjustment of the interest rate at specified times during the term of the loan. In addition, interest rates offered for all types of deposit instruments are reviewed weekly and are established on a basis consistent with funding needs and maintaining a desirable spread between cost and return. The Bank does not utilize repurchase agreements, reverse repurchase agreements, interest rate swaps, or other derivative products in its asset/liability management practices at this time.

The Bank's one-year interest sensitivity gap is negative $ 67,523,000 representing a larger pool of repricing deposits than earning assets. In a rising rate environment, the cost to maintain this pool of funds will rise resulting in a smaller net interest margin.

The following table shows the repricing periods of interest earning assets and interest bearing liabilities as of June 30, 1997:

                         INTEREST RATE SENSITIVITY
                           (Amounts in thousands)

                                        Repricing Period
                              Within      One Year to      Over
                             One Year      Five Years   Five Years  Total
Assets

Interest-bearing Balances    $    105     $      0     $      0    $    105
Federal Funds Sold                 29            0            0          29
Securities                      6,161       13,049       23,006      42,216
Net Loans                      31,735       43,818       43,257     118,810
                               ______       ______       ______     _______
Total                        $ 38,030     $ 56,867     $ 66,263    $161,160

Liabilities

Total Interest-Bearing
   Deposits                  $ 94,653     $ 29,655     $      0    $124,308
Other Borrowed Funds           10,900            0            0      10,900
                               ______       ______       ______     _______
Total                        $105,553     $ 29,655     $      0    $135,208
                               ______       ______       ______      ______
Rate Sensitivity Gap         $(67,523)    $ 27,212     $ 66,263    $ 25,952
                               ______       ______       ______      ______

Capital Adequacy

The following table provides information about the capital of the Bank as it relates to regulatory minimums as of selected Balance Sheet dates:

                                                            Actual
                                         Regulatory   June 30,   Dec. 31,
                                          Minimum       1997       1996
Tier I Capital to Risk-Adjusted Assets      4.00%      15.46%      16.50%

Total Capital to Risk-Adjusted Assets       8.00%      16.64%      17.59%

Leverage Ratio                              3.00%      10.20%      10.35%

                PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to Vote of Security Holders

          The Annual Meeting of the Stockholders of the Company was held on April 8, 1997. The following individuals continued as directors after the meeting:

          John T. Connelly                    Michael D. Mathias
          Joseph M. Fabrizio                  Harry J. O'Neill, III
          Richard L. Henry                    Karen A. Rightmire
          William J. Keller                   Alfred J. Weber
          Louis D. Bruno                      Daniel W. Weist

          A second item approved by the stockholders was the appointment of Beard & Company, Inc. of Reading, Pennsylvania as the Company's external auditors for the year ending 1997. This appointment is for a one year term.

          703,065 shares were voted for ratification of the appointment of Beard & Company, Inc.

                0 shares were voted against, and

            4,997 shares were not voted.

Item 5.   Other Information

          The Board of Directors of First Leesport Bancorp, Inc. at its June 10, 1997 meeting, declared a $.13 per share cash dividend to be paid July 15, 1997 to holders of record on July 1, 1997.

          At the June 10, 1997 meeting, the Board of Directors of First
          First Leesport Bancorp, Inc. also approved changes to the Company's Dividend Reinvestment Plan to allow for optional cash contributions on a quarterly basis by the Stockholders.

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



                                        FIRST LEESPORT BANCORP, INC.
                                                    (Registrant)




Dated:  August  8, 1997                 By  John T. Connelly
                                              John T. Connelly
                                              President and
                                              Chief Executive Officer

Dated:  August  8, 1997                By  Frederick P. Henrich
                                              Frederick P. Henrich
                                              Treasurer and
                                              Chief Accounting Officer