Form 10QSB
period 1997-09-30
FIRST LEESPORT BANCORP INC
filed 1997-11-07
CIK 775662

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

        X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30,
               1997, or

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


            Class                           Outstanding at November 1, 1997
Common Stock ($5.00 par value)                      1,191,171 Shares


                    Part I  -  FINANCIAL INFORMATION

                FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
              UNAUDITED, CONSOLIDATED, CONDENSED BALANCE SHEETS
                           (Amounts in thousands)

                                                            Sep.30    Dec. 31
ASSETS                                                        1997       1996
Cash and Due from Banks                                    $ 4,152    $ 5,087
Interest-bearing Balances                                       76        112
      Total Cash and Balances Due from Banks                 4,228      5,199

Federal Funds Sold                                               0        448
Securities Available for Sale                               39,569     39,690

Loans, Net of Unearned Income                              126,769    110,878
Less: Allowance for Loan Losses                             (1,412)    (1,105)
      Net Loans                                            125,357    109,773

Bank Premises and Equipment                                  3,322      3,328
Other Real Estate Owned                                        183        162
Accrued Interest Receivable and Other Assets                 3,640      3,423
            Total Assets                                   176,299    162,023

LIABILITIES
Demand Deposits, Non-interest Bearing                     $ 18,856   $ 16,937
Demand Deposits, Interest Bearing                           26,611     28,003
NOW, Money Market, and Savings Deposits                     23,894     24,051
Time Deposits, $100,000 and over                             3,951      2,789
Time Deposits                                               70,240     65,757
      Total Deposits                                       143,552    137,537

Federal Funds Purchased                                      5,867        700
Other Borrowed Funds                                         8,000      5,000
Accrued Interest Payable                                       762        803
Other Liabilities                                              337        862
            Total Liabilities                              158,518    144,902

STOCKHOLDERS' EQUITY
Common Stock, $5.00 Par Value per Share; Authorized 2,000,000
      Shares, Issued 1,200,000 Shares.                    $  6,000   $  6,000
Surplus                                                      3,000      3,000
Retained Earnings                                            8,542      8,021
Net Unrealized Appreciation on Securities
      Available for Sale, Net of Taxes                         360        221
Treasury Stock, 8,829 Shares at Cost                          (121)      (121)
            Total Stockholders' Equity                      17,781     17,121

      Total Liabilities and Stockholders' Equity           176,299    162,023

The accompanying notes are an integral part of these condensed financial statements.

                 FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
             UNAUDITED, CONSOLIDATED, CONDENSED STATEMENTS OF INCOME
                (Amounts in thousands, except per share data)
                                            Three Months         Nine Months
                                            Ended Sep. 30       Ended Sep. 30
                                           1997       1996       1997     1996
INTEREST INCOME
Interest & Fees on Loans                $ 2,641    $ 2,422    $ 7,564  $ 7,315
Interest on Federal Funds Sold                0         27         14       39
Interest on Securities:
   Taxable Securities                       500        443      1,499    1,255
   State and Municipal Bonds                142        152        437      477
                                          _____      _____      _____    _____
TOTAL INTEREST INCOME                     3,283      3,044      9,514    9,086

INTEREST EXPENSE
Interest on Deposits                      1,430      1,305      4,146    3,902
Interest on Borrowed Funds                  165         74        345      150
                                          _____      _____      _____    _____
TOTAL INTEREST EXPENSE                    1,595      1,379      4,491    4,052
                                          _____      _____      _____    _____
NET INTEREST INCOME                       1,688      1,665      5,023    5,034
Provision for Loan Losses                   130         20        390      160
   Net Interest Income after              _____      _____      _____    _____
   Provision for Loan Losses              1,558      1,645      4,633    4,874

OTHER INCOME
Customer Service Fees                        74         74        218      218
Other Income                                134         55        424      202
                                            ___        ___        ___      ___
TOTAL OTHER INCOME                          208        129        642      420

OTHER EXPENSES
Salaries and Benefits                       682        598      1,980    1,763
Occupancy Expense                           105        110        319      310
Furniture and Equipment Expense              74         70        213      218
Computer Services                            74         72        218      218
Other Operating Expenses                    435        388      1,258    1,200
                                          _____      _____      _____    _____
TOTAL OTHER EXPENSES                      1,370      1,238      3,988    3,709
                                          _____      _____      _____    _____
Income Before Income Taxes                  396        536      1,287    1,585
Federal Income Taxes                         91        136        302      395
                                          _____      _____      _____    _____
NET INCOME                                  305        400        985    1,190

PER SHARE DATA
Based on Average Shares Outstanding   1,191,171  1,191,171 1,191,171 1,191,171
   Net Income                              0.26       0.34       .82      1.00
   Dividends                               0.13       0.12       .39       .36

The accompanying notes are an integral part of these condensed financial statements.

              FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
        UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             (Amounts in thousands, except per share data)

                                                            Nine Months Ended
                                                               September 30,
                                                              1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                 $   985   $  1,190
Provision for loan losses                                      390        160
Provision for depreciation and amortization                    203        221
Net amortization of security premiums and discounts              6         (3)
Loans originated for sale                                   (2,857)    (4,719)
Proceeds from sales of loans                                 2,717      4,717
(Gain) Loss on sales of loans                                 (140)        (2)
(Increase) Decrease in accrued interest receivable
   and other assets                                            (55)    (2,070)
Increase (Decrease) in accrued interest payable
   and other liabilities                                      (566)       368
                                                            _______     _____
NET CASH PROVIDED BY OPERATING ACTIVITIES                      823       (136)

CASH FLOWS FROM INVESTING ACTIVITIES

Available-for-sale securities:
   Proceeds from maturities of securities                    8,011      6,095
   Proceeds from sales of securities                             0          0
   Purchase of securities                                   (7,890)    (7,952)
Net (Increase) decrease in federal funds sold                  448     (1,051)
Loans made to customers, net of principal collected        (15,584)    (5,755)
Purchases of bank premises and equipment                      (497)      (202)
                                                            _______     _____
NET CASH (USED IN) INVESTING ACTIVITIES                    (15,512)    (8,865)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in deposits                          6,015      6,387
Net increase (decrease) in federal funds purchased           5,167          0
Net increase (decrease) in other borrowed funds              3,000      5,000
Repayment of long-term debt                                      0     (1,000)
Dividends paid                                                (464)      (429)
                                                            _______     _____
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         13,718      9,958
                                                             _____      _____
Increase (decrease) in cash and cash equivalents              (971)       957
                                                             _____      _____
Cash and cash equivalents:    Beginning                      5,199      5,043
                                                             _____      _____
                              Ending                         4,228      6,000
                                                             _____      _____
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:

Interest paid                                              $ 4,532    $ 4,121
Income taxes paid                                              450        390

The accompanying notes are an integral part of these condensed financial statements.

                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

2. The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

                    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Financial Condition

The Company's total assets increased to $176,299,000 at September 30, 1997, an increase of $14,276,000 or 8.8% from $162,023,000 at December 31, 1996. Growth in resources came from increases in net loans, while federal funds sold and cash and cash equivalents both decreased. The Company's subsidiary, The First National Bank of Leesport has committed to a strategic direction of wise, accelerated growth, and is accomplishing this objective through the growth in loans.

Total loans, prior to any sales into the secondary market, increased to $126,769,000 at September 30, 1997 from $110,878,000 at December 31, 1996, an increase of $15,891,000 or 14.3%. Much of this growth, $9,681,000 came from increases in commercial loans as the Bank continues to focus on its relationships with small to medium-sized businesses.

Net loans, which have been adjusted by the amount of the Allowance for Loan Losses, now include $42,596,000 in commercial loans, $64,830,000 in mortgage loans, and $19,343,000 in installment of loans. These amounts compare to $32,915,000, $62,207,000,and $15,756,000, respectively, for these types of loans at December 31, 1997.

Investment securities have remained relatively constant between December 31, 1996 and September 30, 1997. The Bank took no action to sell any of its securities during the period, even though the entire portfolio has been designated as available for sale.

The Bank's success at growing the loan portfolio, however, came at the expense of sacrificing some of its net interest margin. By funding a great percentage of its loan growth with borrowings, primarily from the Federal Home Loan Bank of Pittsburgh, interest expense increased. Borrowed funds and federal funds purchased increased from $5,700,000 at December 31, 1996 to $13,867,000 at September 30, 1997, an increase of $8,167,000 or 143.3%. Management anticipated this need to borrow when it set its loan growth goals early in 1997.

Management expects to fund the Bank's future growth with increased deposits. On October 30, 1997, the Bank settled on property in the Borough of Hamburg, Berks County, Pennsylvania, and expects to open its fifth full-service office early in the second quarter of 1998. The Office of the Comptroller of the Currency has already approved the Bank's application for this branch. In addition, the Bank intends to aggressively market additional deposit products and promotions during the coming year.

Stockholders' Equity, without net unrealized appreciation on securities available for sale, increased to $17,421,000 at September 30, 1997 from $16,900,000 at December 31, 1996, an increase of $521,000 or 3.1%. Net unrealized appreciation on securities available for sale contributed an additional $360,000 to Total Equity at September 30, 1997 compared with only $221,000 at December 31, 1996.

Retained earnings accounts for the increases in Stockholders' Equity, and net income generates all of the increases in retained earnings. Net income for the first nine months of 1997 contributed $985,000 to retained earnings through September 30, 1997.

The Company's total capital to assets ratio at September 30, 1997 amounted to 10.1% which is well in excess of any regulatory capital minimums. In fact, the Bank's risk-based capital ratio of 16.1% is more than double the regulatory minimum of 8.0%.


Results of Operations
Nine Month Periods Ended September 30, 1997 and 1996

Income for the first nine months of 1997 amounted to $985,000, down $205,000 or 17.2% from $1,190,000 earned during the first nine months of 1996.

Total interest income increased to $9,514,000 from $9,086,000 during the nine months ended September 30, 1997 from the same period in 1996, an increase of $ 428,000 or 4.7%. Within this total, interest on loans increased to $7,564,000 from $7,315,000 between the two periods. This increase of $249,000 or 3.4% is attributable to the increased loan volume already discussed.

Interest expense also increased, however, and the net interest margin actually decreased between the nine month periods ended September 30, 1996 and 1997. Interest on deposits totaled $4,146,000 through the end of September in 1997 compared with $3,902,000 through the same period in 1996, an increase of $244,000 or 6.3%.

The actual cost of the Bank's growth, however, was realized in the interest on borrowed funds, which grew by almost $195,00 between the two periods. Interest on borrowed funds increased to $345,000 through September 30, 1997 compared with $150,000 for the same period in 1996.

With the increase in loans, an increase in the amount set aside for loan losses was anticipated, and, in conjunction with regular reviews of the credit quality of the loan portfolio, resulted in an increase of $230,000 between the two periods. Management's reviews of the allowance for loan losses include specific allocations, when necessary, for loans deemed to be sub-standard or doubtful. Through the first nine months of 1997, the provision for loan losses amounted to $390,000 compared with $160,000 for the same period in 1996.

The Bank charged-off loans totalling $115,000 while recovering $31,000 on previously charged-off loans. Net charge-offs during that period amounted to $84,000 during the first nine months of 1997.

The Bank recognized significant improvement in other operating income during the first nine months of 1997 compared with the same period in 1996, increasing by $222,000, or 52.9% from $420,000 to $642,000. Mortgage banking activities accounted for $148,000 or 66.7% of this growth while 31.1% came from other income. Mortgage banking activities includes fees earned on sales of loans and the recognition of mortgage servicing rights into income pursuant to FASB 122. Customer service fees remained stable at $218,000.

During August, 1997 the Bank began "surcharging" non-customers for the use of the Bank's automated teller machines. This practice has been receiving a great deal of attention through the state and national legislatures, and the Bank will continue to monitor the status of any actions taken by governing agencies relative to this practice. Preliminary indications are that these fees will generate approximately $22,000 per machine per year. The Bank continues to look for additional methods to improve its other non-interest income-generating products and services.

One of the other significant impacts that the Bank's strategic plan has had on the Bank's performance in 1997 has been the increase to the Bank's employee base and its immediate impact on salaries and benefits. The Bank's full-time equivalent employee number at September 30, 1996 was 77 and it has increased to 86 at September 30, 1997. This increase resulted in increased salaries and benefits expenses of $217,000 or 12.3% between the two periods. Through September 30, 1997, salaries and benefits totaled $ 1,980,000 which compares to $1,763,000 at the end of September, 1996. The majority of these additions to staff came in the lending and support areas as the Bank's growth in 1997 has been driven by loan growth.

Occupancy expenses, furniture and fixture expenses, and computer processing expenses all remained stable between the two nine-month periods, increasing by a combined $4,000. Advertising and marketing costs increased from $162,000 for the nine months ended September 30, 1996 to $254,000 for the nine months ended September 30, 1997, an increase of $92,000 or 56.8%. Much of these expenses involved promoting the Bank's image throughout its market area in addition to campaigns specifically targeted at product promotions.

Other operating expenses actually decreased by $34,000 or 3.3% between the two periods.

Income before taxes fell to $1,287,000 from $1,585,000 between the two periods and resulted in a decrease in income tax expenses from $395,000 to $302,000 from the nine months ended September 30, 1996 to September 30, 1997. Net income decreased by 17.2% to $985,000 through September 30, 1997 from $1,190,000 through September 30, 1996.

Earnings per share decreased as well, from $1.00 to $0.82 per share respectively. Dividends paid during the period were $0.39 per share for the first nine months of 1997 compared with $0.36 per share for the same period in 1996.

Results of Operations
Three Month Periods Ended September 30, 1997 and 1996

Net income for the quarter ended September 30, 1997 amounted to $305,000 compared with $400,000 for the same quarter in 1996, a decrease of $95,000 or 23.8%. The decrease in net interest after the provision for loan losses accounted for 91.6% of this total.

Net interest after the provision for loan losses decreased to $1,558,000 for the quarter ended September 30, 1997 from $1,645,000 for the same period in 1996. This decrease, $87,000 or 5.3%, came as a direct result of an increased provision for loan losses as net interest income before the provision for loan losses actually increased by $23,000 between the two periods.

Interest income increased by $239,000 or 7.9% from $3,044,000 to $3,283,000 between the third quarter of 1996 and the third quarter of 1997. Contributing $219,000 towards this increase was increased interest and fees on loans which grew to $2,641,000 from $2,422,000 for the respective quarters. The increased volume of loans generated this increase.

Interest on investment securities increased by $20,000 between the two quarters, reflecting the relatively stable balances and interest rates within that segment of the balance sheet.

Interest expense on deposits increased by $125,000 or 9.6% from $1,305,000 for the quarter ended September 30, 1996 to $1,430,000 for the quarter ended September 30, 1997.

The costs incurred with borrowing additional funds from the Federal Home Loan Bank resulted in an increase in interest on borrowed funds of $91,000 or 123.0% between the two quarters. Interest on borrowed funds increased from $74,000 for the quarter ended September 30, 1996 to $165,000 for the quarter ended September 30, 1997.

Total other income increased by $79,000 or $61.2% from $129,000 for the third quarter of 1996 to $208,000 for the third quarter of 1997. Within this total, customer service fees remained stable while income generated by mortgage banking activities increased by $87,000 or 870.0%.

Total other expenses increased by 10.7% or $132,000 between the third quarter of 1996 and the third quarter of 1997, growing from $1,238,000 to $1,370,000, respectively. Almost 64% of this increase came from increased salaries and benefits expenses between the two periods which increased to $682,000 from $598,000. The costs associated with growing the Bank and increases in the Bank's lending staff contributed to this change.

Occupancy expenses, furniture and fixtures expenses, and computer processing expenses remained stable. Advertising and marketing expenses increased by $25,000 or 34.3% between the third quarter of 1996 and the third quarter of 1997, growing to $98,000 from $73,000. Other operating expenses increased by $22,000 representing a 7.0% increase between the two periods.

Income before taxes decreased to $396,000 for the quarter in 1997 from $536,000 for the quarter in 1996, a decrease of $140,000 or 26.1%. With a decrease in applicable income taxes of $45,000 between the two periods, net income decreased by $95,000 between the two periods.

Stockholders received dividends of $0.13 per share during the third quarter in 1997 compared with $0.12 per share during the third quarter in 1996.

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

The following table shows the repricing periods of interest earning assets and interest bearing liabilities as of September 30, 1997:

                         INTEREST RATE SENSITIVITY
                           (Amounts in thousands)

                                        Repricing Period
                              Within      One Year to      Over
                             One Year      Five Years   Five Years  Total
Assets

Interest-bearing Balances    $     76     $      0     $      0    $     76
Federal Funds Sold                  0            0            0           0
Securities                      6,300       12,508       20,761      39,569
Net Loans                      33,633       36,786       54,938     125,357
                               ______       ______       ______     _______
Total                        $ 40,009     $ 49,294     $ 75,699    $165,002

Liabilities

Total Interest-Bearing
   Deposits                  $ 95,540     $ 29,156     $      0    $124,696
Other Borrowed Funds           13,867            0            0      13,867
                               ______       ______       ______     _______
Total                        $109,407     $ 29,156     $      0    $138,563
                               ______       ______       ______      ______
Rate Sensitivity Gap         $(69,398)    $ 20,138     $ 75,699    $ 26,439
                               ______       ______       ______      ______

Capital Adequacy

The following table provides information about the capital of the Company as it relates to regulatory minimums as of selected Balance Sheet dates:

                                                            Actual
                                         Regulatory   Sep. 30,   Dec. 31,
                                          Minimum       1997       1996
Tier I Capital to Risk-Adjusted Assets      4.00%      14.89%      16.50%

Total Capital to Risk-Adjusted Assets       8.00%      16.12%      17.59%

Leverage Ratio                              3.00%       9.90%      10.35%

          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to Vote of Security Holders

          None

Item 5.   Other Information

          None

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



                                        FIRST LEESPORT BANCORP, INC.
                                                    (Registrant)




Dated:  November 7, 1997                 By  John T. Connelly
                                              John T. Connelly
                                              President and
                                              Chief Executive Officer

Dated:  November 7, 1997                By  Frederick P. Henrich
                                              Frederick P. Henrich
                                              Treasurer and
                                              Chief Accounting Officer