Form 10KSB
period 1997-12-31
FIRST LEESPORT BANCORP INC
filed 1998-03-31
CIK 775662

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X]   Annual report under Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended December 31, 1997, or

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

Issuer's revenues for year ended December 31, 1997:  $13,769,000.

As of March 23, 1998, the aggregate market value of the Common
Stock (based upon the average sales price on such date) of the Registrant held by nonaffiliates was $28,962,500.

Number of Shares of Common Stock Outstanding at March 6, 1998:
1,191,171.

Portions of the registrant's definitive Proxy Statement prepared in connection with its Annual Meeting of Stockholders to be held on April 14, 1998 are incorporated in Part III hereof.

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

The Bank.

      The Bank was incorporated under the laws of the United States of America as a national bank in 1909. Since its inception, the Bank has operated as a banking institution doing business in Berks County, Pennsylvania. At December 31, 1997, the Bank had total assets of $180 million, total stockholders' equity of $18 million, and total deposits of $148 million. The Bank currently has the equivalent of 87 full-time employees.

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

      The Bank's main office is located at 133 North Centre Avenue, Leesport, Pennsylvania. The Bank also provides services to its customers through four full service offices located in Blandon, Wyomissing Hills, Wernersville, and Reading, Pennsylvania. All offices, except the Wernersville office, provide drive-in facilities and automated teller machines. (See "Properties.") The Bank also operates a loan production office in Wyomissing, Pennsylvania. The Bank expects to open a full service branch in Hamburg, Pennsylvania in May 1998.

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

      Under these policies and subject to the restrictions applicable to the Bank, the Bank could declare, during 1998, without prior regulatory approval, aggregate dividends of approximately $1.775 million, plus net profits earned to the date of such dividend declaration.

      FDIC Insurance Assessments

      The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 1997, the Bank was well capitalized for purposes of calculating insurance assessments.

      The Bank Insurance Fund ("BIF") is presently fully funded at
more than the minimum amount required by law.   Accordingly, the
1998 BIF assessment rates range from zero for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months.

      While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation ("FICO") bonds. FICO was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the FICO bonds. On September 30, 1996, as part of the omnibus budget act, Congress enacted the Deposit Insurance Funds Act of 1996, which recapitalized the Savings Association Insurance Fund ("SAIF") and provided that commercial banks would be subject to 1/5 of the assessment to which thrifts are subject for FICO bond payments through 1999. Beginning in 2000, commercial banks and thrifts will be subject to the same assessment for FICO bonds. The FICO assessment for the Bank (and all commercial banks) for the first six months of 1998 is $.0063 for each $100 of deposits.

      New Legislation

      Proposed legislation is introduced in almost every legislative session that would dramatically affect the regulation of the banking industry. Whether or not such legislation will ever be enacted and what effect it may have on the Company and the Bank cannot be estimated at this time.

      Interstate Banking

      Prior to the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), the BHCA prohibited a bank holding company located in one state from acquiring a bank located in another state, unless such an acquisition by an out-of-state bank holding company was specifically authorized by the law of the state where the bank to be acquired was located. Similarly, interstate branching by a single bank was generally prohibited by the McFadden Act. The Interstate Banking Act permits an adequately capitalized and adequately managed bank holding company to acquire a bank in another state whether or not the law of that other state permits the acquisition, subject to certain deposit concentration caps and approval by the Federal Reserve Board. In addition, under the Interstate Banking Act, a bank can engage in interstate expansion by merging with a bank in another state, unless the other state affirmatively opted out of the legislation before June 1, 1997. The Interstate Banking Act also permits de novo interstate branching, but only if a state affirmatively opts in by adopting appropriate legislation. Pennsylvania, Delaware, Maryland, and New Jersey, as well as other states, have adopted "opt in" legislation which allows such transactions.

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

      In addition to the Bank, there are 13 other commercial banks, three savings associations, and several credit unions that maintain offices in Berks County. Most of the banks and savings and loans in Berks County are larger than the Bank.

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

      Listed below are the locations of properties owned by the Bank. Such properties are not subject to any mortgage, lien or encumbrance.

          Property
          Location                      Address

     1.  Leesport           133-141 North Centre Avenue,
                            Leesport, Pennsylvania

     2.  Blandon            Route 222, Maidencreek Township,
                            Blandon, Pennsylvania

     3.  Wyomissing Hills   2228 State Hill Road,
                            Wyomissing Hills, Pennsylvania

     4.  Reading            1210 Rockland Street
                            Reading, Pennsylvania

     5.  Hamburg            801 South Fourth Street
                            Hamburg, Pennsylvania

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

Item 4.  Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended
December 31, 1997.

                                    PART II

Item 5.  Market For Common Equity and Related Stockholder
Matters.

      As of December 31, 1997, there were 583 record holders of the Company's Common Stock. The market price of the Company's Common Stock for each quarter in 1997 and 1996 and the dividends declared on the Company's Common Stock for each quarter in 1997 and 1996 are set forth below.

Market Value of Common Stock

      The Company's Common Stock is traded in the NASDAQ Small
Capitalization Market under the symbol "FLPB."

      The following table sets forth the high and low bid and asked information of the Company's common stock to the extent available, as reported by NASDAQ.


           1997                                1996
          Bid          Asked                Bid          Asked
Qtr   High   Low    High   Low    Qtr   High   Low    High   Low

1st  19.25  16.75  21.25  18.50   1st  15.00  14.00  17.25  16.00
2nd  19.25  19.00  21.25  20.75   2nd  14.75  14.75  16.75  16.00
3rd  20.75  19.00  22.25  20.50   3rd  15.00  14.25  16.50  15.75
4th  23.00  20.75  24.75  22.00   4th  16.75  14.50  18.50
15.75

      The bid quotations reflect interdealer quotations, do not include retail mark ups, mark downs or commissions, and may not necessarily represent actual transactions. The bid information as stated is, to the knowledge of management of the Company, the best approximate value at the time indicated.

Dividend Information

      Dividends on the Common Stock of First Leesport Bancorp,
Inc. are payable on the 15th of January, April, July, and October.

                       Dividends Declared
                                1997      1996
                  1st Qtr.      $.13      $.12
                  2nd Qtr.       .13       .12
                  3rd Qtr.       .13       .12
                  4th Qtr.       .13       .13

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

                              FINANCIAL CONDITION

      The Company's total assets increased to $180,265,000 at December 31, 1997 representing a growth rate of 11% from $162,023,000 at December 31, 1996. Management has committed to accelerated growth and this percentage almost doubles the 6% growth realized during 1996 to reflect that commitment.

      The plan for growth includes three key components, one of which was completed during 1997. That component, growing the loan portfolio was achieved by increasing staff throughout the lending and support areas and aggressively marketing our loan products. The two other components, accelerated deposit growth and increased branch outlets, are moving forward.

      The original plan called for our fifth full service office to open in Hamburg, PA during the fourth quarter of 1997. Delays have pushed that opening date back to early during the second quarter of 1998. In conjunction with that opening, additional deposit products and promotions will help to implement the third of these components. Work will begin around that time on the sixth full service office to be located in Bern Township on State Route 183. With the purchase of land, development costs, construction, and peripherals, these offices are expected to cost approximately $1,000,000 each.

      Cash and balances due from banks showed very little change throughout the year. When combined with available federal funds sold, these immediately liquid funds actually decreased by less than $100,000 between December 31, 1996 and December 31, 1997.

      Investment securities decreased by $1,344,000 or 3% from $39,690,000 at December 31, 1996 to $38,346,000 at December 31,
1997. Repayments on pooled mortgage securities, maturities, and called securities contributed to this decrease. There were no securities sold during the year. The level of municipal securities was maintained at or near the level reported at the end of 1996. This segment of the portfolio is used to help manage the Company's tax liability throughout the year. The Company continues to invest only in bank-qualified securities and does not own any derivative products at this time.

      Net loans increased during 1997 by $18,523,000, or 17%, to $128,296,000. This figure is net of loans sold which increased during the year by $6,379,000 after repayments.

      The total amount of loans serviced by the Bank increased to $153,688,000 at December 31, 1997; an increase of 19% from $128,786,000 at December 31, 1996. Net commercial loans outstanding at December 31, 1997 amounted to $44,547,000 compared with $32,915,000 at December 31, 1996. This increase,
$11,632,000, represents an increase of 35%, and is a significant part of the overall increase of $18,523,000 noted above.

      Also contributing to this growth is an increase in consumer loans, including installment, home equity, and credit card loans.
This group increased by $4,277,000 from December 31, 1996 to December 31, 1997, an increase of 27%.

      The Bank expects loan demand to continue to be strong throughout 1998 considering the current interest rate environment. Management will continue to aggressively price its loan products and sell conforming loans into the secondary market whenever advantageous for the Bank.

      The allowance for loan losses amounted to $1,483,000 at December 31, 1997, up from $1,105,000 at December 31, 1996. This amount, representing 1.14% of total loans compares favorably with last year's 1.00%. Management feels that the level in the allowance is sufficient to meet any credit risk issues outstanding at this time based on its continuous review of the loan portfolio and any potential or actual problem loans. With the continued rate of growth within the loan portfolio, management is keenly aware of the need to vigilantly monitor the adequacy of this allowance.

      Bank premises and equipment increased by $516,000 or 16% to $3,844,000 at December 31, 1997 from $3,328,000 at December 31,
1996. Two major items within this category include the cost of acquiring land for the Hamburg Office, and the cost of purchasing additional computer equipment as the Bank has begun installing a wide area network throughout all of its offices. This investment in technology is expected to improve communications, efficiencies, and service within the Company. As enhancements to internal processes are developed, additional returns on this investment are expected.

      Other assets, which include accrued interest receivable, increased by $638,000 to $4,223,000 at December 31, 1997. Within this total, net servicing rights on mortgages increased by $145,000, and the cash surrender value of life insurance policies purchased by the Bank during 1996 to fund deferred compensation arrangements with certain board members and senior officers increased by $221,000.

      Total deposits increased by $10,962,000 or 8% to $148,499,000 at December 31, 1997 from $137,537,000 at
December 31, 1996. Management is encouraged by this growth, but recognizes that overall deposits must grow more dramatically in order to fund the Bank's future growth.

      Non-interest bearing deposits, which serve to reduce the Bank's overall cost of funds, increased by $1,529,000 or 9% to $18,466,000 from $16,937,000. Total interest bearing deposits, which include all money market related instruments, savings, and time deposits, increased by $9,433,000 or 8% to $130,033,000 from $120,600,000. Time deposits, including certificates with balances over $100,000 accounted for all of this increase. In fact, the other types of interest bearing deposits actually decreased by $358,000. It is not unusual for this shifting of deposits to time deposit instruments to occur when the interest rate environment stabilizes.

      Federal funds purchased and other borrowed funds increased by $6,114,000 or 107% between December 31, 1996 and December 31, 1997. These balances grew to $11,814,000 from $5,700,000 to help fund the loan growth noted above. While the Bank has ample borrowing capacity, management recognizes the long-term implications of continuing to fund loan growth with funds borrowed from correspondents including the Federal Home Loan Bank. One of the three key components in its overall objective to grow the Bank is to accelerate the growth of deposits. As this component is addressed, reliance on these borrowed funds will decrease.

      All of the short-term borrowings outstanding at December 31, 1997 is due to the Federal Home Loan Bank of Pittsburgh.
$5,000,000 of it matures during 1998 with the remaining
$3,000,000 open under a renewable line of credit arrangement repayable at the Bank's discretion.

      Stockholders' Equity increased by $1,042,000 or 6% to $18,163,000 at December 31, 1997 from $17,121,000 at December 31,
1996. Within this increase, $213,000 can be attributed to an increase in the net unrealized appreciation on securities available for sale. Retained earnings increased by $829,000 or 10% to $8,850,000. Net income, net of dividends declared provides this increase. The Company's book value at December 31, 1997 was $15.25 per share compared with $14.37 per share at December 31, 1996, an increase of 6%. Book value increased during 1996 by 5%.

      The Bank's capital level remains very strong with the leverage ratio at December 31, 1997 at 9.7% compared with 10.4% at December 31, 1996. Management has targeted this ratio for improvement as a high leverage ratio generally results in lower returns on total equity. The regulatory minimum is 5%. The Bank's total risk weighted capital ratio at December 31, 1997 is 15.9% compared with 17.6% at December 31, 1996. The regulatory minimum is 8.0%.

Results of Operations

      Net income for 1997 amounted to $1,448,000 compared with $1,709,000 for 1996, a decrease of 15%. With management's commitment to growth and the investments in technology and people noted above, these results were anticipated and satisfactory.

      Net interest income, which represents 90% of the Bank's total income, decreased by a very modest $38,000, less than 1%, from 1996 to 1997. Making up this total, however, were two significant components.

      First, total interest income increased from $12,340,000 for 1996 to $13,020,000 for 1997, an increase of $680,000 or 6%.
Interest and fees on loans contributed $522,000 of this total. Interest on investment securities, both taxable and tax-exempt, increased by $187,000 or 8%.

      Second, interest expense on deposits increased from $5,232,000 for 1996 to $5,638,000 for 1997, an increase of
$406,000 or 8%. This, combined with an increase of $312,000, representing 134%, in interest costs on borrowed funds, resulted in an overall increase in interest expense of $718,000 or 13% from $5,464,000 in 1996 to $6,182,000 in 1997.

      A very competitive marketplace combined with low interest rates to create a very different yield and interest margin comparison. The overall yield on earning assets for 1997 was 8.10% compared with 8.26% for 1996, a decrease of 16 basis points. On the other side, the average cost of deposits increased from 4.42% in 1996 to 4.61% in 1997, a difference of 19 basis points. These factors combined to reduce the net yield, or interest margin from 4.60% in 1996 to 4.26% in 1997. Management expects this highly competitive environment to remain throughout 1998. Banking mergers within the Bank's marketing area are continuing to re-shape the local marketplace.

      Throughout the year, management reviews the credit quality of its loan portfolio, examines economic conditions, and assesses concentrations within the portfolio. These examinations serve to validate the allowance for possible loan losses. During 1997, specific credits were identified which required additional provisions to the allowance, and combined with the increased loan volumes, required a contribution from 1997's earnings of $500,000. The provision during 1996 was only $210,000.

      Total other income increased by 55% from $484,000 for 1996 to $749,000 for 1997, an increase of $265,000. Mortgage banking activities generated $216,000 of this increase as the Bank capitalized on favorable economic conditions to generate and sell mortgage loans into the secondary market through the Federal National Mortgage Association.

      Total other expenses increased from $4,928,000 for 1996 to $5,252,000 for 1997, an increase of $324,000 or 7%. Within this increase, salaries and benefits increased by $178,000 or 7% from $2,378,000 to $2,556,000. Contributing to this increase were increased staff, which raised the number of full-time equivalent employees from 79 at the end of 1996 to 87 at the end of 1997.

      The costs associated with foreclosed real estate decreased from $161,000 in 1996 to $43,000 in 1997. A reduced level of other real estate properties throughout the year provided this decrease. Marketing and advertising expenses increased by 20% growing from $263,000 in 1996 to $315,000 in 1997, a total of $52,000. Efforts in this area were focused primarily on building customer awareness about the Bank. Professional services, including costs associated with management consultants, strategic planning professionals, and employment search agencies, increased from $199,000 for 1996 to $232,000 for 1997, an increase of
$33,000 or 17%.

      Other expenses, which include all supplies, postage, travel and entertainment, and other expenses increased by $164,000 or 21% from $772,000 in 1996 to $936,000 in 1997. Income before income taxes decreased from $2,222,000 in 1996 to $1,835,000 in 1997, a decrease of $387,000 representing 17%. The resulting decrease in federal income taxes of $126,000 from $513,000 to $387,000 generated net income of $1,448,000 for 1997 compared with $1,709,000 for 1996, a decrease of $261,000 or 15%.

      Net income expressed on a per share basis, amounted to $1.21 per share in 1997 compared with $1.43 per share in 1996. The quarterly dividend of $.13 per share was paid throughout the year to generate annual dividends of $.52 per share in 1997 compared with $.49 per share in 1996. As a percentage of net income, the dividend payout ratio for 1997 was 43% compared with 34% for 1996.

Liquidity and Rate Sensitivity

      Through the years, the banking industry has adapted to an environment in which interest rates have fluctuated dramatically and in which depositors have been provided with liquid, rate sensitive investment options. The industry utilizes a process known as asset/liability management as a means of managing this adaptation.

      Asset/liability management is intended to provide for adequate liquidity and interest rate sensitivity by matching interest rate sensitive assets and liabilities and coordinating maturities and repricing characteristics on assets and liabilities.

      Approximately 26% of the total loan portfolio is subject to rate changes within one year. In addition, approximately 28% of the securities portfolio is scheduled to reprice within one year. Offsetting these rate sensitive assets are deposits repricing within one year. At the present time, the Bank's one-year gap is negative and signifies a decrease in net interest income in a rising rate environment. Throughout the year, the Bank attempts to structure its rate sensitivity position to minimize the risk to earnings in changing rate environments.

      Adequate liquidity means having the ability to obtain sufficient cash to meet all current and projected needs promptly and at a reasonable cost. These needs include deposit withdrawals, liability runoffs, and increased loan demand. The principal sources of liquidity are cash and due from banks, money market instruments, and all unpledged securities. Maturing loans and loan payments are other sources of liquidity as well as sales of loans into the secondary market.

      Other sources of liquidity are the federal funds market and the discount window of the Federal Reserve Bank. The Bank also maintains membership in the Federal Home Loan Banking system as an alternate source of liquidity. In view of all the factors involved, management believes that liquidity is adequate to meet all anticipated needs.

Capital Adequacy

      Federal bank regulatory agencies have established certain capital-related criteria that must be met by banks and bank holding companies. The measurements which incorporate the varying degrees of risk contained within the Bank's Balance Sheet and exposure to off-balance sheet commitments were established to provide a framework for comparing different institutions because of each institution's concentration of resources. See Note 12 of the financial statements for a discussion of regulatory capital requirements.

      The Company is not aware of any pending recommendations by regulatory authorities which would have a material impact on the Company's capital, resources, or liquidity if they were implemented, nor is the Company under any agreements with any regulatory authorities.

Year 2000

      The well-publicized "Year 2000 Problem" for computer-based date information will have an impact on the financial services industry. The Bank is no exception. A committee has been established within the Bank to develop a plan to address this issue. The committee has been charged with assessing the impact, identifying affected equipment, resolving problems, and testing the solutions. A regulatory deadline of the end of 1998 has been established.

      The Bank will also be working very closely with its data processing provider, Bisys, of Cherry Hill, New Jersey, to integrate and test all critical computer-based applications. The estimated cost to the Bank for this process is $50,000 which includes a certification process developed by Bisys in conjunction with the consulting firm of Arthur Andersen and Company.

Interest Rate Risk Management

      Interest rate risk management involves managing the extent to which interest-sensitive assets and interest-sensitive liabilities are matched. Interest rate sensitivity is the relationship between market interest rates and earnings volatility due to the repricing characteristics of assets and liabilities. The Company's net interest income is affected by changes in the level of market interest rates. In order to maintain consistent earnings performance, the Company seeks to manage, to the extent possible, the repricing characteristics of its assets and liabilities.

      The ratio between assets and liabilities repricing in specific time intervals is referred to as an interest rate sensitivity gap. Interest rate sensitivity gaps can be managed to take advantage of the slope of the yield curve as well as forecasted changes in the level of interest rate changes.

      One major objective of the Company when managing the rate sensitivity of its assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of the Company's Asset/ Liability Committee ("ALCO"), which is comprised of senior management and Board members. ALCO meets quarterly to monitor the ratio of interest sensitive assets to interest sensitive liabilities. The process to review interest rate risk management is a regular part of management of the Company. Consistent policies and practices of measuring and reporting interest rate risk exposure, particularly regarding the treatment of noncontractual assets and liabilities, are in effect. In addition, there is an annual process to review the interest rate risk policy with the Board of Directors which includes limits on the impact to earnings from shifts in interest rates.

      To manage the interest sensitivity position, an asset/ liability model called "gap analysis" is used to monitor the difference in the volume of the Company's interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect.

      At December 31, 1997, the Bank maintained a one year cumulative gap of negative $28.1 million or 15.6% of total assets. The effect of this gap position provided a negative mismatch of assets and liabilities which can expose the Bank to interest rate risk during a period of rising interest rates.

                                            Interest Sensitivity Gap at December 31, 1997
                                                         Three
                                              Within       to       One to     Over
                                              Three      Twelve     Three      Three
(in thousands)                                Months     Months     Years      Years
Interest earning assets:
  Interest bearing deposits in other banks    $    100   $      -   $      -   $      -
  Securities(1),(2)                              8,149      8,558      9,734     11,247
  Loans                                         29,022     22,231     25,550     52,976

Total interest earning assets                   37,271     30,789     35,284     64,223

Interest bearing liabilities:
  Interest bearing deposits(3)                   5,992     17,768     14,246     13,690
  Time deposits                                 49,642      6,916      7,682      7,383
  Time deposits $100,000 and over                2,690      1,412      1,332      1,280
  Other borrowed funds                          11,814          -          -          -

Total interest bearing liabilities              70,138     26,096     23,260     22,353

Interest sensitivity gap                      $(32,867)  $  4,693   $ 12,024   $ 41,870

Cumulative sensitivity gap                    $(32,867)  $(28,174)  $(16,150)  $ 25,720

_____________________

(1) Gross of unrealized gains/losses on available for sale securities.

(2) Investments and loans are included in the earlier of the period in which interest rates were next scheduled to adjust or the period in which they are due. In addition, loans were included in the periods in which they are scheduled to be repaid based on scheduled amortization. For amortizing loans and mortgage-backed securities, annual prepayment rates are assumed reflecting historical experience as well as management's knowledge and experience of its loan products.

(3) The Bank's demand and savings accounts were generally subject to immediate withdrawal. However, management considers a certain amount of such accounts to be core accounts having significantly longer effective maturities based on the retention experiences of such deposits in changing interest rate environments. The effective maturities presented are the FDICIA 305 recommended maturity distribution limits for nonmaturing deposits.

      Upon reviewing the current interest sensitivity scenario, decreasing interest rates could positively effect net income because the Company is liability sensitive. In a rising interest rate environment, net income could be negatively affected because more liabilities than assets will reprice during a given period.

      Certain shortcomings are inherent in the method of analysis presented in the above table. Although certain assets and liabilities may have similar maturities or period of repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the table. The ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

Capital

      The adequacy of the Company's capital is reviewed on an ongoing basis with regard to size, composition and quality of the Company's resources. An adequate capital base is important for continued growth and expansion in addition to providing an added protection against unexpected losses.

      An important indicator in the banking industry is the leverage ratio, defined as the ratio of common stockholders' equity less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at December 31, 1997 was 9.72% compared to 10.35% at December 31, 1996. This decrease is the direct result of the increase in average assets in 1997. For 1997 and 1996, the ratios were well above minimum regulatory guidelines.

      As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy. Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments. For the Company, Tier I capital consists of common stockholders' equity less intangible assets, and Tier II capital includes the allowable portion of the allowance for possible loan losses, currently limited to 1.25% of risk-weighted assets. By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier I Capital.

      The following table sets forth the Bank's capital and ratios. The Company's capital amounts and ratios were not materially different from those of the Bank.

                                                   December 31,
(Dollars in thousands)                          1997          1996
Tier I
  Common stockholders' equity (excluding
    unrealized appreciation on securities)     $ 17,411     $ 16,776
Tier II
  Allowable portion of allowance for loan
    losses                                        1,482        1,105

Risk-based capital                             $ 18,893     $ 17,881

Risk adjusted assets (including off-
  balance sheet exposures)                     $118,534     $101,660

Tier I risk-based capital ratio                   14.69%       16.50%
Total risk-based capital ratio                    15.94%       17.59%
Leverage ratio                                     9.72%       10.35%


      Regulatory guidelines require that Tier I capital and total risk-based capital to risk-adjusted assets must be at least 4.0% and 8.0%, respectively.

Liquidity and Funds Management

      Liquidity management is to ensure that adequate funds will be available to meet anticipated and unanticipated deposit withdrawals, debt servicing payments, investment commitments, commercial and consumer loan demand and ongoing operating expenses. Funding sources include principal repayments on loans and investment securities, sales of loans, growth in core deposits, short- and long-term borrowings and repurchase agreements. Regular loan payments are a dependable source of funds, while the sale of loans and investment securities, deposit flows, and loan prepayments are significantly influenced by general economic conditions and level of interest rates.

      At December 31, 1997, the Company maintained $5.60 million in cash and cash equivalents primarily consisting of cash and due from banks. In addition, the Company had $38.3 million in securities available for sale. The combined total of $43.9 million represented 24.4% of total assets at December 31, 1997. The Company believes that its liquidity is adequate.

      The Company considers its primary source of liquidity to be its core deposit base, which includes noninterest bearing and interest-bearing demand deposits, savings, and time deposits under $100,000. This funding source has grown steadily over the years and consists of deposits from customers throughout the branch network. The Company will continue to promote the growth of deposits through its branch offices. At December 31, 1997, approximately 78.7% of the Company's assets were funded by core deposits acquired within its market area. An additional 10.1% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

Recently Issued Accounting Standards

Reporting Comprehensive Income

      In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement, but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Statement
No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt Statement No. 130 in its March 31, 1998 Form 10-QSB. Reclassification of financial statements for earlier periods provided for comparative purposes will be required. Adoption of Statement No. 130 is not expected to have a material impact on the Company.

Operating Segment Disclosure

      In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement No. 131 is effective for periods beginning after December 15, 1997. The Company will adopt Statement No. 131 in its March 31, 1998 Form 10-QSB, and comparative information for earlier years will be restated. Adoption of Statement No. 131 is not expected to have a material impact on the Company.

Changes in Interest Income and Interest Expense

      The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate), and (2) changes in rate (changes in rate multiplied by average volume).

                   ANALYSIS OF CHANGES IN INTEREST INCOME(1)

                                      1997/1996 Increase (Decrease)        1996/1995 Increase (Decrease)
                                      Due to Change in                     Due to Change in
                                      Volume     Rate        Net           Volume     Rate        Net
Interest-bearing deposits in other
  banks and federal funds sold          (25)       (4)       (29)          (73)       (9)         (82)
Securities (taxable)                    171        70        241           186       104          290
Securities (tax-exempt)                 (37)      (17)       (54)            2       (26)         (24)
Loans                                   893      (371)       522           684       (62)         622
                                      -----      ----        ---           ---       ---          ---
     Total Interest Income            1,002      (322)       680           799         7          806
                                      -----      ----        ---           ---       ---          ---

Other borrowed funds                    276        36        312           (21)      (25)         (46)
Interest-bearing demand deposits          8        43         51            27       (26)           1
Savings deposits                         (4)      (13)       (17)           13       (84)         (71)
Time deposits                           317        55        372           366       (38)         328
                                      -----      ----        ---           ---       ---          ---
     Total Interest Expense             597       121        718           385      (173)         212
                                      -----      ----        ---           ---       ---          ---
Increase (Decrease)
  in Net Interest Income                405      (443)       (38)          414       180          594
                                      =====      ====        ===           ===       ===          ===

_________________

(1) Loan fees have been included in the change in interest income totals presented. Nonaccrual loans have been included in average loan balances.

Risk Elements

      The following table presents a summary of nonperforming loans and renegotiated loans for 1997 and 1996.

                              NONPERFORMING LOANS
                                (In Thousands)

                                               As of December 31,
                                                  1997     1996
Nonaccrual loans
    Real Estate                                  $  881     $253
    Consumer                                         45        4
    Commercial                                      458      517
      Total                                      $1,384     $774

Loans past due 90 days or more and still
  accruing interest
    Real Estate                                  $  452     $213
    Consumer                                        124      103
    Commercial                                      212        1
      Total loans past due 90 days or more       $  788     $317

Troubled debt restructurings
    Real Estate                                  $    0    $   0
    Consumer                                          0        0
    Commercial                                    1,757     1,246
      Total troubled debt restructurings         $1,757    $1,246

Amount of interest on loans which would have
  been recorded at original rates                $   42    $  90

Amount of interest which was reflected in
  income                                              0        0

Interest income not recognized on total
  nonaccrual loans                               $   42     $ 90

      The Bank generally places a loan on non-accrual after the loan is more than 90 days past due.

Allowance for Loan Losses

      The following tables set forth an analysis of the Company's allowance for loan losses for 1997 and 1996 and the allocation of the allowance.

                   Analysis of the Allowance for Loan Losses
                         (In Thousands Except Ratios)

                                                December 31,
                                              1997        1996

Balance, Beginning of Year                  $  1,105    $  1,179
  Charge-Offs
    Commercial                                    13         249
    Real estate                                   21           0
    Consumer                                     125          95
      Total                                      159         344

  Recoveries
    Commercial                                     1          17
    Real estate                                    0           0
    Consumer                                      36          43
      Total                                       37          60

Net Charge-Offs                                  122         284

Provision Charged to Operations                  500         210

Balance, End of Year                        $  1,483    $  1,105

Average Loans, Net                          $118,585    $108,796

Ratio of Net Charge-Offs to Average Loans       0.10%       0.26%

Ratio of Allowance Balance to Loans, End
  of Year                                       1.14%       1.00%

      The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expenses and reduced by net charge-offs. The Bank performs continuous credit reviews of the loan portfolio and considers current economic conditions, review of specific problem loans and other factors in determining the adequacy of the allowance balance.

      The following table details the allocation of the allowance for loan losses to the various loan categories. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future credit losses may occur. The total allowance is available to absorb losses from any segment of loans.

                    Allocation of Allowance for Loan Losses
                                (In Thousands)

                                      December 31,
                               1997                   1996
                                 Percent                Percent
                               of Loans in            of Loans in
                               Category to            Category to
                      Amount   Total Loans   Amount   Total Loans

Commercial            $  249      34.3%      $  198      29.7%
Real Estate              476      50.2%         107      56.0%
Consumer                 117      15.5%         178      14.3%
Total Allocated          842       100%         483       100%
Unallocated              641        --          622        --
    TOTAL             $1,483       100%      $1,105       100%

Loan Portfolio

      The following table sets forth the Company's loan distribution at December 31:

                                            1997         1996

Commercial, financial, agricultural       $ 44,547     $ 32,915
Real estate construction                     1,964        1,439
Real estate mortgage                        63,235       60,768
Consumer                                    20,033       15,756

                                          $129,779     $110,878

Loan Maturities

      The rate at which outstanding loans of the Bank at December 31, 1997 are maturing by major category is indicated by the table below.

                        Maturities of Outstanding Loans
                                (In Thousands)

                   Within    After One    After
                     One    But Within     Five
                    Year    Five Years    Years      Total

Real Estate       $ 2,255     $ 3,438    $59,506   $ 65,199
Consumer            1,177      10,197      8,659     20,033
Commercial         17,420      20,484      6,643     44,547

  Total           $20,852     $34,119    $74,808   $129,779

Excluding the loans maturing within one year listed above, $14,334,000 or 11.0% of the loan portfolio is sensitive to interest rate changes.

Maturity of Certificates of Deposit of $100,000 or More

      The following table sets forth the amounts of the Bank's certificates of deposit of $100,000 or more by maturity date.

                                                December 31, 1997
                                                  (In Thousands)

Three Months or Less                                  $2,102
Over Three Through Six Months                            958
Over Six Through Twelve Months                           867
Over Twelve Months                                     2,787

     TOTAL                                            $6,714

Securities Portfolio Maturities and Yields

      The following table sets forth information about the maturities and weighted average yield on the Company's securities portfolio. Floating rate, immediately repriceable items are included in the first column, and yields are not reported on a tax equivalent basis.

                                  December 31, 1997
                                    (In Thousands)
                    Due in  After 1   After 5
                    1 Year  Year to  Years to    After
                   or Less  5 Years  10 Years  10 Years   Total

Obligations of     $8,124   $11,086   $1,535    $4,400   $25,145
  the U.S.           6.29%     6.74%    7.00%     7.30%     6.71%
  Treasury and
  other U.S.
  Government
  Agencies and
  Corporations


State and          $2,505   $6,747    $  393    $  693   $10,338
  Municipal          5.11%    5.33%     6.39%     7.07%     5.44%
  Obligations


Other Securities   $   0    $1,046    $    0     $  24   $ 1,070
                       0 %    7.23%        0%     7.23%     7.23%



Securities Portfolio

      The following table sets forth the carrying value of the Company's investment securities at its last two fiscal year ends:

                                               As of December 31,
                                                 1997       1996
                                                 (In Thousands)

U.S. Treasuries                                $10,292    $10,205
U.S. Government Agencies                        15,221     16,584
State and Political Subdivisions                10,589     10,914
Other Securities and Equity Securities           2,244      1,987
                                               $38,346    $39,690

      For purposes of the above table, all securities are classified as available for sale and are reflected at fair value.

Other Borrowed Funds

      Short-term borrowings at December 31, 1997 consisted of borrowings from the Federal Home Loan Bank (FHLB) under a renewable line of credit arrangement and a repurchase agreement, both of which mature in 1998 with variable interest rates which were 6.21% and 5.63% respectively. The borrowings are collateralized by certain qualifying assets of the Bank.

      Short-term borrowings at December 31, 1996, consisted of borrowings from FHLB under a line of credit arrangement which matured in 1997, bearing interest at 5.43%. The borrowings were collateralized by certain qualifying assets of the Bank.

      An additional source of funds for the Bank is federal funds purchased, of which $3,814,000 and $0 were outstanding at December 31, 1997 and 1996 respectively. The federal funds purchased typically mature in one day.

      Information concerning the short-term borrowings at FHLB is summarized as follows at December 31:

                                        1997         1996

Line of credit                         $5,000       $5,700
Repurchase agreement                    3,000          -

                                       $8,000       $5,700

Average balance during the year         6,968        3,304
Average interest rate during the year    5.83         5.72
Maximum month-end balance during
  the year                              9,000        5,700

                     Average Balances, Rates and Net Yield

      The following table sets forth the average daily balances of major categories of interest earning assets and interest bearing liabilities, the average rate paid thereon, and the net interest margin for each of the periods indicated.

                                    For the Year Ended             For the Year Ended
                                    December 31, 1997              December 31, 1996
                                               (in thousands, except rates)
                                       Interest                        Interest
                            Average     Income/   Average    Average   Income/    Average
                            Balance     Expense     Rate     Balance    Expense     Rate
U.S. Gov't Securities       $ 10,327    $  619     5.99%    $ 10,766    $   623    5.79%
U.S. Gov't Agencies           13,024       945     7.26%       9,006        647    7.19%
Municipal Obligations(1)      10,741       576     5.36%      11,417        630    5.52%
Other Securities               6,295       431     6.85%       7,242        484    6.55%
  Investments                 40,387     2,571     6.37%      38,431      2,384    6.18%

Interest-bearing deposits
  and federal funds sold         370        13     3.51%         939         42    4.47%

Real Estate Loans             63,271     5,373     8.49%      62,425      5,503    8.82%
Consumer Loans                17,765     1,643     9.25%      15,632      1,528    9.77%
Commercial Loans              38,911     3,420     8.79%      31,981      2,883    9.01%
  Loans                     $119,947   $10,436     8.70%    $110,038      9,914    8.95%

Earning Assets              $160,704   $13,020     8.10%    $149,408    $12,340    8.26%

Money Market Accounts       $ 28,007   $   787     2.81%    $ 27,709    $   736    2.66%
Savings Deposit               24,524       509     2.08%      24,719        526    2.13%
Time Deposits                 72,317     4,342     6.00%      66,969      3,970    5.93%
Interest-bearing Deposits   $124,848   $ 5,638     4.52%    $119,397    $ 5,232    4.40%
Other Borrowed Funds           9,343       544     5.82%       4,268        232    5.44%
Interest-bearing
  Liabilities               $134,191     6,182     4.61%    $123,665      5,464    4.42%

Noninterest-bearing
  Deposits                  $ 18,040                        $ 16,896
Interest Rate Spread                               3.49%                           3.84%

NET INTEREST MARGIN                     $ 6,838    4.26%                $ 6,876    4.60%

_______________

(1) Rates on Municipal Obligations are not reported on a tax-equivalent basis.

(2) Nonaccrual loans have been included in average loan balances.

Dividends and Stockholders' Equity

      The Company increased its dividends in 1997 to $0.52 per share from $0.49 per share in 1996. The Company's dividend payout ratio increased from 34.2% in 1996 to 42.7% in 1997 due to the decrease in the Company's net income. The Company's ratio of average stockholders' equity to average assets for the year ended December 31, 1997 was 10.31%.

                                           Year ended December 31
                                            1997            1996

Return on assets                            0.85%           1.08%
Return on equity                            8.21%          10.36%
Dividend payment ratio                     42.75%          34.17%
Equity to assets ratio                     10.31%          10.42%

Item 7.  Financial Statements.

                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
First Leesport Bancorp, Inc.
Leesport, Pennsylvania

      We have audited the accompanying consolidated balance sheets of First Leesport Bancorp, Inc. and its wholly-owned subsidiary, The First National Bank of Leesport, as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Leesport Bancorp, Inc. and its wholly-owned subsidiary, The First National Bank of Leesport, as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



Reading, Pennsylvania
January 9, 1998
                                    Beard & Company, Inc.

                         FIRST LEESPORT BANCORP, INC.
                       AND ITS WHOLLY-OWNED SUBSIDIARY,
                      THE FIRST NATIONAL BANK OF LEESPORT
                          CONSOLIDATED BALANCE SHEETS

                                                December 31,
                                               1997        1996
                                                (In Thousands)
ASSETS
Cash and due from banks                     $  5,456    $  5,087
Interest-bearing deposits in other banks         100         112
      Total cash and cash equivalents          5,556       5,199

Federal funds sold                                 -         448
Securities available for sale                 38,346      39,690
Loans, net of allowance for loan losses
  1997 $1,483; 1996 $1,105                   128,296     109,773
Bank premises and equipment, net               3,844       3,328
Accrued interest receivable and other
  assets                                       4,223       3,585
      Total assets                          $180,265    $162,023

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits:
    Non-interest bearing                    $ 18,466    $ 16,937
    Interest-bearing                         130,033     120,600
      Total deposits                         148,499     137,537

  Federal funds purchased                      3,814           -
  Short-term borrowings                        8,000       5,700
  Accrued interest payable and other
    liabilities                                1,789       1,665
      Total liabilities                      162,102     144,902

Stockholders' Equity
  Common stock, par value $ 5 per share;
    authorized 2,000,000 shares; issued
    1,200,000 shares                           6,000       6,000
  Surplus                                      3,000       3,000
  Retained earnings                            8,850       8,021
  Net unrealized appreciation on
    securities available for sale, net
    of taxes                                     434         221
  Treasury stock, at cost 8,829 shares          (121)       (121)
      Total stockholders' equity              18,163      17,121
      Total liabilities and stockholders'
        equity                              $180,265    $162,023

See Notes to Consolidated Financial Statements.

                         FIRST LEESPORT BANCORP, INC.
                       AND ITS WHOLLY-OWNED SUBSIDIARY,
                      THE FIRST NATIONAL BANK OF LEESPORT
                       CONSOLIDATED STATEMENTS OF INCOME

                                       Years Ended December 31,
                                       1997     1996      1995
                                       (In Thousands, Except Per
                                             Share Amounts)
Interest income:
  Loans receivable, including fees   $10,436   $ 9,914   $ 9,292
  Securities:
    Taxable                            1,995     1,754     1,464
    Tax-exempt                           576       630       654
  Other                                   13        42       124
    Total interest income             13,020    12,340    11,534

Interest expense:
  Deposits                             5,638     5,232     4,974
  Borrowings                             544       232       278
    Total interest expense             6,182     5,464     5,252
    Net interest income                6,838     6,876     6,282

Provision for loan losses                500       210       270
    Net interest income after
      provision for loan losses        6,338     6,666     6,012

Other income:
  Customer service fees                  313       311       285
  Mortgage banking activities            290        74        73
  Other income                           146        99       135
  Net realized loss on sale of
    securities                             -         -       (34)
    Total other income                   749       484       459

Other expenses:
  Salaries and employee benefits       2,556     2,378     2,237
  Occupancy                              416       424       411
  Equipment                              289       291       266
  Computer services                      304       289       270
  Taxes, other than income               161       151       147
  Foreclosed real estate                  43       161        39
  Marketing and advertising              315       263       180
  Professional services                  232       199       145
  Other expenses                         936       772       907
    Total other expenses               5,252     4,928     4,602

Income before income taxes             1,835     2,222     1,869
Federal income taxes                     387       513       417
    Net income                       $ 1,448   $ 1,709   $ 1,452
    Basic earnings per share         $  1.21   $  1.43   $  1.22

See Notes to Consolidated Financial Statements.
                         FIRST LEESPORT BANCORP, INC.
                       AND ITS WHOLLY-OWNED SUBSIDIARY,
                      THE FIRST NATIONAL BANK OF LEESPORT
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    Years Ended December 31, 1997, 1996 and 1995
                                                            Net Unrealized
                                                             Appreciation
                                                            (Depreciation)
                                                             On Securities
                              Common             Retained      Available     Treasury
                               Stock   Surplus   Earnings      For Sale        Stock
                                                 (In Thousands)
Balance, December 31, 1994    $6,000    $3,000    $5,980        $(258)        $(121)
  Net income                       -         -     1,452            -             -
  Cash dividends, $.45
    per share                      -         -      (536)           -             -
  Net change in unrealized
    appreciation on
    securities available
    for sale, net of taxes         -         -         -          760             -

Balance, December 31, 1995     6,000     3,000     6,896          502          (121)
  Net income                       -         -     1,709            -             -
  Cash dividends, $ .49 per
    share                          -         -      (584)           -             -
  Net change in unrealized
    appreciation (depre-
    ciation) on securities
    available for sale, net
    of taxes                       -         -         -         (281)            -

Balance, December 31, 1996     6,000     3,000     8,021          221          (121)
  Net income                       -         -     1,448            -             -
  Cash dividends, $ .52 per
    share                          -         -      (619)           -             -
  Net change in unrealized
    appreciation on
    securities available
    for sale, net of taxes         -         -         -          213             -

Balance, December 31, 1997    $6,000    $3,000    $8,850        $ 434         $(121)

See Notes to Consolidated Financial Statements.

                         FIRST LEESPORT BANCORP, INC.
                       AND ITS WHOLLY-OWNED SUBSIDIARY,
                      THE FIRST NATIONAL BANK OF LEESPORT
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Years Ended December 31,
                                                1997        1996        1995
                                                      (In Thousands)
Cash Flows From Operating Activities
  Net income                                 $  1,448    $  1,709    $  1,452
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                     500         210         270
    Provision for depreciation and
      amortization                                274         295         268
    Net amortization (accretion) of invest-
      ment securities premiums and discounts       (4)        (18)         61
    Net cash provided by loans held for sale      252          36          53
    Gain on sale of securities and loans         (252)        (36)        (19)
    Increase in accrued interest receivable
      and other assets                           (748)       (151)       (149)
    Increase (decrease) in accrued interest
      payable and other liabilities               124         (34)        315

  Net cash provided by operating activities     1,594       2,011       2,251

Cash Flows From Investing Activities
  Proceeds from sales of securities
    available for sale                              -           -       2,579
  Proceeds from principal repayments and
    maturities of securities available for
    sale                                        7,943       7,404       1,697
  Proceeds from principal repayments and
    maturities of securities held to
    maturity                                        -           -       3,324
  Purchase of securities available for sale    (6,272)     (9,654)     (3,173)
  Purchase of securities held to maturity           -           -      (6,975)
  Purchase of life insurance                        -      (1,785)          -
  Net (increase) decrease in federal funds
    sold                                          448         153        (601)
  Loans made to customers, net of
    principal collected                       (19,023)     (5,891)     (7,299)
  Purchases of bank premises and equipment       (790)       (309)       (105)
  Net cash used in investing activities       (17,694)    (10,082)    (10,553)

Cash Flows From Financing Activities
  Net increase in deposits                     10,962       4,099      16,025
  Net increase (decrease) in federal
    funds purchased                             3,814           -      (5,493)
  Net proceeds (repayments) of short-term
    borrowings                                  2,300       5,700      (2,000)
  Repayment of long-term debt                       -      (1,000)          -
  Dividends paid                                 (619)       (572)       (524)
  Net cash provided by financing activities    16,457       8,227       8,008
  Increase (decrease) in cash and cash
    equivalents                                   357         156        (294)

  Cash and cash equivalents:
    January 1                                   5,199       5,043       5,337
    December 31                              $  5,556    $  5,199    $  5,043

  Cash payments for:
    Interest                                 $  6,093    $  5,423    $  5,071
    Income taxes                             $    685    $    530    $    415

See Notes to Consolidated Financial Statements.

                         FIRST LEESPORT BANCORP, INC.
                       AND ITS WHOLLY-OWNED SUBSIDIARY,
                      THE FIRST NATIONAL BANK OF LEESPORT
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Presentation of cash flows:

      For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing demand deposits in other banks.

      Securities:

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

      Loans held for sale:

            Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value. All sales are made without recourse.
      There were no loans held for sale at December 31, 1997 and 1996.

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

      Loan servicing:

            The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on loan type, term and interest rates of the underlying loans. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

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

      Earnings per share:

            The Company adopted FASB Statement No. 128, "Earnings Per Share" in 1997. Since the Company has a simple capital structure, previously reported earnings per share for 1996 and 1995 equal basic earnings per share as reflected in the consolidated statements of income. The weighted average number of common shares outstanding was 1,191,171 in 1997, 1996 and 1995 respectively.

      Reclassifications:

            Certain items in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the 1997 consolidated financial statement presentation format. Such reclassifications had no impact on net income.

2.    Restrictions on Cash and Due from Bank Balances

      The Bank is required to maintain average reserve balances with the Federal Reserve Bank. For the years 1997 and 1996, the average of these reserve balances approximated $705,000 and $650,000 respectively.

3.    SECURITIES

      The amortized cost of available for sale securities and their approximate fair values at December 31 were as follows:

                                                      Gross        Gross
                                       Amortized   Unrealized   Unrealized     Fair
                                          Cost        Gains       Losses      Value
                                                       (In Thousands)
      December 31, 1997:
        U.S. Treasury securities        $10,188       $114        $ (10)     $10,292
        U.S. Government agencies         10,921         95          (17)      10,999
        Mortgage-backed securities        4,036        193           (7)       4,222
        Obligations of state and
          political subdivisions         10,338        251            -       10,589
        Corporate securities              1,070         32            -        1,102
        Equity securities                 1,135          7            -        1,142
                                        $37,688       $692        $ (34)     $38,346
      December 31, 1996:
        U.S. Treasury securities        $10,186       $ 65        $ (46)     $10,205
        U.S. Government agencies         11,998         58          (95)      11,961
        Mortgage-backed securities        4,510        123          (10)       4,623
        Obligations of state and
          political subdivisions         10,698        223           (7)      10,914
        Corporate securities              1,070         24            -        1,094
        Equity securities                   893          -            -          893
                                        $39,355       $493        $(158)     $39,690

      Equity securities are comprised primarily of stock in the Federal Reserve Bank, the Federal Home Loan Bank and
      Atlantic Central Bankers' Bank.

      The amortized cost and fair value of securities as of December 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid without penalty.

                                      Amortized Cost   Fair Value
                                             (In Thousands)

     Due in one year or less              $10,629        $10,638
     Due after one year through
       five years                          18,879         19,255
     Due after five years through
       ten years                            1,917          1,945
     Due after ten years                    1,092          1,144
     Mortgage-backed securities             4,036          4,222
     Equity securities                      1,135          1,142
                                          $37,688        $38,346

      Securities with an amortized cost of $3,596,000 and $2,197,000 at December 31, 1997 and 1996 respectively were pledged to secure public deposits and for other purposes as required or permitted by law.

      There were no sales of securities in 1997 and 1996. Gross gains of $4,000 and gross losses of $38,000 were realized on sales of securities available for sale in 1995.

4.    LOANS RECEIVABLE

      The components of loans receivable at December 31, 1997 and 1996 were as follows:

                                               1997        1996
                                                (In Thousands)
     Commercial                             $ 44,547    $ 32,915
     Real estate construction                  1,964       1,439
     Commercial real estate                   10,350       3,075
     Residential real estate                  52,885      57,693
     Credit card                                 665         667
     Consumer                                 19,368      15,089
                                             129,779     110,878
     Allowance for loan losses                (1,483)     (1,105)
                                            $128,296    $109,773

      Changes in the allowance for loan losses were as follows:

                                        Years Ended December 31,
                                       1997      1996      1995
                                             (In Thousands)
     Balance, beginning               $1,105    $1,179    $1,124
     Provision for loan losses           500       210       270
     Loans charged off                  (159)     (344)     (329)
     Recoveries                           37        60       114
       Balance, ending                $1,483    $1,105    $1,179

      The recorded investment in impaired loans, not requiring an allowance for loan losses, was $-0- at December 31, 1997 and 1996. The recorded investment in impaired loans requiring an allowance for loan losses was $944,000 and $517,000 at December 31, 1997 and 1996 respectively. At December 31, 1997 and 1996, the related allowance for loan losses associated with those loans was $195,000 and $171,000 respectively. For the years ended December 31, 1997, 1996 and 1995, the average recorded investment in these impaired loans was $1,009,000, $726,000 and $888,000 respectively, and the interest income recognized on impaired loans was $42,000, $2,000 and $-0- respectively.

5.    LOAN SERVICING

      Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of these loans as of December 31, 1997 and 1996 was $25,392,000 and $19,013,000 respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing and included in other liabilities were approximately $173,000 and $100,000 at December 31, 1997 and 1996 respectively. Mortgage servicing rights of $158,000 were capitalized in 1997. Amortization of mortgage servicing rights was $13,000 in 1997; and the net carrying value of $145,000 approximates its fair value at December 31, 1997. Mortgage servicing rights were not capitalized in 1996 because they were not material.

6.    BANK PREMISES AND EQUIPMENT

      Components of bank premises and equipment were as follows:

                                                    December 31,
                                                   1997     1996
                                                   (In Thousands)

     Land and land improvements                   $  982   $  706
     Bank buildings                                3,691    3,590
     Bank furniture and equipment                  2,408    2,017
                                                   7,081    6,313
     Less accumulated depreciation                 3,237    2,985
                                                  $3,844   $3,328

      Certain bank facilities and equipment are leased under various operating leases. Rental expense for these leases was $72,000, $55,000 and $65,000 respectively for the years ended December 31, 1997, 1996 and 1995. Future minimum rental commitments under noncancellable leases are as follows (in thousands):

     1998                                                    $ 62
     1999                                                      39
     2000                                                      20
     2001                                                      20
                                                             $141

7.    DEPOSITS

      The components of deposits at December 31, 1997 and 1996 were as follows:

                                                1997       1996
                                                 (In Thousands)

     Demand, non-interest bearing             $ 18,466   $ 16,937
     Demand, interest bearing                   28,133     28,004
     Savings                                    23,563     24,050
     Time, $ 100,000 and over                    6,714      4,562
     Time, other                                71,623     63,984
                                              $148,499   $137,537

      At December 31, 1997, the scheduled maturities of time deposits are as follows (in thousands):

     1998                                                 $43,889
     1999                                                  15,043
     2000                                                   9,981
     2001                                                   1,806
     2002                                                   7,618
                                                          $78,337

8.    BORROWINGS

      The Bank has a line of credit commitment from the Federal
      Home Loan Bank (FHLB) for borrowings up to $6,000,000, which expires March 25, 1998. No amounts were outstanding under this line at December 31, 1997 and 1996.

      Short-term borrowings at December 31, 1997 consisted of borrowings from the FHLB under a line of credit arrangement and a repurchase agreement, both of which mature in 1998 with variable interest rates which were 6.21% and 5.63% respectively. The borrowings are collateralized by certain qualifying assets of the Bank.

      Short-term borrowings at December 31, 1996 consisted of borrowings from the FHLB under a line of credit arrangement which matured in 1997, bearing interest at 5.43%. The borrowings were collateralized by certain qualifying assets of the Bank.

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

      Net pension cost for this plan consisted of the following components:

                                         Years Ended December 31,
                                          1997     1996     1995
                                              (In Thousands)

     Service cost (benefits earned)      $ 101    $  96    $ 101
     Interest cost on projected benefit
       obligation                          100      112      113
     Actual return on plan assets         (270)    (151)    (212)
     Net amortization and deferral         127       15      104
                                         $  58    $  72    $ 106

      The following table sets forth the Plan's funded status and amounts recognized in the accompanying consolidated balance sheets:

                                                  December 31,
                                                1997       1996
                                                 (In Thousands)
     Actuarial present value of benefit
       obligations:
       Vested benefits                        $(1,139)   $(1,012)

       Accumulated benefits                   $(1,175)   $(1,034)

       Projected benefits                     $(1,704)   $(1,440)

     Plan assets at fair value, principally
       mutual funds                             1,711      1,512

     Plan assets in excess of projected
       benefit obligation                           7         72
     Unrecognized prior service cost               26         28
     Unrecognized net loss                        234        159
     Unrecognized net transition asset           (200)      (223)

         Prepaid pension cost                 $    67    $    36

      Assumptions used by the Bank in the determination of pension plan information consisted of the following:

                                                 December 31,
                                             1997    1996    1995

     Discount rate                          6.50%   7.00%   7.00%
     Rate of increase in compensation
       levels                               4.00%   4.50%   4.50%
     Expected long-term rate of return
       on plan assets                       8.00%   8.00%   8.00%

      The Bank has a 401(k) plan which covers employees who meet the eligibility requirements of having worked 1,000 hours in a plan year and have attained the age of 21. Participants are permitted to contribute from 1% - 10% of compensation. The Bank matches 50% of the participant's contributions up to a maximum match of 3-1/2%. The expense related to this plan was $45,000, $43,000 and $43,000 for the years ended December 31, 1997, 1996 and 1995 respectively.

      The Bank has entered into deferred compensation agreements with certain directors and a salary continuation plan for certain key employees. At December 31, 1997 and 1996, the present value of the future liability was $258,000 and $153,000 respectively. To fund the benefits under these agreements, the Bank is the owner and beneficiary of life insurance policies on the lives of the directors and employees. These policies had an aggregate cash surrender value of $2,080,000 and $1,859,000 at December 31, 1997 and
      1996 respectively. For the years ended December 31, 1997, 1996 and 1995, $102,000, $65,000 and $2,300 respectively was charged to expense in connection with these agreements.

10.  INCOME TAXES

      The components of income tax expense are as follows:

                                         Years Ended December 31,
                                          1997      1996     1995
                                               (In Thousands)

     Current                              $440      $460     $375
     Deferred                              (53)       53       42

                                          $387      $513     $417

      The income tax provision includes $(12,000) in 1995 of income taxes (benefit) related to losses on the sale of securities of $34,000.

      Reconciliation of the statutory income tax expense computed at 34% to the income tax expense included in the consolidated statements of income is as follows:

                                         Years Ended December 31,
                                          1997     1996     1995
                                              (In Thousands)
     Federal income tax at statutory
       rate                              $ 624    $ 755    $ 636
     Tax exempt interest                  (229)    (246)    (257)
     Interest disallowance                  30       29       30
     Other                                 (38)     (25)       8
                                         $ 387    $ 513    $ 417

      Net deferred tax assets consisted of the following components as of December 31, 1997 and 1996:

                                                   1997     1996
                                                   (In Thousands)
     Deferred tax assets:
       Allowance for loan losses                  $ 366    $ 237
       Deferred compensation                         64       28
       Deferred loan fees                            42       85

           Total deferred tax assets                472      350

     Deferred tax liabilities:
       Prepaid pension                              (23)     (12)
       Bank premises and equipment                  (78)     (66)
       Securities                                     -       (3)
       Mortgage servicing rights                    (49)       -
       Net unrealized appreciation on securities
         available for sale                        (224)    (114)

           Total deferred tax liabilities          (374)    (195)

           Net deferred tax assets                $  98    $ 155

11.   TRANSACTIONS WITH EXECUTIVE OFFICERS AND DIRECTORS

      The Bank has had banking transactions in the ordinary course of business with its executive officers and directors and their related interests on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At
      December 31, 1997 and 1996, these persons were indebted to the Bank for loans totaling $3,418,000 and $3,106,000 respectively. During 1997, $1,898,000 of new loans were made and repayments totaled $1,586,000.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

      As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

      The Bank's actual capital amounts and ratios are also presented below. The Company's capital amounts and ratios were not materially different from those of the Bank.

                                                                        To Be Well
                                                    For Capital      Capitalized Under
                                                      Adequacy       Prompt Corrective
                                    Actual            Purposes       Action Provisions
                                Amount    Ratio    Amount   Ratio    Amount      Ratio
                                            (Dollar Amounts In Thousands)
     As of December 31, 1997:
       Total capital (to risk
         weighted assets)      $18,893   15.94%   $>9,483  >8.00%   $>11,853   >10.00%
       Tier I capital (to
         risk weighted assets)  17,411   14.69     >4,741  >4.00      >7,112    >6.00
       Tier I capital (to
         average assets)        17,411    9.72     >7,165  >4.00      >8,956    >5.00

     As of December 31, 1996:
       Total capital (to risk
         weighted assets)      $17,881   17.59%   $>8,133  >8.00%   $>10,166   >10.00%
       Tier I capital (to
         risk weighted
         assets)                16,776   16.50     >4,066  >4.00      >6,100    >6.00
       Tier I capital (to
         average assets)        16,776   10.35     >6,483  >4.00      >8,104    >5.00

      The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 1998 without approval of the Comptroller of the Currency of approximately $1,775,000 plus an additional amount equal to the Bank's net profit for 1998, up to the date of any such dividend declaration. As of December 31, 1997, the Company has declared a $.13 per share cash dividend for stockholders of record on January 2, 1998, payable January 15, 1998.

13.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

      The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, letters of credit and commitments to sell loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

      The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

      A summary of the contractual amount of the Bank's financial instrument commitments is as follows:

                                                   December 31,
                                                  1997      1996
                                                  (In Thousands)

     Commitments to extend credit               $17,873   $14,799
     Outstanding letters of credit                  648       441
     Commitments to sell loans                        -         -

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

15.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year ends and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

      The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at December 31, 1997 and 1996:

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

      Short-term borrowings and federal funds purchased:

      The carrying amounts of short-term borrowings and federal funds purchased approximate their fair values.

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

      The estimated fair values of the Company's financial instruments at December 31, 1997 and 1996 were as follows:

                                                1997                    1996
                                       Carrying   Estimated    Carrying   Estimated
                                        Amount    Fair Value    Amount    Fair Value
                                                      (In Thousands)
      Financial Assets:
        Cash and cash equivalents      $  5,556    $  5,556    $  5,199    $  5,199
        Federal funds sold                    -           -         448         448
        Securities                       38,346      38,346      39,690      39,690
        Loans receivable, net           128,296     129,393     109,773     109,666
        Accrued interest receivable       1,292       1,292       1,183       1,183

      Financial Liabilities:
        Deposits                        148,499     149,394     137,537     138,098
        Federal funds purchased           3,814       3,814           -           -
        Short-term borrowings             8,000       8,000       5,700       5,700
        Accrued interest payable            892         892         803         803

      Off-Balance Sheet Financial
        Instruments:
        Commitments to extend credit          -           -           -           -
        Standby letters of credit             -           -           -           -
        Commitments to sell loans             -           -           -           -

16.   FIRST LEESPORT BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL
      INFORMATION

                                Balance Sheets

                                                   December 31,
                                                  1997      1996
                                                  (In Thousands)
     ASSETS
       Cash                                     $   155   $   168
       Investment in bank subsidiary             17,877    17,029
       Securities available for sale                210         -
       Premises and equipment and other assets       71        69
                                                $18,313   $17,266

     LIABILITIES AND STOCKHOLDERS' EQUITY
       Liabilities, other                       $   150   $   145
       Stockholders' equity                      18,163    17,121
                                                $18,313   $17,266

                             Statements of Income

                                        Years Ended December 31,
                                        1997      1996      1995
                                             (In Thousands)

     Dividends from bank subsidiary   $  858    $  632    $  536
     Other income                         44        35        38
     Other expenses                      (94)      (93)     (101)
                                         808       574       473
     Equity in undistributed net
       income of bank subsidiary         640     1,135       979
         Net income                   $1,448    $1,709    $1,452

                        Statements of Cash Flows

                                       Years Ended December 31,
                                       1997      1996      1995
                                            (In Thousands)
     CASH FLOWS FROM OPERATING
       ACTIVITIES
       Net income                    $1,448    $ 1,709    $1,452
       Depreciation                       4          4         3
       Undistributed earnings of
         bank subsidiary               (640)    (1,135)     (979)
       Increase in other liabilities      2          -        39
       Increase in other assets          (5)         -         -

           Net cash provided by
             operating activities       809        578       515

     CASH FLOWS USED IN INVESTING
       ACTIVITIES
       Purchase of investment
         securities                    (203)         -         -

     CASH FLOWS USED IN FINANCING
       ACTIVITIES
       Cash dividends paid             (619)      (572)     (524)
       Increase (decrease) in cash      (13)         6        (9)

     Cash:
       Beginning                        168        162       171
       Ending                        $  155    $   168    $  162

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

      None.

                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

      The name, age, principal occupation, business experience during the past five years, and other information with respect to each director and executive officer of the Company is set forth on pages 3, 4 and 7 of the Company's Proxy Statement dated
March 9, 1998, prepared in connection with the Company's Annual Meeting of Stockholders to be held on April 14, 1998 (the "Proxy Statement"), and such information is incorporated herein by reference thereto.

Item 10.  Executive Compensation.

      Information with respect to the compensation of executive officers and directors of the Company is set forth on pages 6, 8 and 9 of the Proxy Statement and is incorporated herein by reference thereto.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

      Information relating to those persons who, to the knowledge of the Company's management, may be deemed to be the beneficial owners, either directly or indirectly, of 5% or more of the shares of the outstanding Common Stock of the Company as of February 28, 1998, is set forth on page 10 of the Proxy Statement and is incorporated herein by reference thereto.

      Information relating to beneficial ownership of shares of the Company's Common Stock owned by each director, nominee, and executive officer and by all directors and executive officers, as a group, as of February 28, 1998, is set forth on pages 3, 4 and 7 of the Proxy Statement and is incorporated herein by reference thereto.

Item 12.  Certain Relationships and Related Transactions.

      Information relating to business relationships and transactions between the Company and members of management or their affiliates is set forth on page 10 of the Proxy Statement and is incorporated herein by reference thereto.

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

      10.4        Employment Agreement between the First National
                  Bank of Leesport and John T. Connelly*

      10.5        The First National Bank of Leesport 401(k)
                  Retirement Savings Plan (Incorporated herein by reference to Exhibit 10.4 to Registrant's annual report on Form 10-K for the year ended
                  December 31, 1990.)*

      10.6        Lease Agreement for Wernersville branch
                  (Incorporated herein by reference to Exhibit 10.5 to Registrant's annual report on Form 10-KSB for the year ended December 31, 1995.).

      10.7 Lease Agreement for Wyomissing, Pennsylvania loan production office (Incorporated herein by reference to Exhibit 10.6 to Registrant's annual report on Form 10-KSB for the year ended
                  December 31, 1995.).

      10.8        Supplemental Executive Retirement Plan
                  (Incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).*

      10.9        Deferred Compensation Plan for Directors
                  (Incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).*

      11 No statement setting forth the computation of per share earnings is included because, pursuant to Instruction (b)(11) to Item 601 of Regulation S-B, such computation is reflected clearly in the financial statements set forth in response to
                  Item 7 of this Report.

      21          Subsidiaries of First Leesport Bancorp, Inc.

      27.1        Financial Data Schedule (included herein)
_____________________
* Denotes a management contract or compensatory plan or arrangement.

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                  Signatures

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 9, 1998                       FIRST LEESPORT BANCORP, INC.

                                    By /s/ John T. Connelly
                                          John T. Connelly,
                                          President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John T. Connelly         President and Chief    March 9, 1998
John T. Connelly             Executive Officer,
                             Director

/s/ Frederick P. Henrich     Treasurer, Chief       March 9, 1998
Frederick P. Henrich         Financial Officer,
                             and Chief Accounting
                             Officer

/s/ Louis D. Bruno           Director               March 9, 1998
Louis D. Bruno

/s/ Joseph M. Fabrizio       Director               March 9, 1998
Joseph M. Fabrizio

/s/ Richard L. Henry         Director               March 9, 1998
Richard L. Henry

/s/ William Keller           Director               March 9, 1998
William Keller

/s/ Michael D. Mathias       Director               March 9, 1998
Michael D. Mathias

/s/ Harry J. O'Neill III     Director               March 9, 1998
Harry J. O'Neill III

                             Director               March 9, 1998
Karen A. Rightmire

/s/ Alfred J. Weber          Director               March 9, 1998
Alfred J. Weber

/s/ Daniel W. Weist          Director               March 9, 1998
Daniel W. Weist

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

      10.1 Contract between the First National Bank of Leesport and Bisys (formerly Automatic Data Processing, Inc.). (Incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form 10 of Registrant.)

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

      10.4        Employment Agreement between the First National
                  Bank of Leesport and John T. Connelly*

      10.5        The First National Bank of Leesport 401(k)
                  Retirement Savings Plan. (Incorporated herein by reference to Exhibit 10.4 to Registrant's annual report on Form 10-K for the year ended
                  December 31, 1990.)*

      10.6        Lease Agreement for Wernersville branch.
                  (Incorporated herein by reference to Exhibit 10.5 to Registrant's annual report on Form 10-KSB for the year ended December 31, 1995.).

      10.7 Lease Agreement for Wyomissing, Pennsylvania loan production office. (Incorporated herein by reference to Exhibit 10.6 to Registrant's annual report on Form 10-KSB for the year ended
                  December 31, 1995.).

      10.8        Supplemental Executive Retirement Plan.
                  (Incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).*

      10.9        Deferred Compensation Plan for Directors.
                  (Incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).*

      11 No statement setting forth the computation of per share earnings is included because, pursuant to Instruction (b)(11) to Item 601 of Regulation S-B, such computation is reflected clearly in the financial statements set forth in response to
                  Item 7 of this Report.

      21          Subsidiaries of First Leesport Bancorp, Inc.

      27.1        Financial Data Schedule (included herein)
_____________________
* Denotes a management contract or compensatory plan or arrangement.