Form 10QSB
period 1998-03-31
FIRST LEESPORT BANCORP INC
filed 1998-05-13
CIK 775662

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

        X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1998, or

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


            Class                           Outstanding at May 1, 1998
Common Stock ($5.00 par value)                      1,191,171 Shares


                    Part I  -  FINANCIAL INFORMATION

                FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
              UNAUDITED, CONSOLIDATED, CONDENSED BALANCE SHEETS
                           (Amounts in thousands)

                                                      Mar.31    Dec. 31
ASSETS                                                 1998       1997
                                                     ______     ______
Cash and Due from Banks                             $ 4,745    $ 5,456
Interest-bearing Deposits in Other Banks                 41        100
                                                     ______     ______
Total Cash and Balances Due from Banks                4,786      5,556

Federal Funds Sold                                    3,290          0
Securities Available for Sale                        37,079     38,346

Loans, Net of Unearned Income                       133,432    129,779
Less: Allowance for Loan Losses                      (1,555)    (1,483)
                                                    _______    _______
Net Loans                                           131,877    128,296

Bank Premises and Equipment, Net                      4,041      3,844
Other Real Estate Owned                                 135        182
Accrued Interest Receivable and Other Assets          4,020      4,041
                                                    _______    _______
            Total Assets                            185,228    180,265

LIABILITIES

Deposits:
Non-interest Bearing                               $ 21,615   $ 18,466
Interest Bearing                                    137,844    130,033
                                                    _______    _______
Total Deposits                                      159,459    148,499

Federal Funds Purchased                                   0      3,814
Short-term Borrowings                                 5,000      8,000
Accrued Interest Payable                                793        892
Other Liabilities                                     1,854        897
                                                    _______    _______
            Total Liabilities                       167,106    162,102

STOCKHOLDERS' EQUITY
Common Stock, $5.00 Par Value per Share;
Authorized 2,000,000 Shares, Issued 1,200,000
Shares.                                            $  6,000   $  6,000
Surplus                                               3,000      3,000
Retained Earnings                                     8,893      8,850
Net Unrealized Appreciation on
Securities Available for Sale, Net of Taxes             350        434
Treasury Stock, 8,829 Shares at Cost                   (121)      (121)
                                                    _______    _______
            Total Stockholders' Equity               18,122     18,163
                                                    _______    _______
      Total Liabilities and Stockholders' Equity    185,228    180,265

The accompanying notes are an integral part of these condensed financial statements.

                 FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
             UNAUDITED, CONSOLIDATED, CONDENSED STATEMENTS OF INCOME
                (Amounts in thousands, except per share data)
                                             Three Months
                                             Ended Mar.31
                                             1998       1997
                                            ______     ______
INTEREST INCOME
Interest & Fees on Loans                   $ 2,660    $ 2,444
Interest on Federal Funds Sold                  22          7
Interest on Securities:
   Taxable                                     412        474
   Tax-exempt                                  137        148
                                             _____      _____
TOTAL INTEREST INCOME                        3,231      3,073

INTEREST EXPENSE
Interest on Deposits                         1,539      1,330
Interest on Borrowed Funds                     105         76
                                             _____      _____
TOTAL INTEREST EXPENSE                       1,644      1,406
                                             _____      _____
NET INTEREST INCOME                          1,587      1,667
Provision for Loan Losses                       90        140

   Net Interest Income after                 _____      _____
   Provision for Loan Losses                 1,497      1,527

OTHER INCOME
Customer Service Fees                           61         70
Mortgage Banking Activities                     79        103
Other Income                                   101         37
Realized Gain on Sale of Securities             32          0
                                               ___        ___
TOTAL OTHER INCOME                             273        210

OTHER EXPENSES
Salaries and Benefits                          770        642
Occupancy Expense                              117        118
Furniture and Equipment Expense                 95         67
Computer Services                              115         72
Other Operating Expenses                       441        370
                                             _____      _____
TOTAL OTHER EXPENSES                         1,538      1,269
                                             _____      _____
Income Before Income Taxes                     232        468
Federal Income Taxes                            33        117
                                             _____      _____
NET INCOME                                     199        351

EARNINGS PER SHARE DATA
Based on Average Shares Outstanding      1,191,171  1,191,171
   Basic Earnings per Share                 $ 0.17     $ 0.29
   Dividends                                $ 0.13     $ 0.13

The accompanying notes are an integral part of these condensed financial statements.

FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

                                                    Three Months Ended
                                                          March 31,
                                                      1998        1997
                                                      _____      _____
Net Income                                           $  199     $  351

Other comprehensive income, net of tax:
     Unrealized (losses) on securities
     Arising during the period, net of tax
     1998 - $43; 1997 - $158.                           (63)      (307)

     Less: Reclassification adjustments for
     Gains included in net income                       (21)         0

                                                       ____       ____
     Other comprehensive income                         (84)      (307)
                                                       ____       ____
Comprehensive income                                 $  115     $   44

The accompanying notes are an integral part of these condensed financial statements.

              FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
        UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             (Amounts in thousands, except per share data)

                                                    Three Months Ended
                                                          March 31,
                                                       1998      1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                        $   199   $    351
Provision for loan losses                              90        140
Provision for depreciation and amortization            96         67
Net amortization (accretion) of securities
   premiums and discounts                              (5)         2
Realized gain on sale of securities                   (32)         0
Loans originated for sale                          (3,741)      (852)
Proceeds from sales of loans                        3,809        945
(Gain) on sales of loans                              (68)       (93)
(Increase) Decrease in accrued interest receivable
   and other assets                                    68        (60)
Increase (Decrease) in accrued interest payable
   and other liabilities                              858        120
                                                   ______      _____
NET CASH PROVIDED BY OPERATING ACTIVITIES           1,206        527

CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-sale securities:
Proceeds from principal repayments and maturities
   of securities                                    2,408      1,527
Proceeds from sales of securities                   1,008          0
Purchase of securities                             (2,243)    (2,541)
Net (Increase) decrease in federal funds sold      (3,290)      (238)
Loans made to customers, net of principal collected(3,653)    (1,634)
Purchases of bank premises and equipment             (197)       (69)
                                                   ______     ______
NET CASH USED IN INVESTING ACTIVITIES              (5,967)    (2,955)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                           10,960      3,014
Net decrease in federal funds purchased            (3,814)      (700)
Net repayments of short-term borrowings            (3,000)         0
Proceeds from long-term debt                            0          0
Dividends paid                                       (155)      (155)
                                                   ______      _____
NET CASH PROVIDED BY FINANCING ACTIVITIES           3,991      2,159
                                                   ______      _____
Decrease in cash and cash equivalents                (770)      (269)

Cash and cash equivalents:    Beginning             5,556      5,199
                              Ending                4,786      4,930

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:

Interest paid                                     $ 1,743    $ 1,501
Income taxes paid                                       0          0

The accompanying notes are an integral part of these condensed financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All significant intercompany accounts and transactions have been eliminated.

2. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

3. The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", in June 1997. The Company adopted the provisions of the new standard in the first quarter of 1998. In accordance with the Statement, prior year financial statements have been reclassified in order to be consistent with the current year presentation. The only comprehensive income item that the company presently has is unrealized gains (losses) on securities available for sale.

4.  There were no loans held for sale at March 31, 1998.

              MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Financial Condition

The Company's assets increased by 2.8% between December 31, 1997 and March 31, 1998, growing by $4,963,000 to $185,228,000 from $180,265,000.
Net loan growth comprised $3,581,000 of this increase as the Company continues to focus on growing the Bank's total resources primarily through loan growth.

During the period, the Bank opened a temporary facility in Hamburg, Berks County, Pennsylvania while a permanent facility was being constructed. The permanent facility, which will include an automated teller machine and drive-up services is scheduled to open during May 1998.

Net commercial loans increased from $44,658,000 at December 31, 1997 to $47,015,000 at March 31, 1998 as the Bank retains these loans within its portfolio. This growth, $2,357,000, provides approximately two-thirds of the total net growth in the loan portfolio as the majority of mortgages originated were sold shortly thereafter. Between December 31, 1997 and March 31, 1998, $3,741,000 of mortgages were sold into the secondary market.

The investment portfolio decreased from $38,346,000 at December 31, 1997 to $37,079,000 at March 31, 1998, a decrease of $1,267,000 or 3.3%. Of this decrease, $976,000 was due to the sale of some corporate securities out of the portfolio. Many of the securities that matured or were called during the period were replaced with similar amounts of purchased securities, primarily callable agency securities and adjustable mortgage-backed securities.

Federal funds sold increased from December 31, 1997 to March 31, 1998 as increases in deposit balances provided excess liquidity for the Bank.

Bank premises and equipment increased by $197,000 or 5.1% between December 31, 1997 and March 31, 1998 growing from $3,844,000 to
$4,041,000. Much of this increase came from costs associated with building the new facility in Hamburg. The Bank also installed a bank-wide computer network during the period, and the costs associated with this project are also included in this total.

Total deposits increased by $10,960,000 or 7.4% growing from $148,499,000 at December 31, 1997 to $159,459,000 at March 31, 1998. Much of this growth can be attributed to new product promotions including an account tied to the U.S. Treasury Bill index. In addition, the opening of the temporary facility contributed to the overall increase in deposits, including the $3,149,000 or 17.1% increase in non-interest bearing demand deposits.

The increase in deposits allowed the Bank to repay some of the borrowed funds that it obtained throughout 1997. At December 31, 1997, these borrowings totaled $11,814,000. By March 31, 1998, the balances outstanding amounted to $5,000,000, a decrease of $6,814,000. The Bank will continue to borrow funds as it deems prudent to provide for liquidity needs and loan demand.

Total stockholders' equity decreased between December 31, 1997 and March 31, 1998 primarily due to a decrease of $84,000 in the net unrealized appreciation on securities available for sale. This amount, which is largely dependent on economic conditions and market activity, decreased from $434,000 at December 31, 1997 to $350,000 at March 31, 1998. At
March 31, 1998, stockholders' equity equaled $18,122,000 compared with $18,163,000 at December 31, 1997, a decrease of $41,000 or 0.2%.

Results of Operations
Three Month Periods Ended March 31, 1998 and 1997

Total interest income increased from $3,073,000 for the three months ended March 31, 1997 compared to $3,231,000 for the three months ended March 31, 1998, an increase of $158,000 or 5.1%. Increased interest and fees on loans contributed $216,000 toward this amount while interest on securities and federal funds sold decreased by $58,000 between the two periods. The change in interest income earned on loans is due to an increase in the loan portfolio, while a decline in yields on investment securities attributed to the aforementioned decrease.

Total interest expense increased from $1,406,000 for the first three months of 1997 compared to $1,644,000 for the first three months of 1998, an increase of $238,000 or 16.9%. Interest on deposit accounts increased by $209,000 representing almost 90% of this total.

The overall cost of deposits increased from 4.38% for the first three months of 1997 to 4.61% for the first three months of 1998. Net interest income decreased by $80,000 or 4.8% from $1,667,000 for the first three months of 1997 to $1,587,000 for the first three months of 1998.

The provision for loan losses decreased to $90,000 for the quarter ended March 31, 1998 compared with $140,000 for the quarter ended March 31, 1997, a decrease of $50,000 or 35.7%.

Total other income increased by $63,000 or 30.0% from $210,000 for the first three months of 1997 to $273,000 for the first three months of 1998. Included within this increase is a decrease in the amount of customer service fees of $9,000 between the two periods as the Bank began offering free checking services during the first quarter of 1998. Also included within the $63,000 increase is a gain on the sale of securities of $32,000 during the first quarter of 1998.

Total other expenses increased by $269,000 or 21.2% from $1,269,000 for the first three months of 1997 to $1,538,000 for the first three months of 1998. Increases in salaries and benefits accounted for 47.6% of this overall increase which was caused by the costs involved with expanding the number of hours that the retail offices are open combined with the cost of hiring additional workers for those offices. Salaries and benefits increased by $128,000, or 19.9% from $642,000 for the first quarter of 1997 to $770,000 for the first quarter of 1998.

The remaining other operating expense categories increased by $141,000 or 22.5%. This includes the cost of opening the temporary Hamburg facility, data processing costs, and the costs of equipment installation and depreciation related to the Bank's networked computer system.

Income before taxes decreased by 50.4% or $236,000 between the two periods, decreasing from $468,000 for the first quarter of 1997 to $232,000 for the first quarter of 1998. This decrease resulted in a decrease of $84,000 in the amount of federal income taxes expensed during the period. Net income for the first quarter of 1997 was $351,000 while net income for the first quarter of 1998 was $199,000, resulting in a decrease of $152,000 or 43.3%.

Expressed on a per share basis, net income decreased to $0.17 per share for the first quarter of 1998 compared with $0.29 per share for the first quarter of 1997. Dividends paid during the two periods remained steady at $0.13 per share.

Year 2000

The Bank has established a Year 2000 committee to address the issues associated with how computers store and process date information and how that will be affected by the turn of the Century. The Committee consists of individuals throughout the Bank and has been charged with assessing the impact, identifying affected equipment, resolving problems, and testing the solutions. A regulatory deadline of the end of 1999 has been established for this process.

The Bank will also be working very closely with its data processing provider, Bisys, of Cherry Hill, New Jersey, to integrate and test all critical computer-based applications. While the estimated expense to the Bank during 1998 is expected to exceed $50,000, the Bank's investment in hardware and software to address the problem may be substantially higher.


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

The Bank's one-year interest sensitivity gap is negative $31,664,000 representing a larger pool of repricing deposits than earning assets. In a rising rate environment, the cost to maintain this pool of funds will rise resulting in a smaller net interest margin.

The following table shows the repricing periods of interest earning assets and interest bearing liabilities as of March 31, 1998:

                         INTEREST RATE SENSITIVITY
                           (Amounts in thousands)

                                        Repricing Period
                            Within      One Year to      Over
                           One Year      Five Years   Five Years  Total
Interest Earning Assets:

Interest-bearing Balances  $    41      $     0      $     0    $    41
Federal Funds Sold           3,290            0            0      3,290
Securities                   8,488       10,257       18,334     37,079
Net Loans                   32,344       40,962       58,571    131,877
                           _______      _______      _______   ________
Total Interest Earning
     Assets                $44,163      $51,219      $76,905   $172,287

Interest Earning Liabilities:

Total Interest-Bearing
   Deposits               $ 96,271      $41,573      $     0   $137,844
Other Borrowed Funds         5,000            0            0      5,000
                          ________      _______      _______   ________
Total Interest Earning
     Liabilities          $101,271      $41,573      $     0   $142,844
                          ________      _______      _______   ________
Rate Sensitivity Gap      $(57,108)     $ 9,646      $76,905   $ 29,443
                          ________      _______      _______   ________

Capital Adequacy

The following table provides information about the capital of the Bank as it relates to regulatory minimums as of selected Balance Sheet dates:

                                                    Actual     Actual
                                       Regulatory   Mar.31,    Dec. 31,
                                        Minimum       1998       1997
Tier I Capital to Risk-Adjusted Assets   4.00%      14.64%      14.69%
Total Capital to Risk-Adjusted Assets    8.00%      15.89%      15.94%
Leverage Ratio                           3.00%       9.56%       9.72%

          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to Vote of Security Holders

          None

Item 5.   Other Information

          The Board of Directors of First Leesport Bancorp, Inc. at its March 10, 1998 meeting, declared a $.13 per share cash dividend to be paid April 15, 1998 to holders of record on April 1, 1998.


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



                                        FIRST LEESPORT BANCORP, INC.
                                                    (Registrant)




Dated:  May 13, 1998                      By  John T. Connelly
                                              John T. Connelly
                                              President and
                                              Chief Executive Officer

Dated:  May 13, 1998                     By  Frederick P. Henrich
                                              Frederick P. Henrich
                                              Treasurer and
                                              Chief Accounting Officer