Form 10QSB
period 1998-06-30
FIRST LEESPORT BANCORP INC
filed 1998-08-14
CIK 775662

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

        X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1998, or

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


            Class                         Outstanding at August 1, 1998
Common Stock ($5.00 par value)                      1,191,371 Shares


                    Part I  -  FINANCIAL INFORMATION

                FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
              UNAUDITED, CONSOLIDATED, CONDENSED BALANCE SHEETS
                           (Amounts in thousands)

                                                     June 30    Dec. 31
ASSETS                                                 1998       1997
                                                     ______     ______
Cash and Due from Banks                             $ 4,219    $ 5,456
Interest-bearing Deposits in Other Banks                132        100
                                                     ______     ______
Total Cash and Balances Due from Banks                4,351      5,556

Federal Funds Sold                                        0          0
Securities Available for Sale                        48,292     38,346

Loans, Net of Unearned Income                       140,399    129,779
Less: Allowance for Loan Losses                      (1,602)    (1,483)
                                                    _______    _______
Net Loans                                           138,797    128,296

Bank Premises and Equipment, Net                      5,032      3,844
Accrued Interest Receivable and Other Assets          4,709      4,223
                                                    _______    _______
            Total Assets                            201,181    180,265

LIABILITIES

Deposits:
Non-interest Bearing                               $ 21,688   $ 18,466
Interest Bearing                                    142,408    130,033
                                                    _______    _______
Total Deposits                                      164,096    148,499

Federal Funds Purchased                               2,588      3,814
Short-term Borrowings                                 5,000      8,000
Long-term Debt                                       10,000          0
Accrued Interest Payable and Other Liabilities        1,346      1,789
                                                    _______    _______
            Total Liabilities                       183,030    162,102


STOCKHOLDERS' EQUITY
Common Stock, $5.00 Par Value per Share;
Authorized 2,000,000 Shares, Issued 1,200,000
Shares.                                            $  6,000   $  6,000
Surplus                                               3,003      3,000
Retained Earnings                                     8,947      8,850
Net Unrealized Appreciation on
Securities Available for Sale, Net of Taxes             319        434
Treasury Stock, 1998 - 8,629; 1997 - 8,829
Shares at Cost                                         (118)      (121)
                                                    _______    _______
            Total Stockholders' Equity               18,151     18,163
                                                    _______    _______
      Total Liabilities and Stockholders' Equity    201,181    180,265

The accompanying notes are an integral part of these condensed financial statements.

                 FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
             UNAUDITED, CONSOLIDATED, CONDENSED STATEMENTS OF INCOME
                (Amounts in thousands, except per share data)
                                          Three Months    Six Months
                                         Ended June 30   Ended June 30
                                          1998    1997    1998    1997
                                        _______ _______ _______ _______
INTEREST INCOME
Interest & Fees on Loans                $ 2,887 $ 2,479 $ 5,547 $ 4,923
Interest on Federal Funds Sold               15       7      37      14
Interest on Securities:
   Taxable                                  586     525     998     999
   Tax-exempt                               139     147     276     295
                                          _____   _____   _____   _____
TOTAL INTEREST INCOME                     3,627   3,158   6,858   6,231

INTEREST EXPENSE
Interest on Deposits                      1,674   1,386   3,213   2,716
Interest on Borrowed Funds                  209     104     314     180
                                          _____   _____   _____   _____
TOTAL INTEREST EXPENSE                    1,883   1,490   3,527   2,896
                                          _____   _____   _____   _____
NET INTEREST INCOME                       1,744   1,668   3,331   3,335
Provision for Loan Losses                   155     120     245     260

   Net Interest Income after              _____   _____   _____   _____
   Provision for Loan Losses              1,589   1,548   3,086   3,075


OTHER INCOME
Customer Service Fees                        44      74     118     144
Mortgage Banking Activities                 118      22     186     115
Other Income                                146     123     245     170
Realized Gain on Sale of Securities           0       5      32       5
                                          _____   _____   _____   _____
TOTAL OTHER INCOME                          308     224     581     434

OTHER EXPENSES
Salaries and Benefits                       710     656   1,480   1,238
Occupancy Expense                           130      96     247     214
Furniture and Equipment Expense             104      72     199     148
Computer Services                            63      72     178     144
Other Operating Expenses                    633     453   1,074     874
                                          _____   _____   _____   _____
TOTAL OTHER EXPENSES                      1,640   1,349   3,178   2,618
                                          _____   _____   _____   _____
Income Before Income Taxes                  257     423     489     891
Federal Income Taxes                         48      94      81     211
                                          _____   _____   _____   _____
NET INCOME                                  209     329     408     680

EARNINGS PER SHARE DATA
Based on Average Shares Outstanding   1,191,204       1,191,188
                                              1,191,171       1,191,171

Basic Earnings per Share                   0.17    0.28    0.34    0.57
Dividends                                  0.13    0.13    0.26    0.26

The accompanying notes are an integral part of these condensed financial statements.

FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
                                                     Six Months Ended
                                                          June 30,
                                                      1998        1997
                                                      _____      _____
Net Income                                           $  408     $  680
Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities
     Arising during the period, net of tax
     Expense (benefit) 1998 - ($59); 1997 - $0.         (94)         0
     Less: Reclassification adjustments for
     Gains included in net income net of tax
     Expense (benefit) 1998 - $11; 1997 - $2.            21          3
                                                       ____       ____
     Other comprehensive income                        (115)        (3)
                                                       ____       ____
Comprehensive income                                 $  293     $  677

The accompanying notes are an integral part of these condensed financial statements.

              FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
        UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             (Amounts in thousands, except per share data)

                                                      Six Months Ended
                                                          June 30,
                                                       1998      1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                        $   408   $    680
Provision for loan losses                             245        260
Provision for depreciation and amortization           194        135
Net amortization (accretion) of securities
   premiums and discounts                             (10)         4
Realized gain on sale of securities                   (32)        (5)
Loans originated for sale                         (11,146)    (1,001)
Proceeds from sales of loans                       11,332      1,094
(Gain) on sales of loans                             (186)       (93)
(Increase) Decrease in accrued interest receivable
   and other assets                                  (405)      (103)
Increase (Decrease) in accrued interest payable
   and other liabilities                             (443)      (236)
                                                    _____      _____
NET CASH PROVIDED BY OPERATING ACTIVITIES             (43)       735

CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-sale securities:
Proceeds from principal repayments and maturities
   of securities                                    3,601      3,945
Proceeds from sales of securities                   1,008          0
Purchase of securities                            (14,710)    (7,037)
Net decrease in federal funds sold                      0        419
Loans made to customers, net of repayments        (10,746)    (9,037)
Purchases of bank premises and equipment           (1,382)       (59)
                                                   ______     ______
NET CASH USED IN INVESTING ACTIVITIES             (22,229)   (11,769)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                           15,597      5,810
Net decrease in federal funds purchased            (1,226)     2,200
Net repayments of short-term borrowings            (3,000)     3,000
Proceeds from long-term debt                       10,000          0
Dividends paid                                       (310)      (310)
Issuance of Treasury Stock                              6          0
                                                    _____     ______
NET CASH PROVIDED BY FINANCING ACTIVITIES          21,067     10,700


Decrease in cash and cash equivalents              (1,205)      (334)
Cash and cash equivalents:    Beginning             5,556      5,199
                                                    _____      _____
                              Ending                4,351      4,865

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:

Interest paid                                     $ 3,531    $ 2,895
Income taxes paid                                     180        310

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

2. The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

4. There were no loans held for sale at June 30, 1998.

5. The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. The effect of adopting the provisions of this Statement is not expected to have a material impact on the Company's financial position or results of operations.

              MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Financial Condition

The Company's resources increased by 11.6% between December 31, 1997 and June 30, 1998, growing by $20,916,000 between the two dates. At June 30, 1998, total assets amounted to $201,181,000 compared with $180,265,000 at December 31, 1997. Within this growth, Securities Available for Sale increased by $9,946,000 and Net Loans increased by $10,501,000.

The securities available for sale portfolio grew in order to take advantage of an arbitrage opportunity during April of 1998. The Company borrowed $10,000,000 from the Federal Home Loan Bank of Pittsburgh and invested it in U.S. Government Agency obligations while locking in a 110 basis point spread for two years. In addition, corporate securities of $976,000 were sold resulting in a gain of $32,000. Many of the securities that matured or were called during the period were replaced with similar amounts of agency securities or adjustable mortgage-backed securities. Many of the agency securities that were added to the portfolio include call features. In all likelihood, these call features probably will be exercised and the Bank may have to replace, and thereby reprice, these securities prior to their stated maturity dates. For purposes of asset-liability management, however, these callable securities are categorized by their final maturity dates.

Net Loans increased by 8.2% from $128,296,000 at December 31, 1997 to $138,797,000 at June 30, 1998 primarily due to growth in the mortgage portfolio and the commercial loan portfolio. These two categories accounted for over 90% of the increase. The mortgage portfolio increased by $ 5,045,000 between the two dates and the commercial loan portfolio increased by $ 4,554,000 between December 31, 1997 and June 30, 1998 as well. During this period, sales of mortgages into the secondary market increased by $8,980,000 over and above the net growth of $5,045,000 noted above.

The Allowance for Possible Loan Losses increased by $119,000 between December 31, 1997 and June 30, 1998. The Allowance is reviewed continually by management to ensure that an adequate reserve has been established to meet any potential losses resulting from loan problems or identified potential problems. With the Allowance representing 1.14% of Total Loans at June 30, 1998, management feels that an adequate reserve has been established.

Between December 31, 1997 and June 30, 1998, Cash and Cash Equivalents decreased by $1,205,000 or 21.7% from $5,556,000 to $4,351,000. Much of this decrease, 98.6%, was offset by increases in Bank Premises and Equipment during the first six months of 1998. The Bank opened a full service office in the Borough of Hamburg, Pennsylvania, early in 1998 and installed a wide area network throughout the Bank during the first quarter of the year.


Presently, the Bank is constructing another new office at the intersections of Routes 73 and 662 in Ruscombmanor Township in Berks County, Pennsylvania. This office is expected to open early in September and will include an automated teller machine as well as safe deposit facilities. It will not include a drive-up facility however. In addition, some hardware and software that had to be replaced in order to be compliant with the Year 2000 requirements were installed during the period.

Deposits increased by $15,597,000 or 10.5% between December 31, 1997 and June 30, 1998 growing from $148,499,000 to $164,096,000. In addition to the Hamburg Office noted above, the Bank has targeted deposits for growth during 1998. To this end, the Bank has established a money market account tied directly to the 91-day U.S. Treasury Bill rate and has created additional tiered-rate products to provide a more flexible array of deposit products for customers. The Bank now offers additional IRA products and terms, and has established Roth IRA products as well.

While this deposit growth is encouraging, the Bank has increased its total resources through other sources. Outstanding borrowings from correspondent banking affiliates, primarily the Federal Home Loan Bank of Pittsburgh, have increased by $5,774,000 or 48.9% between December 31, 1997 when they totaled $11,814,000 to June 30, 1998 when they amounted to $17,588,000. Management reviews its relationship with the Federal Home Loan Bank regularly and feels comfortable with the level of funds borrowed at this time. Available credit lines are adequate to continue to support this strategy.

Stockholders' Equity decreased between the two dates, declining by $12,000 from $18,163,000 at December 31, 1997 to $18,151,000 at June 30,
1998 as dividends paid and changes in unrealized security gains and losses more than offset the amount of earnings retained.

Expressed in per share data, Stockholders' Equity amounted to $15.24 at June 30, 1998 compared to $15.25 at December 31, 1997. At June 30, 1998, the Company's total risk-weighted capital ratio was 15.13% compared with 15.94% at December 31, 1997. The regulatory required minimum ratio is 8.00%. In addition, the Company's leverage ratio is at 9.15% as of June 30, 1998 down from 9.72% as of December 31, 1997. The regulatory required minimum ratio is 3.00%.

Results of Operations
Three Month Periods Ended June 30, 1998 and 1997

Total interest income for the three months ended June 30, 1998 was $3,627,000 compared with $3,158,000 for the same period in 1997, an increase of $469,000 or 14.9%. Within this component, interest and fees on loans increased by $408,000 or 16.5% between the two periods.

Growth in interest on securities and federal funds sold of $61,000 or 9.0% between the second quarter of 1997 and the second quarter of 1998 helped increase this total as the effort to grow the Bank's resources helped generate additional interest income.

Interest expense on deposits increased by $288,000 or 20.8% between the three month period ended June 30, 1997 and the three month period ended June 30, 1998 growing from $1,386,000 to $1,674,000 respectively.

Meanwhile, with the additional borrowings from the Federal Home Loan Bank helping to fund the Bank's growth, interest on borrowed funds increased dramatically, 101.0% or $105,000 between the two periods. For the second quarter of 1997 this expense amounted to $104,000 while the second quarter of 1998 reflected a total of $209,000.

Both of these factors combined to increase total interest expense by $393,000 or 26.4% between the three months ended June 30, 1997 and 1998.

As a result of these shifts, net interest income increased by $76,000 or 4.6% from $1,668,000 for the second quarter of 1997 to $1,744,000 for the second quarter of 1998.

The provision for loan losses taken from the second quarter's earnings for 1998 amounted to $155,000 compared with $120,000 for the same period in 1997. A monthly review of the level of potential problem loans combined with loans that were charged-off during the period required this additional provision during May of 1998.

The level of net interest income after the provision for loan losses for the three months ended June 30, 1998 was $1,589,000 which was $41,000 or 2.6% higher than the amount recorded during the same period in 1997.

Total other income increased by $84,000 or 37.5% between the second quarter of 1997 and the second quarter of 1998 growing from $224,000 to $308,000 respectively. Mortgage banking activities provided $96,000 toward this net figure as the level of loans sold during the period increased dramatically. A reduction in customer service fees from $74,000 to $44,000 between the two periods is attributed to a more customer friendly service charge routine and the introduction of free checking products to help the Bank more effectively compete in its market area. Other income, including ATM surcharge fees which were introduced during the third quarter of 1997 increased from $123,000 for the second quarter of 1997 to $146,000 for the second quarter of 1998.

Management recognizes the need to continue to find ways to increase non-interest related income and is working to strengthen this piece of the income stream.

Total other expenses increased by $291,000 or 21.6% from $1,349,000 for the second quarter of 1997 to $1,640,000 for the second quarter of 1998. Included within this increase, salaries and benefits increased by $54,000 or 8.2% due to additional staff needed to support the expanded retail delivery system.

Combined occupancy Expenses and Furniture and Equipment Expense increased by $66,000 or 39.3% between the three month periods ended June 30, 1997 and 1998 growing from $168,000 to $234,000 respectively. These expenses reflect the additional costs associated with the implementation of a bank-wide computer network and the costs of opening the Hamburg Office and its associated furniture and equipment.

Other operating expenses which includes supplies, forms, and related costs, increased by $180,000 or 39.7% between the two quarters. Also included within this category is marketing and advertising costs needed to promote the opening of the Hamburg office.

Income before income tax expense declined by $166,000 or 39.2% between the two periods because of the above. With the resulting decline in income tax expenses between the two periods, net income decreased by $120,000 or 36.5% between the second quarter of 1997 and the second quarter of 1998. Earnings per share decreased from $0.28 per share form the second quarter of 1997 to $0.17 per share for the second quarter of 1998. The dividend rate remained the same at $0.13 per share.


Six-Month Periods Ended June 30, 1998 and 1997

Total interest income increased by $627,000 or 10.1% between the first six months of 1997 and 1998 growing from $6,231,000 to $6,858,000 respectively. All of this increase came from interest and fees on loans that increased by $624,000 between the two periods. This increase is a direct result of the increased level of lending activity during the period.

Interest on deposits increased $497,000 or 18.3% in 1998 as a result of a renewed effort by management to focus on deposit growth. Additional interest expense was paid on borrowed funds, the majority of which was paid to the Federal Home Loan Bank of Pittsburgh. This category increased by $134,000 representing 74.4% growing from $180,000 to $314,000 between the two periods.

Total interest expense increased by $631,000 or 21.8% to support the growth in resources noted above. The resulting net interest income amount, however, remained stable.

The provision for loan losses decreased slightly, $15,000 or 5.8% between the first half of 1997 and the first half of 1998 and amounted to $245,000 at June 30, 1998 compared with $260,000 at June 30, 1997.

Net interest income after the provision for loan losses increased by $11,000 or 0.4% between the two periods, growing from $3,075,000 for the six months ended June 30, 1997 to $3,086,000 for the six months ended June 30, 1998.

Total other income increased by $147,000 or 33.9% between the first half of 1997 and the first half of 1998 with half of this increase $71,000, coming from an increase in income from mortgage banking activities. Income generated by mortgage banking activities grew to $186,000 for the first six months of 1998 up from $115,000 for the same period in 1997, an increase of 61.7%. In addition, while income from customer service fees declined by $26,000 due to changes in the deposit service fee schedule and product designs, other income increased by $75,000 or 44.1% between the two periods. An additional $27,000 in gains on the sale of securities was recognized in 1998 compared with 1997.

Total other expenses increased by $560,000 or 21.4% from the six months ended June 30, 1997 when it totaled $2,618,000 to the $3,178,000 for the first six months of 1998. Almost half of this increase $242,000 representing 19.5% growth since last year, came in the salaries and benefits area as the costs of staffing a new office along with extending the number of hours helped increase these expenses from $1,238,000 to $1,480,000 between the two periods.

Costs associated with buildings and equipment increased by $84,000 or 23.2% between the first half of 1997 and the first half of 1998 reflecting the expansion of the retail network in the Hamburg Area. Other operating expenses increased by $200,000 or 22.9% between the two periods growing from $874,000 for the first six months of 1997 to $1,074,000 for the first six months of 1998. Contributing to this increase were marketing related promotions of the new deposit products in addition to the Hamburg Office, and professional and consulting expenses associated with the design and installation of the local area network.

Income before income tax expense decreased by $402,000 or 45.1% between the two periods resulting in a decrease in income tax expense as well. Income tax expense decreased by $130,000 or 61.6% declining from $211,000 for the first half of 1997 compared with $81,000 for the first half of 1998. The resulting net income of $408,000 for the first six months of 1998 represents a decrease of $272,000 or 40.0% from the $680,000 earned during the first half of 1997.

Earnings per share for the first six months of 1998 were $0.34 per share compared with $0.57 per share in 1997. During the period, dividends paid per share remained constant at $0.26 per share.


Year 2000

The Bank has established a Year 2000 committee to address the issues associated with how computers store and process date information and how that will be affected by the turn of the Century. The Committee consists of individuals throughout the Bank and has been charged with assessing the impact, identifying affected equipment, resolving problems, and testing the solutions. A regulatory deadline of the end of 1998 has been established for this process.

The Bank will also be working very closely with its data processing provider, Bisys, of Cherry Hill, New Jersey, to integrate and test all critical computer-based applications. While the estimated expense to the Bank during 1998 is not expected to exceed $50,000, the Bank's investment in hardware and software to address the problem may be substantially higher.

One of the key processing components has already been scheduled for replacement during October 1998 and will cost approximately $30,000 for both hardware and software. Testing of all of the critical applications will take place throughout the fourth quarter of 1998, and the Bank has established a contingency plan in conjunction with Bisys in the event that key components may not test accurately.

Minor, sub-applications have already been reviewed along with all of the network hardware installed early in 1998. One software package was replaced as part of that review at a cost of $20,000. Communications with many loan customers have been established to ascertain what exposure the Bank may realize in the event these customers are not ready for the year 2000.


Liquidity and Interest Rate Sensitivity

The banking industry has been required to adapt to an environment in which interest rates have been volatile and deposit deregulation has provided customers with the opportunity to invest in liquid, interest rate-sensitive deposits. The banking industry has adapted to this environment by using a process known as asset/liability management.


Adequate liquidity means the ability to obtain sufficient cash to meet all current and projected needs promptly and at a reasonable cost. These needs include deposit withdrawal, liability runoff and increased loan demand. The principal sources of liquidity are cash and due from banks, money market investments, and all unpledged investment securities maturing within one year. Maturing loans and loan payments are another source of liquidity. The Bank can also package and sell residential mortgage loans in the secondary market. Other sources of liquidity are the federal funds market, term borrowings from the Federal Home Loan Banking System, and the discount window of the Federal Reserve Banking System. In view of all factors involved, the Bank's management believes that liquidity is being maintained at an adequate level.

Asset/liability management is intended to provide for adequate liquidity and interest rate sensitivity by matching interest rate-sensitive assets and liabilities and coordinating maturities on assets and liabilities. Approximately 32% of the loan portfolio is sensitive to interest rate changes and may reprice within the next year. Other loans are written for relatively short terms and, except for the majority of residential mortgage loans, provide for a readjustment of the interest rate at specified times during the term of the loan. In addition, interest rates offered for all types of deposit instruments are reviewed weekly and are established on a basis consistent with funding needs and maintaining a desirable spread between cost and return. The Bank does not use repurchase agreements, reverse repurchase agreements, interest rate swaps, or other derivative products in its asset/liability management practices at this time.

The Bank's one-year interest sensitivity gap is negative $56,979,000 Representing a larger pool of repricing deposits than earning assets. In a rising rate environment, the cost to maintain this pool of funds will rise resulting in a smaller net interest margin.

The following table shows the repricing periods of interest earning assets and interest bearing liabilities as of March 31, 1998:

                         INTEREST RATE SENSITIVITY
                           (Amounts in thousands)

                                        Repricing Period
                            Within      One Year to      Over
                           One Year      Five Years   Five Years  Total
Interest Earning Assets:

Interest-bearing Balances  $   132      $     0      $     0    $   132
Federal Funds Sold               0            0            0          0
Securities                   8,555       10,326       29,411     48,292
Net Loans                   44,762       29,148       64,887    138,797
                           _______      _______      _______   ________
Total Interest Earning
     Assets                $53,449      $39,474      $94,298   $187,221

Interest Earning Liabilities:

Total Interest-Bearing
   Deposits               $102,840      $39,568      $     0   $142,408
Other Borrowed Funds         7,588       10,000            0     17,588
                          ________      _______      _______   ________
Total Interest Earning
     Liabilities          $110,428      $49,568      $     0   $159,996
                          ________      _______      _______   ________
Rate Sensitivity Gap      $(56,979)    $(10,094)     $94,298   $ 27,225
                          ________      _______      _______   ________

Capital Adequacy

The following table provides information about the capital of the Bank as it relates to regulatory minimums as of selected Balance Sheet dates:

                                                    Actual     Actual
                                       Regulatory   June 30,   Dec. 31,
                                        Minimum       1998       1997
Tier I Capital to Risk-Adjusted Assets   4.00%      13.89%      14.69%
Total Capital to Risk-Adjusted Assets    8.00%      15.13%      15.94%
Leverage Ratio                           3.00%       9.15%       9.72%


          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to Vote of Security Holders

          The Annual Meeting of the Stockholders of the Company was held on April 14, 1998. The following individuals continued as directors after the meeting:

        		John T. Connelly	        			Michael D. Mathias
         	Joseph M. Fabrizio        		Harry J. O'Neill, III
         	Richard L. Henr	         			Karen A. Rightmire
        		William J. Keller	       			Alfred J. Weber
        		Louis D. Bruno	          			Daniel W. Weist

          A second item approved by the stockholders was the appointment of Beard & Company, Inc. of Reading, Pennsylvania as the Company's external auditors for the year ending 1998. This appointment is for a one year term.

          770,636      	shares were voted for ratification of the
                        appointment of Beard & Company, Inc.

        		  1,836      	shares were voted against, and

        		 22,980      	shares were not voted.

Item 5.   Other Information

          The Board of Directors of First Leesport Bancorp, Inc. at its June 16, 1998 meeting, declared a $.13 per share cash dividend to be paid July 15, 1998 to holders of record on July 1, 1998.


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



                                        FIRST LEESPORT BANCORP, INC.
                                                    (Registrant)




Dated:  August 14, 1998                   By Raymond H. Melcher, Jr.
                                              Raymond H. Melcher, Jr.
                                              President and
                                              Chief Executive Officer

Dated:  August 14, 1998                  By  Frederick P. Henrich
                                              Frederick P. Henrich
                                              Treasurer and
                                              Chief Accounting Officer