Form 10QSB
period 1998-09-30
FIRST LEESPORT BANCORP INC
filed 1998-11-12
CIK 775662

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

        X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1998 or

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


    Class                          Outstanding at November 1, 1998
Common Stock ($5.00 par value)                 1,191,371 Shares



                    Part I  -  FINANCIAL INFORMATION

                FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
              UNAUDITED, CONSOLIDATED, CONDENSED BALANCE SHEETS
                           (Amounts in thousands)



                                                   Sept 30    Dec. 31
ASSETS                                               1998       1997
                                                    ______     ______
Cash and Due from Banks                            $ 5,039   $ 5,456
Interest-bearing Deposits in Other Banks               258       100
                                                    ______    ______
Total Cash and Balances Due from Banks               5,297     5,556

Federal Funds Sold                                   3,343         0
Securities Available for Sale                       51,621    38,346

Loans, Net of Unearned Income                      148,219   129,779
Less: Allowance for Loan Losses                     (1,712)   (1,483)
                                                   _______   _______
Net Loans                                          146,507   128,296

Bank Premises and Equipment, Net                     5,179     3,844
Accrued Interest Receivable and Other Assets         4,440     4,223
                                                   _______   _______
            Total Assets                           216,387   180,265

LIABILITIES

Deposits:
Non-interest Bearing                               $ 20,163 $ 18,466
Interest Bearing                                    153,598  130,033
                                                    _______  _______
Total Deposits                                      173,761  148,499

Federal Funds Purchased                                   0    3,814
Short-term Borrowings                                 5,000    8,000
Long-term Debt                                       17,500        0
Accrued Interest Payable and Other Liabilities        1,450    1,789
                                                    _______  _______
            Total Liabilities                       197,711  162,102


STOCKHOLDERS' EQUITY
Common Stock, $5.00 Par Value per Share;
Authorized 2,000,000 Shares, Issued 1,200,000
Shares.                                            $  6,000 $  6,000
Surplus                                               3,003    3,000
Retained Earnings                                     9,068    8,850
Net Unrealized Appreciation on
Securities Available for Sale, Net of Taxes             723      434
Treasury Stock, 1998 - 8,629; 1997 - 8,829
Shares at Cost                                         (118)    (121)
                                                    _______  _______
            Total Stockholders' Equity               18,676   18,163
                                                    _______  _______
      Total Liabilities and Stockholders' Equity    216,387  180,265

The accompanying notes are an integral part of these condensed financial statements.


                 FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
             UNAUDITED, CONSOLIDATED, CONDENSED STATEMENTS OF INCOME
                (Amounts in thousands, except per share data)
                                          Three Months    Nine Months
                                         Ended Sept 30  Ended Sept 30
                                         1998     1997  1998     1997
                                      _______ _______ _______ _______
INTEREST INCOME
Interest & Fees on Loans              $ 2,965 $ 2,641 $ 8,512 $ 7,564
Interest on Federal Funds Sold              8       0      45      14
Interest on Securities:
   Taxable                                622     500   1,620   1,499
   Tax-exempt                             140     142     416     437
                                        _____   _____  ______  _____
TOTAL INTEREST INCOME                   3,735   3,283  10,593   9,514

INTEREST EXPENSE
Interest on Deposits                    1,778   1,430   4,991   4,146
Interest on Borrowed Funds                282     165     596     345
                                        _____   _____   _____   _____
TOTAL INTEREST EXPENSE                  2,060   1,595   5,587   4,491
                                        _____   _____   _____   _____
NET INTEREST INCOME                     1,675   1,688   5,006   5,023
Provision for Loan Losses                 140     130     385     390

   Net Interest Income after            _____   _____   _____   _____
   Provision for Loan Losses            1,535   1,558   4,621   4,633

OTHER INCOME
Customer Service Fees                      70      74     188     218
Mortgage Banking Activities                75      25     261     140
Other Income                              113     109     358     279
Realized Gain on Sale of Securities         0       0      32       5
                                        _____   _____   _____   _____
TOTAL OTHER INCOME                        258     208     839     642

OTHER EXPENSES
Salaries and Benefits                     737     682   2,217   1,980
Occupancy Expense                         121     105     368     319
Furniture and Equipment Expense           114      74     313     213
Advertising and Marketing Expenses         68      98     286     254
Computer Services                          49      74     227     218
Other Operating Expenses                  352     337   1,208   1,003
                                        _____   _____   _____   _____
TOTAL OTHER EXPENSES                    1,441   1,370   4,619   3,987
                                        _____   _____   _____   _____
Income Before Income Taxes                352     396     841   1,288
Federal Income Taxes                       77      91     158     303
                                        _____   _____   _____   _____
NET INCOME                                275     305     683     985


EARNINGS PER SHARE DATA
Based on Average Shares Outstanding 1,191,371       1,191,248
                                            1,191,171       1,191,171

Basic Earnings per Share                 0.23    0.26    0.57    0.83
Dividends                                0.13    0.13    0.26    0.26

The accompanying notes are an integral part of these condensed financial statements.



                 FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
                 UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
                            (Amounts in thousands)
                                                   Nine Months Ended
                                                        Sept 30,
                                                    1998        1997
                                                    _____      _____
Net Income                                         $  683     $  985
Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities
     Arising during the period, net of tax
     Expense (benefit) 1998 - $105; 1997 - $47.       310        139
     Less: Reclassification adjustments for
     Gains included in net income net of tax
     Expense (benefit) 1998 - $11; 1997 - $2.         (21)        (3)
                                                     ____       ____
     Other comprehensive income                       289        139
                                                     ____       ____
Comprehensive income                               $  972    $ 1,124

The accompanying notes are an integral part of these condensed financial statements.



              FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
        UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             (Amounts in thousands, except per share data)

                                                    Nine Months Ended
                                                        Sept 30,
                                                     1998      1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                        $  683    $    985
Provision for loan losses                            385         390
Provision for depreciation and amortization          316         203
Net amortization (accretion) of securities
   premiums and discounts                             14           6
Realized gain on sale of securities                  (32)         (5)
Loans originated for sale                        (15,332)     (2,857)
Proceeds from sales of loans                      15,593       2,717
(Gain) on sales of loans                            (261)       (140)
(Increase) Decrease in accrued interest receivable
   and other assets                                 (217)        (55)
Increase (Decrease) in accrued interest payable
   and other liabilities                            (339)       (566)
                                                    _____      _____
NET CASH PROVIDED BY OPERATING ACTIVITIES            549         823

CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-sale securities:
Proceeds from principal repayments and maturities
   of securities                                   8,061       8,011
Proceeds from sales of securities                  1,008           0
Purchase of securities                           (22,161)     (7,890)
Net decrease in federal funds sold                (3,343)        448
Loans made to customers, net of repayments       (18,211)    (15,584)
Purchases of bank premises and equipment          (1,651)       (497)
                                                   ______     ______
NET CASH USED IN INVESTING ACTIVITIES            (36,297)    (15,512)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                          25,262       6,015
Net decrease in federal funds purchased           (3,814)      5,167
Net repayments of short-term borrowings           (3,000)      3,000
Proceeds from long-term debt                      17,500           0
Dividends paid                                      (465)       (464)
Issuance of Treasury Stock                             6           0
                                                    _____     ______
NET CASH PROVIDED BY FINANCING ACTIVITIES         35,489      13,718

Decrease in cash and cash equivalents               (259)       (971)
Cash and cash equivalents:    Beginning            5,556       5,199
                                                    _____      _____
                              Ending               5,297       4,228

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:

Interest paid                                    $ 5,551     $ 4,532
Income taxes paid                                    329         450

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

2. The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

4. There were no loans held for sale at September 30, 1998

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

              MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Financial Condition

The Company's total assets increased to $216,387,000 through September 30, 1998, up $36,122,000 or 20.0% from $180,265,000 at December 31, 1997.
Growth in resources was driven primarily by increases in net loans, investment securities, and federal funds sold. Increases in these three categories accounted for over 95.0% of the total increase.

Cash and cash equivalents, including interest bearing balances due from other institutions decreased by $259,000 or 4.7% from $5,556,000 at December 31, 1997 to $5,297,000 at September 30, 1998. This decrease was realized by reducing cash levels throughout the Bank, and actually occurred during a time when the Bank opened two new branches. These branches, the Hamburg Office and the Breezy Corner Office, both in Berks County, Pennsylvania, were opened in February and September, respectively. An additional office, the Bern Township Office is currently under construction and is expected to be open for business during the second quarter of 1999.

While the Bank's branch network is being expanded the array of products and services being offered to its customers is also continuing to increase. During the year, additional deposit products were developed as well as non-traditional banking services. In conjunction with the opening of the Hamburg Office noted above, the Bank introduced its "Leesport Indexed Money Fund" account which has a rate that is tied to the 91-day U.S. Treasury Bill. This account offers an extremely attractive rate for immediately available funds.

The Bank also expanded its array of Individual Retirement Account products to include Roth IRA certificates of deposit as well as market-based savings products. These efforts at increasing the Bank's deposit base at an accelerated rate have helped contribute to the growth noted above.

The Company announced its intentions to acquire a local insurance agency as a subsidiary of the Bank to facilitate the Bank's expansion into non-traditional financial services and products. The pending acquisition of Essick & Barr, Inc. will have an immediate impact on the Bank's financial performance as well. This transaction is expected to be completed during the fourth quarter of 1998.

During the third quarter, the Bank also announced its plans to offer equipment leasing financing through a third party, discount brokerage services through an IBAA-endorsed third party, and is planning to make an accounts receivable financing program available early in the fourth quarter.

Federal funds sold and investment securities increased by $16,618,000 or 43.3% between December 31, 1997 and September 30, 1998, growing from $38,346,000 to $54,964,000 between the two dates. Investments have primarily been in U.S. Agency-type securities, and pooled-mortgage securities, as yields on U.S. Treasury Notes have fallen dramatically during the period.

Growth in net loans was realized even while increasing the number of mortgages sold into the secondary market. Between December 31, 1997 and September 30, 1998, sold loans, net of repayments, increased by $11,989,000 or 47.1% growing to $37,438,000 from $25,449,000. Recent downward movements in interest rates have caused a number of borrowers to consider refinancing their loans. With the amount of servicing rights tied to the above sold loans, approximately $275,000, management is reviewing the various alternatives available to mitigate the accelerated amortization due to increased prepayment speeds.

The allowance for possible loan losses is managed at a level deemed adequate by management. At September 30, 1998, the allowance totaled $1,712,000 compared with $1,483,000 at December 31, 1997. As a percentage of total loans, the allowance represented 1.15% at September 30, 1998 compared with 1.14% at December 31, 1997.

Bank premises and equipment increased by $1,335,000 or 34.7% from $3,844,000 at December 31, 1997 to $5,179,000 at September 30, 1998.
Increases came from the opening of two new branch offices, one of which is leased, and the installation of a bank-wide computer network early in 1998. With the exception of the Bern Township Office presently under construction, which is expected to cost approximately $750,000, and the acquisition of Essick & Barr, Inc., there are no additional major capital expenditures planned for the rest of 1998.

Total deposits increased by $25,262,000 or 17.0% between December 31, 1997 and September 30, 1998, growing from $148,499,000 to $173,761,000 between the two dates. While management is satisfied with the level of deposit growth, only $1,697,000 of that growth is in non-interest bearing demand deposits. Demand deposits increased by $1,697,000 or 9.2% growing from $18,466,000 at December 31, 1997 to $20,163,000 at September 30,
1998. Accelerated deposit growth was targeted by management to coincide with the expanded retail banking facilities.

Interest bearing deposits, including the new Indexed Money Fund Accounts noted above, increased by $23,565,000 or 18.0% between the two dates, growing from $130,033,000 to $153,598,000. The Bank's net interest margin has fallen to 4.00% through September 30, 1998.

To fund the growth in assets in excess of deposit growth, the Bank borrowed funds from the Federal Home Loan Bank of Pittsburgh. These borrowings, which totaled $22,500,000 at September 30, 1998, were increased by $10,686,000 from $11,814,000 at December 31, 1997. Much of this debt was used to fund specific investment security purchases with resulting spreads in excess of 100 basis points.

Stockholders' Equity increased by $513,000 or 2.8% between December 31, 1997 and September 30, 1998. Net income in excess of dividends paid contributed $218,000 to this total, while increases in unrealized gains on available for sale securities contributed $289,000 to the total.

The Company's capital position remains very strong. At September 30, 1998, the Company's total capital to risk-adjusted assets ratio is 14.4% and its leverage ratio is 8.6%. The regulatory minimums for these two ratios are 8.0% and 3.0%, respectively.


Results of Operations

Nine-Month Periods Ended September 30, 1998 and 1997

Net income for the nine months ended September 30, 1998 was $683,000 compared with $985,000 for the same period in 1997, a decrease of $302,000 or 30.7%.

Total interest income increased 11.3% between the nine months ended September 30, 1997 and September 30, 1998, growing by $1,079,000 from $9,514,000 to $10,593,000. Of this total, $948,000 came from increased interest and fees on loans. Interest on federal funds sold and total interest on securities accounted for the remaining $131,000 in increased interest income.

Interest expense increased by $1,096,000 between the two periods, an increase of 24.4% from $4,491,000 for the nine months ended September 30, 1997 to $5,587,000 for the nine months ended September 30, 1998. Of this increase, $251,000 came from increased interest expense on other borrowed funds as a result of the increased borrowings from the Federal Home Loan Bank.

Net interest income decreased by $17,000 or 0.3% between the two periods, falling from $5,023,000 during the period in 1997 to $5,006,000 during the period in 1998. Management's efforts to accelerate the Bank's growth rate resulted in this flattening of the interest margin as the competitive environment within Berks County required significantly higher interest rates for deposit dollars.

A slightly lower provision for loan losses between the two periods, $390,000 for the first nine months of 1997 compared with $385,000 for the same period in 1998, resulted in a very small change in net interest income after the provision. This category decreased by $12,000 or 0.3% from $4,633,000 in 1997 to $4,621,000 in 1998.

Total other income increased by $197,000 or 30.7% between the two periods, growing from $642,000 for the first nine months of 1997 to $839,000 for the same period in 1998. Contributing to this increase, mortgage-banking activities provided $121,000, while other income increased by $79,000. Securities transactions early in 1998 provided gains on sales of securities of $32,000 during 1998 compared with only $5,000 during 1997. Offsetting this growth, customer service fees decreased by $30,000 or 13.8% between the two periods, falling from $218,000 for the nine months ended September 30, 1997 to $188,000 for the nine months ended September 30, 1998. Contributing to this decrease was an effort to promote free checking relationships and its corresponding impact on service chargeable deposit relationships.

Total other expenses increased by $632,000 or 15.9% between the two periods. Much of the growth in these expenses can be tied directly to the investments in additional branch offices, supplies to stock those offices, promotional efforts, staffing, and equipment.

Salaries and benefits increased by $237,000 or 12.0% from $1,980,000 to $2,217,000 between the nine-month periods ended September 30, 1997 and 1998. In addition to the new branches noted above, an effort to expand the Bank's retail operating hours resulted in additional salaries and wages. This effort was discontinued during the third quarter.

Net occupancy expenses increased by $49,000 from $319,000 during the period in 1997 to $368,000 in 1998, an increase of 15.4%. Equipment and installation costs associated with the installation of a bank-wide computer network during the first quarter of 1998 helped to increase the furniture and equipment expense total as well. These expenses increased by $100,000 between the nine months ended September 30, 1997 and 1998, growing from $213,000 to $313,000, respectively.

Income before income taxes decreased by 34.7% or $447,000 from $1,288,000 to $841,000 between the two periods. The resulting decrease in income tax expense of $145,000 resulted in a decrease in net income of $302,000 or 30.7%. Net income decreased to $683,000 from $985,000 between the nine months ended September 30, 1998 and September 30, 1997, respectively.

Basic earnings per share declined from $0.83 per share for the period in 1997 compared with $0.57 per share for the same period in 1998. Dividends paid per share remained stable at $0.39 per share for both periods.

Three-Month Periods Ended September 30, 1998 and 1997

Net income for the quarter ended September 30, 1998 was $275,000, a decrease of $30,000 or 9.8% from the $305,000 earned during the third quarter of 1997.

Total interest income increased by $452,000 or 13.8% for the quarter ended September 30, 1998 growing from $3,283,000 to $3,735,000. Much of this increase, $324,000 came from increased interest and fees on loans. The increased levels of loan activity resulted in growth of 12.3% in interest and fees growing from $2,641,000 for the third quarter of 1997 to $2,965,000 for the third quarter of 1998.

Interest on securities, both taxable and tax-exempt, along with interest on federal funds sold, increased by $128,000 between the two periods.

Interest on deposits increased by $348,000 or 24.3% between the two periods, and amounted to $1,778,000 for the third quarter of 1998 compared with $1,430,000 for the third quarter of 1997. In addition, the higher levels of borrowed funds from the Federal Home Loan Bank resulted in an increase in other interest paid of $117,000 or 70.9% between the two periods. Other interest paid increased from $165,000 for the three months ended September 30, 1997 to $282,000 for the same period in 1998.

Net interest income decreased slightly between the two quarters, falling from $1,688,000 for the third quarter of 1997 to $1,675,000 for the third quarter of 1998, a decrease of $13,000 or 0.8%. This decrease is a direct result of the highly competitive market within which the Bank operates and the Bank's desire to gain deposit growth as noted above.

The provision for possible loan losses was increased by $10,000 or 7.7% between the two periods as management continues to monitor the level of risk within the Bank's loan portfolio and allocate the allowance accordingly. Management feels the level of the allowance is adequate at this time. The provision for possible loan losses increased to $140,000 for the third quarter of 1998 from $130,000 for the third quarter of 1997.

Total other income increased by $50,000 or 24.0% between the third quarter of 1997 and the third quarter of 1998, growing from $208,000 to $258,000 respectively. Within this total, mortgage-banking activities provided all of the growth, as a decrease in customer service fees was offset by an increase in other income. Customer service fees were impacted by a realignment of deposit products early in 1998, which resulted in more competitive service charging processes. During the third quarter, the Bank increased its ATM surcharge amount, which resulted in the increase in other income.

Total other expenses increased by $71,000 or 5.2% between the third quarter of 1997 and the third quarter of 1998 growing from $1,370,000 to $1,441,000 respectively. Salaries and benefits increased by $55,000 or 8.1% between the two periods due primarily to staffing for the extended hours program and the two new retail offices.

Net occupancy expenses and furniture and equipment expenses both increased as a result of the expansion of facilities and the installation of the bank-wide computer network. Occupancy expenses grew to $121,000 from $105,000 between the third quarters of 1998 and 1997, an increase of $16,000 or 15.2%. In addition, furniture and equipment expense increased by $40,000 or 54.1% between the two periods.

Advertising and marketing expenses for the third quarter decreased from $98,000 for 1997 to $68,000 for 1998, a decrease of $30,000 or 30.6%.
Data processing expenses also decreased during the two periods as the Bank began to take advantage of some incentive credits negotiated as part of its data processing contract with Bisys, Inc.
Other expenses increased by $15,000 or 4.5% between the third quarter of 1997 and the third quarter of 1998, growing from $337,000 to $352,000 respectively.

Income before income taxes decreased by $44,000 or 11.1% between the third quarter of 1997 and the third quarter of 1998, decreasing from $396,000 to $352,000. This decrease resulted in a decrease of $14,000 or 15.4% in income tax expense between the two periods.

Basic earnings per share decreased by 9.9% from $0.26 per share for the three months ended September 30, 1997 to $0.23 per share for the three months ended September 30, 1998. Dividends paid per share remained constant at $0.13 per share.

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

One of the key processing components has already been scheduled for replacement during October 1998 and will cost approximately $30,000 for both hardware and software. Testing of all of the critical applications has already begun and will continue throughout the fourth quarter of 1998. A contingency plan has been established in conjunction with Bisys in the event that key components do not test accurately.


Minor, sub-applications have already been reviewed along with all of the network hardware installed early in 1998. One software package was replaced as part of that review at a cost of $20,000. Communications with many loan customers have been established to ascertain what exposure the Bank may realize in the event these customers are not ready for the year 2000. Additional communications with employees, customers, and the general public are planned for deployment throughout the testing period and beyond.


Liquidity and Interest Rate Sensitivity

The banking industry has been required to adapt to an environment in which interest rates have been volatile and deposit deregulation has provided customers with the opportunity to invest in liquid, interest rate-sensitive deposits. The banking industry has adapted to this environment by using a process known as asset/liability management.


Adequate liquidity means the ability to obtain sufficient cash to meet all current and projected needs promptly and at a reasonable cost. These needs include deposit withdrawal, liability runoff and increased loan demand. The principal sources of liquidity are cash and due from banks, money market investments, and all unpledged investment securities maturing within one year. Maturing loans and loan payments are another source of liquidity. The Bank can also package and sell residential mortgage loans in the secondary market. Other sources of liquidity are the federal funds market, term borrowings from the Federal Home Loan Banking System, and the discount window of the Federal Reserve Banking System. At September 30, 1998, the Bank had an additional $50,000,000 of funding available from the Federal Home Loan Bank. In view of all factors involved, the Bank's management believes that liquidity is being maintained at an adequate level.

Asset/liability management is intended to provide for adequate liquidity and interest rate sensitivity by matching interest rate-sensitive assets and liabilities and coordinating maturities on assets and liabilities. Approximately 21% of the loan portfolio is sensitive to interest rate changes and may reprice within the next year. Other loans are written for relatively short terms and, except for the majority of residential mortgage loans, provide for a readjustment of the interest rate at specified times during the term of the loan. In addition, interest rates offered for all types of deposit instruments are reviewed weekly and are established on a basis consistent with funding needs and maintaining a desirable spread between cost and return. The Bank does not use repurchase agreements, reverse repurchase agreements, interest rate swaps, or other derivative products in its asset/liability management practices at this time.

Investment securities are generally purchased with the intention of holding all securities until maturity. Selected securities have call features and represent a reinvestment exposure for the Bank in a falling rate environment. Approximately 40% of the investment portfolio contains call options and may be called at scheduled times throughout the next five years.

The Bank's one-year interest sensitivity gap is negative $47,461,000 representing a larger pool of repricing deposits than earning assets. In a rising rate environment, the cost to maintain this pool of funds will rise resulting in a smaller net interest margin.


The following table shows the repricing periods of interest earning assets and interest bearing liabilities as of March 31, 1998:

                         INTEREST RATE SENSITIVITY
                           (Amounts in thousands)

                                       Repricing Period
                           Within    One Year to  Over
                         One Year    Five Years   Five Years  Total
Interest Earning Assets:

Interest-bearing Balances $    258    $     0    $     0   $   258
Federal Funds Sold           3,343          0          0     3,343
Securities                   9,292      8,108     34,221    51,621
Net Loans                   50,774     25,853     69,880   146,507
                           _______    _______    _______   ________
Total Interest Earning
     Assets               $ 63,667   $ 33,961  $ 104,101 $ 201,729

Interest Earning Liabilities:

Total Interest-Bearing
   Deposits               $106,128   $ 47,470  $       0 $ 153,598
Other Borrowed Funds         5,000     17,500          0    22,500
                          ________    _______   ________  ________
Total Interest Earning
     Liabilities          $111,128   $ 64,970  $       0 $ 176,098
                          ________    _______   ________  ________
Rate Sensitivity Gap      $(47,461)  $(31,009) $ 104,101 $  25,631
                          ________    _______   ________  ________



                              CAPITAL ADEQUACY

The following table provides information about the capital of the Bank as it relates to regulatory minimums as of selected Balance Sheet dates:

                                                    Actual     Actual
                                      Regulatory   Sept 30,  Dec. 31,
                                        Minimum       1998       1997
Tier I Capital to Risk-Adjusted Assets   4.00%       13.19%    14.69%
Total Capital to Risk-Adjusted Assets    8.00%       14.44%    15.94%
Leverage Ratio                           3.00%        8.61%     9.72%



             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



There have been no material changes in the Company's exposure to market risk since December 31, 1997.

          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to Vote of Security Holders



Item 5.   Other Information

          The Board of Directors of First Leesport Bancorp, Inc. at its September 8, 1998 meeting, declared a $.13 per share cash dividend to be paid October 15, 1998 to holders of record on October 1, 1998.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               The Bank announced the acquisition of Essick & Barr, Inc. in a Form 8-K filed on September 17, 1998.

                               SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        FIRST LEESPORT BANCORP, INC.
                                                    (Registrant)




Dated:  November 12, 1998                  By Raymond H. Melcher, Jr.
                                              Raymond H. Melcher, Jr.
                                              President and
                                              Chief Executive Officer

Dated:  November 12, 1998                  By  Frederick P. Henrich
                                              Frederick P. Henrich
                                              Treasurer and
                                             Chief Accounting Officer