Form 10KSB
period 1998-12-31
FIRST LEESPORT BANCORP INC
filed 1999-03-31
CIK 775662

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X]   Annual report under Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended December 31, 1998, or

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for year ended December 31, 1998:  $15,698,000.

As of March 12, 1999, the aggregate market value of the Common
Stock (based upon the average sales price on such date) of the Registrant held by nonaffiliates was $23,047,820.

Number of Shares of Common Stock Outstanding at March 12, 1999:
1,264,655.

Portions of the registrant's definitive Proxy Statement prepared in connection with its Annual Meeting of Stockholders to be held on April 27, 1999 are incorporated in Part III hereof.

                                    PART I

                          FORWARD LOOKING STATEMENTS

      Except for historical information, this report may be deemed to contain "forward looking" statements. First Leesport Bancorp, Inc. (the "Company") desires to avail itself of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and is including this cautionary statement for the express purpose of availing itself of the protection afforded by the Reform Act.

      Examples of forward looking statements include, but are not limited to (a) projections of or statements regarding future earnings, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms, (b) statements of plans and objectives of the Company or its management or Board of Directors,
(c) statements of future economic performance, (d) statements of assumptions, such as economic conditions in the Company's market areas, underlying other statements and statements about the Company or its businesses, and (e) estimates of the cost to complete the Company's Year 2000 compliance program and the dates by which particular steps of such program will be completed.
Such forward looking statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "intends," "will," "should," "anticipates," or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.

      No assurance can be given that the future results covered by the forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact the Company's operating results include, but are not limited to, (i) the effects of changing economic conditions in the Company's market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could impact the Company's operations,
(v) funding costs, and (vi) other external developments which could materially affect the Company's business and operations, including the effect of the Year 2000 problem on the Company's commercial loan customers.

Item 1.  Business.

The Company.

      First Leesport Bancorp, Inc. (the "Company") is a Pennsylvania business corporation headquartered at 133 North
<PAGE 1> Centre Avenue, Leesport, Pennsylvania 19533.  The
Company was organized as a bank holding company on January 1, 1986, with The First National Bank of Leesport (the "Bank") as a wholly-owned subsidiary of the Company. Presently, the Company functions primarily as the holder of all the common stock of the Bank.

The Bank.

      The Bank was incorporated under the laws of the United States of America as a national bank in 1909. Since its inception, the Bank has operated as a banking institution doing business in Berks County, Pennsylvania. At December 31, 1998, the Bank had total assets of $231 million, total stockholders' equity of $20 million, and total deposits of $183 million. The Bank currently has the equivalent of 84 full-time employees.

      The Bank engages in a full service commercial and consumer banking business, including such services as accepting deposits in the form of time, demand and savings accounts. Such time deposits include certificates of deposit, individual retirement accounts, Roth IRA accounts, and club accounts. The savings accounts include money market accounts, NOW plus accounts, indexed money market accounts, and the traditional regular savings accounts. In addition to accepting deposits, the Bank makes both secured and unsecured commercial and consumer loans, finances commercial transactions, provides equipment lease and accounts receivable financing, makes construction and mortgage loans, including home equity loans, issues credit cards, and rents safe deposit facilities. The Bank also provides small business loans and student loans. The Bank purchases certain of the data processing services that it requires from Bisys, Inc., a company based in Cherry Hill, New Jersey.

      The Bank's main office is located at 133 North Centre Avenue, Leesport, Pennsylvania. The Bank also provides services to its customers through six full service offices located in Blandon, Wyomissing Hills, Wernersville, Breezy Corner, Hamburg, and Reading, Pennsylvania. All offices, except the Wernersville office, provide automated teller machines. Each office except the Wernersville and Breezy Corner branches provide drive-in facilities. (See "Properties.") The Bank also operates a loan production office in Wyomissing, Pennsylvania. The Bank opened a full service branch in Bern Township in the first quarter of 1999.

Essick & Barr, Inc.

      On December 7, 1998, the Bank completed the acquisition of Essick & Barr, Inc., a Berks County-based general insurance agency ("Essick & Barr"). A wholly-owned subsidiary of the Bank, Essick & Barr offers a full line of personal and commercial property and casualty insurance as well as group insurance for businesses, employee benefit plans, and life insurance.
<PAGE 2> Headquartered in Leesport, Pennsylvania with its chief sales office at 108 South Fifth Street, Reading, Pennsylvania, Essick & Barr employed approximately 30 full-time employees at December 31, 1998.

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

      The Bank is a national bank and a member of the Federal Reserve System and its deposits are insured (up to applicable
<PAGE 3> limits) by the Federal Deposit Insurance Corporation
(the "FDIC"). The Bank is subject to regulation and examination by the Office of the Comptroller of the Currency (the "OCC"), and to a much lesser extent, the Federal Reserve Board and the FDIC. The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

      Capital Adequacy Guidelines

      Bank holding companies are required to comply with the Federal Reserve Board's risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common stockholders' equity, less certain intangible assets. The remainder ("Tier 2 capital") may consist of certain preferred stock, a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, and a limited amount of the general loan loss allowance. The risk-based capital guidelines are required to take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities.

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

      Prompt Corrective Action Rules

      The Federal banking agencies have regulations defining the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The applicable Federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well-capitalized" institution as "adequately
<PAGE 4> capitalized" or require an "adequately capitalized" or
"undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). The Company and the Bank each satisfy the criteria to be classified as "well capitalized" within the meaning of applicable regulations.

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

      Under these policies and subject to the restrictions applicable to the Bank, the Bank could declare, during 1999, without prior regulatory approval, aggregate dividends of approximately $834 thousand, plus net profits earned to the date of such dividend declaration.

      FDIC Insurance Assessments

      The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures.

Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized
<PAGE 5> group.  As of December 31, 1998, the Bank was well
capitalized for purposes of calculating insurance assessments.

      The Bank Insurance Fund ("BIF") is presently fully funded
at
more than the minimum amount required by law.   Accordingly, the
1999 BIF assessment rates range from zero for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months.

      While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation ("FICO") bonds. FICO was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the FICO bonds.

On September 30, 1996, as part of the omnibus budget act, Congress enacted the Deposit Insurance Funds Act of 1996, which recapitalized the Savings Association Insurance Fund ("SAIF") and provided that commercial banks would be subject to 1/5 of the assessment to which thrifts are subject for FICO bond payments through 1999. Beginning in 2000, commercial banks and thrifts will be subject to the same assessment for FICO bonds. The FICO assessment for the Bank (and all commercial banks) for the first six months of 1999 is $.0063 for each $100 of deposits.

      New Legislation

      Proposed legislation is introduced in almost every legislative session that would dramatically affect the regulation of the banking industry. Whether or not such legislation will ever be enacted and what effect it may have on the Company and the Bank cannot be estimated at this time.

      Interstate Banking

      Prior to the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), the BHCA prohibited a bank holding company located in one state from acquiring a bank located in another state, unless such an acquisition by an out-of-state bank holding company was specifically authorized by the law of the state where the bank to be acquired was located. Similarly, interstate branching by a single bank was generally prohibited by the McFadden Act. The Interstate Banking Act permits an adequately capitalized and adequately managed bank holding company to acquire a bank in another state whether or not the law of that other state permits the acquisition, subject to certain deposit concentration caps and approval by the Federal Reserve Board. In addition, under the Interstate Banking Act, a bank can engage in interstate expansion by merging with a bank in another state, unless the other state affirmatively opted out of the legislation before June 1, 1997. The Interstate Banking Act also permits de novo
<PAGE 6> interstate branching, but only if a state affirmatively opts in by adopting appropriate legislation. Pennsylvania, Delaware, Maryland, and New Jersey, as well as other states, have adopted "opt in" legislation which allows such transactions.

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

      In addition to the Bank, there are 12 other commercial banks, 3 savings associations, and several credit unions that maintain offices in Berks County. Most of the banks and savings and loans in Berks County are larger than the Bank.

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

     2.  Blandon            Route 222, Maidencreek Township,
                            Blandon, Pennsylvania

     3.  Wyomissing Hills   2228 State Hill Road,
                            Wyomissing Hills, Pennsylvania

     4.  Reading            1210 Rockland Street
                            Reading, Pennsylvania

     5.  Hamburg            801 South Fourth Street
                            Hamburg, Pennsylvania

     6.  Reading            108 South Fifth Street
                            Reading, Pennsylvania

     7.  Bern Township      409 West Leesport Road
                            Leesport, Pennsylvania

      Each of these Bank offices provides drive-in facilities and automated teller machines. The Bank leases the premises of its Wernersville branch, which does not have a drive-up facility or an automated teller machine. The Bank also leases the property at which its Breezy Corner branch is located in Ruscombmanor Township, Berks County, Pennsylvania and leases the space occupied by its loan production office in Wyomissing, Pennsylvania.

      Essick & Barr owns its office at 108 South Fifth Street,
Reading, Pennsylvania.

Item 3.  Legal Proceedings.

      A certain amount of litigation arises in the ordinary course of the business of the Company and the Bank. In the opinion of the management of the Company, there are no proceedings pending
<PAGE 8> to which the Company or the Bank is a party or to which its property is subject, that, if determined adversely to the Company or the Bank, would be material in relation to the Company's stockholders' equity or financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of the Company and the Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company or the Bank by governmental authorities.

Item 4.  Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended
December 31, 1998.

                                    PART II

Item 5.  Market For Common Equity and Related Stockholder
Matters.

      As of December 31, 1998, there were 597 record holders of the Company's Common Stock. The market price of the Company's Common Stock for each quarter in 1998 and 1997 and the dividends declared on the Company's Common Stock for each quarter in 1998 and 1997 are set forth below.

Market Value of Common Stock

      The Company's Common Stock is traded in the NASDAQ Small
Capitalization Market under the symbol "FLPB."

      The following table sets forth the high and low bid and asked information of the Company's common stock to the extent available, as reported by NASDAQ.


           1998                              1997
       Bid          Asked                Bid          Asked
Qtr   High   Low    High   Low    Qtr   High   Low    High   Low

1st  24.88  23.00  26.00  24.00  1st  19.25  16.75  21.25  18.50
2nd  28.12  25.00  28.50  25.75  2nd  19.25  19.00  21.25  20.75
3rd  27.75  24.00  29.25  25.25  3rd  20.75  19.00  22.25  20.50
4th  24.75  23.00  25.75  24.00  4th  23.00  20.75  24.75  22.00

      The bid quotations reflect interdealer quotations, do not include retail mark ups, mark downs or commissions, and may not necessarily represent actual transactions. The bid information as stated is, to the knowledge of management of the Company, the best approximate value at the time indicated.

Dividend Information

      Dividends on the Common Stock of First Leesport Bancorp,
Inc. are payable on the 15th of January, April, July, and October.

                       Dividends Declared
                               1998       1997
                  1st Qtr.    $.13       $.13
                  2nd Qtr.     .13        .13
                  3rd Qtr.     .13        .13
                  4th Qtr.     .13        .13

      The Company derives substantially all of its income from dividends paid to it by the Bank.

Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

      The Company experienced planned, strategic change and growth in 1998 as the Company's Board of Directors and management sought to position the Company to take advantage of the changing banking environment in the Company's marketplace. In addition to installing a new wide area network computer system to link the Bank's branches and other offices and introducing new products, services, and lines of business, the Bank opened new branches in Hamburg (opened in February 1998) and Breezy Corner (opened in September 1998), Berks County, Pennsylvania. Finally, the Company became the first Berks County based bank to acquire a full-service insurance agency with its acquisition on December 7, 1998 of Essick & Barr, Inc., an independent, multi-line agency offering a broad range of commercial and personal property and casualty insurance as well as employee benefit plans and life and health insurance.

      These developments dramatically affected the Company's balance sheet as well as the results of operations in 1998. The Company's management believes that these changes will enhance the Company's future performance and provide the Company with the opportunity to successfully adapt to the changing market in which the Company operates.

Financial Condition

      Primarily as a result of the events described above, the Company's assets increased to $231,575,000 at December 31, 1998, an increase of 28.5% over the total of $180,265,000 at December 31, 1997.

Cash and Investment Securities

      Cash and balances due from banks were managed to provide higher levels of earning assets and resulted in a decrease in total cash and cash equivalents during the year. At December 31, 1998, this total amounted to $4,675,000 compared with $5,556,000 at December 31, 1997, a decrease of 15.9%. In addition, the level of interest-bearing balances within this total were increased and amounted to $272,000 at the end of the year, up from $100,000 at year-end 1997.

      Investment securities increased to $50,753,000 at December 31, 1998 compared with $38,346,000 at December 31, 1997, an increase of 32.4%. Securities are used to supplement loan growth, as necessary, and to help manage the Company's level of liquid assets and tax liability. The majority of the increase during 1998 was invested in U.S. Government Agency securities, which offered a slightly higher yield than other securities.
  <PAGE 11>
Loans

      Net loans outstanding increased by $32,481,000 during 1998, an increase of 25.3% over the total outstanding at the end of 1997, reflecting an increased focus by management on growing the loan portfolio. A significant increase in the volume of commercial loans during 1998 underscores that focus as the commercial portfolio increased to $44,055,000 from $30,403,000, an increase of 44.9%. Also during 1998, an additional $30,000,000 in residential mortgage loans were originated. $15,000,000 of those loans were sold into the secondary market, leaving a net increase in mortgage loans of $15,000,000.

      A program to finance accounts receivables for business customers was implemented late in the year, which allows commercial customers to manage their cash flows economically and conveniently. Also during the fourth quarter of 1998, the Bank began offering an equipment leasing program to commercial customers whereby equipment leases can be funded by the Bank. These specialized types of lending products provide the Bank with a full array of loan products aimed at the small to medium sized businesses within and around Berks County.

      With the significant growth in the loan portfolio, the allowance for possible loan losses was increased and totaled $1,756,000 at the end of 1998 compared with $1,483,000 at the end of 1997. As a percentage of total loans, the allowance was 1.08% at December 31, 1998 and 1.14% at December 31, 1997. With a full-time loan review officer in the Bank, and with a continuous review of lending dynamics, management feels the level in the allowance is adequate at this time.

      Non-performing loans, consisting of loans in a non-accrual status and loans past due 90 days or more and still accruing interest, decreased to $2,059,000 at December 31, 1998, down from $2,172,000 at December 31, 1997. Generally, loans that are more than 90 days past due are placed in a non-accrual status. As a percentage of total assets, non-performing loans represented 0.89% at December 31, 1998, down from 1.20% at December 31, 1997.

      The allowance for loan losses at year-end represented 85.3% and 68.3% of non-performing loans for 1998 and 1997 respectively, representing a strengthening of the allowance position.

Buildings and Equipment

      Bank premises and equipment increased during 1998 to $5,606,000 from $3,844,000 at the end of 1997. This increased growth is due to two new retail-banking facilities and the costs of purchasing and installing a new networked computer system.
The two banking offices, one in Hamburg, Pennsylvania, and one in Breezy Corner, Ruscombmanor Township, Pennsylvania, brings the total number of full service offices to seven in addition to a limited-service facility at Phoebe Berks Village, Wernersville,
<PAGE 12> Pennsylvania.  All of the Company's offices are located within Berks County, Pennsylvania. Another new retail office is under construction as of the end of 1998 and is expected to open in mid February 1999. This office is located on Route 183 in Bern Township, Pennsylvania.

      The networked computer system links all of the Bank's facilities together electronically and allows for the sharing of customer files, bank-wide communications, and improved workflow and is expected to provide a significant savings in processing and operating costs over the life of the equipment. In conjunction with a recently renegotiated contract with its data processing provider, Bisys, of Cherry Hill, New Jersey, the Bank is positioned to expand its line of products and number of customers serviced into the next year.

Other Assets

      Other assets, which include accrued interest receivable, increased by $5,541,000 to $9,764,000 at December 31, 1998. Much
of this increase, over $3,600,000, represents the Bank's investment in Essick & Barr, Inc. Additional increases came from an increase in the cash surrender value of life insurance policies purchased by the Bank during 1996. These policies were used to fund certain deferred compensation plans with board members and senior officers. At the end of 1998, the Bank also had $264,000 worth of mortgage service rights net of amortization.

Deposits and Borrowings

      Total deposit growth reflected a significant increase over 1997 year-end totals. Deposits increased to $183,273,000 from $148,499,000, an increase of 23.4%. Various promotional efforts in conjunction with the opening of the two new offices helped to generate this growth, primarily from increases in certificates of deposit and money market deposits. Non-interest bearing deposits also increased by 18.5% during the year. The Bank began offering a tiered-deposit money market product tied to the 91-day U.S. Treasury index during the year, which was very enthusiastically received by our deposit customers. The Bank also restructured all of its existing money market checking and savings accounts and began offering Roth IRA products.

      Early in 1999, the Bank plans to introduce a new, Internet-based PC Banking application which will allow for various transfers, bill payments, inquiries, services, product information and sales opportunities using personal computers.

      Federal funds purchased and short-term and long-term borrowings are used to supplement deposit growth, as necessary, and provide for arbitrage opportunities by locking in interest rate spreads for specific periods of time. During 1998, the level of borrowed funds outstanding increased significantly,
<PAGE 13> 100%, and totaled $23,709,000 at the end of the year.
At December 31, 1997, this total was $11,814,000 and represented federal funds purchased and short-term borrowings only.

Capital

      Total stockholders' equity increased to $20,589,000 from $18,163,000, an increase of 13.4% or $2,426,000, with $395,000 of the increase provided by net income from the Company's operations after dividends were paid. The change in market value on securities classified as available for sale, a component of other comprehensive income, requires separate disclosure within the stockholders' equity section of the balance sheet. This increase provided $245,000 in additional equity between December 31, 1997 and December 31, 1998. Additional stock issued as part of the acquisition of Essick & Barr, Inc. provided the remainder of the increase.

      At December 31, 1998, the Company's book value was $16.28 per share compared with $15.25 at December 31, 1997, an increase of 6.8%.

      The Company's capital level remains strong with a leverage ratio of 7.04% at December 31, 1998 compared with 9.72% at December 31, 1997. The regulatory minimum capital ratio is 5%. The risk-based capital measurement which allocates capital based on the various levels of risk within the Bank's balance sheet was 11.46% at December 31, 1998 compared with 15.94% at December 31, 1997.

Results of Operations

      All of the initiatives included within the above discussion did not come without a price, however. Net income for 1998 was $1,024,000, a decrease of 29.3% from $1,448,000 for 1997. In spite of this decrease in income, the results of the various efforts taken by the Company during the last two years have started to return dividends. The fourth quarter of 1998 was the strongest quarter of the year for the Bank, and each quarter during the year showed improvement over the prior quarter. The acquisition of Essick & Barr took place late in the year and resulted in a small contribution to earnings during the year. Management expects this acquisition to generate in excess of $600,000 in net income and a positive contribution to cash earnings per share and reported earnings per share for 1999 even before integration efforts and earnings improvements are initiated.

Interest Income and Expense

      Net interest income increased to $6,983,000 for the year compared with $6,838,000 for 1997, an increase of $145,000 or 2.1%. While this improvement reflects very modest gains, net interest income has stabilized and began increasing late in the
<PAGE 14> year.  The interest spread, the difference between yield and cost on interest- bearing assets and liabilities, however, decreased to 3.06% for 1998 from 3.49% for 1997. The shrinking interest spread is an industry-wide trend.

      Total interest income increased to $14,723,000 through 1998, an increase of $1,703,000 or 13.1% over 1997's total in spite of declining interest rates throughout the year. Increases in interest on loans provided much of this amount, $1,380,000, reflecting the commitment to expanding the Bank's loan portfolio.

Interest earned on investment securities provided the remaining increase, $323,000. The average yield on earning assets decreased from 8.10% for 1997 to 7.88% for 1998.

      Total interest expense increased by $1,558,000 or 25.2% during the year, growing to $7,740,000 through December 31, 1998 from $6,182,000 through December 31, 1997. A renewed focus on deposit products in conjunction with special promotions tied to the opening of the additional retail facilities helped to drive this increase. Interest expense on these deposits increased to $6,863,000 from $5,638,000, an increase of $1,225,000 or 21.7%
between 1997 and 1998. To supplement deposit growth, and to be able to fund the tremendous loan growth throughout the year, additional borrowings from the Federal Home Loan Bank were used. Interest expense associated with these borrowings, along with overnight federal funds purchased, increased to $877,000 from $544,000, an increase of $333,000 or 61.2% between the two periods. The average cost of liabilities increased to 4.82% for 1998 from 4.61% for 1997 reflecting the special promotional efforts noted above.

Provision for Loan Losses

      The provision for possible loan losses was increased to $590,000 during 1998, up from $500,000 for 1997, an increase of $90,000 or 18%. The growth in the loan portfolio throughout the year, in conjunction with the Bank's on-going review of credit risk issues and net losses recognized on charged-off loans, resulted in this increase.

Other Income

      With the continuing pressures on the net interest margin resulting from competitive and economic issues, the need for supplementing the margin is emphasized. During 1998, the Bank took steps to increase non-interest income as part of this effort. A number of new fee-based products and services were initiated, including discount brokerage services and lending-related charges and fees. In addition, the processing of official checks was out-sourced during the fourth quarter, which will provide fee income moving forward. The acquisition of Essick & Barr, Inc. was completed in December 1998. Although none of these initiatives generated significant income for the Bank during 1998, all are expected to provide more diversified
<PAGE 15> sources of fee income and decrease the Bank's
dependence on the net interest margin.

      Even with the relatively small contributions to the bottom line that these initiatives had during 1998, total other income increased by $226,000 or 30.2% from $749,000 through December 1997 to $975,000 through December 1998. Net realized gains on sales of securities contributed $32,000 towards this increase. Other income, which includes convenience fees for ATM usage and commissions from sales of credit insurance on loan products, in addition to the items noted above, increased by $192,000 or 131.5% from 1997 to 1998. Management continues to pursue additional fee income-based opportunities as part of its diversification plan.

Operating Expenses

      Total other expenses increased by $896,000 or 17.1%, growing from $5,252,000 for 1997 to $6,148,000 for 1998. Much of this increase can be tied directly to staffing, equipment, building, and supplies required in opening the additional banking offices and installing the computer network.

      Salaries and benefits increased by 13.6%, growing to $2,905,000 from $2,556,000, and total occupancy, including buildings and equipment, increased by 37.2% to $967,000 from $705,000 between 1997 and 1998. Computer services decreased during the period, falling from $304,000 in 1997 to $264,000 in 1998, a decrease of $40,000 or 13.1% as a result of some savings associated with the new system and a renegotiated contract with the Bank's data processing supplier.

      During the year, the Bank foreclosed upon a number of properties, and the costs of maintaining the Bank's foreclosed properties was higher than in 1997. Real estate owned expense increased to $105,000 from $43,000, an increase of $62,000 or 144.2%. Professional services, including fees associated with computer maintenance, planning, management succession and personnel recruiting efforts and legal fees, amounted to $193,000 for 1998, a decrease of $39,000 or 16.8% from the $232,000 expensed in 1997 for these efforts.

      Other expenses, including supplies required by the new offices, postage costs, travel and entertainment, among others, increased by $282,000 or 30.1% from $936,000 for 1997 to
$1,218,000 for 1998. Income before federal income taxes decreased to $1,220,000 from $1,835,000 between 1998 and 1997, respectively, a decrease of $615,000 or 33.5%.

      Income tax expense totaled $196,000 for 1998 compared with $387,000 for 1997, a decrease of $191,000 or 49.4%. See Note 11 of the consolidated financial statements for a reconciliation of the statutory income tax expense to the income tax expense included in the consolidated statements of income. Expressed as
<PAGE 16> earnings per share, net income fell to $0.86 per share in 1998 compared with $1.21 per share in 1997. During the year, the quarterly dividend was maintained at $0.13 per share, which is consistent with 1997 as well. The annualized dividend, therefore, remained stable at $0.52 per share for both years.

      The Company's return on assets ratio decreased to 0.50% for 1998 from 0.85% for 1997, and the Company's return on equity ratio decreased to 5.28% for 1998 from 8.21% for 1997, both significant decreases reflecting the combination of accelerated growth and depressed earnings noted above. One of the key indicators of management's ability to generate adequate returns to its stockholders is the Bank's efficiency ratio, a measurement comparing general and administrative expenses as a percentage of net interest income and recurring non-interest income. The impact of 1998's initiatives is very apparent as the Bank's efficiency ratio for 1998 was 73.2% compared with 64.4% for 1997.

Management's continuing focus on all aspects of non-interest income and expense, in conjunction with its on-going efforts to improve the net interest margin, are expected to improve this measurement. Management's goal is to achieve an efficiency ratio below 60%.

Subsequent Event

      During January 1999, the Company announced that a definitive agreement to merge with Merchants of Shenandoah BanCorp had been signed. Merchants is a commercial bank headquartered in Shenandoah, Schuylkill County, Pennsylvania with assets of
$58 million at December 31, 1998. Footnote 18 in the consolidated financial statements includes a pro-forma table of operating results and financial condition as of December 31, 1998. This merger is expected to close during the second or third quarter of 1999.

Liquidity and Rate Sensitivity

      Through the years, the banking industry has adapted to an environment in which interest rates have fluctuated dramatically and in which depositors have been provided with liquid, rate sensitive investment options. The industry uses a process known as asset/liability management as a means of managing this adaptation. Asset/liability management is intended to provide for adequate liquidity and interest rate sensitivity by matching interest rate sensitive assets and liabilities and coordinating maturities and repricing characteristics on assets and liabilities.

      Approximately 46% of the total loan portfolio is subject to rate changes within one year. In addition, approximately 28% of the securities portfolio is scheduled to reprice within one year.

Offsetting these rate sensitive assets are deposits repricing within one year. At the present time, the Bank's one-year gap is negative by $5.3 million and signifies a decrease in net interest

<PAGE 17> income in a rising rate environment. Throughout the year, the Bank attempts to structure its rate sensitivity position to minimize the risk to earnings in changing rate environments.

Capital Adequacy

      Federal bank regulatory agencies have established certain capital-related criteria that must be met by banks and bank holding companies. The measurements which incorporate the varying degrees of risk contained within the Bank's balance sheet and exposure to off-balance sheet commitments were established to provide a framework for comparing different institutions because of each institution's concentration of resources. See Note 13 of the consolidated financial statements for a discussion of regulatory capital requirements.

      The Company is not aware of any pending recommendations by regulatory authorities which would have a material impact on the Company's capital resources, or liquidity if they were implemented, nor is the Company under any agreements with any regulatory authorities.

Year 2000 Issues

      The much publicized Year 2000 problem is having an impact on the financial services industry. Federal regulatory agencies have targeted banks as especially vulnerable not only to systemic considerations, but public relations problems as well. The Bank established a committee in 1996 to address this issue and is well on its way to meeting not only its internal deadlines, but all of the regulatory deadlines as well. The committee's plan to address the many issues involved began by assessing the impact of the Year 2000 problem throughout the Company, identifying all of the affected equipment, resolving any problems that were uncovered, and testing the chosen solutions. In addition to working very closely with its data processing provider, Bisys, of Cherry Hill, New Jersey, a number of less critical applications were tested internally as well.

      The Bank expensed $20,000 during 1998 as part of these efforts in addition to replacing specific computer equipment, which is being depreciated separately from this amount. Individual application and systems testing was begun in November of 1998, and through the end of January, virtually all applications have been tested. Minor enhancements will be implemented through the end of the first quarter of 1999, at which time the Bank expects to have completed testing all of its systems. The Bank expects to be Year 2000 compliant at that time.

      The Bank expects to incur expenses of approximately $15,000 and capital expenditures of approximately $20,000 in 1999 in
conjunction with this process.    <PAGE 18>

      As part of its Year 2000 plan, the Company is also endeavoring to analyze the risks posed to it by its material borrowers, as the Company believes that the projected worst case Year 2000 scenario relates to risks posed by its material borrowers. The Company is inquiring of its largest commercial borrowers of their Year 2000 readiness. The Company has no reason to believe at this time that the Company's borrowers pose a material risk to the Company's future results of operations or financial condition due to such borrowers' Year 2000 readiness. The Company has also asked its outside data-processing provider, Bisys, to provide the Company with assurances as to its Year 2000 readiness.

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

      To manage the interest sensitivity position, an asset/ liability model called "gap analysis" is used to monitor the difference in the volume of the Company's interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities,
<PAGE 19> while a negative gap (liability sensitive) has the opposite effect.

      At December 31, 1998, the Bank maintained a one year cumulative gap of negative $10.3 million or 4.5% of total assets.

The effect of this gap position provided a negative mismatch of assets and liabilities which can expose the Bank to interest rate risk during a period of rising interest rates.


                                            Interest Sensitivity
Gap at December 31, 1998
                                                         Three
                                              Within       to
 One to     Over
                                              Three      Twelve
 Three      Three
(in thousands)                                Months     Months
 Years      Years
Interest bearing deposits                    $   272    $     0
$      0    $      0
Investment securities(1),(2)                   4,630      9,771
  4,422      31,930
Loans(2)                                      31,325     43,561
 25,174      62,473

Total rate sensitive assets                   36,227     53,332
 29,596      94,403
Total assets

Interest bearing deposits                      7,556     22,644
 19,494      18,186
Time deposits                                 27,046     24,324
 16,185      15,501
Time, $100,000 and over                        3,914      3,181
  1,714       1,639
Federal funds purchased                        5,509          0
      0           0
Short-term borrowed funds                          0      5,700
      0           0
Long-term borrowed funds                           0          0
      0      12,500

Total rate sensitive liabilities              44,025      55,849
 37,393      47,826

Interest sensitivity gap                     $(7,798)   $(2,517)
$(7,797)    $46,577

Cumulative gap                               $(7,798)  $(10,315)
$(18,112)   $ 28,465

Cumulative gap to total assets                  -3.4%      -4.5%
   -7.8%       12.3%

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

(3) The Bank's demand and savings accounts were generally subject to immediate withdrawal. However, management considers a certain amount of such accounts to be core accounts having significantly longer effective maturities
      <PAGE 20> based on the retention experiences of such
      deposits in changing interest rate environments. The effective maturities presented are the FDICIA
      305 recommended maturity distribution limits for nonmaturing deposits.

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

      An important indicator in the banking industry is the leverage ratio, defined as the ratio of common stockholders' equity less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at December 31, 1998 was 7.04% compared to 9.72% at December 31, 1997. This decrease is the direct result of the increase in average assets in 1998. For 1998 and 1997, the ratios were well above minimum regulatory guidelines.

      As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy. Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments. For the Company, Tier I capital consists of common stockholders' equity less intangible assets, and Tier II capital includes the allowable portion of the allowance for possible loan losses, currently limited to 1.25% of

<PAGE 21> risk-weighted assets.  By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier I Capital.

      The following table sets forth the Bank's capital and ratios. The Company's capital amounts and ratios were not materially different from those of the Bank.


                                                   December 31,

(Dollars in thousands)                          1998
1997
Tier I
  Common stockholders' equity (excluding
    unrealized appreciation on securities)    $ 15,221     $
17,411
Tier II
  Allowable portion of allowance for loan
    losses                                       1,756
1,482

Risk-based capital                            $ 16,977    $
18,893

Risk adjusted assets (including off-
  balance sheet exposures)                    $148,153
$118,534

Tier I risk-based capital ratio                  10.27%
14.69%
Total risk-based capital ratio                   11.46%
15.94%
Leverage ratio                                    7.04%
9.72%


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

      At December 31, 1998, the Company maintained $4.7 million in cash and cash equivalents primarily consisting of cash and due from banks. In addition, the Company had $50.8 million in securities available for sale. The combined total of $55.5 million represented 23.9% of total assets at December 31, 1998. The Company believes that its liquidity is adequate.
  <PAGE 22>
      The Company considers its primary source of liquidity to be its core deposit base, which includes noninterest bearing and interest-bearing demand deposits, savings, and time deposits under $100,000. This funding source has grown steadily over the years and consists of deposits from customers throughout the branch network. The Company will continue to promote the growth of deposits through its branch offices. At December 31, 1998, approximately 75% of the Company's assets were funded by core deposits acquired within its market area. An additional 9% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

Recently Issued Accounting Standards

Reporting Comprehensive Income

      In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement, but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Statement
No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted Statement No. 130 in its March 31, 1998 Form 10-QSB. Reclassification of financial statements for earlier periods provided for comparative purposes was required. Adoption of Statement No. 130 has not had a material impact on the Company.

Operating Segment Disclosure

      In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131, effective for periods beginning after December 31, 1997, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Bank acts as an independent community financial services provider, and offers traditional banking, insurance and related financial services to individual, business and government customers. Through its branch and automated teller machine network, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services. <PAGE 23>

      Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail and mortgage banking operations of the Bank. As such, discrete financial information is not available and segment reporting would not be meaningful. Results of insurance operations were not material to the consolidated financial statements in 1998.

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

                   ANALYSIS OF CHANGES IN INTEREST INCOME(1)

                                      1998/1997 Increase
(Decrease)        1997/1996 Increase (Decrease)
                                      Due to Change in
        Due to Change in
                                      Volume     Rate        Net
        Volume     Rate        Net
Interest-bearing deposits in other
  banks and federal funds sold        $  27     $  21      $   48
      $  (25)    $  (4)     $ (29)
Securities (taxable)                    335       (42)        293
         171        70        241
Securities (tax-exempt)                  (4)      (14)
(18)          (37)      (17)       (54)
Loans                                 1,777      (397)      1,380
         893      (371)       522

     Total Interest Income            2,135      (432)      1,703
       1,002      (322)       680

Short-term borrowed funds               (10)      (18)
(28)          276        36        312
Long-term borrowed funds                361         0         361
           0         0          0
Interest-bearing demand deposits          3       114         117
           8        43         51
Savings deposits                        128       144         272
          (4)      (13)       (17)
Time deposits                           836         0         836
         317        55        372
                                      -----      ----        ---
       -----      ----        ---
     Total Interest Expense           1,318       240       1,558
         597       121        718
                                      -----      ----        ---
       -----      ----        ---
Increase (Decrease)
  in Net Interest Income            $   817    $ (672)    $   145
      $  405    $ (443)     $ (38)
                                      =====      ====        ====
        =====     ====        ===

_________________

(1) Loan fees have been included in the change in interest income totals presented. Nonaccrual loans have been included in average loan balances.

Risk Elements

      The following table is a summary of nonperforming loans and renegotiated loans for the years presented.
  <PAGE 25>
                              NONPERFORMING LOANS
                                (In Thousands)

                                                               As
of December 31,
                                              1998        1997
   1996        1995        1994
Nonaccrual loans
    Real Estate                              $  696      $  881
  $  253       $  110     $   53
    Consumer                                     23          45
       4            6         23
    Commercial                                  196         458
     517          820      1,019
      Total                                  $  915      $1,384
  $  774       $  936     $1,095

Loans past due 90 days or more and still
  accruing interest
    Real Estate                              $  241      $  452
  $  213       $  260     $   53
    Consumer                                    105         124
     103           74        184
    Commercial                                  798         212
       1          -          278
      Total loans past due 90 days or more   $1,144      $  788
  $  317       $  334     $  515

Troubled debt restructurings
    Real Estate                              $    0     $     0
  $  -         $  -       $   57
    Consumer                                      0           0
     -            -          -
    Commercial                                2,473       1,757
   1,246        1,404      1,006
      Total troubled debt restructurings     $2,473      $1,757
  $1,246       $1,404     $1,063

      The following summary shows the impact on interest income of nonaccrual and restructured loans for the year ended December 31, 1998 (in thousands):

Amount of interest on loans which would have
  been recorded at original rates            $   73

Amount of interest which was reflected in
  income                                          0

Interest income not recognized on total
  nonaccrual loans                           $   73

      The Bank generally places a loan on non-accrual after the loan is more than 90 days past due.

Allowance for Loan Losses

      The following tables set forth an analysis of the Company's allowance for loan losses for the years presented and the allocation of the allowance.

                   Analysis of the Allowance for Loan Losses
                         (In Thousands Except Ratios)


[CAPTION]

    December 31,
                                                1998
1997        1996         1995          1994
Balance, Beginning of Year                  $  1,483       $
1,105    $  1,179     $  1,124      $  1,092
  Charge-Offs
    Commercial                                    59
13         249          112           116
    Real estate                                  160
21          --           29            --
    Consumer                                     175
125          95          188            89
      Total                                      394
159         344          329           205

  Recoveries
    Commercial                                    28
1          17           37            16
    Real estate                                    0
0          --           --             7
    Consumer                                      49
36          43           77            46
      Total                                       77
37          60          114            69

Net Charge-Offs                                  317
122         284          215           136

Provision Charged to Operations                  590
500         210          270           168

Balance, End of Year                        $  1,756       $
1,483    $  1,105     $  1,179      $  1,124

Average Loans, Net                          $140,099
$118,585    $108,796     $101,352      $ 89,884

Ratio of Net Charge-Offs to Average Loans       0.23%
0.10%       0.26%        0.21%         0.15%

Ratio of Allowance Balance to Loans, End
  of Year                                       1.09%
1.14%       1.00%        1.12%         1.14%

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

                    Allocation of Allowance for Loan Losses
                                (In Thousands)


   December 31,
                            1998                     1997
       1996               1995               1994
                                 Percent              Percent
         Percent             Percent            Percent
                                   of                   of
            of                  of                 of
                                 Total                 Total
          Total               Total              Total
                     Amount      Loans      Amount     Loans
Amount    Loans      Amount   Loans     Amount   Loans
Commercial           $  848        27.1%    $  249      34.3%
$  198     29.7%     $  177    30.7%    $  175    29.7%
Real Estate             611        59.9%       476      50.2%
   107     56.0          99    54.5         65    54.7%
Consumer                289        13.0        117      15.5%
   178     14.3%        161    14.8%       177    15.6%
Total Allocated       1,748         100%       842       100%
   483      100%        437     100%       417     100%
Unallocated               8        --          641        --
   622       --         742      --        707      --
    TOTAL            $1,756         100%    $1,483       100%
$1,105      100%     $1,179     100%    $1,124     100%

Loan Portfolio

      The following table sets forth the Company's loan distribution at December 31:

                                         1998           1997
    1996          1995          1994
Commercial, financial, agricultural    $  44,055      $ 30,404
  $ 32,915      $ 32,353      $ 29,183
Real estate construction                   1,587         1,964
     1,439           583           --
Real estate mortgage                      95,823        77,378
    60,768        56,723        53,695
Consumer                                  21,068        20,033
    15,756        15,612        15,309

                                       $ 162,533      $129,779
  $110,878      $105,271      $ 98,187

Loan Maturities

      The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences and consumer loans) outstanding at December 31, 1998.

                        Maturities of Outstanding Loans
                                (In Thousands)

                   Within    After One    After
                     One    But Within     Five
                    Year    Five Years    Years      Total

Commercial,
  Financial
  and Agri-
  cultural        $12,760     $15,295    $16,000    $44,055

Maturity of Certificates of Deposit of $100,000 or More

      The following table sets forth the amounts of the Bank's certificates of deposit of $100,000 or more by maturity date.

                                                December 31, 1998
                                                  (In Thousands)

Three Months or Less                                  $  3,914
Over Three Through Six Months                              542
Over Six Through Twelve Months                           2,639
Over Twelve Months                                       3,353

     TOTAL                                            $ 10,448

Securities Portfolio Maturities and Yields

      The following table sets forth information about the maturities and weighted average yield on the Company's securities portfolio. Floating rate, immediately repriceable items are included in the first column, and yields are not reported on a tax equivalent basis.

                                  Amortized Cost at
                                  December 31, 1998
                                    (In Thousands)
                    Due in  After 1   After 5
                    1 Year  Year to  Years to    After
                   or Less  5 Years  10 Years  10 Years   Total

Obligations of     $19,770  $17,313   $  250   $   200   $37,533
  the U.S.            6.75%    6.61%    6.27%      7.0%     5.16%
  Treasury and
  other U.S.
  Government
  Agencies and
  Corporations


State and          $ 1,544   $ 7,324   $  672   $   531  $10,071
  Municipal           5.36%     5.13%    5.92%     7.08%    5.31%
  Obligations


Other Securities   $     0   $   486   $  227   $    17  $   730
                      0.00%     7.28%    8.62%     6.78%    7.67%


  <PAGE 29>
Securities Portfolio

      The following table sets forth the carrying value of the Company's investment securities at its last three fiscal year ends:

                                                  As of December
31,
                                             1998         1997
 1996
                                                     (In
Thousands)
U.S. Treasuries                             $ 8,224     $10,292
$10,205
U.S. Government Agencies                     30,025      15,221
16,584
State and Political Subdivisions             10,353      10,589
10,914
Other Securities and Equity Securities        2,151       2,244
 1,987
                                            $50,753     $38,346
$39,690

      For purposes of the above table, all securities are classified as available for sale and are reflected at fair value.

Average Deposits and Average Rates by Major Classification

      The following table sets forth the average balances of the Bank's deposits and the average rates paid for the years presented.


                                     1998               1997
     1996
                                Amount   Rate      Amount   Rate
 Amount   Rate
                                               (Dollars in
thousands)
Non-interest bearing demand   $  20,542           $  18,040
 $  16,896
Interest bearing demand          28,105  3.22%       28,007
2.81%     27,709  2.66%
Savings deposits                 30,709  2.54%       24,524
2.08%     24,719  2.13%
Time Deposits                    86,241  6.00%       72,317
6.00%     66,969  5.93%

   Total                      $ 165,597           $ 142,888
 $ 136,293

Other Borrowed Funds

      Short-term borrowings at December 31, 1998 consisted of borrowings from the FHLB under a repurchase agreement which matures in 1999 with fixed interest rates ranging from 5.07% to 5.78%. The borrowings are collateralized by certain qualifying assets of the Bank.

      Short-term borrowings at December 31, 1997 consisted of borrowings from the Federal Home Loan Bank (FHLB) under a renewable line of credit arrangement and a repurchase agreement, both of which matured in 1998 with variable interest rates which were 6.21% and 5.63% respectively. The borrowings were collateralized by certain qualifying assets of the Bank.
  <PAGE 30>
      An additional source of funds for the Bank is federal funds purchased, of which $5,509,000 and $3,814,000 were outstanding at December 31, 1998, and 1997 respectively. The federal funds purchased typically mature in one day.

      Information concerning the short-term borrowings at FHLB is summarized as follows at December 31:

                                        1998           1997
  1996
Line of credit                         $   200        $5,000
 $5,700
Repurchase agreement                     5,500         3,000
    --

                                       $ 5,700        $8,000
 $5,700

Average balance during the year        $ 7,829        $6,968
 $3,304
Average interest rate during the year     5.90%         5.83%
   5.72%
Maximum month-end balance during
  the year                             $13,500        $9,000
 $5,700

                     Average Balances, Rates and Net Yield

      The following table sets forth the average daily balances of major categories of interest earning assets and interest bearing liabilities, the average rate paid thereon, and the net interest margin for each of the periods indicated.


                                             1998
          1997                           1996
                                             Interest
          Interest                      Interest
                                   Average   Income      %
 Average  Income      %        Average  Income       %
                                   Balances  (Expense)  Rate
 Balances (Expense) Rate       Balances (Expense)  Rate
Interest bearing deposits in
  other banks and federal funds
  sold                             $  1,152   $    61   5.30%
$    370  $    13   3.51%     $    939   $    42    4.47%
Securities (taxable)                 34,630     2,288   6.61%
  29,646    1,995   6.73%       27,014     1,754    6.49%
Securities (tax-exempt)(1)           10,675       558   5.23%
  10,741      576   5.36%       11,417       630    5.52%
Loans(2)                            140,375    11,816   8.42%
 119,947   10,436   8.70%      110,038     9,914    9.01%
  Total interest
  earning assets                   $186,832   $14,723   7.88%
$160,704  $13,020   8.10%     $149,408   $12,340    8.26%

Interest bearing liabilities
  Short-term borrowings            $  7,829   $   462   5.90%
$  9,343  $   544   5.82%     $  4,268       232    5.44%
  Interest bearing demand
    deposits                         28,105       904   3.22%
  28,007      787   2.81%       27,709       736    2.66%
  Savings deposits                   30,709       781   2.54%
  24,524      509   2.08%       24,719       526    2.13%
  Time deposits                      86,241     5,178   6.00%
  72,317    4,342   6.00%       66,969     3,970    5.93%
  Long-term debt                      7,541       415   5.50%
     --        --   0.00%          --         --    0.00%

  Total interest
  bearing liabilities              $160,425   $ 7,740   4.82%
$134,191  $ 6,182   4.61%     $123,665   $ 5,464    4.42%

Noninterest bearing deposits       $ 20,542
$ 18,040                      $ 16,896

Interest rate spread                                    3.06%
                    3.49%                            3.84%

Net interest margin                           $ 6,983   3.74%
          $ 6,838   4.26%                $ 6,876     4.60%

          <PAGE 31>
_______________


(1) Rates on Municipal Obligations are not reported on a tax-equivalent basis.

(2) Nonaccrual loans have been included in average loan balances.

Dividends and Stockholders' Equity

      The Company maintained its dividends in 1998 at $0.52 per share, the same as in 1997. The Company's dividend payout ratio increased from 42.7% in 1997 to 61.4% in 1998 due to the decrease in the Company's net income. The Company's ratio of average stockholders' equity to average assets for the year ended December 31, 1998 was 9.41%.

                                 Years ended December 31
                                1998        1997       1996

Return on assets                0.50%       0.85%     1.08%
Return on equity                5.28%       8.21%    10.36%
Dividend payment ratio         61.43%      42.75%    34.17%
Equity to assets ratio          9.41%      10.31%    10.42%

Item 7.  Financial Statements.

                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
First Leesport Bancorp, Inc.
Leesport, Pennsylvania

      We have audited the accompanying consolidated balance sheets of First Leesport Bancorp, Inc. and its wholly-owned subsidiary, The First National Bank of Leesport, as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Leesport Bancorp, Inc. and its wholly-owned subsidiary, The First National Bank of Leesport, as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



Reading, Pennsylvania
January 12, 1999
                                    Beard & Company, Inc.

                         FIRST LEESPORT BANCORP, INC.
                       AND ITS WHOLLY-OWNED SUBSIDIARY,
                      THE FIRST NATIONAL BANK OF LEESPORT
                          CONSOLIDATED BALANCE SHEETS

                                                December 31,
                                               1998        1997
                                                (In Thousands)
ASSETS
Cash and due from banks                    $  4,403     $  5,456
Interest-bearing deposits in other banks        272          100
      Total cash and cash equivalents         4,675        5,556

Securities available for sale                50,753       38,346
Loans, net of allowance for loan losses
  1998 $1,756; 1997 $1,483                  160,777      128,296
Bank premises and equipment, net              5,606        3,844
Accrued interest receivable and other
  assets                                      9,764        4,223
      Total assets                         $231,575     $180,265

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits:
    Non-interest bearing                   $ 21,889     $ 18,466
    Interest-bearing                        161,384      130,033
      Total deposits                        183,273      148,499

  Federal funds purchased                     5,509        3,814
  Short-term borrowings                       5,700        8,000
  Long-term debt                             12,500           --
  Accrued interest payable and other
    liabilities                               4,004        1,789
      Total liabilities                     210,986      162,102

Stockholders' Equity
  Common stock, par value $ 5 per share;
    authorized 2,000,000 shares; issued
    1998 1,273,284 shares; 1997
    1,200,000 shares                          6,366        6,000
  Surplus                                     4,417        3,000
  Retained earnings                           9,245        8,850
  Accumulated other comprehensive
    income                                      679          434
  Treasury stock, at cost 1998                 (118)        (121)
    8,629 shares; 1997 8,829 shares
      Total stockholders' equity             20,589       18,163
      Total liabilities and stockholders'
        equity                             $231,575     $180,265

See Notes to Consolidated Financial Statements.

                         FIRST LEESPORT BANCORP, INC.
                       AND ITS WHOLLY-OWNED SUBSIDIARY,
                      THE FIRST NATIONAL BANK OF LEESPORT
                       CONSOLIDATED STATEMENTS OF INCOME

                                       Years Ended December 31,
                                       1998     1997      1996
                                       (In Thousands, Except Per
                                             Share Amounts)
Interest income:
  Loans receivable, including fees   $11,816    $10,436   $ 9,914
  Securities:
    Taxable                            2,288      1,995     1,754
    Tax-exempt                           558        576       630
  Other                                   61         13        42
    Total interest income             14,723     13,020    12,340

Interest expense:
  Deposits                             6,863      5,638     5,232
  Borrowings                             877        544       232
    Total interest expense             7,740      6,182     5,464
    Net interest income                6,983      6,838     6,876

Provision for loan losses                590        500       210
    Net interest income after
      provision for loan losses        6,393      6,338     6,666

Other income:
  Customer service fees                  304        313       311
  Mortgage banking activities            301        290        74
  Other income                           338        146        99
  Net realized gain on sale of
    securities                            32          -         -
    Total other income                   975        749       484

Other expenses:
  Salaries and employee benefits       2,905      2,556     2,378
  Occupancy                              478        416       424
  Equipment                              489        289       291
  Computer services                      264        304       289
  Taxes, other than income               171        161       151
  Foreclosed real estate                 105         43       161
  Marketing and advertising              325        315       263
  Professional services                  193        232       199
  Other expenses                       1,218        936       772
    Total other expenses               6,148      5,252     4,928

Income before income taxes             1,220      1,835     2,222
Federal income taxes                     196        387       513
    Net income                       $ 1,024    $ 1,448   $ 1,709
    Basic earnings per share         $  0.86    $  1.21   $  1.43

See Notes to Consolidated Financial Statements.  <PAGE 36>

                         FIRST LEESPORT BANCORP, INC.
                       AND ITS WHOLLY-OWNED SUBSIDIARY,
                      THE FIRST NATIONAL BANK OF LEESPORT
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                          Years Ended December
31, 1998, 1997 and 1996

          Accumulated
                                                 Additional
             Other
                                     Common       Paid-in
Retained     Comprehensive     Treasury
                                     Stock        Capital
Earnings        Income          Stock         Total
                                                             (In
Thousands, Except Per Share Data)
Balance, December 31, 1995          $  6,000      $  3,000     $
6,896      $    502         $   (121)     $16,277
  Comprehensive Income:
    Net income                            --            --
1,709            --               --        1,709
    Change in net unrealized gain
      (loss) on securities available
      for sale, net of reclass-
      ification adjustment                --            --
  --          (281)              --         (281)

      Total comprehensive income
                                            1,428

  Cash dividends declared $.49 per
    share                                 --            --
(584)           --               --          (584)

Balance, December 31, 1996             6,000         3,000
8,021           221             (121)       17,121
  Comprehensive income:
    Net income                            --            --
1,448            --               --         1,448
    Change in net unrealized gain
      (loss) on securities available
      for sale, net of reclass-
      ification adjustment                --            --
  --           213               --           213

      Total comprehensive income
                                            1,661

  Cash dividends declared $.52 per
    share                                 --            --
(619)           --               --          (619)

Balance, December 31, 1997             6,000         3,000
8,850           434             (121)       18,163
  Comprehensive income:
    Net income                            --            --
1,024            --               --         1,024
    Change in net unrealized gain
      (loss) on securities available
      for sale, net of reclass-
      ification adjustment                --            --
  --           245               --           245

      Total comprehensive income
                                            1,269

  Issuance of common stock in
    connection with acquisition          366         1,414
  --            --               --         1,780
  Issuance of treasury stock              --             3
  --            --                3             6
  Cash dividends declared $.52 per
    share                                 --            --
(629)           --               --          (629)


Balance, December 31, 1998          $  6,366      $  4,417     $
9,245      $    679         $   (118)     $ 20,589

See Notes to Consolidated Financial Statements.

                         FIRST LEESPORT BANCORP, INC.
                       AND ITS WHOLLY-OWNED SUBSIDIARY,
                      THE FIRST NATIONAL BANK OF LEESPORT
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Years Ended
December 31,
                                                1998        1997
     1996
                                                      (In
Thousands)
Cash Flows From Operating Activities
  Net income                                  $  1,024   $  1,448
  $  1,709
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                      590        500
       210
    Provision for depreciation and
      amortization                                 492        274
       295
    Net accretion of securities premiums
      and discounts                                (20)
(4)        (18)
    Amortization of mortgage servicing rights       42         13
         -
    Net cash provided by loans held for sale       260        252
        36
    Gain on sales of securities and loans         (292)
(252)        (36)
    Change in assets and liabilities, net of
      effects from acquisition:
        Increase in accrued interest receivable
          and other assets                        (947)
(761)       (151)
        Increase (decrease) in accrued interest
          payable and other liabilities            856        124
       (34)

  Net cash provided by operating activities      2,005      1,594
     2,011

Cash Flows From Investing Activities
  Proceeds from sales of securities
    available for sale                             975         -
        -
  Proceeds from principal repayments and
    maturities of securities available for
    sale                                        13,362      7,943
     7,404
  Purchase of securities available for sale    (26,322)
(6,272)     (9,654)
  Acquisition of Essick & Barr, Inc.            (1,715)        -
        -
  Purchase of life insurance                        -          -
    (1,785)
  Net decrease in federal funds sold                -         448
       153
  Loans made to customers, net of
    principal collected                        (33,071)
(19,023)     (5,891)
  Purchases of bank premises and equipment      (2,171)
(790)       (309)
  Net cash used in investing activities        (48,942)
(17,694)    (10,082)

Cash Flows From Financing Activities
  Net increase in deposits                      34,774     10,962
     4,099
  Net increase in federal funds purchased        1,695      3,814
        -
  Net proceeds (repayments) of short-term
    borrowings                                  (2,300)     2,300
     5,700
  Repayment of long-term debt                       -          -
    (1,000)
  Proceeds from long-term debt                  12,500         -
        -
  Issuance of treasury stock                         6         -
        -
  Dividends paid                                  (619)
(619)       (572)
  Net cash provided by financing activities     46,056     16,457
     8,227
  Increase (decrease) in cash and cash
    equivalents                                   (881)       357
       156

  Cash and cash equivalents:
    January 1                                    5,556      5,199
     5,043
    December 31                                $ 4,675   $  5,556
  $  5,199
<PAGE 39>

  Cash payments for:
    Interest                                   $ 7,652   $  6,093
  $  5,423
    Income taxes                               $   300   $    685
  $    530


See Notes to Consolidated Financial Statements.

                         FIRST LEESPORT BANCORP, INC.
                       AND ITS WHOLLY-OWNED SUBSIDIARY,
                      THE FIRST NATIONAL BANK OF LEESPORT
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SIGNIFICANT ACCOUNTING POLICIES

      Principles of consolidation:

      The consolidated financial statements include the accounts of First Leesport Bancorp, Inc. ("the Company"), a bank holding company, and its wholly-owned subsidiary, The First National Bank of Leesport ("the Bank"), including the
Bank's
      wholly-owned subsidiary, Essick & Barr, Inc. ("Essick & Barr"). All significant intercompany accounts and transactions have been eliminated.

      Nature of operations:

      The Bank operates under a national bank charter and provides full banking services. Essick & Barr provides personal and commercial insurance coverage through several insurance companies. As a national bank, the Bank is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The bank holding company is subject to regulation by the Federal Reserve Bank. The area served by the Bank and its subsidiary is principally Berks County, Pennsylvania.

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

      Securities:

      Securities classified as available for sale are those securities that the Bank intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale
      would be based on various factors, including significant
      <PAGE 41> movement in interest rates, changes in maturity
      mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.
      Securities available for sale are carried at fair value. Unrealized gains or losses are reported in other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in
      earnings. Premiums and discounts are recognized in interest income using a method which approximates the interest method over the period to maturity.

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

            A loan is generally considered impaired when it is probable the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in
      the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid
      interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on
      nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal.
      Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.
  <PAGE 42>
      Allowance for loan losses:

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

      There were no loans held for sale at December 31, 1998 and 1997.

      Foreclosed real estate:

            Foreclosed assets, which are recorded in other assets,
      include properties acquired through foreclosure or in full or partial satisfaction of the related loan.

            Foreclosed assets are initially recorded at fair value,
      net of estimated selling costs, at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value, less estimated costs to sell.
      Revenue and expenses from operations and changes in the valuation allowance are included in foreclosed real estate expenses.
  <PAGE 43>
      Bank premises and equipment:

            Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line and accelerated depreciation methods over the estimated useful lives of the related assets.

      Loan servicing:

            Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing rights are evaluated for impairment based upon the
      fair value of the rights as compared to amortized cost. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount.

      Goodwill:

            Goodwill is the excess of the purchase price over the fair value of net assets of the entity acquired through a business combination that is recorded using the purchase method of accounting. Goodwill is being amortized using the
      straight-line method over 20 years.

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

      Off-balance sheet financial instruments:

            In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, letters of credit and commitments to sell loans. Such financial instruments are recorded in the consolidated balance sheets when they become receivable or payable. <PAGE 44>

      Advertising:

            Advertising costs are expensed as incurred.

      Earnings per share:

            Basic earnings per share represents income available to
      common stockholders divided by the weighted-average number of common shares outstanding during the period. The weighted-average number of shares of common stock outstanding was 1,195,696 in 1998 and 1,191,171 in 1997 and
      1996.

      Comprehensive income:

            The Company adopted SFAS No. 130, "Reporting
      Comprehensive Income," as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Company's net income or stockholders' equity.

            The components of other comprehensive income and related tax effects are as follows:

                                                   Year Ended
December 31,
                                                1998        1997
    1996
                                                        (In
Thousands)
      Unrealized holding gains (losses)
        on available for sale securities       $ 400       $ 323
   $ (426)
      Less reclassification adjustment
        for gains realized in income             (32)          -
        -

      Net unrealized gains (losses)              368         323
     (426)

      Tax effect                                (123)       (110)
      145

        Net of tax amount                      $ 245       $ 213
   $ (281)

      Segment reporting:

            The Bank acts as an independent community financial services provider, and offers traditional banking, insurance
      and related financial services to individual, business and government customers. Through its branch and automated teller machine network, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of
      <PAGE 45> commercial, consumer and mortgage loans; and the providing of other financial services.

            Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial and retail operations of the Bank. As such, discrete financial information is not available and segment reporting would not be meaningful. Results of insurance operations were not material to the consolidated financial statements in 1998.

      New Accounting standard:

            The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. The Bank is
required
      to adopt the Statement on January 1, 2000. The adoption of the Statement is not expected to have a significant impact on the financial condition or results of operations of the Bank.

2.    Acquisition

      On December 7, 1998, the Company completed its acquisition of Essick & Barr, Inc., an independent insurance agency. The Company issued 73,284 shares of its common stock and paid cash of $1,715,000 in exchange for all of the shares of
      common stock of Essick & Barr, Inc. The excess of the total acquisition cost over the fair value of the net assets acquired is being amortized over 20 years by the straight-line method. The acquisition has been accounted for as a purchase and results of operations of Essick & Barr, Inc. since the date of acquisition are included in the consolidated financial statements.

3.    Restrictions on Cash and Due from Bank Balances

      The Bank is required to maintain average reserve balances with the Federal Reserve Bank. For the years 1998 and
1997,
      the average of these reserve balances approximated $767,000 and $705,000 respectively.

4.    Securities

      The amortized cost of available for sale securities and their approximate fair values at December 31 were as follows:
  <PAGE 46>


                                                      Gross
Gross
                                       Amortized   Unrealized
Unrealized     Fair
                                          Cost        Gains
Losses      Value
                                                       (In
Thousands)

      December 31, 1998:
        U.S. Treasury securities        $ 8,046        $178
$  -       $ 8,224
        U.S. Government agencies         22,678         230
 (8)       22,900

        Mortgage-backed securities        6,809         339
(23)        7,125
        Obligations of state and
          political subdivisions         10,071         282
  -        10,353
        Corporate debt securities           730          28
  -           758
        Equity securities                 1,393         -
  -         1,393
                                        $49,727      $1,057
$(31)      $50,753

      December 31, 1997:
        U.S. Treasury securities        $10,188        $114
$ (10)      $10,292
        U.S. Government agencies         10,921          95
(17)       10,999
        Mortgage-backed securities        4,036         193
 (7)        4,222
        Obligations of state and
          political subdivisions         10,338         251
  -        10,589
        Corporate debt securities         1,070          32
  -         1,102
        Equity securities                 1,135           7
  -         1,142
                                        $37,688        $692
$ (34)      $38,346


      Equity securities are comprised of stock in the Federal
      Reserve Bank, the Federal Home Loan Bank and Atlantic
      Central Bankers' Bank.

      The amortized cost and fair value of securities as of December 31, 1998, by contractual maturity, are shown below.
      Expected maturities may differ from contractual maturities because the securities may be called or prepaid without penalty.

                                      Amortized Cost   Fair Value
                                             (In Thousands)

     Due in one year or less              $14,326        $14,401
     Due after one year through
       five years                          25,588         26,154
     Due after five years through
       ten years                              917            949
     Due after ten years                      694            731
     Mortgage-backed securities             6,809          7,125
     Equity securities                      1,393          1,393
                                          $49,727        $50,753

      Securities with an amortized cost of $8,343,000 and $3,596,000 at December 31, 1998 and 1997 respectively were
      <PAGE 47> pledged to secure public deposits and for other
      purposes as required or permitted by law.

      Gross gains of $32,000 were realized on sales of securities available for sale in 1998. There were no sales of securities in 1997 and 1996.

5.    LOANS RECEIVABLE

      The components of loans receivable at December 31, 1998 and 1997 were as follows:

                                               1998        1997
                                                (In Thousands)

     Commercial                              $44,055    $ 30,403
     Commercial real estate                   26,560      24,494
     Residential real estate                  69,263      52,885
     Consumer                                 20,462      19,368
     Real estate construction                  1,587       1,964
     Credit card                                 606         665
                                             162,533     129,779
     Allowance for loan losses                 1,756       1,483
                                            $160,777    $128,296

      Changes in the allowance for loan losses were as follows:

                                        Years Ended December 31,
                                       1998      1997      1996
                                             (In Thousands)

     Balance, beginning              $1,483     $1,105    $1,179
     Provision for loan losses          590        500       210
     Loans charged off                 (394)      (159)     (344)
     Recoveries                          77         37        60
       Balance, ending               $1,756     $1,483    $1,105

      The recorded investment in impaired loans, not requiring an allowance for loan losses, was $-0- at December 31, 1998
and
      1997. The recorded investment in impaired loans requiring an allowance for loan losses was $545,000 and $944,000 at December 31, 1998 and 1997 respectively. At December 31, 1998 and 1997, the related allowance for loan losses associated with those loans was $82,000 and $195,000, respectively. For the years ended December 31, 1998, 1997 and 1996, the average recorded investment in these impaired loans was $556,000, $1,009,000, and $726,000 respectively, and the interest income recognized on impaired loans was $0,
      $42,000, and $2,000 respectively.
  <PAGE 48>
6.    LOAN SERVICING

      Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of these loans as of December 31, 1998
and
      1997 was $35,960,000 and $25,392,000 respectively.
      Custodial escrow balances maintained in connection with the foregoing loan servicing and included in other liabilities were approximately $234,000 and $173,000 at December 31, 1998 and 1997 respectively.

      The net carrying value of capitalized mortgage servicing rights, included in other assets at December 31, 1998 and 1997 was $264,000 and $145,000, respectively. The carrying value of mortgage servicing rights approximates its fair value. Mortgage servicing rights of $161,000 and $158,000 were capitalized and amortization of mortgage servicing rights was $42,000 and $13,000 in 1998 and 1997 respectively. Mortgage servicing rights were not capitalized in 1996 because they were not material.

7.    BANK PREMISES AND EQUIPMENT

      Components of bank premises and equipment were as follows:

                                                    December 31,
                                                   1998     1997
                                                   (In Thousands)

     Land and land improvements                   $1,366   $  982
     Buildings                                     5,039    3,691
     Furniture and equipment                       2,708    2,408
                                                   9,113    7,081
     Less accumulated depreciation                 3,507    3,237
                                                  $5,606   $3,844

      Certain bank facilities and equipment are leased under various operating leases. Rental expense for these leases was $86,000, $72,000, and $55,000 respectively for the years
      ended December 31, 1998, 1997 and 1996. Future minimum rental commitments under noncancellable leases are as follows (in thousands):

     1999                                                    $ 92
     2000                                                      65
     2001                                                      60
     2002                                                      39
     2003                                                      39
     Thereafter                                               372
                                                             $667
  <PAGE 49>
8.    DEPOSITS

      The components of deposits at December 31, 1998 and 1997 were as follows:

                                                1998       1997
                                                 (In Thousands)

     Demand, non-interest bearing             $ 21,889  $ 18,466
     Demand, interest bearing                   32,793    28,133
     Savings                                    35,087    23,563
     Time, $ 100,000 and over                   10,448     6,714
     Time, other                                83,056    71,623
                                              $183,273  $148,499

      At December 31, 1998, the scheduled maturities of time deposits are as follows (in thousands):

     1999                                                $50,108
     2000                                                 24,377
     2001                                                  4,489
     2002                                                  7,986
     2003                                                  6,544
                                                         $93,504

9.    BORROWINGS

      The Bank has a line of credit commitment from each of the Federal Home Loan Bank (FHLB) and Atlantic Central Bankers Bank (ACBB) for borrowings up to $6,000,000. The ACBB line is renewed annually and the FHLB line expires March 25, 1999. No amounts were outstanding under these lines at December 31, 1998 and 1997.

      Short-term borrowings at December 31, 1998 consisted of borrowings from the FHLB under a repurchase agreement which matures in 1999 with fixed interest rates ranging from
5.07%
      to 5.78%. The borrowings are collateralized by certain qualifying assets of the Bank.

      Short-term borrowings at December 31, 1997 consisted of borrowings from the FHLB under a line of credit arrangement and a repurchase agreement, both of which mature in 1998 with variable interest rates which were 6.21% and 5.63% respectively. The borrowings were collateralized by certain
      qualifying assets of the Bank.

      Long-term debt consists of advances from the FHLB, with maturity dates ranging from April 2005 to September 2008
and
      fixed interest rates ranging from 4.92% to 5.55% which convert to variable rates after several years.
  <PAGE 50>
10.   EMPLOYEE BENEFITS

      The Bank has a noncontributory defined benefit pension plan covering all employees who meet the eligibility requirements. To be eligible, an employee must have completed 1,000 hours of service in their first 12 months of
      employment or in any like period thereafter. The Plan provides benefits based on years of service and the employee's highest five-year average of compensation. Benefits are subject to certain reductions if the employee retires before reaching age 65. The Bank's funding policy is to make the minimum annual contribution that is required by applicable regulations, plus such amounts as the Bank may
      determine to be appropriate from time to time. Information pertaining as to the activity in the plan is as follows:

                                                       Years
Ended December 31,
                                                       1998
1997      1996
                                                           (In
Thousands)
Change in benefit obligation:

  Benefit obligation at beginning of year            $1,689
$1,440    $1,610
  Service cost                                          128
101        96
  Interest cost                                         109
100       112
  Actuarial (gain) loss                                (238)
209       (90)
  Benefits paid                                         (45)
(161)     (288)

    Benefit obligation at end of year                 1,643
1,689     1,440

Change in plan assets:
  Fair value of plan assets at beginning of year      1,688
1,485     1,414
  Actual return on plan assets                          139
270       151
  Employer contribution                                 103
94       208
  Benefits paid                                         (45)
(161)     (288)

    Fair value of plan assets at end of year           1,885
1,688    1,485

Funded status                                            242
 (1)      45

Unrecognized net actuarial (gain) loss                   (23)
 242     186
Unrecognized prior service cost                           24
  26      28
Unrecognized net transition asset                       (176)
(200)   (223)

    Prepaid benefit cost                             $    67    $
  67  $   36

      Net pension cost for this plan consisted of the following components:

                                         Years Ended December 31,
                                          1998     1997     1996
                                              (In Thousands)
     Service cost (benefits earned)       $128    $ 101    $  96
     Interest cost on projected benefit
       obligation                          109      100      112
     Actual return on plan assets         (139)    (270)    (151)
     Net amortization and deferral         (17)     127       15
                                          $ 81    $  58    $  72

<PAGE 51>

      Assumptions used by the Bank in the determination of pension plan information consisted of the following:

                                               December 31,
                                           1998    1997    1996

     Discount rate                        6.50%   6.50%   7.00%
     Rate of increase in compensation
       levels                             4.00%   4.00%   4.50%
     Expected long-term rate of return
       on plan assets                     8.00%   8.00%   8.00%

      The Bank has a 401(k) plan which covers employees who meet the
      eligibility requirements of having worked 1,000 hours in a plan
      year and have attained the age of 21.  Participants are
permitted
      to contribute from 1% - 10% of compensation.  The Bank
matches
      50% of the participant's contributions up to a maximum
match of
      3-1/2%.  The expense related to this plan was $49,000,
$45,000,
      and $43,000 for the years ended December 31, 1998, 1997 and
1996
      respectively.

      The Bank has entered into deferred compensation agreements with
      certain directors and a salary continuation plan for
certain key
      employees.  At December 31, 1998 and 1997, the present
value of
      the future liability for these plans was $373,000 and
$258,000
      respectively.  To fund the benefits under these agreements, the
      Bank is the owner and beneficiary of life insurance
policies on
      the lives of the directors and employees.  These policies
had an
      aggregate cash surrender value of $2,191,000 and $2,080,000 at
      December 31, 1998 and 1997 respectively.  For the years
ended
      December 31, 1998, 1997 and 1996, $112,000, $102,000, and
$65,000
      respectively was charged to expense in connection with
these
      agreements.

      In 1998, the Company's Board of Directors approved the
adoption
      of stock option plans for executive officers and directors respectively.  The plan for executive officers covers
200,000
      shares of common stock reserved for issuance upon exercise of
      options granted or available for grant and will expire in
2008.
      The plan for directors covers 50,000 shares of common stock reserved for issuance upon exercise of options granted or
      available for grant and will expire in 2003.  Options
granted
      under the plans will be at a price not less than 100% of
the fair
      market value of the stock at the date of grant.  During
1998,
      45,152 options at prices ranging from $23.88 to $27.25 were granted under the plan for executive officers.  Both plans are
      subject to stockholder approval at the 1999 annual
stockholders'
      meeting.
  <PAGE 52>
11.  INCOME TAXES

      The components of income tax expense are as follows:

                                         Years Ended December 31,
                                          1998     1997      1996
                                               (In Thousands)

     Current                              $229     $440      $460
     Deferred                              (33)     (53)       53

                                          $196     $387      $513

      The income tax provision includes $11,000 in 1998 of income taxes related to gains on the sale of securities of $32,000.

      Reconciliation of the statutory income tax expense computed at
      34% to the income tax expense included in the consolidated statements of income is as follows:

                                         Years Ended December 31,
                                          1998     1997     1996
                                              (In Thousands)
     Federal income tax at statutory
       rate                              $ 415    $ 624    $ 755
     Tax exempt interest                  (226)    (229)    (246)
     Interest disallowance                  32       30       29
     Other                                 (38)     (38)     (22)
     Bank owned life insurance              13      ---       (3)
                                         $ 196    $ 387    $ 513

      Net deferred tax assets consisted of the following components as of December 31, 1998 and 1997:

                                                   1998     1997
                                                   (In Thousands)
     Deferred tax assets:

       Allowance for loan losses                  $ 473    $ 366
       Deferred compensation                        103       64
       Deferred loan fees                             -       42

           Total deferred tax assets                576      472

     Deferred tax liabilities:
       Prepaid pension                              (23)     (23)
       Bank premises and equipment                 (107)     (78)
       Mortgage servicing rights                    (94)     (49)
       Net unrealized gains on securities
         available for sale                        (347)    (224)

           Total deferred tax liabilities          (571)    (374)

           Net deferred tax assets                $   5    $  98
  <PAGE 53>
12.   TRANSACTIONS WITH EXECUTIVE OFFICERS AND DIRECTORS

      The Bank has had banking transactions in the ordinary
course of
      business with its executive officers and directors and
their
      related interests on the same terms, including interest
rates and
      collateral, as those prevailing at the time for comparable transactions with others.  At December 31, 1998 and 1997,
these
      persons were indebted to the Bank for loans totaling
$4,996,000
      and $3,418,000, respectively.  During 1998, $4,827,000 of
new
      loans were made and repayments totaled $3,011,000.  Other
changes
      caused the December 31, 1998 balance of the loans
outstanding to
      decrease by $238,000.

13.   REGULATORY MATTERS AND STOCKHOLDERS' EQUITY

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios
      (set forth below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

      As of December 31, 1998, the most recent notification from the
      Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that
      notification that management believes have changed the Bank's category.

      The Bank's actual capital amounts and ratios are also presented below. The Company's capital amounts and ratios were not materially different from those of the Bank.



     To Be Well
                                                    For Capital
  Capitalized Under
                                                      Adequacy
  Prompt Corrective
                                    Actual            Purposes
  Action Provisions
                                Amount    Ratio    Amount   Ratio
  Amount      Ratio
<PAGE 54>
                                            (Dollar Amounts In
Thousands)
     As of December 31, 1998:
       Total capital (to risk
         weighted assets)      $16,977   11.46%   $>11,852 >8.00%
 $>14,815   >10.00%
       Tier I capital (to
         risk weighted
         assets)                15,221   10.27     > 5,926
>4.00%   > 8,889   > 6.00%
       Tier I capital (to
         average assets)        15,221    7.04     > 8,643
>4.00%   >10,803   > 5.00%

     As of December 31, 1997:
       Total capital (to risk
         weighted assets)      $18,893   15.94%   $>9,483  >8.00%
 $>11,853   >10.00%
       Tier I capital (to
         risk weighted assets)  17,411   14.69     >4,741  >4.00
   >7,112    >6.00
       Tier I capital (to
         average assets)        17,411    9.72     >7,165  >4.00
   >8,956    >5.00

      The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in
      any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this formula, the Bank can declare dividends in 1999 without approval of the Comptroller of the Currency of approximately
      $834,000 plus an additional amount equal to the Bank's net profit for 1999, up to the date of any such dividend declaration. As of December 31, 1998, the Company has declared a $0.13 per share cash dividend for stockholders of
      record on January 4, 1999, payable January 15, 1999.

14.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

      A summary of the contractual amount of the Bank's financial instrument commitments is as follows:
  <PAGE 55>
                                                   December 31,
                                                  1998      1997
                                                  (In Thousands)

     Commitments to grant loans                 $ 6,195   $ 2,413
     Unfunded commitments under
     lines of credit                             22,640    15,460
     Outstanding letters of credit                  347       648
     Commitments to sell loans                        -         -

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

15.  CONCENTRATIONS OF CREDIT RISK

      The Bank grants commercial, residential and consumer loans to customers primarily located in Berks County, Pennsylvania. The concentrations of credit by type of loan are set forth in Note 5. Although the Bank has a diversified loan portfolio, its debtors' ability to honor these contracts is influenced by the region's economy.

16.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there
      are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair
      <PAGE 56> value amounts have been measured as of their
      respective year ends and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

      The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used
      to estimate the fair values of the Company's financial instruments at December 31, 1998 and 1997:

      Cash and cash equivalents:

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

      Deposit liabilities:

      The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
  <PAGE 57>
      Short-term borrowings and federal funds purchased:

      The carrying amounts of short-term borrowings and federal funds purchased approximate their fair values.

      Long-term debt:

      The fair value of long-term debt is calculated based on the discounted value of contractual cash flows, using rates currently available for borrowings from the FHLB with similar maturities.

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

      The estimated fair values of the Company's financial instruments at December 31, 1998 and 1997 were as follows:

                                                1998
     1997
                                       Carrying   Estimated
Carrying   Estimated
                                        Amount    Fair Value
Amount    Fair Value
                                                      (In
Thousands)
      Financial Assets:
        Cash and cash equivalents      $  4,675    $  4,675     $
5,556    $  5,556
        Securities                       50,753      50,753
38,346      38,346
        Loans receivable, net           160,777     165,231
128,296     129,393
        Accrued interest receivable       1,453       1,453
1,292       1,292

      Financial Liabilities:
        Deposits                        183,273     185,303
148,499     149,394
        Federal funds purchased           5,509       5,509
3,814       3,814
        Short-term borrowings             5,700       5,700
8,000       8,000
        Long-term debt                   12,500      12,490
    -           -
        Accrued interest payable            980         980
  892         892

      Off-Balance Sheet Financial
        Instruments:
        Commitments to extend credit         -            -
    -           -
        Standby letters of credit            -            -
    -           -
        Commitments to sell loans            -            -
    -           -

  <PAGE 58>
17.   FIRST LEESPORT BANCORP, INC. (PARENT COMPANY ONLY)
FINANCIAL
      INFORMATION

                                   Balance Sheets


December 31,

1998         1997

(In Thousands)
     ASSETS
       Cash                                                 $
175       $   155
       Investment in bank subsidiary
20,086        17,877
       Securities available for sale
427           210
       Premises and equipment and other assets
71            71

$20,759       $18,313

     LIABILITIES AND STOCKHOLDERS' EQUITY
       Liabilities, other                                   $
170       $   150
       Stockholders' equity
20,589        18,163

$20,759       $18,313
                                Statements of Income

                                                         Years
Ended December 31,
                                                       1998
1997       1996
                                                             (In
Thousands)
     Dividends from bank subsidiary                  $  874     $
858     $  632
     Other income                                        34
 15          5
     Other expenses                                     (99)
(94)       (93)
       Income before equity in undistributed
       net income of subsidiary and income taxes        809
779        544
     Income tax benefit                                 (21)
(29)       (30)
     Equity in undistributed net income of
       bank subsidiary                                  194
640      1,135
     Net income                                      $1,024
$1,448     $1,709
  <PAGE 59>
                        Statements of Cash Flows

                                                      Years Ended
December 31,
                                                     1998
1997      1996
                                                           (In
Thousands)
     CASH FLOWS FROM OPERATING
       ACTIVITIES
       Net income                                   $1,024
$1,448    $ 1,709
       Depreciation                                      4
 4          4
       Undistributed earnings of
         bank subsidiary                              (194)
(640)    (1,135)
       Increase in other liabilities                     9
 2          -
       (Increase) in other assets                       (4)
(5)         -

           Net cash provided by
             operating activities                      839
809        578

     CASH FLOWS USED IN INVESTING
       ACTIVITIES
       Purchase of investment
         securities                                    200
(203)         -

     CASH FLOWS USED IN FINANCING
       ACTIVITIES
       Cash dividends paid                            (619)
(619)      (572)
       Increase (decrease) in cash                      20
(13)         6

     Cash:
       Beginning                                       155
168        162
       Ending                                       $  175     $
155    $   168

18.   SUBSEQUENT EVENT

      On January 12, 1999, the Company announced the signing of a definitive agreement to merge with Merchants of Shenandoah Ban-Corp ("Merchants"), a commercial bank with total assets of $58 million, headquartered in Shenandoah, Pennsylvania. Under the terms of the agreement, each Merchants' shareholder will receive 1.5854 shares of the Company's common stock for each Merchants' share outstanding (subject to possible adjustment under certain circumstances). The transaction will be accounted for under the pooling-of-interests method of accounting and is subject to regulatory and stockholder approvals. The merger is expected to be consummated in the second quarter of 1999.

      The following table provides a summary of the consolidated operating results and financial condition on a proforma basis as of and for the year ended December 31, 1998:

                                      Company
Company
                                    (As Reported)    Merchants
Proforma
                                                 (In Thousands)
Net interest income                 $  6,983         $ 2,073
$  9,056
Net income                          $  1,024         $   487
$  1,511
Total assets                        $231,575         $58,370
$289,945
Total stockholders' equity          $ 20,589         $ 7,236
$ 27,825

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

      None.

                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

      The name, age, principal occupation, business experience during the past five years, and other information with respect to each director and executive officer of the Company is set forth on pages 4, 5, 8 and 9 of the Company's Proxy Statement dated March 23, 1999, prepared in connection with the Company's Annual Meeting of Stockholders to be held on April 27, 1999 (the "Proxy Statement"), and such information is incorporated herein by reference thereto.

Item 10.  Executive Compensation.

      Information with respect to the compensation of executive officers and directors of the Company is set forth on pages 7, 10 and 12 of the Proxy Statement and is incorporated herein by reference thereto.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

      Information relating to those persons who, to the knowledge of the Company's management, may be deemed to be the beneficial owners, either directly or indirectly, of 5% or more of the shares of the outstanding Common Stock of the Company as of February 28, 1999, is set forth on page 24 of the Proxy Statement and is incorporated herein by reference thereto.

      Information relating to beneficial ownership of shares of the Company's Common Stock owned by each director, nominee, and executive officer and by all directors and executive officers, as a group, as of February 28, 1999, is set forth on pages 4, 5, 8 and 9 of the Proxy Statement and is incorporated herein by reference thereto.

Item 12.  Certain Relationships and Related Transactions.

      Information relating to business relationships and transactions between the Company and members of management or their affiliates is set forth on page 14 of the Proxy Statement and is incorporated herein by reference thereto.
  <PAGE 62>
Item 13.  Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

            The Exhibits required in response to this item are as follows:

Exhibit No.       Description


      3.1         Articles of Incorporation of First Leesport
                  Bancorp, Inc.

      3.2         By-laws of First Leesport Bancorp, Inc.

      10.1        Contract between the First National Bank of
                  Leesport and Bisys.

      10.2        Severance Agreement between the First National
                  Bank of Leesport and John T. Connelly.*

      10.3        Employment Agreement between the First National
                  Bank of Leesport and John T. Connelly.*

      10.4        Employment Agreement between the First National
                  Bank of Leesport and Raymond H. Melcher, Jr.*

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

      10.9        1998 Employee Stock Incentive Plan.*

      10.10       1998 Independent Directors Stock Option Plan.*

      10.11 Agreement and Plan of Merger dated January 12, 1999 by and between First Leesport Bancorp,
Inc.
                  and Merchants of Shenandoah
Ban-Corp.(Incorporated
                  <PAGE 63> herein by reference to Exhibit 99.2
to
                  Registrant's Current Report on Form 8-K filed
                  January 22, 1999).

      10.12 Employment Agreement dated September 17, 1998, among First Leesport Bancorp, Inc., Essick &
Barr,
                  Inc. and Charles J. Hopkins.*

      10.13 Employment Agreement dated September 17, 1998 among First Leesport Bancorp, Inc., Essick &
Barr,
                  Inc. and Michael D. Hughes.*

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

      (b)   Reports on Form 8-K.

            The following report on Form 8-K were filed by the Company during the quarter ended December 31, 1998:

                  First Leesport Bancorp, Inc. filed a Current
      Report on Form 8-K on December 15, 1998 disclosing under
      Item 5 the completion of the acquisition of Essick & Barr, Inc., a Pennsylvania licensed insurance agency.

                                  Signatures

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 1999                      FIRST LEESPORT BANCORP, INC.

                                    By /s/ Raymond H. Melcher,
Jr.
                                          Raymond H. Melcher,
Jr.,
                                          President and Chief
Executive
                                          Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John T. Connelly         Chairman of the       March 16, 1999
John T. Connelly             Board, Director

/s/ Raymond H. Melcher, Jr.  President and Chief   March 16, 1999
Raymond H. Melcher, Jr.      Executive Officer,
                             Director

/s/ Frederick P. Henrich     Treasurer, Chief      March 16, 1999
Frederick P. Henrich         Financial Officer,
                             and Chief Accounting
                             Officer

/s/ Charles J. Hopkins       Director              March 16, 1999
Charles J. Hopkins

/s/ Edward C. Barrett        Director              March 16, 1999
Edward C. Barrett

/s/ Richard L. Henry         Director              March 16, 1999
Richard L. Henry

/s/ William Keller           Director              March 16, 1999
William Keller

                             Director              March __, 1999
Harry J. O'Neill III

                             Director              March __, 1999
Karen A. Rightmire

                             Director              March __, 1999
Alfred J. Weber

/s/ Daniel W. Weist          Director              March 16, 1999
Daniel W. Weist

                                 EXHIBIT INDEX


Exhibit No.       Description


      3.1         Articles of Incorporation of First Leesport
                  Bancorp, Inc.

      3.2         Bylaws of First Leesport Bancorp, Inc.

      10.1        Contract between the First National Bank of
                  Leesport and Bisys.

      10.2        Severance Agreement between the First National
                  Bank of Leesport and John T. Connelly.*

      10.3        Employment Agreement between the First National
                  Bank of Leesport and John T. Connelly.*

      10.4        Employment Agreement between the First National
                  Bank of Leesport and Raymond H. Melcher, Jr.*

      10.5        Lease Agreement for Wernersville branch.
                  (Incorporated herein by reference to Exhibit
10.5
                  to Registrant's annual report on Form 10-KSB for
                  the year ended December 31, 1995.).

      10.6 Lease Agreement for Wyomissing, Pennsylvania loan
                  production office. (Incorporated herein by reference to Exhibit 10.6 to Registrant's annual
                  report on Form 10-KSB for  the year ended
                  December 31, 1995.).

      10.7        Supplemental Executive Retirement Plan.
                  (Incorporated herein by reference to Exhibit
10.1
                  to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).*

      10.8        Deferred Compensation Plan for Directors.
                  (Incorporated herein by reference to Exhibit
10.2
                  to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).*

      10.9        1998 Employee Stock Incentive Plan.*

      10.10       1998 Independent Directors Stock Option Plan.*

      10.11       Agreement and Plan of Merger dated January 12,
                  1999 by and between First Leesport Bancorp,
Inc.
                  and Merchants of Shenandoah
Ban-Corp.(Incorporated
                  herein by reference to Exhibit 99.2 to
                  Registrant's Current Report on Form 8-K filed
                  January 22, 1999).  <PAGE 66>

      10.12 Employment Agreement dated September 17, 1998, among First Leesport Bancorp, Inc., Essick &
Barr,
                  Inc. and Charles J. Hopkins.*

      10.13 Employment Agreement dated September 17, 1998 among First Leesport Bancorp, Inc., Essick &
Barr,
                  Inc. and Michael D. Hughes.*

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

      21          Subsidiaries of First Leesport Bancorp, Inc.

      27.1        Financial Data Schedule (included herein)
_____________________
* Denotes a management contract or compensatory plan or arrangement.
  <PAGE 67>