Form 10-Q
period 1999-03-31
FIRST LEESPORT BANCORP INC
filed 1999-05-17
CIK 775662

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-Q

        X      Quarterly Report pursuant to Section 13 or
               15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1999, or

               Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the Transition Period from _________________ to _________________.


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


         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
         (2) has been subject to such filing requirements for the past
         90 days.

                            Yes  [X]    No [ ]

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


            Class                           Outstanding at May 1, 1999
Common Stock ($5.00 par value)                      1,264,655 Shares


Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
              UNAUDITED, CONSOLIDATED, CONDENSED BALANCE SHEETS
                           (Amounts in thousands)

                                                      Mar.31   Dec.31
ASSETS                                                  1999     1998
                                                      ______   ______
Cash and Due from Banks                              $ 4,123  $ 4,403
Interest-bearing Deposits in Other Banks                 223      272
                                                      ______   ______
Total Cash and Balances Due from Banks                 4,346    4,675

Federal Funds Sold                                         0        0
Securities Available for Sale                         50,239   50,753

Loans, Net of Unearned Income                        180,499  162,533
Less: Allowance for Loan Losses                       (1,798)  (1,756)
                                                     _______  _______
Net Loans                                            178,701  160,777

Bank Premises and Equipment, Net                       6,136    5,606
Other Real Estate Owned                                  285      360
Accrued Interest Receivable and Other Assets          10,161    9,404
                                                     _______  _______
            Total Assets                             249,868  231,575

LIABILITIES

Deposits:
Non-interest Bearing                                $ 24,327 $ 21,889
Interest Bearing                                     169,685  161,384
                                                     _______  _______
Total Deposits                                       194,012  183,273

Federal Funds Purchased                                6,796    5,509
Other Borrowed Funds                                   5,000    5,700
Long-term Debt                                        20,500   12,500
Accrued Interest Payable                               1,116      980
Other Liabilities                                      1,999    3,024
                                                     _______  _______
            Total Liabilities                        229,423  210,986

STOCKHOLDERS' EQUITY
Common Stock, $5.00 Par Value per Share;
Authorized 2,000,000 Shares, Issued 1,273,284
Shares                                              $  6,366  $ 6,366
Surplus                                                4,417    4,417
Retained Earnings                                      9,517    9,245
Net Unrealized Appreciation on
Securities Available for Sale, Net of Taxes              263      679
Treasury Stock, 8,629 Shares at Cost                    (118)    (118)
                                                     _______   _______
            Total Stockholders' Equity                20,445   20,589
                                                     _______   _______
      Total Liabilities and Stockholders' Equity     249,868  231,575

The accompanying notes are an integral part of these condensed financial statements.

                 FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
             UNAUDITED, CONSOLIDATED, CONDENSED STATEMENTS OF
INCOME
                (Amounts in thousands, except per share data)
                                             Three Months
                                             Ended Mar.31
                                              1999     1998
                                            ______     ______
INTEREST INCOME
Interest & Fees on Loans                   $ 3,343    $ 2,660
Interest on Federal Funds Sold                   2         22
Interest on Securities:
   Taxable                                     649        412
   Tax-exempt                                  130        137
                                             _____      _____
TOTAL INTEREST INCOME                        4,124      3,231

INTEREST EXPENSE
Interest on Deposits                         1,893      1,539
Interest on Borrowed Funds                     385        105
                                             _____      _____
TOTAL INTEREST EXPENSE                       2,278      1,644
                                             _____      _____
NET INTEREST INCOME                          1,846      1,587
Provision for Loan Losses                      235         90

   Net Interest Income after                 _____      _____
   Provision for Loan Losses                 1,611      1,497

OTHER INCOME
Customer Service Fees                           86         61
Mortgage Banking Activities                     42         60
Commissions on Insurance Sales                 825          0
Other Income                                   127        120
Realized Gain on Sale of Securities              0         32
                                               ___        ___
TOTAL OTHER INCOME                           1,080        273

OTHER EXPENSES
Salaries and Benefits                        1,080        660
Occupancy Expense                              143        117
Furniture and Equipment Expense                137         95
Computer Services                              131        176
Other Operating Expenses                       611        490
                                             _____      _____
TOTAL OTHER EXPENSES                         2,102      1,538
                                             _____      _____
Income Before Income Taxes                     589        232
Federal Income Taxes                           152         33
                                             _____      _____
NET INCOME                                     437        199

EARNINGS PER SHARE DATA
Based on Average Shares Outstanding
   Basic Earnings per Share                 $ 0.35     $ 0.17
   Dividends                                $ 0.13     $ 0.13

The accompanying notes are an integral part of these condensed financial statements.

FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

                                               Three Months Ended March 31,
                                                       1999       1998
                                                      _____      _____
Net Income                                           $  437     $  199

Other comprehensive income, net of tax:
     Unrealized (losses) on securities
     Arising during the period, net of tax
     1999 - $279; 1998 - $43.                          (416)       (63)

     Less: Reclassification adjustments for
     Gains included in net income                         0        (21)

                                                       ____       ____
     Other comprehensive income                        (416)       (84)
                                                       ____       ____
Comprehensive income                                 $   21     $  115

The accompanying notes are an integral part of these condensed financial statements.

              FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
        UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             (Amounts in thousands, except per share data)

                                               Three Months Ended March 31,

                                                     1999         1998
                                                    ______       ______
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                          $  437       $  199
Provision for loan losses                              235           90
Provision for depreciation and amortization            124           96
Net amortization (accretion) of securities
   premiums and discounts                               (4)          (5)
Realized gain on sale of securities                      0          (32)
Loans originated for sale                                0       (3,741)
Proceeds from sales of loans                             0        3,809
(Gain) on sales of loans                                 0          (68)
(Increase) Decrease in accrued interest receivable
   and other assets                                   (682)          68
Increase (Decrease) in accrued interest payable
   and other liabilities                              (889)         858

NET CASH PROVIDED BY OPERATING ACTIVITIES           (1,509)       1,206

CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-sale securities:
Proceeds from principal repayments and maturities
   of securities                                     3,710        2,408
Proceeds from sales of securities                        0        1,008
Purchase of securities                              (3,190)      (2,243)
Net (Increase) decrease in federal funds sold            0       (3,290)
Loans made to customers, net of principal collected(17,966)      (3,653)
Purchases of bank premises and equipment              (530)        (197)

NET CASH USED IN INVESTING ACTIVITIES              (17,982)      (5,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                            10,739       10,960
Net decrease in federal funds purchased              1,287       (3,814)
Net repayments of short-term borrowings               (700)      (3,000)
Proceeds from long-term debt                         8,000            0
Dividends paid                                        (164)        (155)

NET CASH PROVIDED BY FINANCING ACTIVITIES           19,162        3,991

Decrease in cash and cash equivalents                 (329)        (770)
Cash and cash equivalents:    Beginning              4,675        5,556
                              Ending                 4,346        4,786

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:

Interest paid                                       $1,976      $ 1,743
Income taxes paid                                      100            0

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

2. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

3.  There were no loans held for sale at March 31, 1999.

Item 2

      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Financial Condition

The company's assets increased to $249,868,000 at March 31, 1999 from $231,575,000 at December 31, 1998, an increase of $18,293,000 or 7.9% as the company continues to focus on accelerated growth. A seventh full-service office was opened during the period, and efforts to integrate the operations of Essick & Barr, the company's insurance agency purchased in December 1998, were begun. In addition, a significant amount of reorganization within the lending division took place during the period.

Net loan growth provided almost all of the increase in assets, growing by $17,924,000 between December 31, 1998 and March 31, 1999. The additions to the lending staff, along with an expanded array of loan products and a concentrated effort to build the portfolio, helped increase these balances. A very aggressive campaign to promote home equity loans has also yielded significant growth in the consumer loan portfolio.

With this 11.1% increase in net loans to $178,701,000 from $160,777,000, the allowance for loan losses as a percentage of total loans has fallen to 1.00% at March 31, 1999 from 1.08% at December 31, 1998. Although management feels the balance in the allowance is adequate at this time, due to the anticipated additional growth in the loan portfolio along with the need to increase the overall level of the reserve, additional provisions throughout 1999 are expected to bring the current year's contribution to $1,000,000. The allowance for loan losses is reviewed throughout each month.

Investment securities decreased by $514,000 between December 31, 1998 and March 31, 1999 due to maturities and calls. No securities were sold during that period. The monies from these maturities and calls were used to fund the strong loan demand noted above.

Bank premises and equipment increased to $6,136,000 at March 31, 1999 compared with $5,606,000 at December 31, 1998, an increase of $530,000 or 9.5%. This increase came primarily from the opening of the Bank's seventh full-service office on Route 183 in Bern Township, Berks County, Pennsylvania.

Accrued interest receivable and other assets increased to $10,161,000 from $9,404,000 between the two dates, an increase of $757,000 or 8.0%. Included in this increase is the purchase of EBFS, an employee benefits and financial planning company that was closely associated with Essick &
Barr.

Total deposits increased to $194,012,000 at March 31, 1999 from $183,273,000 at December 31, 1998, an increase of $10,739,000 or 5.9%. Within this increase, non-interest bearing deposits increased by $2,438,000 or 11.1% reflecting management's focus on reducing the Bank's overall cost of funds. Interest bearing deposits, including certificates of deposit, increased by $8,301,000 or 5.1% growing from $161,384,000 at December 31, 1998 to $169,685,000 at March
31, 1999.

With loan growth outpacing deposit growth, additional funds were required from the Bank's correspondent banking institutions to fund the loan advances. Total borrowed funds increased to $32,296,000 at March 31, 1999 from $23,709,000 at December 31, 1998, an increase of $8,587,000 or 36.2%.

Stockholders' Equity decreased to $20,445,000 from $20,589,000, a decrease of $144,000. Within this decrease, net unrealized appreciation on securities available for sale actually declined by $416,000. Offsetting this decrease was an increase in retained earnings of $272,000.

Results of Operations
Three-Month Periods Ended March 31, 1999 and 1998

Total interest income for the three months ended March 31, 1999 amounted to $4,124,000 compared with $3,231,000 from the same period in 1998, an increase of $893,000 or 27.6%. The tremendous increase in net loans outstanding between the two periods contributed to this improvement.

Total interest expense increased by $634,000 from $1,644,000 for the first quarter of 1998 to $2,278,000 for the first quarter of 1999.
Funding for the loan growth noted above generated a significant increase in interest on borrowed funds which increased to $385,000 from $105,000 for the three months ended March 31, 1999 from the same period in 1998.

Net interest income increased by $259,000 or 16.3%, growing to $1,846,000 from $1,587,000 between the two periods.
Management is pleased with this growth given the general decline in interest rates between the two periods.

The provision for loan losses was increased dramatically as the volume of loan growth, in addition to the general level of reserves, required additional amounts be set aside from current earnings. The provision for loan losses for the first three months of 1999 amounted to $235,000 compared with only $90,000 for the same period in 1998, an increase of $145,000 or 161.1%.

Net interest income after the provision increased by a more modest $114,000 or only 7.6% between the first quarter of 1998 and the first quarter of 1999.

Supplementing the interest margin, other income amounted to $1,080,000 for the first quarter of 1999 compared with only $273,000 for the first quarter of 1998, an increase of $807,000 or 295.6%. This increase includes the contribution of $825,000 in commissions on insurance sales from Essick & Barr. Absent this income, the company's other income actually decreased by $18,000 between the two periods. Gains on sales of securities provided $32,000 during the first quarter of 1998, which was not duplicated during the same period in 1999.

Other expenses increased by $564,000 or 36.7% between the first quarter of 1998 and the first quarter of 1999, growing to $2,102,000 from $1,538,000. Included within this increase are the costs associated with the Essick & Barr subsidiary. Salaries and wages increased to $1,080,000 from $660,000 as part of this consolidation.

Occupancy expenses and furniture and equipment expenses also increased between the two periods, but contributing to this increase were the costs associated with two additional offices opened since the first quarter of 1998. Other operating expenses, which include administrative expenses from Essick & Barr, increased to $611,000 from $490,000 between the two periods.

Income before taxes increased by $357,000 or 153.9% from the first quarter of 1998 to the first quarter of 1999, growing to $589,000 from $232,000. The associated increase in income taxes generated federal income tax expense of $152,000 for the first quarter of 1999 compared with only $33,000 for the first quarter of 1998.

Net income increased to $437,000 for the three months ended March 31, 1999 from $199,000 for the three months ended March 31, 1998, an increase of $238,000 or 119.6%. Expressed as earnings per share, net income amounted to $0.35 per share and $0.17 per share respectively. Dividends paid remained constant at $0.13 per share for each of the quarters.


Year 2000

The Bank and insurance agency have completed their critical systems testing at this point with two minor systems still requiring already-made corrections to be validated. The Bank expects to incur expenses of approximately $15,000 and capital expenditures of approximately $20,000 in 1999 in conjunction with these Year 2000 preparations.

The Bank's Year 2000 committee, which was established in 1996, was charged with assessing the impact, identifying affected equipment, resolving problems, and testing the solutions. The Bank also worked very closely with its data processing provider, Bisys, of Cherry Hill, New Jersey, to identify and resolve potential problems associated with the date change.

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

Asset/liability management is intended to provide for adequate liquidity and interest rate sensitivity by matching interest rate-sensitive assets and liabilities and coordinating maturities on assets and liabilities. Approximately 25%% of the commercial loan portfolio is sensitive to interest rate changes. Other loans are written for relatively short terms and, except for the majority of residential mortgage loans, provide for a readjustment of the interest rate at specified times during the term of the loan. In addition, interest rates offered for all types of deposit instruments are reviewed weekly and are established on a basis consistent with funding needs and maintaining a desirable spread between cost and return. The Bank does not use reverse repurchase agreements, interest rate swaps, or other derivative products in its asset/liability management practices at this time.

The Bank's one-year interest sensitivity gap is negative
$34,801,000
representing a larger pool of repricing deposits than earning assets. In a rising rate environment, the cost to maintain this pool of funds will rise resulting in a smaller net interest margin.

The following table shows the repricing periods of interest earning assets and interest bearing liabilities as of March
31, 1999:

                         INTEREST RATE SENSITIVITY
                           (Amounts in thousands)

                                        Repricing Period
                            Within      One Year to      Over
                           One Year      Five Years   Five Years  Total
Interest Earning Assets:

Interest-bearing Balances     223            0            0         223
Federal Funds Sold              0            0            0           0
Securities                  7,559        7,019       34,661      50,239
Net Loans                  73,488       24,986       80,227     178,701
                           _______      _______      _______    _______
Total Interest Earning     81,270       32,005      115,888     229,163
 Assets

Interest Earning Liabilities:

Total Interest-Bearing
   Deposits                99,275       70,410            0     169,685
Other Borrowed Funds       16,796       15,500            0      32,296
                          ________      _______      ______    ________
Total Interest Earning    116,071       85,910            0     201,981
     Liabilities
                          ________      _______      _______    _______
Rate Sensitivity Gap      (34,801)     (53,905)      115,888     27,182
                          ________      _______      _______   ________

Capital Adequacy

The following table provides information about the capital of the Bank as it relates to regulatory minimums as of selected
Balance Sheet dates:

                                                    Actual   Actual
                                       Regulatory   Mar.31,  Dec. 31,
                                        Minimum       1999      1998
Tier I Capital to Risk-Adjusted Assets   4.00%       9.74%     10.27%
Total Capital to Risk-Adjusted Assets    8.00%      10.83%     11.46%
Leverage Ratio                           3.00%       6.85%      7.04%

Regulatory guidelines require that Tier I capital and total risk-based capital to risk-adjusted assets must be at least
4.0% and 8.0%, respectively. At March 31, 1999, the Company was well capitalized under these guidelines.

Item 3 - Quantitative and Qualitative Disclosures about
Market Risk

There has been no material change in the Company's assessment of its sensitivity to market risk since its resentation in the 1998 annual report on Form 10-KSB filed with the SEC.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to Vote of Security Holders

          None

Item 5.   Other Information

          The Board of Directors of First Leesport Bancorp,
Inc. at its March 9 , 1999 meeting declared a $0.13 per share cash dividend to be paid April 15, 1999 to holders of record on April 1, 1999.



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None

        (b) Reports on Form 8-K. The Registrant filed the following Report on Form 8-k during the quarterly period ended March 31, 1999.

            1. Report on Form 8-K dated January 12, 1999, reporting, under Item 5, the entering into of a definitive merger agreement with Merchants of Shenandoah Ban-Corp, the parent company of Merchants Bank of Pennsylvania.

                               SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     FIRST LEESPORT BANCORP, INC.
                                     (Registrant)




Dated:  May 17, 1999                    By  Raymond H. Melcher, Jr.
                                              President and
                                              Chief Executive Officer

Dated:  May 17,1999                By  Frederick P. Henrich
                                              Treasurer and
                                              Chief Accounting Officer