Form 10-Q
period 1999-06-30
FIRST LEESPORT BANCORP INC
filed 1999-08-16
CIK 775662

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

     X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1999,
                               or

            Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the Transition Period from _________________
                      to _________________.

                 Commission file number 0-14555

                  FIRST LEESPORT BANCORP, INC.
     (Exact name of Registrant as specified in its charter)

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

            Class              Outstanding at August 1, 1999
   Common Stock ($5.00 par            1,264,655 Shares
           value)

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

           FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
        UNAUDITED CONSOLIDATED, CONDENSED BALANCE SHEETS
                     (Amounts in thousands)

                                       June 30       Dec 31
Assets                                    1999         1998
Cash and Due from Banks                  6,605        4,403
Interest-bearing Deposits in Other         248          272
Banks
Total Cash and Balances Due from         6,853        4,675
Banks
Securities Available for Sale           48,321       50,753
Loans, Net of Unearned Income          201,054      162,533
Less: Allowance for Loan Losses         -1,993       -1,756
Net Loans                              199,061      160,777
Bank Premises and Equipment              6,182        5,606
Other Real Estate Owned                    175          360
Accrued Interest Receivable and         10,752        9,404
Other Assets
Total Assets                           271,344      231,575
Liabilities
Deposits:
Non-interest Bearing                    30,369       21,889
Interest Bearing                       184,052      161,384
Total Deposits                         214,421      183,273
Federal Funds Purchased and
Securites Sold                           7,600        5,509
Under Agreements to Repurchase
Short-term Debt                         10,000        5,700
Long-term Debt                          15,500       12,500
Accrued Interest Payable                 1,015          980
Other Liabilities                        2,935        3,024
Total Liabilities                      251,471      210,986
Stockholders' Equity
Common Stock, $5.00 Par Value per
Share;
Authorized 2,000,000 Shares at
December 31, 1998 and 10,000,000         6,366        6,366
shares at June 30, 1999, Issued
1,273,284 Shares
Surplus                                  4,417        4,417
Retained Earnings                        9,846        9,245
Accumulated Other Comprehensive           -638          679
Income (Loss)
Treasury Stock;  8,629 Shares at          -118         -118
Cost
Total Stockholders' Equity              19,873       20,589
Total Liabilities and                  271,344      231,575
Stockholders' Equity

The accompanying notes are an integral part of these condensed financial statements.

           FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
     UNAUDITED CONSOLIDATED, CONDENSED STATEMENTS OF INCOME
          (Amounts in thousands, except per share data)

                             Three Months        Six Months
                             Ended June 30     Ended June 30
                              1999     1998     1999     1998
INTEREST INCOME
Interest & Fees on Loans     3,757    2,887    7,100    5,547
Interest on Securities:
     Taxable                   652      586    1,301      998
     Tax-Exempt                125      139      255      276
Interest on Federal              2       15        4       37
Funds Sold
TOTAL INTEREST INCOME        4,536    3,627    8,660    6,858
INTEREST EXPENSE
Interest on Deposits         2,039    1,674    3,932    3,213
Interest on Borrowed           445      209      830      314
Funds
TOTAL INTEREST EXPENSE       2,484    1,883    4,762    3,527
NET INTEREST INCOME          2,052    1,744    3,898    3,331
Provision for Loan             248      155      483      245
Losses
Net Interest Income
after the Provision for      1,804    1,589    3,415    3,086
Loan Losses
OTHER INCOME
Customer Service Fees           97       44      183      118
Mortgage Banking                43      118       85      186
Activites
Commissions on Insurance       871        0    1,696        0
Sales
Other Income                   138      146      264      245
Realized Gain on Sale of        39        0       40       32
Securities
TOTAL OTHER INCOME           1,188      308    2,268      581
OTHER EXPENSES
Salaries and Benefits        1,155      710    2,235    1,480
Occupancy Expense              145      130      288      247
Furniture and Equipment        152      104      289      199
Expense
Computer Services              156      182      277      358
Other Operating Expenses       739      514    1,360      894
TOTAL OTHER EXPENSES         2,347    1,640    4,449    3,178
Income Before Income           645      257    1,234      489
Taxes
Federal Income Taxes           197       48      349       81
NET INCOME                     448      209      885      408

EARNINGS PER SHARE DATA
Based on Averages Shares
Outstanding                1273284  1191204  1273284  1191227
Basic Earnings Per Share      0.35     0.17     0.70     0.34
Dividends                    0.145     0.13    0.275    0.260

The accompanying notes are an integral part of these condensed financial statements.

           FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
    UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     (Amounts in thousands)


                                          Six  Months
                                        Ended  June 30
                                         1999        1998
Net Income                                885         408
Other Comprehensive Income
(Loss), net of tax:
     Unrealized gains (losses) on
     Securities arising during the
     period, net of tax expense
     (benefit)                         -1,291         -94
     1999 -  $665; 1998 - $59
     Less: Reclassification adjustments
     For gains included in net
     income,                               26          21
     Net of tax expense (benefit)
     1999 -  $14; 1998 - $14
     Other Comprehensive Income        -1,317        -115
Comprehensive Income (Loss)              -418         293

The accompanying notes are an integral part of these condensed financial statements.

           FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
    UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          (Amounts in thousands, except per share data)


                                           Six  Months
                                         Ended  June 30
                                          1999        1998
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income                                 885         408
Provision for loan losses                  483         245
Provision for depreciation and             250         194
amortization
Net amortization (accretion) of             -5         -10
securities premiums and discounts
Realized gain on sale of                   -40         -32
securities
Loans originated for sale                    0     -11,146
Proceeds from sales of loans                 0      11,332
(Gain) on sales of loans                     0        -186
(Increase) Decrease in accrued
interest receivable and other           -1,163        -405
assets
Increase (Decrease) in accrued
interest payable and other                  89        -443
liabilities
NET CASH PROVIDED BY OPERATING             499         -43
ACTIVITIES

CASH FLOWS FROM INVESTING
ACTIVITIES:
Available for sale securities:
Proceeds from principal
repayments and maturities of             2,959       3,601
securities
Proceeds from sales of securities        6,840       1,008
Purchase of securities                   -8964     -14,710
Loans made to customers, net of        -38,521     -10,746
repayments
Purchases of bank premises and            -826      -1,382
equipment
NET CASH USED IN INVESTING             -38,512     -22,229
ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES:
Net increase in deposits                31,148      15,597
Net increase (decrease) in
federal funds purchased and              2,091      -1,226
repurchase agreements
Net borrowings (repayments) of
short-term borrowings                    4,300      -3,000
Proceeds from long-term debt             3,000      10,000
Dividends paid                            -348        -310
Issuance of Treasury Stock                   0           6
NET CASH PROVIDED BY FINANCING          40,191      21,067
ACTIVITIES

Increase (decrease) in cash and          2,178      -1,205
cash equivalents
Cash and cash equivalents:               4,675       5,556
Beginning
                                         6,853       4,351
Ending

SUPPLEMENTAL DISCLOSURES OF CASH
FLOWS:
Interest paid                            4,727       3,531
Income taxes paid                          100         180

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

2.  The results of operations for the six-month period ended June
30, 1999 are not necessarily indicative of the results to be expected for the full year.

Item 2

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, changing economic conditions in the Company's market area and increasing interest rates. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this report. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Financial Condition

The Company's total assets increased by $39,769,000 or 17.2% between December 31, 1998 and June 30, 1999, growing from
$231,575,000 to $271,344,000. The Company's emphasis on
accelerated growth and improved financial performance resulted in this increase.

Net loans increased by $38,284,000 or 23.8% between the two dates growing from $160,777,000 at December 31, 1998 to $199,061,000 at
June 30, 1999 and provided a substantial portion of the overall growth in total resources. Commercial loans were targeted for growth and actually provided the majority of growth within the portfolio. This segment of the portfolio provides higher yields than mortgage loans and allows the Bank to generate better returns for its stockholders. Commercial loans increased to 42.5% of the total loan portfolio at June 30, 1999 up from 37.7% at December 31, 1998.

Mortgage products have, over the years, pretty much become commodity type products and do not automatically generate additional account relationships. As the Bank continues to build its customer base and promote cross selling efforts, the products that provide the best results include consumer loan products. To take advantage of the opportunities provided by these products, the Bank heavily promoted consumer-type loans including home equity loans during the first half of 1999. These loans increased to $34,607,000 at June 30, 1999 and now represent 17.2% of the loan portfolio compared with only $22,945,000 at December 31, 1998 when it represented 14.3% of the portfolio.

As part of the loan growth noted above, the Bank has increased its provision for loan losses and recognizes that on an on-going basis the level of the allowance will have to be evaluated on a continual basis. At June 30, 1999, the allowance for loans as a percentage of total loans outstanding amounted to 1.0%, down from 1.08% at December 31, 1998. Management anticipates providing at least $1,000,000 from current earnings into the allowance for loan losses during 1999.

Cash and balances due from banks increased to $6,853,000 at June 30, 1999 from $4,675,000 at December 31, 1998. During this time period, the Bank's seventh full-service office in Bern Township, Berks County was opened and required additional cash levels. Management intends to closely monitor the levels of cash within the retail branch system and, in conjunction with consumer attitudes towards Year 2000 reports, will manage cash levels aggressively throughout the remainder of 1999.

Investment securities decreased between December 31, 1998 and June 30, 1999 falling from $50,753,000 to $48,321,000, a decrease of $2,432,000 or 4.8%. A significant part of this decrease resulted from changes in the market values of the Company's securities portfolio as the overall rise in interest rates resulted in lower values of the available-for-sale securities maintained by the Company.

The difference between the market value of the Company's securities and the book values for those securities amounted to ($1,031,000) at June 30, 1999. For comparative purposes, this difference was $1,004,000 at December 31, 1998, representing that the market value exceeded the book values of the available for sale securities at December 31, 1998.

During the first half of 1999, some transactions within the investment portfolio helped to generate gains on sales of securities. These transactions, involving selling some callable and pre-refunding securities and replacing them with longer-term agency securities and municipal securities generated approximately $40,000 in gains during April and May.

Bank premises and equipment increased to $6,182,000 at June 30, 1999 as the Bank opened its Bern Township Office in February. In addition some of the Bank's support functions and lending staff were relocated during April and May and generated some building enhancements and furniture replacements. The level of premises and equipment at December 31, 1998 was $5,606,000. The resulting growth of $576,000 or 10.3% is after depreciation expense during the period.

The Bank's total deposits increased to $214,421,000 at June 30, 1999 from $183,273,000 at December 31, 1998, an increase of $31,148,000 or 17.0%.

The mix of interest bearing versus non-interest bearing deposits changed dramatically between December 31, 1998 and June 30, 1999 as management continues to focus on improving the Company's overall financial performance. Part of this strategy included increasing the level of non-interest bearing deposits, through free checking promotional efforts, and reducing higher-cost deposits. The Bank's analysis of its net interest margin and overall cost of funds resulted in an effort to drive down the cost of funds. As part of this strategy, the level of demand deposits as a percentage of total deposits increased from 12.4% at December 31, 1998 to 14.2% at June 30, 1999, a significant improvement given the very competitive nature of demand deposits.

Other borrowed funds, both short-term and long-term increased by $7,300,000 or 40.1% between December 31, 1998 and June 30, 1999 growing from $18,200,000 to $25,500,000. The Company uses these funds to supplement deposit growth and provide funding for its lending and investment activities.

The Company's net stockholders equity decreased to $19,873,000 at June 30, 1999 from $20,589,000 at December 31, 1998 after accounting for the change in market value of its available for sale securities noted above. Total equity, before this adjustment, actually increased by 3.0% or $601,000 growing from $19,910,000 at December 31, 1998 to $20,511,000 at June 30, 1999
due to retained net income.

The aggressive asset growth rates, and modest equity growth rates generated a leverage ratio of 6.28% at June 30, 1999, down from 7.04% at December 31, 1998. The Company remains in compliance with its capital requirements, in spite of this decrease, as the minimum regulatory leverage ratio is only 3.00%. The Company's Tier I Capital to risk-adjusted assets ratio is 8.35% at June 30, 1999, well in excess of the regulatory minimum of 4.00%. As the Company continues to improve its financial performance, and accelerate its capital growth, these capital measurements will continue to improve.

Results of Operations
Three-Month Periods Ended June 30, 1999 and 1998

Total interest income for the three months ended June 30, 1999 amounted to $4,536,000 compared with $3,627,000 for the three months ended June 30, 1998, an increase of $909,000 or 25.1%. Within this total, interest and fees on loans increased to $3,757,000 from $2,887,000, an increase of $870,000 or 30.1%. The
Bank's focus on increased lending activity resulted in this increase.

Total interest expense, including interest on borrowed funds increased by $601,000 or 31.9% between the second quarter of 1998 and the second quarter of 1999 growing from $1,883,000 to $2,484,000. Efforts to reduce the overall cost of funds resulted in a reduced level of deposit growth during the quarter, and to supplement the Bank's funding needs additional borrowings from the Federal Home Loan Bank were required.

Net interest income increased by $308,000 or 17.7% as a result of the above changes, growing from $1,744,000 for the three months ended June 30, 1998 to $2,052,000 for the same period in 1999.

The provision for loan losses increased by $93,000 or 60.0% between the second quarter of 1998 and the second quarter of 1999, growing from $155,000 to $248,000 between the periods. The resulting net interest income after the provision for loan losses increased to $1,804,000 from $1,589,000 between the two periods.

Total other income, impacted significantly by income from the sales of insurance, increased by $880,000 or 285.7% growing from $308,000 for the second quarter of 1998 to $1,188,000 for the second quarter of 1999. Customer service fees increased by $53,000 from $44,000 for the second quarter of 1998 to $97,000 for the same period in 1999, an increase of 120.4% as the Bank continues to focus on improving its overall financial performance. Gains on sales of securities during the period amounted to $39,000 for the second quarter of 1999. There were no loans sold during the second quarter of 1999.

Total other expenses, including costs associated with the Company's insurance agency, increased by $707,000 or 43.1% between the three month period ended June 30, 1998 and the three month period ended June 30, 1999, growing from $1,609,000 to $2,347,000 respectively. Salaries and benefits provided the bulk of this increase, $445,000 and resulted in an increase to $1,155,000 from $710,000 between the two periods. Other operating expenses, including expenses associated with the sale of foreclosed real estate, increased to $739,000 from $514,000, an increase of 43.8%.

Income before income taxes increased to $645,000 from $257,000 between the second quarter of 1998 and the second quarter of 1999, an increase of $388,000 or 151.0%, and resulted in increased federal income taxes during the period. Federal income tax expense increased to $197,000 from $48,000 between the quarter ended June 30, 1998 and 1999.

Net income during the second quarter of 1999 amounted to $448,000 representing an increase of $239,000 or 114.4% from the second quarter of 1998. Basic earnings per share improved to $0.35 per share for the second quarter of 1999 compared with only $0.17 per share for the second quarter of 1998.

Six-Month Periods Ended June 30, 1999 and 1998

Total interest income for the six months ended June 30, 1999 increased to $8,660,000 from $6,858,000 for the same period in 1998, an increase of $1,802,000 or 26.3%. Contributing significantly to this improvement was the extraordinary growth in the loan portfolio noted above. Interest and fees on loans increased by $1,553,000 or 28.0% growing from $5,547,000 for the six months ended June 30, 1998 to $7,100,000 for the same period in 1999.

Taxable interest on investment securities also increased, growing to $1,301,000 for the period in 1999 from $998,000 for the period in 1998. During the six months ended June 30, 1999, approximately $4,000,000 of investment securities were sold and replaced. This transaction was designed to remove prepayment risk from the portfolio, as many of the securities that were sold were callable agency securities and pre-refunded municipal securities.

Interest expense, including interest on borrowed funds, increased to $4,762,000 for the first six months of 1999 from $3,527,000 for the same period in 1998, an increase of $1,235,000 or 35.0%.

Net interest income, a key component of the Bank's net income, increased by $567,000 or 17.0% for the first six months of 1999 compared with the first six months of 1998, growing from $3,331,000 to $3,898,000. The Bank's focus on growing the loan portfolio while controlling interest costs, resulted in this dramatic improvement.

The accelerated loan growth, however, did not come without a price. The provision for loan losses for the first six months of 1999 was increased by $238,000 or 97.1% from the first six months of 1998. Management is funding the allowance for loan losses at a significantly higher rate than in 1998 and anticipates providing about $1,000,000 during 1999. In addition, the Bank continues to focus on loan quality and credit reviews.

Net interest income after the provision for loan losses increased by $329,000 or 10.7% growing from $3,086,000 to $3,415,000 between the six month periods ended June 30, 1998 and 1999.

Total other income increased dramatically, due to the addition of commissions on insurance sales generated by the company's insurance agency subsidiary, Essick & Barr. These commissions generated $1,696,000 in income during the first six months of 1999. Absent this income, total other income remained stable, falling slightly from $581,000 for the first six months of 1998 to $572,000 in 1999. Increases in customer service fees and other income offset a decrease in fees from mortgage banking activities. The Bank continues to review its position relative to customer service fees and is keenly aware of the need to generate additional fee income to supplement its net interest margin.

Total other expenses increased to $4,449,000 for the first six months of 1999 from $3,178,000 for the first six months of 1998, an increase of $1,271,000 or 40.0%. Contributing to this increase are the costs associated with Essick & Barr, including salaries and benefits. For the first six months of 1998, salaries and benefits amounted to $1,480,000 and for the first six months of 1999, salaries and benefits amounted to $2,235,000, an increase of $755,000 representing 51.0%.

Other operating expenses increased significantly with the acquisition of Essick & Barr Insurance, Inc. growing from $894,000 for the first six months of 1998 to $1,360,000 for the first six months of 1999, an increase of $466,000 or 52.1%. Within this increase, expenses associated with the sale of foreclosed real estate amounted to $148,000 during 1999. The cost of computer services decreased between the two periods, falling from $358,000 to $277,000 as the effects of a renegotiated computer services contract were realized.

Income before taxes increased to $1,234,000 from $489,000 between the first six months of 1998 and 1999, an increase of $745,000 or 152.4%. The associated increase in federal income taxes resulted in tax expenses of $349,000 for the first six months of 1999 compared with $81,000 for the first six months of 1998. The effective tax rates between the two periods were 28.3% for the first six months of 1999 compared with 19.9% for the same period in 1998 due to the decrease in tax-exempt income as a percentage of total income between the two periods.

Net income improved by $477,000 or 116.9% between the two periods growing from $408,000 for the first six months of 1998 to $885,000 for the first six months of 1999. Net income on a per share basis improved to $0.70 per share for the six months ended June 30, 1999 compared with only $0.34 per share for the six months ended June 30, 1998, an increase of $0.36 per share or 105.9%. Dividends paid per share increased to $0.275 per share from $0.26 per share.

Year 2000

The Bank and the Insurance Agency have completed their identification and testing processes associated with preparing for the Year 2000. This testing involved establishing test accounts and duplicate processing environments.

The Bank's Year 2000 Committee, which was established in 1996, was charged with assessing the impact of the Year 2000 problem, identifying affected equipment, systems, and processes, identifying and resolving any of the identified problems, and testing the solutions. During the process, the Bank worked very closely with its data processing provider, Bisys, of Cherry Hill, New Jersey, to identify and resolve potential problems associated with the date change. The Insurance Agency also completed its testing during the period.

Communications with customers and the general public have been on-going, and training, planning, and monitoring responses and inquiries will continue throughout the remainder of 1999. For the entire year of 1999, the Company anticipates spending approximately $20,000 in conjunction with these Year 2000 preparations. An additional investment of $15,000 in equipment replacement will also be included throughout 1999.

Merchants Bank

On July 1, 1999 the Company completed the acquisition of Merchants Bancorp of Shenandoah, a single-bank holding company for Merchants Bank, a state-chartered institution of $61,000,000 in total assets. This acquisition will be treated as a pooling for financial accounting purposes. On a pro-forma basis, the Company's total assets will be $332,000,000 and its total capital will be $25,000,000 .

Liquidity and Interest Rate Sensitivity

The banking industry has been required to adapt to an environment in which interest rates have been volatile and deposit deregulation has provided customers with the opportunity to invest in liquid, interest rate-sensitive deposits. The banking industry has adapted to this environment by using a process known as asset/liability management.

Adequate liquidity means the ability to obtain sufficient cash to meet all current and projected needs promptly and at a reasonable cost. These needs include deposit withdrawal, liability runoff, and increased loan demand. The principal sources of liquidity are cash and due from banks, money market investments, and all unpledged investment securities maturing within one year. Maturing loans and loan payments are another source of liquidity. The Bank can also package and sell residential mortgage loans into the secondary market. Other sources of liquidity are the federal funds market, term borrowings from the Federal Home Loan Banking System, and the discount window of the Federal Reserve Banking System. In view of all factors involved, the Bank's management believes that liquidity is being maintained at an adequate level.

Asset/liability management is intended to provide for adequate liquidity and interest rate sensitivity by matching interest rate-sensitive assets and liabilities and coordinating maturities on assets and liabilities. Approximately 25% of the commercial loan portfolio is sensitive to interest rate changes. Other loans are written for relatively short terms and, except for the majority of residential mortgage loans, provide for a readjustment of the interst rate at specified times during the term of the loan. In addition, interest rates offered for all types of deposit instruments are reviewed weekly and are established on a basis consistent with funding needs and maintaining a desirable spread between coast and return. The Bank does not use reverse repurchase agreements, interest rate swaps, or other derivative products in its asset/liability management practices at this time.

The following table shows the repricing periods of interest earning assets and interest bearing liabilities as of June 30, 1999:

                    INTEREST RATE SENSITIVITY
                     (Amounts in thousands)


                                 Repricing  Period
                                  One
                         Within   Year to   Over
                         One      Five      Five
                         Year     Years     Years     Total
Interest Earning
Assets:
Interest-bearing             248        0         0       248
balances
Federal funds sold             0        0         0         0
Securities                 6,141    6,001    36,179    48,321
Net loans                 82,754   22,566    93,741   199,061
Total Interest Earning    89,143   28,567   129,920   247,630
Assets
Interest Earning
Liabilities:
Total interest-bearing   114,609   69,443         0   184,052
deposits
Other borrowed funds      12,600    8,000    12,500    33,100
Total Interest Earning   127,209   77,443    12,500   217,152
Liabilities
Rate Sensitivity Gap     -38,006  -48,876   117,420    30,478

                        Capital Adequacy

The following table provides information about the capital of the Bank as it relates to regulatory minimums as of selected Balance
Sheet dates:


                                           Actual     Actual
                               Regulatory  June 30    Dec 31
                                Minimum    1999       1998
Tier I Capital to Risk-             4.00%     8.35%    10.27%
Adjusted Assets
Total Capital to Risk-              8.00%     9.42%    11.46%
Adjusted Assets
Leverage Ratio                      3.00%     6.28%     7.04%

Item 3 - Quantitative and Qualitative Disclosures about Market
Risk

There have been no material changes in the Company's assessment of its sensitivity to market risk since its presentation in the 1998 annual report on Form 10-KSB filed with the SEC.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to Vote of Security Holders

          At a special meeting of shareholders of First Leesport
          Bancorp, Inc. (the "Company") held on June 24, 1999, the merger of Merchants Bancorp of Shenandoah with and into the Company was approved by the Company's shareholders. The shareholders cast 1,078,316 votes for the merger and 91,954 votes against the merger, and there were 24,598 abstentions. The effective date of the merger was July 1, 1999.

          At the annual meeting of shareholders of the Company held on April 27, 1999, the shareholders approved the 1998 Employee Stock Incentive Plan and the 1998 Independent Directors Stock Option Plan and approved an amendment to the Company's Articles of Incorporation increasing the number of authorized shares from 2,000,000 to 10,000,000 shares. The shareholders also elected Raymond H. Melcher, Jr., William J. Keller, and Charles J. Hopkins to three-year terms and Edward C. Barrett to a two-year term on the Company's Board of Directors. The votes cast in such matters were as follows:


                                  For     Against  Abstain

Stock Incentive Plan            762,140    53,246    41,319
Stock Option Plan               731,125    79,608    52,320
Amendment to Articles of
          Incorporation         802,048    82,935    26,723

Election of Directors

Raymond H. Melcher, Jr.         891,902              26,159
William J. Keller               892,028              26,033
Charles J. Hopkins              891,536              26,525
Edward C. Barrett               892,028              26,033


          A proposed amendment to the Company's Articles of Incorporation to reduce the percentage of shares necessary to approve a merger or consolidation in which the Company is the surviving entity was not approved by the Company's shareholders.

          John T. Connelly, Karen A. Rightmire, Richard L. Henry,
          Alfred J. Weber, Harry J. O'Neill, III, and Daniel W. Weist continue as directors of the Company after the annual meeting of shareholders.

Item 5.   Other Information

          The Board of Directors of First Leesport Bancorp, Inc. at its June 24 , 1999 meeting declared a $0.145 per share cash dividend to be paid July 15, 1999 to holders of record on July 1, 1999.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K.


                   ARTICLES OF INCORPORATION
                               OF
                 FIRST LEESPORT BANCORP, INC.,
                           AS AMENDED


1.   The Name of the Corporation is:  First Leesport Bancorp,
     Inc.

2.   The Address of its Registered Office in Pennsylvania is:
     133 North Centre Avenue, Leesport, Pennsylvania 19533.

3. The Purpose or Purposes of the Corporation: To have unlimited power to engage in and do any lawful act concerning any or all lawful business for which corporations may be incorporated under the provisions of the Business Corporation Law of the Commonwealth of Pennsylvania. The Corporation is incorporated under the provisions of the Business Corporation Law of the Commonwealth of Pennsylvania (Act of May 5, 1933, P.L. 364 as amended).

4.   The Term of Existence is:  Perpetual.

5. The total number of Common Shares that the Corporation shall have the authority to issue is 10,000,000 shares of the par value of $5.00 per share.

6. The Name and Address of Each Incorporator, and the Number and Class of Shares Subscribed to by Each Incorporator:

John T. Connelly     1203 Independence Drive      1 share common
                     Reading, PA  19609             stock

Paul E. Keim         R.D. #1, Box 145             1 share common
                     Leesport, PA  19533            stock

Sherwood C. Rieser   R.D. #1, Box 145             1 share common
                     Leesport, PA  19533            stock

7. Cumulative Voting Rights. Cumulative voting rights shall not exist with respect to the election of directors.

8. Opposition of Tender (or other offer). The Board of Directors may, if it deems it advisable, oppose a tender, or other offer for the corporation's securities, whether the offer is in cash or in securities of a corporation or otherwise. When considering whether to oppose an offer, the Board of Directors may, but it is not legally obligated to, consider any pertinent issues; by way of illustration, but not of limitation, the Board of Directors may, but shall not be legally obligated to, consider any and all of the following:

          8.1 Whether the offer price is acceptable based on the historical and present operating results or financial condition of the corporation.

          8.2 Whether a more favorable price could be obtained for the corporation's securities in the future.

          8.3 The impact which an acquisition of the corporation would have on its employees, depositors and customers of the corporation and its subsidiaries in the community which they service.

          8.4 The reputation and business practices of the offeror and its management and affiliates as they would affect the employees, depositors and customers of the corporation and its subsidiaries and the future value of the corporation's stock.

          8.5 The value of the securities, if any, which the offeror is offering in exchange for the corporation's securities, based on an analysis of the worth of the corporation as compared to the corporation or other entity whose securities are being offered.

          8.6 Any antitrust or other legal and regulatory issues that are raised by the offer.

     If the Board of Directors determines that an offer should be rejected, it may take any lawful action to accomplish its purpose including, but not limited to, any and all of the following: advising shareholders not to accept the offer; litigation against the offeror; filing complaints with all governmental and regulatory authorities; acquiring the authorized but unissued securities or treasury stock or granting options with respect thereto; acquiring a company to create an antitrust or other regulatory problem for the offeror; and obtaining a more favorable offer from another individual or entity.

9. Classification of Directors. The Board of Directors of the Corporation shall be divided into three classes, the respective terms of office of which shall end in successive years. The number of directors in each class shall be specified in the Bylaws and shall be nearly as equal as possible. Unless they are elected to fill vacancies, the directors in each class shall be elected to hold office until the third successive annual meeting of shareholders after their election and until their successors shall have been elected and qualified. At each annual meeting of shareholders the directors of only one class shall be elected, except directors who may be elected to fill vacancies.

10. Preemptive Rights. No holder of shares of any class or of any series of any class shall have any preemptive right to subscribe for, purchase or receive any shares of the corporation, whether now or hereafter authorized, or any obligations or other securities convertible into or carrying options to purchase any such shares of the corporation, or any options or rights to purchase any such shares or securities, issued or sold by the corporation for cash or any other form of consideration, and any such shares, securities or rights may be issued or disposed of by the Board of Directors to such persons and on such terms as the Board in its discretion shall deem advisable.

11. Indebtedness. The corporation shall have authority to borrow money and the Board of Directors, without the approval of the shareholders and acting within their sole discretion, shall have the authority to issue debt instruments of the corporation upon such terms and conditions and with such limitation as the Board of Directors deems advisable. The authority of the Board of Directors shall include, but not be limited to, the power to issue convertible debentures.

12. Shareholder Action. No merger, consolidation, liquidation or dissolution of the Corporation nor any action that would result in the sale or other disposition of all or substantially all of the assets of the Corporation shall be valid unless first approved by the affirmative vote of the holders of at least seventy percent (70%) of the outstanding shares of Common Stock. This Article may not be amended unless first approved by the affirmative vote of the holders of at least seventy percent (70%) of the outstanding shares of Common Stock.

13. If any corporation, person, entity, or group becomes the beneficial owner, directly or indirectly, of shares of capital stock of the Corporation having the right to cast in the aggregate 30% or more of all votes entitled to be cast by all issued and outstanding shares of capital stock of the Corporation entitled to vote, such corporation, person, entity or group shall within 30 days thereafter offer to purchase all shares of capital stock of the Corporation issued, outstanding and entitled to vote. Such offer to purchase shall be at a price per share equal to the highest price paid for shares of the respective class or series of capital stock of the Corporation purchased by such corporation, person, entity or group within the preceding twelve months. If such corporation, person, entity or group did not purchase any shares of capital stock of the Corporation within the preceding twelve months, such offer to purchase shall be at a price per share equal to the fair market value of such capital stock on the date on which such corporation, person, entity or group becomes the beneficial owner, directly or indirectly, of shares of capital stock of the Corporation having the right to cast in the aggregate 30% or more of all votes entitled to be cast by all issued and outstanding capital stock of the Corporation. Such offer shall provide that the purchase price for such shares shall be payable in cash. The provisions of this ARTICLE THIRTEENTH shall not apply if 80% or more of the members of the Board of Directors of the Corporation approve in advance the acquisition of beneficial ownership by such corporation, person, entity or group of shares of capital stock of the Corporation having the right to cast in the aggregate 30% or more of all votes entitled to be cast by all issued and outstanding shares of capital stock of the Corporation. The provisions of this ARTICLE THIRTEENTH shall be in addition to and not in lieu of any rights granted under Section 910 of the Pennsylvania Business Corporation Law and any amendment or restatement of such section ("Section 910"); provided, however, that if the provisions of this ARTICLE THIRTEENTH and Section 910 are both applicable in any given instance, the price per share to be paid for shares of capital stock of the Corporation issued, outstanding and entitled to vote shall be the higher of the price per share determined in accordance with this ARTICLE THIRTEENTH or the price per share determined in accordance with the provisions of Section 910."





                    AMENDED AND RESTATED

                             BYLAWS

                               OF

                  FIRST LEESPORT BANCORP, INC.



ARTICLE I.     MEETINGS OF SHAREHOLDERS.

     Section 101.   Place of Meetings.  All meetings of the
shareholders shall be held at such place or places, within or without the Commonwealth of Pennsylvania, as shall be determined by the Board of Directors from time to tine.

     Section 102. Annual Meetings. The annual meeting of the shareholders for the election of Directors or the transaction of such other business as may properly come before the meeting shall be held at such date or hour as may be fixed by the Board of Directors. Any business which is a proper subject for shareholder action may be transacted at the annual meeting, irrespective of whether the notice of said meeting contains any reference thereto, except as otherwise provided by these Bylaws or by applicable law.

     Section 103.   Special Meetings.  Except as expressly
required by law, special meetings of the shareholders may be called at any time only by the Board of Directors.

     Section 104. Conduct of Shareholders' Meetings. The Chairman of the Board shall preside at all shareholders' meetings. In the absence of the Chairman of the Board, the Vice Chairmen in order of seniority shall preside or, in the absence of any of them, the Chief Executive Officer shall preside. The officer presiding over the shareholders' meeting may establish such rules and regulations for the conduct of the meeting as he/she may deem to be reasonably necessary or desirable for the orderly and expeditious conduct of the meeting, including the ability to impose reasonable limits on the amount of time at the meeting taken up in remarks by any one shareholder or group of shareholders. Unless the officer presiding over the shareholders' meeting otherwise requires, shareholders need not vote by ballot on any question.

     Section 105.   Business at Meetings of Shareholders.

          (a) Except as otherwise provided by law or in these Bylaws, or except as permitted by the presiding officer of the meeting in the exercise of such officer's sole discretion in any specific instance, the business which shall be voted upon or discussed at any annual or special meeting of the shareholders shall (i) have been specified in the written notice of the meeting (or any supplement thereto) given by the Corporation, (ii) be brought before the meeting at the direction of the Board of Directors, or (iii) in the case of an annual meeting of shareholders have been specified in a written notice given to the Corporation by or on behalf of any shareholder who shall have been a shareholder of record on the record date for such meeting and who shall continue to be entitled to vote thereat (the "Shareholder Notice"), in accordance with all of the requirements set forth below.

          (b) Each Shareholder Notice must be delivered to, or mailed and received at, the principal executive offices of the Corporation addressed to the attention of the President
(i) in the case of an annual meeting that is called for a date that is within 30 days before or after the anniversary date of the immediately preceding annual meeting of shareholders, not less than 60 days nor more than 90 days prior to such anniversary date, provided, that a proposal submitted by shareholder for inclusion in the Corporation's proxy statement for an annual meeting which is appropriate for inclusion therein and otherwise complies with Securities Exchange Act of 1934 Rule 14a-8 (including timeliness), or any successor rule, shall be deemed to have also been submitted timely pursuant to these Bylaws and (ii) in the case of an annual meeting that is called for a date that is not within 30 days before or after the anniversary date of the immediately preceding annual meeting, not later than the close of business on the fifth day following the earlier of the day on which notice of the date of the meeting was mailed or public disclosure of the meeting date (which shall include disclosure of the meeting date given to a national securities exchange or the National Association of Securities Dealers) was made. Each such Shareholder Notice must set forth
(A) the name and address of the shareholder who intends to bring the business before the annual meeting ("Proposing Shareholder"); (B) the name and address of the beneficial owner, if different than the Proposing Shareholder, of any of the shares owned of record by the Proposing Shareholder ("Beneficial Owner"); (C) the number of shares of each class and series of shares of the Corporation which are owned of record and beneficially by the Proposing Shareholder and the number which are owned beneficially by any Beneficial Owner;
(D) any interest (other than an interest solely as a shareholder) which the Proposing Shareholder or a Beneficial Owner has in the business being proposed by the Proposing Shareholder; (E) a description of all arrangements and understandings between the Proposing Shareholder and any Beneficial Owner and any other person or persons (naming such person or persons) pursuant to which the proposal in the Shareholder Notice is being made; (F) a description of the business which the Proposing Shareholder seeks to bring before the annual meeting, the reason for doing so and, if a specific action is to be proposed, the text of the resolution or resolutions which the Proposing Shareholder proposes that the Corporation adopt; and (G) a representation that the Proposing Shareholder is at the time of giving the Shareholder Notice, was or will be on the record date for the meeting, and will be on the meeting date a holder of record of shares of the Corporation entitled to vote at such meeting, and intends to appear in person or by proxy at the meeting to bring the business specified in the Shareholder Notice before the meeting. The presiding officer of the meeting may, in such officer's sole discretion, refuse to acknowledge any business proposed by a shareholder which the presiding officer determines is not made in compliance with the foregoing procedure.

ARTICLE II.    DIRECTORS AND BOARD MEETINGS.

     Section 201. Management by Board of Directors. The business and affairs of the Corporation shall be managed by its Board of Directors. The Board of Directors may exercise all such powers of the Corporation and do all such lawful acts and things as are not by statute, regulation, the Articles of Incorporation or these Bylaws directed or required to be exercised or done by the shareholders.

     Section 202.   Nomination for Directors.
Notwithstanding the provisions of Section 105 of these Bylaws (dealing with business at meetings of shareholders), nominations for the election of Directors may be made by the Board of Directors, by a committee appointed by the Board of Directors with authority to do so or by any shareholder of record entitled to vote in the election of Directors who is a shareholder at the record date of the meeting and also on the date of the meeting at which Directors are to be elected; provided, however, that with respect to a nomination made by a shareholder, such shareholder must provide timely written notice to the President of the Corporation in accordance with the following requirements:

(a) To be timely, a shareholder's notice must be delivered to, or mailed and received at, the principal executive offices of the Corporation addressed to the attention of the President (i) in the case of an annual meeting that is called for a a date that is within 30 days before or after the anniversary date of the immediately preceding annual meeting of shareholders, not less than 60 days nor more than 90 days before or after the anniversary date of the immediately preceding annual meeting, or in the case of a special meeting of shareholders called for the purpose of electing Directors, not later than the close of business on the fifth day following the earlier of the day on which notice of the date of the meeting was mailed or public disclosure of the meeting date (which shall include disclosure of the meeting date given to a national securities exchange or the National Association of Securities dealers) was made; and

          (b)  Each such written notice must set forth:
(i) the name and address of the shareholder who intends to make the nomination("Nominating Shareholder"); (ii) the name and address of the beneficial owner, if different than the Nominating Shareholder, of any of the shares owned of record by the Nominating Shareholder ("Beneficial Holder");
(iii) the number of shares of each class and series of shares of the Corporation which are owned of record and beneficially by the Nominating Shareholder and the number which are owned beneficially by any Beneficial Holder; (iv) a description of all arrangements and understandings between the Nominating Shareholder and any Beneficial Holder and any other person or persons (naming such person or persons) pursuant to which the nomination is being made; (v) the name and address of the person or persons to be nominated; (vi) a representation that the Nominating Shareholder is at the time of giving of the notice, was or will be on the record date for the meeting, and will be on the meeting date a holder of record of shares of the Corporation entitled to vote at such meeting, and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice;
(vii) such other information regarding each nominee proposed by the Nominating Shareholder as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had the nominee been nominated, or intended to be nominated, by the Board of Directors; and (viii) the written consent of each nominee to serve as a Director of the Corporation is so elected. The presiding officer of the meeting may, in such officer's sole discretion, refuse to acknowledge the nomination of any person which the presiding officer determines is not made in compliance with the foregoing procedure.

     Section 203. Certain Director Qualifications. Every Director must be a shareholder of the Corporation and shall own in his/her own right the number of shares (if any) required by law in order to qualify as such Director. Any Director shall forthwith cease to be a Director when he/she no longer holds such shares, which fact shall be reported to the Board of Directors by the Secretary, whereupon the Board of Directors shall declare the seat of such Director vacated.

     Section 204. Eligibility and Mandatory Retirement. No person shall be eligible for nomination or for election to the Board of Directors of the Corporation if such person would attain the age of seventy (70) years at any time during such person's term as a Director, if elected; provided, however, that the preceding provisions of this sentence shall not apply to persons elected as Directors of the Corporation pursuant to the terms of a definitive agreement of acquisition or merger approved by the Board of Directors of the Company to the extent, but only to the extent, specifically provided in such agreement. The Board of Directors may designate one or more persons who have retired from the Board as honorary members of the Board of Directors. Such honorary members of the Board of Directors may attend meetings of the Board of Directors, but shall have no authority to vote or receive compensation.

     Section 205.   Number of Directors.  The Board of
Directors shall consist of not less than five (5) nor more than twenty-five (25) shareholders, the exact number to be fixed and determined from time to time by resolution of a majority of the full Board of Directors or by resolution of the shareholders at any annual or special meeting thereof.

     Section 206. Classification of Directors. The Directors shall be divided into three (3) classes, as nearly equal in number as possible, known as Class 1, consisting of not more than eight (8) Directors; Class 2, consisting of not more than eight (8) Directors; and Class 3, consisting of not more than nine (9) Directors. The initial Directors of Class I shall serve until the third (3rd) annual meeting of shareholders. At the third (3rd) annual meeting of the shareholders, the Directors of Class I shall be elected for a term of three (3) years and, after expiration of such term, shall thereafter be elected every three (3) years for three
(3) year terms. The initial Directors of Class 2 shall serve until the second (2nd) annual meeting of shareholders. At the second (2nd) annual meeting of shareholders, the Directors of Class 2 shall be elected for a term of three (3) years and, after the expiration of such term, shall thereafter be elected every three (3) years for three (3) year terms. The initial Directors of Class 3 shall serve until the first (1st) annual meeting of shareholders. At the first (1st) annual meeting of shareholders, the Directors of Class 3 shall be elected for a term of three (3) years and, after the expiration of such term, shall thereafter be elected every three (3) years for three (3) year terms. Each Director shall serve until his/her successor shall have been elected and shall qualify, even though his/her term of office as herein provided has otherwise expired, except in the event of his/her earlier resignation, removal or disqualification.

     Section 207. Vacancies. Vacancies in the Board of Directors, including vacancies resulting from an increase in the number of Directors, may be filled by the remaining members of the Board even though less than a quorum. Any Director elected to fill a vacancy in the Board of Directors shall become a member of the same Class of Directors in which the vacancy existed; but if the vacancy is due to an increase in the number of Directors a majority of the members of the Board of Directors shall designate such directorship as belonging to Class 1, Class 2 or Class 3 so as to maintain the three (3) classes of Directors as nearly equal in number as possible. Each Director so elected shall be a Director until his/her successor is elected by the shareholders, who may make such election at the next annual meeting of the shareholders or at any special meeting duly called for that purpose and held prior thereto.

     Section 208. Compensation of Directors. No Director shall be entitled to any salary as such, but the Board of Directors may fix, from time to time, a reasonable annual fee for acting as a Director and a reasonable fee to be paid each Director for his/her services in attending meetings of the Board and meetings of committees appointed by the Board. The Corporation may reimburse Directors for expenses related to their duties as a member of the Board.

     Section 209. Regular Meetings. Regular meetings of the Board of Directors shall be held on such day, at such hour, and at such place, consistent with applicable law, as the Board shall from time to time designate or as may be designated in any notice from the Secretary calling the meeting. The Board of Directors shall meet for reorganization at the first regular meeting following the annual meeting of shareholders at which the Directors are elected. Notice need not be given of regular meetings of the Board of Directors which are held at the time and place designated by the Board of Directors. If a regular meeting is not to be held at the time and place designated by the Board of Directors, notice of such meeting, which need not specify the business to be transacted thereat and which may be either verbal in writing, shall be given by the Secretary to each member of the Board at least twenty-four (24) hours before the time of the meeting.

     Directors shall attend a minimum of fifty percent (50%) of the regular meetings held in any calendar year unless such absences shall be excused by the Board of Directors in a manner prescribed by them from time to time. Failure to attend a minimum of fifty percent (50%) of the regular meetings of the Directors in any calendar year, without sufficient excuse, shall subject the Director to removal from the Board of Directors in such manner as the Board of Directors shall prescribe from time to time.

     A majority of the members of the Board of Directors shall constitute a quorum for the transaction of business. If at the time fixed for the meeting, including the meeting to organize the new Board following the annual meeting of shareholders, a quorum is not present, the directors in attendance may adjourn the meeting from time to time until a quorum is obtained.

     Except as otherwise provided herein, a majority of those directors present and voting at any meeting of the Board of Directors, shall decide each matter considered. A director cannot vote by proxy, or otherwise act by proxy at a meeting of the Board of Directors.

     Section 210. Special Meetings. Special meetings of the Board of Directors may be called by the President or at the request of three (3) or more members of the Board of Directors. A special meeting of the Board of Directors shall be deemed to be any meeting other than the regular meeting of the Board of Directors. Notice of the time and place of every special meeting, which need not specify the business to be transacted thereat and which may be either verbal or in writing, shall be given by the Secretary to each member of the Board at least twenty-four (24) hours before the time of such meeting excepting the Organization meeting following the election of the Directors.

     Section 211. Reports and Records. The reports of officers and Committees and the records of the proceedings of all Committees shall be filed with the Secretary of the Corporation and presented to the Board of Directors, if practicable, at its next regular meeting. The Board of Directors shall keep complete records of its proceedings in a minute book kept for that purpose. When a Director shall request it, the vote of each Director upon a particular question shall be recorded in the minutes.

     Section 212.   Liability of Directors; Indemnification.

     Section 212.1 To the fullest extent permitted by the Directors' Liability Act (42 Pa. C.S. ?8361 et seq.) and the Business Corporation Law of the Commonwealth of Pennsylvania, a director of the corporation shall not be personally liable to the corporation, its stockholders or others for monetary damages for any action taken or any failure to take any action unless the director has breached or failed to perform the duties of his or her office as set forth in the Directors' Liability Act and such breach or failure constitutes self-dealing, willful misconduct, or recklessness. The provisions of this Section 212 shall not apply with respect to the responsibility or liability of a director under any criminal statute or the liability of a director for the payment of taxes pursuant to local, state or federal law.

     Section 212.2 (a) The corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative by reason of the fact that such person is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), amounts paid in settlement, judgments, and fines actually and reasonably incurred by such person in connection with such action, suit, or proceeding; provided, however, that no indemnification shall be made (i) in any case where the act or failure to act giving rise to the claim for indemnification is determined by a court to have constituted willful misconduct or recklessness, (ii) with respect to proceedings, claims or actions initiated or brought voluntarily by such person and not by way of defense, or
(iii) for any amounts paid in settlement of an action indemnified against by the Corporation, unless pursuant to the prior written consent of the Corporation.

          (b) Expenses (including attorneys' fees) incurred in defending a civil or criminal action, suit, or proceeding shall be paid by the corporation in advance of the final disposition of such action, suit, or proceeding upon receipt of an undertaking by or on behalf of the director, officer, employee, or agent to repay such amount if it shall be ultimately determined that he is not entitled to be indemnified by the corporation as authorized in this
Section 212.

          (c)  The indemnification and advancement of
expenses provided by this Section 212 shall not be deemed exclusive of any other right to which persons seeking indemnification and advancement of expenses may be entitled under any agreement, vote of shareholders or disinterested directors, or otherwise, both as to actions in such persons' official capacity and as to their actions in another capacity while holding office, and shall continue as to a person who has ceased to be a director, officer, employee, or agent and shall inure to the benefit of the heirs, executors, and administrators of such person.

          (d) The corporation may purchase and maintain insurance on behalf of any person, may enter into contracts of indemnification with any person, may create a fund of any nature (which may, but need not be, under the control of a trustee) for the benefit of any person, and may otherwise secure in any manner its obligations with respect to indemnification and advancement of expenses, whether arising under this Section 212 or otherwise, to or for the benefit of any person, whether or not the corporation would have the power to indemnify such person against such liability under the provisions of this Section 212.

     Section 212.4 Notwithstanding anything herein contained to the contrary, this Section 212 may not be amended or repealed except by the affirmative vote of 75% of the members of the entire Board of Directors or by the affirmative vote of shareholders of the corporation entitled to cast at least 75% of all votes which shareholders of the corporation are then entitled to cast, except that, if the Business Corporation Law or the Directors' Liability Act is amended or any other statute is enacted so as to decrease the exposure of directors to liability or to increase the indemnification rights available to directors, officers, or others, then this
Section 212 and any other provision of these By-Laws inconsistent with such decreased exposure or increased indemnification rights shall be amended, automatically and without any further action on the part of shareholders or directors, to reflect such decreased exposure or to include such increased indemnification rights, unless such legislation expressly requires otherwise. Any repeal or modification of this Section 212 by the stockholders of the corporation shall be prospective only, and shall not adversely affect any limitation on the personal liability of a director of the corporation or any right to indemnification from the corporation for any action taken or any failure to take any action occurring prior to the time of such repeal or modification.

     Section 212.5  If, for any reason, any provision of this
Section 212 shall be held invalid, such invalidity shall not affect any other provision not held so invalid, and each such other provision shall, to the full extent consistent with law, continue in full force and effect. If any provision of this Section 212 shall be held invalid in part, such invalidity shall in no way affect the remainder of such provision, and the remainder of such provision, together with all other provisions of this Section 212 shall, to the full extent consistent with law, continue in full force and effect.

ARTICLE III.   COMMITTEES.

     Section 301. Committees. The following Committees of the Board of Directors shall be established by the Board of Directors in addition to any other Committee the Board of Directors may in its discretion establish.

     Section 302. Executive Committee. The Executive Committee shall consist of any three (3) or more Directors. A majority of the members of the Executive Committee shall constitute a quorum, and actions of a majority of those present at a meeting at which a quorum is present shall be actions of the Committee. Meetings of the Committee may be called at any time by the Chairman or Secretary of the Committee, and shall be called whenever two (2) or more members of the Committee so request in writing. The Executive Committee shall have and exercise the authority of the Board of Directors in the management of the business of the Corporation between the dates of regular meetings of the Board.

     Section 303. Appointment of Committee Members. The Board of Directors shall elect the members of the Committees and the Chairman and Vice Chairman of each such Committee to serve until the next annual meeting of shareholders. The President shall appoint or shall establish a method of appointing, subject to the approval of the Board of Directors, the members of any other Committees established by the Board of Directors, and the Chairman and Vice Chairman of such Committee, to serve until the next annual meeting of shareholders. The Board of Directors may appoint, from time to time, other committees, for such purposes and with such powers as the Board may determine.

     Section 304. Organization and Proceedings. Each Committee of the Board of Directors shall effect its own organization by the appointment of a Secretary and such other Officers, except the Chairman and Vice Chairman, as it may deem necessary. A record of proceedings all of committees shall be kept by the Secretary of such Committee and filed and presented as provided in Section 211 of these Bylaws.

ARTICLE IV.    OFFICERS.

     Section 401. Officers. The Officers of the Corporation shall be a President, who shall be a member of the Board of Directors, one or more Vice Presidents, a Secretary, a Treasurer and such other Officers and Assistant Officers as the Board of Directors may from time to time deem advisable. The Board may also elect a Chairman of the Board and so many Vice Chairman as deemed advisable. All officers of the corporation shall be elected by the Board of Directors for such terms as the Board of Directors shall determine from time to time. Any Officer may be removed at any time with or without cause, and regardless of the term for which such Officer was elected, but without prejudice to any contract right of such Officer. Each Officer shall hold his or her office for the current year for which he or she was elected or appointed by the Board unless such Officer shall resign, become disqualified or be removed at the pleasure of the Board of Directors.

     Section 402. Chairman of the Board. The Board of Directors may elect one of its members to be Chairman of the Board at the first regular meeting of the Board following each annual meeting of shareholders at which Directors are elected. The Chairman of the Board shall be an ex-officio member of all committees, shall preside at the meetings of the Board and the shareholders, and shall perform such other duties as may be prescribed by the Board of Directors.

     Section 403. Vice Chairman of the Board. In the absence of the Chairman, a Vice Chairman, if elected, shall preside at meetings of shareholders and of the directors and shall perform such other duties as may from time to time be prescribed by the Board, by law, or these Bylaws.

     Section 404. President. The President shall be the Chief Executive Officer of the Bank and oversee all facets of its operation and shall report directly to the Board of Directors, be responsible to it and carry out those duties as directed by the Board. In the absence of a Chairman of the Board, the President shall serve as chairman of the Board. The President shall be an ex-officio member of all Committees of the Board of Directors, except the Audit Committee.

     Section 405. Vice Presidents. The Vice Presidents shall perform such duties, do such acts and be subject to such supervision as may be prescribed by the Board of Directors or the President. In the event of the absence or disability of the President and his/her refusal to act, the Vice Presidents, in the order of their rank, and within the same rank and in the order of their authority, shall perform the duties and have the powers and authorities of the President, except to the extent inconsistent with applicable law.

     Section 406. Secretary. The Secretary shall keep accurate minutes of the proceedings of all meetings of the shareholders and the directors in a book provided for that purpose. He/she shall keep a record of the attendance at all meetings of shareholders and directors and shall perform such other duties as may from time to time be prescribed by the Board, by law, or these Bylaws.

     Section 407. Treasurer. The Treasurer shall act under the supervision of the President or such other officer as the President may designate. The Treasurer shall have custody of the Corporation's funds and such other duties as may be prescribed by the Board of Directors, President or such other Supervising Officer as the President may designate.

     Section 408. Assistant Officers. Unless otherwise provided by the Board of Directors, each Assistant Officer shall perform such duties as shall be prescribed by the Board of Directors, the President or the officer to whom he/she is an Assistant. In the event of the absence or disability of an Officer or his/her refusal to act, his/her Assistant Officer shall, in the order of their rank, and within the same rank in the order of their seniority, have the powers and authorities of such officer.

     Section 409. Compensation. Unless otherwise provided by the Board of Directors, the salaries and compensation of all Officers and Assistant Officers, except the President shall be fixed by or in the manner designated by the President.

     Section 410.   General Powers.  The Officers are
authorized to do and perform such corporate acts as are necessary in the carrying on of the business of the Corporation, subject always to the direction of the Board of Directors.

ARTICLE V.     SHARES OF CAPITAL STOCK.

     Section 501. Authority to Sign Share Certificates. Every share certificate of the Corporation shall be signed by the President and by the Secretary or one of the Assistant Secretaries. Certificates may be signed by a facsimile signature of the President and the Secretary or one of the Assistant Secretaries of the Corporation.

     Section 502. Lost or Destroyed Certificates. Any person claiming a share certificate to be lost, destroyed or wrongfully taken shall receive a replacement certificate if such person shall have: (a) requested such replacement certificate before the Corporation has notice that the shares have been acquired by a bona fide purchaser; (b) provided the Corporation with an indemnity agreement satisfactory in form and substance to the Board of Directors, or the President or the Secretary; and (c) satisfied any other reasonable requirements (including providing an affidavit and a surety bond) fixed by the Board of Directors, or the President or the Secretary.

ARTICLE VI.    GENERAL.

     Section 601.   Fiscal Year.  The fiscal year of the
Corporation shall begin on the first (1st) day of January in each year and end on the thirty-first (31st) day of December in each year.

     Section 602. Record Date. The Board of Directors may fix any time whatsoever (but not more than ninety (90) days) prior to the date of any meeting of shareholders, or the date for the payment of any dividend or distribution, or the date for the allotment of rights, or the date when any change or conversion or exchange of shares will be made or will go into effect, as a record date for the determination of the shareholders entitled to notice of, or to vote at, any such meetings, or entitled to receive payment of any such dividend or distribution, or to receive any such allotment of rights, or to exercise the rights in respect to any such change, conversion or exchange of shares.

     Section 603.   Absentee Participation in Meeting.  One
(1) or more Directors may participate in a meeting of the Board of Directors, or of a Committee of the Board, by means of a conference telephone or similar communications equipment, by means of which all persons participating in the meeting can hear each other.

     Section 604.   Emergency Bylaws.  In the event any
emergency resulting from a nuclear attack or similar disaster, and during the continuance of such emergency, the following Bylaw provisions shall be in effect, notwithstanding any other provisions of the Bylaws:

          (a) A meeting of the Board of Directors or of any Committee thereof may be called by any Officer or Director upon one (1) hour's notice to all persons entitled to notice whom, in the sole judgement of the notifier, it is feasible to notify;

          (b) The Director or Directors in attendance at the meeting of the Board of Directors or of any Committee thereof shall constitute a quorum; and

          (c) These Bylaws may be amended or repealed, in whole or in part, by a majority vote of the Directors attending any meeting of the Board of Directors, provided such amendment or repeal shall only be effective for the duration of such emergency.

     Section 605. Severability. If any provision of these Bylaws is illegal or unenforceable as such, such illegality or unenforceability shall not affect any other provision of these Bylaws and such other provisions shall continue in full force and effect.

ARTICLE VII.   AMENDMENT OR REPEAL.

     Section 701. Amendment or Repeal by the Board of Directors. These Bylaws may be amended or repealed, in whole or in part, by a majority vote of members of the Board of Directors at any regular or special meeting of the Board duly convened. Notice need not be given of the purpose of the meeting of the Board of Directors at which the amendment or repeal is to be considered.

     Section 702.   Recording Amendments and Repeals.  The
text of all amendments and repeals to these Bylaws shall be attached to the Bylaws with a notation of the date and vote of such amendment or repeal.

ARTICLE VIII.  APPROVALS OF AMENDED BYLAWS AND RECORD OF
               AMENDMENTS AND REPEALS.

     Section 801.   Approval and Effective Date.  These
Amended and Restated Bylaws have been approved as the Bylaws of the Corporation this 24 day of June, 1999 and shall be effective as of said date.


                          _______________________________
                          Secretary

                               SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               FIRST LEESPORT BANCORP, INC.
                               (Registrant)

Dated:  August 16, 1999            By  Raymond H.Melcher, Jr.
                                       President and Chief Executive Officer

Dated:  August 16,1999             By  Frederick P.Henrich
                                       Treasurer and Chief Accounting Officer