Form 10-Q
period 1999-09-30
FIRST LEESPORT BANCORP INC
filed 1999-11-15
CIK 775662

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q

   X      Quarterly Report pursuant to Section 13 or 15(d)
         of the Securities Exchange Act of 1934 for
       the Quarterly Period Ended September 30, 1999,
                             or

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

            Class                Outstanding at November 1,
   Common Stock ($5.00 par                  1999
           value)                     1,749,345 Shares

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements
         FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
      UNAUDITED CONSOLIDATED, CONDENSED BALANCE SHEETS
                   (Amounts in thousands)

                                       Sept 30       Dec 31
Assets                                    1999         1998
Cash and Due from Banks                  5,241        6,019
Interest-bearing Deposits in Other         930          746
Banks
Total Cash and Balances Due from         6,171        6,765
Banks
Federal Funds Sold                           0          650
Securities Available for Sale           68,599       72,625
Loans, Net of Unearned Income          250,937      195,287
Less: Allowance for Loan Losses         -2,838       -2,129
Net Loans                              248,099      193,158
Bank Premises and Equipment              7,265        6,398
Other Real Estate Owned                    135          360
Accrued Interest Receivable and         10,637        9,989
Other Assets
Total Assets                           340,906      289,945
Liabilities
Deposits:
Non-interest Bearing                    28,918       26,053
Interest Bearing                       236,234      203,390
Total Deposits                         265,152      229,443
Federal Funds Purchased and
Securites Sold                          18,955        5,509
Under Agreements to Repurchase
Short-term Debt                         11,000        6,700
Long-term Debt                          16,000       16,000
Accrued Interest Payable                 1,327        1,148
Other Liabilities                        2,328        3,320
Total Liabilities                      314,762      262,120
Stockholders' Equity
Common Stock, $5.00 Par Value per
Share;
Authorized 10,000,000 shares,            8,789        8,789
Issued 1,749,345 Shares
Surplus                                  3,760        3,760
Retained Earnings                       15,207       14,629
Accumulated Other Comprehensive         -1,494          765
Income (Loss)
Treasury Stock;  8,629 Shares at          -118         -118
Cost
Total Stockholders' Equity              26,144       27,825
Total Liabilities and                  340,906      289,945
Stockholders' Equity

The accompanying notes are an integral part of these condensed financial statements.

         FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
   UNAUDITED CONSOLIDATED, CONDENSED STATEMENTS OF INCOME
        (Amounts in thousands, except per share data)

                           Three Months         Nine Months
                           Ended Sept 30       Ended Sept 30
                            1999     1998       1999     1998
INTEREST INCOME
Interest & Fees on         4,867    3,451     13,306   10,307
Loans
Interest on Securities:
     Taxable                 927      901      2,700    2,442
     Tax-Exempt              211      205        652      606
Interest on Federal            9        0         50       94
Funds Sold
TOTAL INTEREST INCOME      6,014    4,557     16,708   13,449
INTEREST EXPENSE
Interest on Deposits       2,603    2,262      7,344    6,282
Interest on Borrowed         588      131      1,567      596
Funds
TOTAL INTEREST EXPENSE     3,191    2,393      8,911    6,878
NET INTEREST INCOME        2,823    2,164      7,797    6,571
Provision for Loan           505      150      1,000      407
Losses
Net Interest Income
after the Provision for    2,318    2,014      6,797    6,164
Loan Losses
OTHER INCOME
Customer Service Fees        118       94        347      258
Mortgage Banking              65       75        150      405
Activites
Commissions on               820        0      2,516        0
Insurance Sales
Other Income                 144      115        445      253
Realized Gain on Sale          2        0         42       32
of Securities
TOTAL OTHER INCOME         1,149      284      3,500      948
OTHER EXPENSES
Salaries and Benefits      1,755      945      4,448    2,883
Occupancy Expense            202      156        552      462
Furniture and Equipment      177      145        536      417
Expense
Computer Services            338      135        655      493
Restructuring Costs          270        0        270        0
Merger-related Expenses      544        0        544        0
Other Operating              360      443      1,940    1,597
Expenses
TOTAL OTHER EXPENSES       3,646    1,824      8,945    5,852
Income (Loss) Before        -179      474      1,352    1,260
Income Taxes
Federal Income Taxes         -74      117        318      241
NET INCOME (LOSS)           -105      357      1,034    1,019

EARNINGS PER SHARE DATA
Averages Shares          1,749,3  1,676,0  1,749,345  1,675,9
Outstanding                   45       61                  46
Basic Earnings Per         -0.06     0.21       0.59     0.61
Share
Diluted Earnings Per       -0.06     0.21       0.53     0.61
Share

The accompanying notes are an integral part of these condensed financial statements.

         FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
  UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   (Amounts in thousands)


                                         Nine  Months
                                        Ended  Sept 30
                                         1999        1998
Net Income                              1,034       1,019
Other Comprehensive Income
(Loss), net of tax:
Unrealized gains (losses) on
Securities arising during the          -2,231         376
period, net of tax expense
(benefit):
1999 -  ($1,477); 1998 - $245
     Less: Reclassification
adjustments
     For gains included in net
income,                                   -28         -21
     Net of tax expense
(benefit):
     1999 -  $14; 1998 - $11
     Other Comprehensive Income        -2,259         355
Comprehensive Income (Loss)            -1,225       1,374

The accompanying notes are an integral part of these condensed financial statements.

         FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
  UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
        (Amounts in thousands, except per share data)


                                          Nine  Months
                                         Ended  Sept 30
                                          1999        1998
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income                               1,034       1,019
Provision for loan losses                1,000         407
Provision for depreciation and             428         372
amortization
Net amortization (accretion) of
securities premiums and discounts           34          26
Realized gain on sale of                   -42         -32
securities
Loans originated for sale               -5,585     -15,332
Proceeds from sales of loans             5,587      15,593
(Increase) Decrease in accrued
interest receivable and other             -648          68
assets
Increase (Decrease) in accrued
interest payable and other                -891        -447
liabilities
NET CASH PROVIDED BY OPERATING             917       1,674
ACTIVITIES

CASH FLOWS FROM INVESTING
ACTIVITIES:
Available for sale securities:
Proceeds from principal
repayments and maturities of            15,295      13,436
securities
Net decrease in federal funds             -650      -3,011
sold
Proceeds from sales of securities        9,283       1,103
Purchase of securities                 -20,192      -30570
Loans made to customers, net of        -55,650     -19,145
repayments
Purchases of bank premises and          -1,295      -1,597
equipment
NET CASH USED IN INVESTING             -54,209      39,784
ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES:
Net increase in deposits                35,709      23,694
Net increase (decrease) in
federal funds purchased and             13,446        -598
repurchase agreements
Net borrowings (repayments) of
short-term borrowings                    4,300        -500
Proceeds from long-term debt                 0      15,000
Dividends paid                            -757        -515
Issuance of Treasury Stock                   0           6
NET CASH PROVIDED BY FINANCING          52,698      37,087
ACTIVITIES

Increase (decrease) in cash and           -594      -1,023
cash equivalents
Cash and cash equivalents:               6,765       7,221
Beginning
                                         6,171       8,244
Ending

SUPPLEMENTAL DISCLOSURES OF CASH
FLOWS:
Interest paid                            7,286       6,878
Income taxes paid                          425         365

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

2. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

3.   On July 1, 1999 the Company completed the acquisition of
  Merchants Bancorp of Shenandoah, a single-bank holding company for Merchants Bank of Pennsylvania. This acquisition is being treated as a pooling for financial accounting purposes.

Merchants Bank is a $60,000,000 bank with two full-service offices, one in Shenandoah, Pennsylvania, and one in Drums, Pennsylvania. A third office outside of Hazleton, Pennsylvania is under construction and is expected to open in December of 1999. A fourth site has been purchased in Hazleton and a full-service branch will be opened there during the second quarter of 2000. Merchants Bank is state-chartered institution and will retain its separate banking charter for the immediate future.

The costs of acquiring Merchants Bank, including legal and professional expenses, system conversion costs, and investment banking activities amounted to $544,000 before income tax considerations. In addition to the consolidation, the reorganization of the banks resulted in three retirement packages and their associated costs. These transactions added $240,000 to the acquisition costs noted above. The after tax cost of these merger, conversion, and reorganization expenses amounted to $649,000. These costs were expensed during the third quarter of 1999.

4. On October 1, 1999, the Registrant acquired Johnson Financial Group, Inc. ("JFG"), a registered investment advisor. The Registrant issued a total of 12,742 shares of its common stock to the four individual shareholders of JFG in exchange for all of the outstanding capital stock of JFG. Shares of common stock of the Registrant issued in the transaction were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and are "restricted securities" within the meaning of Rule 144 under such Act. On October 1, 1999, the Registrant also acquired KRJ & Associates, an affiliate of JFG. No shares of common stock of the Registrant were issued in connection with the acquisition of KRJ & Associates.

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

The financial statements have been restated to reflect the impact of the acquisition of Merchants of Pennsylvania
Bancorp on July 1, 1999 which was accounted for under the pooling of interests method of accounting.

On July 1, 1999 the Company completed the acquisition of Merchants Bancorp of Shenandoah, a single-bank holding company for Merchants Bank of Pennsylvania. This acquisition is being treated as a pooling for financial accounting purposes.

Merchants Bank is a $60,000,000 bank with two full-service offices, one in Shenandoah, Pennsylvania, and one in Drums, Pennsylvania. A third office outside of Hazleton, Pennsylvania is under construction and is expected to open in December of 1999. A fourth site has been purchased in Hazleton and a full-service branch will be opened there during the second quarter of 2000. Merchants Bank is state-chartered institution and will retain its separate banking charter for the immediate future.

The costs of acquiring Merchants Bank, including legal and professional expenses, system conversion costs, and investment banking activities amounted to $544,000 before income tax considerations. In addition to the consolidation, the reorganization of the banks resulted in three retirement packages and their associated costs. These transactions added $240,000 to the acquisition costs noted above. The after tax cost of these merger, conversion, and reorganization expenses amounted to $649,000. These costs were expensed during the third quarter of 1999.

Financial Condition

The Company's total resources increased to $340,906,000 at September 30, 1999, an increase of $50,961,000 or 17.6% over the total of $289,945,000 at December 31, 1998.

Cash and balances due from banks decreased from $6,765,000 at December 31, 1998 to $6,171,000 at September 30, 1999, a
decrease of (8.8%). As the Company approaches year-end 1999 and the potential for Year 2000 withdrawals increases, additional cash reserves will be provided to ensure adequate customer service and available cash. The Company does not anticipate any major operational problems associated with the Year 2000 but prudence requires these additional cash reserves be maintained.

Increases in net loans provided virtually all of this growth as these balances increased by $54,941,000 or 28.4% between the two dates growing from $193,158,000 at December 31, 1998 to $248,099,000 at September 30, 1999. As a result of this outstanding rate of growth, the allowance for loan losses was increased to $2,838,000 through September 30, 1999, an increase, net of any charge-offs or recoveries, of $709,000 or 33.3% from $2,129,000 at December 31, 1998. Management continuously evaluates the adequacy of the allowance for loan losses.

Commercial loans, consisting of small to medium-sized business loans, provided the majority of the growth within the portfolio with a smaller amount being attributed to personal loans, primarily home equity loans. Growth in mortgage loans was reduced by selling selected loan originations into the secondary market. This action provides a method of helping to reduce the Company's long-term interest rate risk position.

The investment portfolio provided funding for the above loan growth, with total securities decreasing to $68,599,000 at September 30, 1999 from $72,625,000 at December 31, 1998, a decrease of $4,026,000 or (5.5%). The Company's securities are all classified as available for sale and require an adjustment for market values. With general economic conditions and interest rates where they are, the difference between the amortized cost of investment securities and their actual market value was ($2,241,000) at September 30, 1999 compared with $1,148,000 at December 31, 1998. The after tax affect on the Company's total capital was ($1,494,000) at September 30, 1999 compared with $765,000 at December 31, 1998.

Total deposits increased by $35,709,000 or 15.6% from $229,443,000 at December 31, 1998 to $265,152,000 at
September 30, 1999. The majority of this increase, $32,844,000 resulted from increases in interest-bearing deposits including certificates of deposit.

With the increase in loans exceeding the increase in deposits, alternative sources of funding were utilized to provide the necessary liquidity. Federal funds purchased and securities sold under agreements to repurchase increased by $13,446,000 or 153.0% from $5,509,000 at December 31, 1998 to
$18,955,000 at September 30, 1999. Other borrowed funds and long-term debt increased to $27,000,000 at September 30, 1999 from $22,700,000 at December 31, 1998, an increase of $4,300,000 or 18.9%.

The Company's total equity prior to the adjustment for other comprehensive income, totaled $27,648,000 at September 30, 1999, an increase of $588,000 or 2.0% over the total of $27,060,000 at December 31, 1998. The impact of the adjustment for other comprehensive income resulting from changes in the market value of the Company's available for sale securities, was significant, decreasing from an increase of $765,000 at December 31, 1998 to a decrease of ($1,494,000) at September 30, 1999.

Results of Operations
Three-Month Periods Ended September 30, 1999 and 1998

The Company realized a loss of $105,000 during the three month period ended September 30, 1999 as a result of the merger, conversion, and reorganization costs associated with the acquisition of Merchants of Pennsylvania Bancorp. Excluding these costs, the Company earned $544,000 compared to $357,000 during the same period in 1998.

Total interest income for the three months ended September 30, 1999 amounted to $6,014,000 compared with $4,557,000 for the three months ended September 30, 1998, an increase of $1,457,000 or 31.9%. Within this total, interest and fees on loans increased to $4,867,000 from $3,451,000, an increase of $1,416,000 or 41.0%. The Bank's focus on increased lending activity resulted in this increase.

Total interest expense, including interest on borrowed funds increased by $798,000 or 33.3% between the third quarter of 1998 and the third quarter of 1999 growing from $2,393,000 to $3,191,000. Efforts to reduce the overall cost of funds resulted in a reduced level of deposit growth during the quarter, and to supplement the Bank's funding needs additional borrowings from the Federal Home Loan Bank were required.

Net interest income increased by $659,000 or 30.4% as a result of the above changes, growing from $2,164,000 for the three months ended September 30, 1998 to $2,823,000 for the same period in 1999.

The provision for loan losses increased by $355,000 or 236.7% between the third quarter of 1998 and the third quarter of 1999, growing from $150,000 to $505,000 between the periods. The resulting net interest income after the provision for loan losses increased to $2,318,000 from $2,014,000 between the two periods.

Total other income, impacted significantly by income from the sales of insurance, increased by $865,000 or 304.6% growing from $284,000 for the third quarter of 1998 to $1,149,000 for the third quarter of 1999. Customer service fees increased by $24,000 from $94,000 for the third quarter of 1998 to $118,000 for the same period in 1999, an increase of 25.5% as the Bank continues to focus on improving its overall financial performance.

Total other expenses, including costs associated with the Company's insurance agency, increased by $1,822,000 or 99.9% between the three month period ended September 30, 1998 and the three month period ended September 30, 1999, growing from $1,824,000 to $3,646,000 respectively. Contributing significantly to this increase were the costs of the merger and resulting conversion of Merchants Bank of Pennsylvania which amounted to $814,000.

Salaries and benefits increased by $810,000 and resulted in an increase to $1,755,000 from $945,000 between the two periods. Occupancy expenses, impacted by the opening of the new Bern Township Office by The First National Bank of Leesport, increased to $202,000 during the third quarter of 1999 compared with $156,000 during the same period in 1998, an increase of $46,000 or 29.5%. During the same period in 1998, the Bank opened its Breezy Corner Office in Ruscumbmanor Township, Berks County, Pennsylvania. The Breezy Corner Office is a leased facility in comparison to the Bern Township Office which is owned by the bank.

Income (loss) before income taxes decreased to ($179,000) from $474,000 between the third quarter of 1998 and the third quarter of 1999, a decrease of $653,000 or 137.8%, and resulted in decreased federal income taxes during the period. Federal income tax expense (benefit) decreased to $74,000 from $117,000 between the quarters ended September 30, 1998 and 1999.

The net loss during the third quarter of 1999 amounted to ($105,000) representing a decrease of $462,000 or 129.4% from the third quarter of 1998. Basic earnings (loss) per share decreased to ($0.06) per share for the third quarter of 1999 compared with $0.21 per share for the third quarter of 1998.

Nine-Month Periods Ended September 30, 1999 and 1998

Total interest income for the nine months ended September 30, 1999 increased to $16,708,000 from $13,449,000 for the same period in 1998, an increase of $3,259,000 or 24.2%. Contributing significantly to this improvement was the extraordinary growth in the loan portfolio noted above. Interest and fees on loans increased by $2,999,000 or 29.1% growing from $10,307,000 for the nine months ended September 30, 1998 to $13,306,000 for the same period in 1999.

During the nine months ended September 30, 1999, approximately $4,000,000 of investment securities were sold and replaced. This transaction was designed to reduce prepayment risk from the portfolio, as many of the securities that were sold were callable agency securities and pre-refunded municipal securities.

Interest expense, including interest on borrowed funds, increased to $8,911,000 for the first nine months of 1999 from $6,878,000 for the same period in 1998, an increase of $2,033,000 or 29.6%.

Net interest income, a key component of the Bank's net income, increased by $1,226,000 or 18.7% for the first nine months of 1999 compared with the first nine months of 1998, growing from $6,571,000 to $7,797,000. The Bank's focus on growing the loan portfolio while controlling interest costs, resulted in this dramatic improvement.

The accelerated loan growth, however, did not come without a price. The provision for loan losses for the first nine months of 1999 was increased by $593,000 or 145.7% from the first nine months of 1998. Management is funding the allowance for loan losses at a significantly higher rate than in 1998 and has already provided $1,000,000 during 1999. In addition, the Bank continues to focus on loan quality and the continuing credit review process.

Net interest income after the provision for loan losses increased by $633,000 or 10.3% growing from $6,164,000 to $6,797,000 between the nine month periods ended September 30, 1998 and 1999.

Total other income increased dramatically, due to the addition of commissions on insurance sales generated by the company's insurance agency subsidiary, Essick & Barr. These commissions generated $2,516,000 in income during the first nine months of 1999. Absent this income, total other income remained stable. Increases in customer service fees and other income offset a decrease in fees from mortgage banking activities. The Bank continues to review its position relative to customer service fees and is keenly aware of the need to generate additional fee income to supplement its net interest margin.

Total other expenses increased to $8,945,000 for the first nine months of 1999 from $5,852,000 for the first nine months of 1998, an increase of $3,093,000 or 52.9%. For the first nine months of 1998, salaries and benefits amounted to $2,883,000 and for the first nine months of 1999, salaries and benefits amounted to $4,448,000, an increase of $1,565,000 representing 54.3%. The Essick & Barr Insurance acquisition in December of 1998 provided much of this increase as total salaries and benefits from that subsidiary for the first nine months of 1999 amounted to $1,371,000. These costs were not reflected in the 1998 data.

Income before taxes increased to $1,352,000 from $1,260,000 between the first nine months of 1998 and 1999, an increase of $92,000 or 7.3%. The associated increase in federal income taxes resulted in tax expenses of $318,000 for the first nine months of 1999 compared with $241,000 for the first nine months of 1998.

Net income improved by $15,000 or 1.5% between the two periods growing from $1,019,000 for the first nine months of 1998 to $1,034,000 for the first nine months of 1999. Net income on a per share basis was $0.59 per share for the nine months ended September 30, 1999 compared with $0.61 per share for the nine months ended September 30, 1998. Fully diluted earnings per share was $0.53 per share for the nine months ended September 30, 1999 compared to $0.61 per share for the nine months ended September 30, 1998.

Year 2000

The Company's subsidiaries have completed their identification and testing processes associated with preparing for the Year 2000. This testing involved establishing test accounts and duplicate processing environments.

Each subsidiary completed its testing independently and for those systems impacted by consolidation and/or conversion, separate testing processes were established, and completed. The various Year 2000 committees which were involved in these testing processes were charged with assessing the impact of the Year 2000 problem, identifying affected equipment, systems, and processes, identifying and resolving any of the identified problems, and testing the solutions.

During the process, the First National Bank of Leesport worked very closely with its data processing provider, Bisys, of Cherry Hill, New Jersey, to identify and resolve potential problems associated with the date change. Essick & Barr Insurance also completed its testing during the period. Merchants Bank of Pennsylvania was converted to the Bisys system during the weekend of October 22, 23, and 24, 1999, and is now Year 2000 compliant following that conversion. Subsidiary systems that were not included in the Bisys conversion were tested separately by Merchants personnel.

Communications with customers and the general public have been on-going, and training, planning, and monitoring responses and inquiries will continue throughout the remainder of 1999. For the entire year of 1999, the Company anticipates spending approximately $35,000 in conjunction with these Year 2000 preparations. An additional investment of $25,000 in equipment replacement will also be included throughout 1999.

Trust Preferred

The Company's board of directors approved the issuance of a trust preferred security as a means of increasing the Company's available funding, leveraging ability, and capital ratios. This security, which will be issued in the amount of $10,000,000 will be accomplished by means of a pooled, blind trust offering to be coordinated by Saloman, Smith Barney and is expected to settle in early December. The Company intends to leverage this amount by approximately $30,000,000 through the purchase of U.S. Government Agency securities, Mortgage-backed securities, and State and Municipal securities to neutralize the cost of the issuance.

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

The following table shows the repricing periods of interest earning assets and interest bearing liabilities as of September 30, 1999:

                  INTEREST RATE SENSITIVITY
                   (Amounts in thousands)


                                  Reprici  Period
                                       ng
                         Within    One       Over
                                 Year to
                          One      Five      Five     Total
                          Year    Years     Years
Interest Earning
Assets:
Interest-bearing             522        0         0       522
balances
Federal funds sold           678        0         0       678
Securities                11,305    7,686    49,608    68,599
Net loans                 89,029   31,091   127,979   248,099
Total Interest Earning   101,534   38,777   177,587   317,898
Assets
Interest Earning
Liabilities:
Total interest-bearing   142,805   93,429         0   236,234
deposits
Other borrowed funds      17,600    9,500    12,500    39,600
Total Interest Earning   160,405  102,929    12,500   275,834
Liabilities
Rate Sensitivity Gap     -58,871  -64,152   165,087    42,064

                      Capital Adequacy

The following table provides information about the capital of the Bank as it relates to regulatory minimums as of selected
Balance Sheet dates:

                                           Actual     Actual
                               Regulator   Sept 30    Dec 31
                                   y
                                Minimum     1999       1998
Tier I Capital to Risk-             4.00%    10.79%    13.52%
Adjusted Assets
Total Capital to Risk-              8.00%    11.97%    14.56%
Adjusted Assets
Leverage Ratio                      3.00%     7.67%     9.60%

Item 3 - Quantitative and Qualitative Disclosures about
Market Risk

There have been no material changes in the Company's assessment of its sensitivity to market risk since its presentation in the 1998 annual report on Form 10-KSB filed with the SEC.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

                None

Item 2.   Changes in Securities

5.   None

6.   None

7. On October 1, 1999, the Registrant acquired Johnson Financial Group, Inc. ("JFG"), a registered investment advisor. The Registrant issued a total of 12,742 shares of its common stock to the four individual shareholders of JFG in exchange for all of the outstanding capital stock of JFG. Shares of common stock of the Registrant issued in the transaction were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and are "restricted securities" within the meaning of Rule 144 under such Act. On October 1, 1999, the Registrant also acquired KRJ & Associates, an affiliate of JFG. No shares of common stock of the Registrant were issued in connection with the acquisition of KRJ & Associates.

8.   None

Item 3.   Defaults Upon Senior Securities

                None

Item 4.   Submission of Matters to Vote of Security Holders



Item 5.   Other Information

          The Board of Directors of First Leesport Bancorp,
Inc. at
          its September 21 , 1999 meeting declared a $0.145 per share cash dividend to be paid October 15, 1999 to holders of record on October 1, 1999.



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None

   (b)  Reports on Form 8-K.

          Add Merchants Form 8-K section..


          None.

                               SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        FIRST LEESPORT
BANCORP, INC.

(Registrant)




Dated:  November  15, 1999                   By  Raymond H.
Melcher, Jr.

                    President and Chief Executive Officer

Dated:  November 15,1999                By  Frederick P.
Henrich

Treasurer and Chief Accounting Officer