Form 10-K
period 1999-12-31
FIRST LEESPORT BANCORP INC
filed 2000-04-11
CIK 775662

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-K

               ANNUAL REPORT UNDER SECTION 13 OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE
              FISCAL YEAR ENDED DECEMBER 31, 1999

                   Commission File Number 0-14555

                    FIRST LEESPORT BANCORP, INC._____________
       (Exact name of Registrant as specified in its Charter)

       Pennsylvania                               23-2354007
  (State or Other Juris-                      (I.R.S. Employer
diction of Incorporation)                    Identification No.)

                     133 North Centre Avenue
                  Leesport, Pennsylvania  19533
             (Address of Principal Executive Offices)

                         (610) 926-2161
                  Registrant's Telephone Number:

Securities registered under Section 12(b) of the Exchange Act:

                                None

Securities registered under Section 12(g) of the Exchange Act:

                  Common Stock, $5.00 Par Value
                        (Title of Class)

The Registrant has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No. ___

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 22, 2000, the aggregate market value of the Common
Stock (based upon the average sales price on such date) of the Registrant held by nonaffiliates was $29,314,000.

Number of Shares of Common Stock Outstanding at March 22, 2000:
1,849,859.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement prepared in connection with its Annual Meeting of Stockholders to be held on April 18, 2000 are incorporated in Part III hereof.



                                 INDEX

                                                            PAGE

PART I

Item 1.     Business..........................................2

Item 2.     Properties.......................................11

Item 3.     Legal Proceedings................................12

Item 4.     Submission of Matters to a Vote of Security
            Holders..........................................12

Item 4A.    Executive Officers of the Registrant.............12

PART II

Item 5.     Market for Registrant's Common Equity and
            Related Stockholder Matters......................13

Item 6.     Selected Financial Data..........................15

Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations.......................................19

Item 7A.    Quantitative and Qualitative Disclosures
            About Market Risk................................42

Item 8.     Financial Statements and Supplementary Data......42

Item 9.     Changes in and Disagreements with
            Accountants on Accounting and Financial
            Disclosure.......................................70

PART III

Item 10.    Directors and Executive Officers of the
            Registrant.......................................71

Item 11.    Executive Compensation...........................71

Item 12.    Security Ownership of Certain Beneficial
            Owners and Management............................71

Item 13.    Certain Relationships and Related
            Transactions.....................................71

PART IV

Item 14.    Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K..........................72

SIGNATURES...................................................75



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

     Examples of forward looking statements include, but are not limited to (a) projections of or statements regarding future earnings, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms, (b) statements of plans and objectives of the Company or its management or Board of Directors, (c) statements of future economic performance, and
(d) statements of assumptions, such as economic conditions in the Company's market areas, underlying other statements and statements about the Company or its businesses. Such forward looking statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "intends," "will," "should," "anticipates," or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.

     No assurance can be given that the future results covered by the forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact the Company's operating results include, but are not limited to, (i) the effects of changing economic conditions in the Company's market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could impact the Company's operations, (v) funding costs, and (vi) other external developments which could materially affect the Company's business and operations.

Item 1.  Business

The Company

     First Leesport Bancorp, Inc. (the "Company") is a Pennsylvania business corporation headquartered at 133 North Centre Avenue, Leesport, Pennsylvania 19533. The Company was organized as a bank holding company on January 1, 1986. The Company offers a wide array of financial services through its various subsidiaries. The Company's executive offices are located at 133 North Center Avenue, Leesport, Pennsylvania 19533.

The Banks

     The Company currently has two banking subsidiaries (the "Banks"): The First National Bank of Leesport ("FNBL"), a national bank, and Merchants Bank of Pennsylvania ("MBP"), a Pennsylvania state bank. FNBL was incorporated under the laws of the United States of America as a national bank in 1909. Since its inception, FNBL has operated as a banking institution, doing business in Berks County, Pennsylvania. MBP was acquired in 1999 as a result of the merger between the Company and Merchants of Shenandoah Ban-Corp. MBP operates in Schuylkill and Luzerne Counties, Pennsylvania.

     At December 31, 1999, the Company had total assets of $359 million, total stockholders' equity of $26 million, and total deposits of $269 million. The Company currently has the equivalent of 162 full-time employees.

     The Company's and FNBL's main office is located at 133 North Centre Avenue, Leesport, Pennsylvania. FNBL also provides services to its customers through six full service offices located in Blandon, Bern, Wyomissing Hills, Breezy Corner, Hamburg, and Reading, Pennsylvania and a limited service facility in Wernersville, Pennsylvania. All offices, except the Wernersville office, provide automated teller machines. Each office except the Wernersville and Breezy Corner branches provide drive-in facilities. MBP's main office is located at 101 North Main Street, Shenandoah, Pennsylvania. MBP also has two branch offices located in Luzerne County, Pennsylvania; one in Drums and the other in Hazle Township. (See "Properties.")

     The Banks engage in a full service commercial and consumer banking business, including such services as accepting deposits in the form of time, demand and savings accounts. Such time deposits include certificates of deposit, individual retirement accounts, Roth IRA accounts, and club accounts. The savings accounts include money market accounts, NOW accounts and the traditional regular savings and demand accounts. In addition to accepting deposits, the Banks make both secured and unsecured commercial and consumer loans, finance commercial transactions, provide equipment lease and accounts receivable financing, make construction and mortgage loans, including home equity loans, issue credit cards, and rent safe deposit facilities. The Banks also provide small business loans and student loans. The Banks purchase a majority of the data processing services that they require from Bisys, Inc., a company based in Cherry Hill, New Jersey.

Subsidiary Activities

     The Company has three wholly owned subsidiaries in addition to the Banks: Essick & Barr, Inc., a Berks County based general insurance agency ("Essick & Barr") which was acquired in 1998 as a subsidiary of FNBL; First Leesport Wealth Management, Inc. ("FLWM"), an investment advisory business which was acquired in 1999, and First Leesport Investment Group, Inc. ("FLIG"), a securities brokerage business, which was formed in 1999 in order to purchase KRJ & Associates' brokerage business. Both FLIG and FLWM are headquartered at 560 Van Reed Road, Suite 308, Wyomissing, Pennsylvania and collectively had 8 employees at December 31, 1999. Essick & Barr offers a full line of personal and commercial property and casualty insurance as well as group insurance for businesses, employee benefit plans, and life insurance. Headquartered in Leesport, Pennsylvania with a sales office at 108 South Fifth Street, Reading, Pennsylvania,
Essick & Barr employed approximately 31 full-time employees at December 31, 1999.

Supervision and Regulation

     Securities Regulation

     The Company is under the jurisdiction of the Securities and Exchange Commission and of state securities commissions for matters relating to the offering and sale of its securities. In addition, the Company is subject to the Securities and Exchange Commission's rules and regulations relating to periodic reporting, proxy solicitation, and insider trading.

     General

     The Company is registered as a bank holding company and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Act of 1956, as amended. As a bank holding company, the Company's activities and those of its bank subsidiaries are limited to the business of banking and activities closely related or incidental to banking. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board. The Federal Reserve Board has issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board, pursuant to such regulations, may require the Company to stand ready to use its resources to provide adequate capital funds to its bank subsidiaries during periods of financial stress or adversity.

     The Bank Holding Company Act prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock, or substantially all of the assets of, any bank, or from merging or consolidating with another bank holding company, without prior approval of the Federal Reserve Board. Additionally, the Bank Holding Company Act prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non-banking business, unless such business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. The types of businesses that are permissible for bank holding companies to own have been expanded by recent federal legislation; see discussion below.

     As a Pennsylvania bank holding company for purposes of the Pennsylvania Banking Code, the Company is also subject to regulation and examination by the Pennsylvania Department of Banking.

     Regulation of FNBL and MBP

     FNBL is a national bank and a member of the Federal Reserve System, and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the "FDIC"). FNBL is subject to regulation and examination by the Office of the Comptroller of the Currency, and to a much lesser extent, the Federal Reserve Board and the FDIC. The Community Reinvestment Act requires FNBL to help meet the credit needs of the entire community where FNBL operates, including low and moderate income neighborhoods. FNBL's rating under the Community Reinvestment Act, assigned by the Comptroller of the Currency pursuant to an examination of FNBL, is important in determining whether FNBL may receive approval for, or utilize certain streamlined procedures in, applications to engage in new activities.

     MBP is a state chartered bank and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the "FDIC"). MBP is subject to regulation and examination by the Federal Reserve Board and the Pennsylvania Department of Banking, and to a lesser extent by the FDIC. The Community Reinvestment Act requires MBP to help meet the credit needs of the entire community where MBP operates, including low and moderate income neighborhoods. MBP's rating under the Community Reinvestment Act, assigned by the Federal Reserve Board pursuant to an examination of MBP, is important in determining whether MBP may receive approval for, or utilize certain streamlined procedures in, applications to engage in new activities.

     FNBL and MBP are also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of FNBL and MBP. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

     In addition to the risk-based capital guidelines, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio of a minimum level of Tier 1 capital (as determined under the risk-based capital guidelines) equal to 3% of average total consolidated assets for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a ratio of at least 1% to 2% above the stated minimum. As Federal Reserve member banks, the Banks are subject to almost identical capital requirements also adopted by the Federal Reserve Board. In addition to Federal Reserve capital requirements, the Pennsylvania Department of Banking also requires state chartered banks such as MBP to maintain a 6% leverage capital level and 10% risk based capital, defined substantially the same as the federal regulations. FNBL is subject to almost identical capital requirements adopted by the Comptroller's Office.

Prompt Corrective Action Rules

     The federal banking agencies have regulations defining the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well-capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). The Company and the Banks each satisfy the criteria to be classified as "well capitalized" within the meaning of applicable regulations.

Regulatory Restrictions on Dividends

     FNBL may not, under the National Bank Act, declare a dividend without approval of the Comptroller of the Currency, unless the dividend to be declared by the Bank's Board of Directors does not exceed the total of: (i) the Bank's net profits for the current year to date, plus (ii) its retained net profits for the preceding two years, less any required transfers to surplus. In addition, FNBL can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts. Dividend payments by MBP to the Company are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the Federal Reserve. Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, retained earnings). The Federal Reserve Board, the Comptroller and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends.

     Under these policies and subject to the restrictions applicable to the Banks, the Banks could declare, during 2000, without prior regulatory approval, aggregate dividends of approximately $3.4 million.

FDIC Insurance Assessments

     The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 1999, each Bank was well capitalized for purposes of calculating insurance assessments.

     The Bank Insurance Fund is presently fully funded at more
than the minimum amount required by law.   Accordingly, the 2000
Bank Insurance Fund assessment rates range from zero for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk. The Banks are in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months.

     While the Banks presently pay no premiums for deposit insurance, they are subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the Financing Corporation bonds. On September 30, 1996, as part of the omnibus budget act, Congress enacted the Deposit Insurance Funds Act of 1996, which recapitalized the Savings Association Insurance Fund and provided that commercial banks would be subject to 1/5 of the assessment to which thrifts are subject for Financing Corporation bond payments through 1999. Beginning in 2000, commercial banks and thrifts are subject to the same assessment for Financing Corporation bonds. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for each Bank (and all other banks) for the first quarter of 2000 is an annual rate of $.0212 for each $1,000 of deposits.

New Legislation

     Landmark legislation in the financial services area was signed into law by the President on November 12, 1999. The Gramm-Leach-Bliley Act dramatically changes certain banking laws that have been in effect since the early part of the 20th century. The most radical changes are that the separation between banking and the securities businesses mandated by the Glass-Steagall Act has now been removed, and the provisions of any state law that prohibits affiliation between banking and insurance entities have been preempted. Accordingly, the new legislation now permits firms engaged in underwriting and dealing in securities, and insurance companies, to own banking entities, and permits bank holding companies (and in some cases, banks) to own securities firms and insurance companies. The provisions of federal law that preclude banking entities from engaging in non-financially related activities, such as manufacturing, have not been changed. For example, a manufacturing company cannot own a bank and become a bank holding company, and a bank holding company cannot own a subsidiary that is not engaged in financial activities, as defined by the regulators.

     The new legislation creates a new category of bank holding company called a "financial holding company." In order to avail itself of the expanded financial activities permitted under the new law, a bank holding company must notify the Federal Reserve that it elects to be a financial holding company. A bank holding can make this election if it, and all its bank subsidiaries, are well capitalized, well managed, and have at least a satisfactory Community Reinvestment Act rating, each in accordance with the definitions prescribed by the Federal Reserve and the regulators of the subsidiary banks. Once a bank holding company makes such an election, and provided that the Federal Reserve does not object to such election by such bank holding company, the financial holding company may engage in financial activities (i.e, securities underwriting, insurance underwriting, and certain other activities that are financial in nature as to be determined by the Federal Reserve) by simply giving a notice to the Federal reserve within thirty days after beginning such business or acquiring a company engaged in such business. This makes the regulatory approval process to engage in financial activities much more streamlined than it was under prior law.

     The Company believes it qualifies to become a financial holding company, but has not yet determined whether or not it will file to become treated as one. The Federal Reserve has only recently promulgated rules implementing these provisions of the new legislation, and the Corporation may wait to see what the experience of other companies is under the new rules before it makes an election.

     The new law also permits certain financial activities to be undertaken by a subsidiary of a national bank. Because MBP is not a national bank, these provisions do not apply to MBP. Generally, for financial activities that are conducted as a principal, such as an underwriter or dealer holding an inventory, a national bank must be one of the 100 largest national banks in the United States and have debt that is rated investment grade. National banks that are not one of the 100 largest national banks in the United States are not authorized under the new law to conduct financial activities as a principal. However, such smaller national banks may own a securities broker or an insurance agency and certain other financial agency entities under the new law. Under prior law, national banks could only own an insurance agency if it was located in a town of fewer than 5,000 residents, or under certain other conditions. Under the new law, there is no longer any restriction on where the insurance agency subsidiary of a national bank is located or does business. As a Pennsylvania bank, MBP is permitted under Pennsylvania law to own and operate an insurance agency without restriction, and could also own and operate a securities brokerage.

     In addition to the foregoing provisions of the new law that make major changes to the federal banking laws, the new legislation also makes a number of additions and revisions to numerous federal laws that affect the business of banking. For example, there is now a federal law on privacy with respect to customer information held by banks. The federal banking regulators are authorized to adopt rules regarding privacy for customer information. Banks must establish a disclosure policy for non-public customer information, disclose the policy to their customers, and give their customers the opportunity to object to non-public information being disclosed to a third
party.   Also, the Community Reinvestment Act has been amended
by the new law to provide that small banks (those under $250 million in assets) that previously received an "outstanding" on their last CRA exam will not have to undergo another CRA exam for five years, or for four years if their last exam was "satisfactory." In addition, any CRA agreement entered into between a bank and a community group must be disclosed, with both the bank and the group receiving any grants from the bank detailing the amount of funding provided and what it was used for. The new law also requires a bank's policy on fees for transactions at ATM machines by non-customers to be conspicuously posted on the ATM. A number of other provisions affecting other general regulatory requirements for banking institutions were also adopted.

     It is too early to tell what effect the Gramm-Leach-Bliley Act may have on the Company and the Banks. The intent and scope of the act is positive for the financial industry, and is an attempt to modernize federal banking laws and make U.S. institutions competitive with those from other countries. While the legislation makes significant changes in U.S. banking law, such changes may not directly affect the Company's business unless it decides to avail itself of new opportunities available under the new law. The Company does not expect any of the provisions of the new Act to have a material adverse effect on existing operations, or to significantly increase costs.

     Separately from the Gramm-Leach-Bliley Act, Congress is often considering some financial industry legislation. The Company cannot predict how any new legislation, or new rules adopted by the federal banking agencies, may affect its business in the future.

Competition

     The financial services industry in the Company's service areas is extremely competitive. FNBL's market area is the primary trade area of Berks County, Pennsylvania and MBP's market area is Schuylkill and Luzerne Counties, Pennsylvania. The Company competes not only with other commercial banks, but also with other financial institutions such as savings banks, savings and loan associations, money market funds, mortgage companies, leasing companies, finance companies, insurance companies, stock brokerage firms and a variety of financial service companies. Competition is based on both the price and quality of services offered by competing financial institutions.

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

Item 2.  Properties

     The only real estate owned by the Company is a single-family home located adjacent to FNBL's main office. The
Company's principal office is located in the main office of FNBL at 133 North Centre Avenue, Leesport, Pennsylvania. The Company does not reimburse FNBL for use of the property.

     Listed below are the locations of properties owned by the Banks. Such properties are not subject to any mortgage, lien or encumbrance.

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

2.  Blandon                     Route 222, Maidencreek Township,
                                Blandon, Pennsylvania

3.  Wyomissing Hills            2228 State Hill Road,
                                Wyomissing Hills, Pennsylvania

4.  Reading                     1210 Rockland Street
                                Reading, Pennsylvania

5.  Hamburg                     801 South Fourth Street
                                Hamburg, Pennsylvania

6.  Bern Township               409 West Leesport Road
                                Leesport, Pennsylvania

7.  Shenandoah                  101 North Main Street
                                Shenandoah, Pennsylvania

8.  Drums                       Rittenhouse Place
                                Drums, Pennsylvania

     Each of these bank offices provides drive-in facilities and automated teller machines. FNBL leases the premises of its Wernersville branch, which does not have a drive-up facility or an automated teller machine. FNBL also leases the property at which its Breezy Corner branch is located in Ruscombmanor Township, Berks County, Pennsylvania and leases administrative space in Wyomissing, Pennsylvania. MBP leases a branch facility in Hazle Township, Luzerne County, Pennsylvania.

     Essick & Barr owns its office at 108 South Fifth Street,
Reading, Pennsylvania.

     FLIG and FLWM operate from leased office space located at 560 Van Reed Road, Suite 308, Wyomissing, Pennsylvania.

Item 3.  Legal Proceedings

     A certain amount of litigation arises in the ordinary course of the business of the Company, and the Company's subsidiaries. In the opinion of the management of the Company, there are no proceedings pending to which the Company, or the Company's subsidiaries are a party or to which their property is subject, that, if determined adversely to the Company or its subsidiaries, would be material in relation to the Company's stockholders' equity or financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of the Company and its subsidiaries.
In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company or its subsidiaries by governmental authorities.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended
December 31, 1999.

Item 4A.  Executive Officers of the Registrant

     Certain information, as of January 31, 2000 including principal occupation during the past five years, relating to each executive officer of the Company is set forth below:

                                                            Percent of
                                                Shares of      Total
                                    Position     Common       Shares      Principal Occupation
Name, Address, and Position           Held        Stock         Out-            for
Held with the Company         Age     Since       Owned       standing         Past 5 Years
RAYMOND H. MELCHER, JR.        48      1998     13,182(1)        *        Chairman, President
Wyomissing, Pennsylvania                                                  and Chief Executive
Chairman, President and                                                   Officer of the Company
  Chief Executive Officer                                                 since January 1, 2000;
                                                                          prior thereto,
                                                                          President and Chief
                                                                          Executive Officer of
                                                                          the Company
                                                                          since June 1998; prior
                                                                          thereto President and
                                                                          Chief Executive Officer
                                                                          of Security National
                                                                          Bank of Pottstown from
                                                                          November 1994

ANTHONY R. CALI                56      1987         69           *        President and Chief
President and Chief                                                       Executive Officer of
  Executive Officer,                                                      Merchants Bank of
Merchants Bank of                                                         Pennsylvania
  Pennsylvania

FREDERICK P. HENRICH           40      1986         94(2)        *        Treasurer of the
Wernersville, Pennsylvania                                                Company since January
Treasurer                                                                 1986

CHARLES J. HOPKINS             49      1998     54,385         2.9%       President and CEO of
Wyomissing, Pennsylvania                                                  Essick & Barr, Inc.
President and Chief                                                       since 1992
Executive Officer of
Essick & Barr, Inc.

MICHAEL D. HUGHES              48      1998     23,099(3)      1.2%       Senior Vice President
Reading, Pennsylvania                                                     of Essick & Barr, Inc.
Senior Vice President of                                                  since 1992
  Essick & Barr, Inc.

KEITH W. JOHNSON, CFP          48      1991     13,840(4)        *        President and Chief
Fleetwood, Pennsylvania                                                   Executive Officer of
President & Chief                                                         First Leesport
  Executive Officer                                                       Investment Group, Inc.
First Leesport Investment                                                 and First Leesport
  Group, Inc. and First                                                   Wealth Management Inc.
  Leesport Wealth
  Management, Inc.

JAMES E. KIRKPATRICK           38      1998        538(2)        *        Senior Vice President
Sinking Spring, Pennsylvania                                              of Commercial Banking
Sr. Vice President of                                                     since December 1998;
  Commercial Banking                                                      prior thereto Vice
                                                                          President of Commercial
                                                                          Lending at Pennsylvania
                                                                          National Bank from 1993

M. JANE LAUSER                 55      1989        237(5)        *        Vice President of the
Leesport, Pennsylvania                                                    Bank since May 1989
Sr. Vice President of
  Operations
  and Information
  Systems

KURT A. PHILLIPS               43      1999        200(2)        *        Senior Vice President
Lebanon, Pennsylvania                                                     and Chief Financial
Senior Vice President and                                                 Officer of the Company
  Chief Financial Officer                                                 since December 27,
                                                                          1999; prior thereto,
                                                                          Senior Vice President,
                                                                          Fulton Financial
                                                                          Corporation from March
                                                                          1998; prior thereto,
                                                                          Executive Vice
                                                                          President and Chief
                                                                          Financial Officer of
                                                                          Lebanon Valley National
                                                                          Bank

JENETTE L. ECK                 37      1998          5(2)        *        Secretary of the
Centerport, Pennsylvania                                                  Company since 1998,
Secretary of the Company                                                  Executive Assistant of
                                                                          the Company since 1996

All executive officers as                      105,649         5.6%
a group (10 persons)

__________________
*    Less than 1% of the outstanding shares of common stock.

(1) Includes 1,491 shares owned jointly with his spouse, 1,711 shares owned by his spouse and 100 shares owned jointly with his son.

(2)  All shares owned jointly with his spouse.

(3)  Includes 527 shares owned jointly with his spouse.

(4) Includes 4,147 shares owned by his spouse, 105 shares owned jointly with spouse and 534 shares owned by his children.

(5) Includes 181 shares owned jointly with her spouse, and 56 shares owned jointly with her son.



                             PART II

Item 5.  Market For Common Equity and Related Stockholder
         Matters.

     As of December 31, 1999, there were 872 record holders of the Company's Common Stock. The market price of the Company's Common Stock for each quarter in 1999 and 1998 and the dividends declared on the Company's Common Stock for each quarter in 1999 and 1998 are set forth below.

Market Value of Common Stock

     The Company's Common Stock is traded in the NASDAQ Small
Capitalization Market under the symbol "FLPB."

     The following table sets forth the high and low bid and asked information of the Company's common stock to the extent available, as reported by NASDAQ.

              1999                             1998
          Bid          Asked               Bid          Asked
Qtr   High   Low    High   Low   Qtr   High   Low    High   Low

1st $21.63 $20.00 $22.25 $20.75  1st $24.88 $23.00 $26.00 $24.00
2nd  20.38  20.13  21.00  20.25  2nd  28.12  25.00  28.50  25.75
3rd  20.13  18.50  20.63  19.00  3rd  27.75  24.00  29.25  25.25
4th  16.75  16.00  19.00  18.00  4th  24.75  23.00  25.75  24.00

     The bid quotations reflect interdealer quotations, do not include retail mark ups, mark downs or commissions, and may not necessarily represent actual transactions. The bid information as stated is, to the knowledge of management of the Company, the best approximate value at the time indicated.

Dividend Information

     Dividends on the Common Stock of First Leesport Bancorp,
Inc. are payable on the 15th of January, April, July, and October.

                                Dividends Declared
                                1999          1998
              1st Qtr.         $.124         $.124
              2nd Qtr.          .138          .124
              3rd Qtr.          .138          .124
              4th Qtr.          .143          .124

     The Company derives substantially all of its income from dividends paid to it by the Banks and its subsidiaries.



Item 6. Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     The selected consolidated financial and other data and management's discussion and analysis set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto, contained elsewhere herein.

                                                          At December 31,
                                         1999       1998       1997       1996       1995
                                                          (in thousands)
Selected Financial Data:

Total assets                           $358,618   $289,945   $235,567   $220,152   $212,143
Investment securities available for
  sale                                   72,165     72,202     60,939     63,788     61,891
Investment securities held to
  maturity                                    0        423          0          0          0
Loans, net of unearned income           253,194    195,287    157,107    139,144    134,015
Allowance for loan losses                 2,954      2,129      1,837      1,419      1,521
Deposits                                269,344    228,984    196,308    187,246    184,951
Short-term borrowings                    28,175     12,667      8,000      5,700          0
Long-term debt                           31,000     16,000          0      1,600      2,710
Stockholders' equity                     25,602     27,826     25,139     23,456     22,423

                                                    For Year Ended December 31,
                                         1999       1998       1997       1996       1995
                                               (in thousands, except per share data)
Selected Operating Data:

Interest Income                        $22,910    $18,548    $17,042    $16,391    $15,561
Interest Expense                        12,363      9,491      7,991      7,403      7,252

Net interest income before provision
  for loan losses                       10,547      9,057      9,051      8,988      8,309
Provision for loan losses                1,270        620        543        298        315

Net interest income after provision
  for loan losses                        9,277      8,437      8,508      8,690      7,994
Non-interest income                      4,665      1,149        904        739        637
Non-interest expense                    12,087      7,758      6,843      6,626      6,265

Income before income taxes               1,855      1,828      2,569      2,803      2,365
Income taxes                               454        317        562        637        543

Net income                               1,401      1,511      2,007      2,166      1,822

Earnings per share - basic             $  0.76    $  0.86    $  1.14    $  1.45    $  1.22
Earnings per share - diluted              0.76       0.86       1.14       1.45       1.22
Cash Dividends per share                  0.54       0.49       0.49       0.49       0.43
Return on average assets                   .43        .55        .88       1.00        .88
Return on average shareholders' equity    5.11       5.85       8.37       9.51       8.50
Dividend payout ratio                    69.45      55.53      39.26      34.12      37.12
Average equity to average assets          8.41       9.40      10.51      10.52      10.35



Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     The Company is a multi-bank holding company. FNBL and MBP are wholly-owned subsidiaries of the Company. Essick & Barr, FLIG and FLWM are wholly-owned non-bank subsidiaries.

     The financial statements have been restated to reflect the impact of the acquisition of Merchants of Shenandoah Ban-Corp on July 1, 1999, which was accounted for under the pooling of interests method of accounting. Merchants of Shenandoah Ban-Corp was a single-bank holding company acting as the parent company of Merchants Bank of Pennsylvania. Merchants Bank of Pennsylvania is a $60,000,000 bank with three full-service offices, one in Shenandoah, Pennsylvania, one in Drums, Pennsylvania, and one just outside of Hazleton, Pennsylvania. Merchants Bank is a state-chartered institution and will retain its separate banking charter for the immediate future.

     The costs of acquiring Merchants of Shenandoah Ban-Corp, including legal and professional expenses, system conversion costs, and investment banking activities, amounted to $544,000 before income tax considerations. In addition to the consolidation, the reorganization of the banks resulted in three retirement packages and their associated costs. These transactions added $270,000 to the acquisition costs noted above. The after tax cost of these merger, conversion and reorganization expenses amounted to $617,000. These costs were expensed during the third quarter of 1999.

     The Company expanded into the securities sales business with its October 1, 1999 acquisition of two Wyomissing, Pennsylvania-based brokerage and financial management companies -- Johnson Financial Group, Inc., and KRJ & Associates. As part of the acquisition, these companies were reorganized into First Leesport Investment Group, Inc., and First Leesport Wealth Management, Inc., respectively. This acquisition, combined with the purchase of Essick & Barr, Inc., of Reading, Pennsylvania, in December of 1998, provides the company with a full array of financial products and services for its customers and affiliates.

     During the year, The First National Bank of Leesport opened a full-service office in Bern Township, Berks County, Pennsylvania, and Merchants Bank of Pennsylvania opened a full-service office in the Maplewood Industrial Park near Hazleton, Pennsylvania.

Financial Condition

     The Company's total assets increased to $358,618,000 at December 31, 1999, representing a growth rate of 24.0% from $289,945,000 at December 31, 1998.

Cash and Investment Securities

     Cash and balances due from banks increased dramatically as both of the Company's Banks maintained higher than normal levels of cash at the end of 1999. Concerns about the effects of the Year 2000 on computer systems dictated that additional cash reserves be maintained by the Banks. There were no significant problems realized by the Company as a result of the Year 2000. Cash and due from banks amounted to $15,376,000 at the end of 1999 compared with only $6,019,000 at the end of 1998, an increase of 155.4%. Interest bearing balances with other banks decreased to $489,000 at December 31, 1999 from $746,000 at December 31, 1998.

     Securities decreased slightly to $72,165,000 at December 31, 1999 from $72,625,000 at December 31, 1998.
Securities are used to supplement loan growth as necessary and to help manage the Company's level of liquid assets. Currently, all of the Company's securities are carried as available for sale.

Loans

     Loans increased to $253,194,000 by the end of 1999 from $195,287,000 at the end of 1998, an increase of $57,907,000 or
29.7%. Management has targeted the loan portfolio as a key to its continuing growth. A significant increase in the volume of commercial loans during 1999 underscores that focus as the commercial portfolio increased to $107,140,000 at December 31, 1999 from $68,141,000 at December 31, 1998, an increase of $38,999,000 or 57.2%. Loans secured by residential real estate, which include home equity lending products, increased to $125,102,000 from $105,908,000 between the two dates, an increase of $19,194,000 or 18.1 %, as continuing efforts to increase the levels of consumer lending have been successful.

     Non-performing loans, consisting of loans on non-accrual status and loans past due 90 days or more and still accruing interest, increased to $2,664,000 at December 31, 1999, up from $2,365,000 at December 31, 1998. Generally, loans that are more than 90 days past due are placed on non-accrual status. As a percentage of total loans, non-performing loans represented 1.05% at December 31, 1999, down from 1.21% at December 31, 1998. The allowance for loan losses at year-end improved to 110.9% of non-performing loans at December 31, 1999 compared to 90.0% at December 31, 1998.

Bank Premises and Equipment

     Bank premises and equipment increased during 1999 to $7,599,000 from $6,398,000 at the end of 1998. This increased growth is due to two new retail-banking facilities, the purchase of the Essick & Barr Insurance building, and additional computer networking and communications equipment. The banking offices located in Bern Township, Berks County, Pennsylvania, and in the Hanboldt Industrial Park in Hazle Township, Luzerne County, Pennsylvania, are branch offices of The First National Bank of Leesport and Merchants Bank of Pennsylvania, respectively. The Hazle Township building is a leased facility. These additions bring the total number of full-service retail banking facilities for The First National Bank of Leesport to eight in addition to a limited-service facility at Phoebe Berks Village, Wernersville, Berks County, Pennsylvania. The number of full-service retail banking facilities for Merchants Bank of Pennsylvania increased to three with the above addition. The networked computer system links all of the Company's facilities together electronically and allows for the sharing of customer files, company-wide communications and improved workflow.

Other Assets

     Other assets, which include accrued interest receivable, increased to $12,749,000 at December 31, 1999 from $10,349,000 at December 31, 1998. Included in this total are the intangible assets recorded as a result of the Company's investment in Essick & Barr, Inc., First Leesport Investment Group, Inc., and First Leesport Wealth Management, Inc. At December 31, 1999, these intangibles totaled $4,873,000. Another significant component of Other Assets includes the cash surrender value of certain life insurance policies used to fund deferred compensation plans for selected board members and senior officers. The value of these policies at the end of 1999 was $2,284,000.

Deposits and Borrowings

     Total deposits increased by $40,360,000 or 17.6%, growing from $228,984,000 at December 31, 1998 to $269,344,000 at
December 31, 1999. Various promotional efforts associated with the grand opening of the Bern Township Office helped to generate this growth, primarily from increases in certificates of deposit and money market deposits.

     Non-interest bearing deposits increased to $30,941,000 at December 31, 1999 from $26,053,000 at December 31, 1998, an increase of $4,888,000 or 18.8%. Management continues to promote growth in these types of deposits, which include the Free Checking product, as a method to help reduce the overall cost of the Company's funds. Interest bearing deposits increased by $35,472,000 or 17.5%, growing from $202,931,000 at
December 31, 1998 to $238,403,000 at December 31, 1999.  Growth
in certificates of deposit and money market deposits provided this increase.

     Federal funds purchased and funds borrowed from the Federal Home Loan Bank are used to supplement deposit growth. During 1999, the level of borrowed funds outstanding, including federal funds purchased and securities sold under agreements to repurchase, increased significantly. Total borrowed funds amounted to $59,175,000 at December 31, 1999 compared with $28,667,000 at December 31, 1998, an increase of $30,508,000 or
106.4%.

Capital

     The Company's Common Stock, Surplus and Retained Earnings increased by $676,000 during 1999. Total Stockholders' Equity includes accumulated other comprehensive income, which includes an adjustment for the fair value of the Company's securities. This amount attempts to identify the impact to equity in the unlikely event that the Company's entire securities portfolio would be liquidated under current economic conditions. The amounts and types of securities held by the Company at the end of 1999 combined with current interest rates would have resulted in a decrease in equity, net of taxes, of $2,134,000. This compares with an increase to equity of $766,000 at the end of 1998.

     The purchase of First Leesport Investment Group, Inc., and First Leesport Wealth Management, Inc., during 1999 resulted in the issuance of additional stock by the Company. Retained Earnings, after the payment of dividends, combined with that issuance provided the $676,000 increase in Stockholders' Equity, exclusive of the comprehensive loss.

Results of Operations

     Net income for 1999 was $1,401,000 or $.76 per share compared to $1,511,000 or $.86 per share for 1998 and $2,007,000 or $1.14 per share for 1997. Net income for 1999 and 1998 was affected by merger expenses and goodwill incurred through the acquisition of Merchants of Shenandoah Ban-Corp and the insurance and investment subsidiaries of the Company. The year 1999 in particular was punctuated by a significant increase in other income as a result of the fee generating effects of the non-banking subsidiaries. Improvement of 16.5% in net interest income was recognized in 1999 primarily as a result of 26.9% growth in average interest earning assets. The table below shows the after-tax net income after adjustments for certain items that are considered non-recurring and the effect of goodwill amortization.

                                      1999      1998       1997

Net income (as reported)             $1,401    $1,511     $2,007
One-time merger expense,
  net of taxes                          617         0          0
Goodwill amortization                   228        17          0
Adjusted net income                   2,246     1,528      2,007
Percent increase (decrease)
  from prior year                      47.0%    (23.9%)
Adjusted net income per share        $ 1.22    $  .87     $ 1.14
Percent increase (decrease)
  from prior year                      40.2%    (23.7%)

     Merger expenses of $544,000 represent primarily professional services rendered in connection with the mergers executed in 1999. Certain employment situations were resolved during 1999 that resulted in additional expenses of $270,000 being incurred.

     Return on average assets was 0.43% for 1999, 0.55% for 1998 and 0.88% for 1997. After adjustment for non-recurring expenses and goodwill amortization discussed above, return on average assets would have been 0.70% for 1999, 0.55% for 1998 and 0.88% for 1997.

     Return on average stockholders' equity was 5.11% for 1999, 5.85% for 1998 and 8.37% for 1997. After adjustment for non-recurring expenses and goodwill amortization discussed above, return on average stockholders' equity would have been 8.31% for 1999, 5.92% for 1998 and 8.37% for 1997.

Net Interest Income

     Net interest income is a primary source of revenue for the Company. This income results from the difference between the interest and fees earned on loans and investments and the interest paid on deposits to customers and other non-deposit sources of funds, such as repurchase agreements and borrowings from the Federal Home Loan Bank. Net interest margin is the difference between the gross (tax-effected) yield on earning assets and the cost of interest bearing funds as a percentage of earning assets. All discussion of net interest income is on a fully taxable equivalent basis.

     Net interest income for 1999 was $11,102,000, a 17% increase over 1998. Net interest income for 1997 was $9,532,000. Average earning assets increased by $60,609,000 or 25% from 1998 to 1999. The net interest margin was 3.71% in 1999 and 3.99% in 1998. The primary growth in earning assets for 1998 and 1999 was in average loans outstanding. Average commercial loans outstanding increased by 52% in 1999 and average deposits increased by 20%. The return on interest earning assets decreased by 13 basis points from 1998 to 1999 while the cost of supporting liabilities increased by 16 basis points.

Provision and Allowance for Loan Losses

     The provision for loan losses for 1999 was $1,270,000 compared to $620,000 in 1998 and $543,000 in 1997. The Company performs a review of the credit quality of its loan portfolio on a quarterly basis to determine the adequacy of the allowance for possible loan losses. The Company experienced significant growth in the loan portfolio of 29.7% in 1999 and 22.6% in 1998. The allowance for loan losses at December 31, 1999 was $2,954,000 or 1.2% of outstanding loans compared to $2,129,000 or 1.1% of outstanding loans at December 31, 1998. The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio. Additions to the allowance are charged through the provision for loan losses. Management considers various factors in assessing the adequacy of the loan loss allowance, including charge-off history, risk assessments of certain individual credits, adequacy of collateral, risk characteristics in the loan portfolio, and local and national economic conditions.

Other Income

     The Company's primary source of other income for 1999 was commissions and other revenue generated through sales of insurance products through its insurance subsidiary, Essick & Barr, Inc. Revenues from insurance operations totaled $3,296,000 in 1999 compared to $152,000 in 1998 and $0 in 1997.
Revenues generated from the Company's investment subsidiaries, First Leesport Investment Group, Inc., and First Leesport Wealth Management, Inc., totaled $187,000 in 1999 compared to $0 in 1998 and 1997.

     The Company also relies on several other sources for its other income, including sales of newly originated mortgage loans and service charges on deposit accounts. The income recognized from mortgage banking activities was $198,000 in 1999, $342,000 in 1998 and $329,000 in 1997. Income from deposit service charges was $503,000 in 1999, $397,000 in 1998 and $415,000 in
1997. Other income includes other fees and commissions on bank products and services and amounted to $429,000 for 1999, $200,000 for 1998 and $160,000 for 1997.

Other Expenses

     Total other expenses for 1999 were $12,087,000, a $4,329,000 increase over 1998. Total other expenses for 1997 were $6,843,000.

     Total salaries and employee benefits expense for 1999 was $5,856,000, a 55.4% increase over the $3,768,000 reported for 1998. Total salary and benefits expense for 1997 was $3,411,000. Salary and benefit costs associated with the insurance and investment subsidiaries totaled approximately $1,896,000 in 1999 and $99,000 in 1998 compared to $0 for 1997.
The remainder of the increase in salary and benefits expenses resulted from annual merit salary increases and additional personnel costs associated with constructing the professional infrastructure to manage the Company as it retooled for the future. Total occupancy expense increased by 27.2% in 1999 to $754,000 and had increased by 11.9% in 1998. Total equipment expense increased by 24.1% in 1999 to $799,000 from $644,000 in 1998. Total equipment expense had increased by 45.4% in 1998. Occupancy and equipment expense increased in both 1999 and 1998 as the result of the addition of two new banking facilities in 1999 and two new facilities in 1998.

     The expense related to other real estate owned totaled $210,000 in 1999, $105,000 in 1998 and $43,000 in 1997. The
expense for 1999 included $55,000 of costs associated with carrying and writing down a single rental property acquired during the year.

     Marketing and advertising expenses were $422,000 in 1999, $338,000 in 1998 and $329,000 in 1997. The increase in marketing expense reflects the Company's efforts to increase awareness of its various product offerings and the costs associated with its new branch openings.

     Expense incurred by the Company to receive professional services totaled $420,000 in 1999 compared to $231,000 in 1998 and $282,000 in 1997. Total merger expenses were $544,000 in 1999, and the cost of reorganizing the Banks' management team resulted in additional personnel costs amounting to $270,000 in 1999.

Interest Rate Sensitivity

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

     One major objective of the Company when managing the rate sensitivity of its assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of the Company's Asset/Liability Committee ("ALCO"), which is comprised of senior management and Board members. ALCO meets quarterly to monitor the ratio of interest sensitive assets to interest sensitive liabilities. The process to review interest rate risk management is a regular part of management of the Company. In addition, there is an annual process to review the interest rate risk policy with the Board of Directors which includes limits on the impact to earnings from shifts in interest rates.

     To manage the interest sensitivity position, an asset/liability model called "gap analysis" is used to monitor the difference in the volume of the Company's interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect.

     At December 31, 1999, the Company maintained a negative one year cumulative gap. The effect of this gap position provided a negative mismatch of assets and liabilities which can expose the Company to interest rate risk during a period of rising interest rates.

          Interest Sensitivity Gap at December 31, 1999


                                                   3 to
                                         0-3      12 months     1-3 years     Over 3 years

Interest bearing deposits             $   489      $     0       $     0        $     0
Investment securities(1),(2)           19,005        5,354         5,003         42,803
Loans(2)                               57,634       30,914        92,470         72,176

Total rate sensitive assets            77,128       36,268        97,473        114,979

Interest bearing deposits(3)           44,882       10,062        26,832         26,892
Time deposits                          30,214       52,755        37,169          9,597
Federal funds purchased                23,567            0             0              0
Short-term borrowed funds               4,608            0             0              0
Long-term borrowed funds                    0       11,000         5,000         15,000
Total rate sensitive liabilities      103,271       73,817        69,001         51,489

Interest sensitivity gap              (26,143)     (37,549)       28,472         63,490

Cumulative gap                        (26,143)     (63,692)      (35,220)        28,270

Cumulative gap to total assets          (7.3%)      (17.8%)        (9.8%)           7.9%

_____________________

(1) Gross of unrealized gains/losses on available for sale securities.

(2) Investments and loans are included in the earlier of the period in which interest rates were next scheduled to adjust or the period in which they are due.

(3) Demand and savings accounts were generally subject to immediate withdrawal. However, management considers a certain amount of such accounts to be core accounts having significantly longer effective maturities based on the retention experiences of such deposits in changing interest rate environments.

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

     The Company has also measured its sensitivity to interest rate movements through simulations of the effects of rate changes upon its net interest income. Interest rate shocks of 100 and 200 basis points upward and downward were applied to the Company's interest earning assets and interest bearing liabilities as of December 31, 1999. The results of these simulations indicates that approximately 4 percent of the Company's net interest income was at risk for the upward shock of 100 basis points and approximately 9% of net interest income was at risk for the upward shock of 200 basis points. Downward shocks of 100 and 200 basis points were expected to have marginal positive effects upon the Company's net interest income.

Capital

     Federal bank regulatory agencies have established certain capital-related criteria that must be met by banks and bank holding companies. The measurements which incorporate the varying degrees of risk contained within the Banks' Balance Sheets and exposure to off-balance sheet commitments were established to provide a framework for comparing different institutions. See Note 13 of the financial statements for a discussion of regulatory capital requirements.

     The Company is not aware of any pending recommendations by regulatory authorities that would have a material impact on the Company's capital, resources, or liquidity if they were implemented, nor is the Company under any agreements with any regulatory authorities.

     The adequacy of the Company's capital is reviewed on an ongoing basis with regard to size, composition and quality of the Company's resources. An adequate capital base is important for continued growth and expansion in addition to providing an added protection against unexpected losses.

     An important indicator in the banking industry is the leverage ratio, defined as the ratio of common stockholders' equity less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at December 31, 1999 was 6.61% compared to 8.25% at December 31, 1998. This decrease is primarily the result of the increase in average assets in 1999. For 1999 and 1998, the ratios were above minimum regulatory guidelines.

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

     The following table sets forth the Company's capital ratios.

                                               December 31,
                                             1999       1998
                                          (Dollars in thousands)
Tier I
  Common stockholders' equity
    (excluding unrealized gains(losses)
    on securities)                        $ 27,736    $ 27,060
  Intangible assets                         (4,718)     (4,502)
Tier II
  Allowable portion of allowance for
    loan losses                              2,954       2,129

Risk-based capital                        $ 25,972    $ 24,687

Risk adjusted assets (including off-
  balance sheet exposures)                $237,573    $178,245

Tier I risk-based capital ratio               9.69%      12.66%
Total risk-based capital ratio               10.93%      13.85%
Leverage ratio                                6.61%       8.25%

     Regulatory guidelines require that Tier I capital and total risk-based capital to risk-adjusted assets must be at least 4.0% and 8.0%, respectively.

Liquidity and Funds Management

     Liquidity management ensures that adequate funds will be available to meet anticipated and unanticipated deposit withdrawals, debt servicing payments, investment commitments, commercial and consumer loan demand and ongoing operating expenses. Funding sources include principal repayments on loans and investment securities, sales of loans, growth in core deposits, short- and long-term borrowings and repurchase agreements. Regular loan payments are a dependable source of funds, while the sale of loans and investment securities, deposit flows, and loan prepayments are significantly influenced by general economic conditions and level of interest rates.

     At December 31, 1999, the Company maintained $15.9 million in cash and cash equivalents primarily consisting of cash and due from banks. In addition, the Company had $72.2 million in securities available for sale. The combined total of $88.0 million represented 24.5% of total assets at December 31, 1999. The Company believes that its liquidity is adequate.

     The Company considers its primary source of liquidity to be its core deposit base, which includes noninterest bearing and interest-bearing demand deposits, savings, and time deposits under $100,000. This funding source has grown steadily over the years and consists of deposits from customers throughout the branch network. The Company will continue to promote the growth of deposits through its branch offices. At December 31, 1999, approximately 72% of the Company's assets were funded by core deposits acquired within its market area. An additional 7% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

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

           ANALYSIS OF CHANGES IN INTEREST INCOME(1)(2)(3)

                              1999/1998 Increase (Decrease)   1998/1997 Increase (Decrease)
                                    Due to Change in                Due to Change in
                               Volume     Rate       Net         Volume     Rate      Net
Interest-bearing deposits
  in other banks and
  federal funds sold          $  (18)    $  (28)   $  (46)      $   37     $   9    $   46
Securities (taxable)             181         61       242          182       (63)      119
Securities (tax-exempt)           64         31        95           23       (25)       (2)
Loans                          5,063       (931)    4,132        1,816      (460)    1,356
    Total Interest Income      5,290       (867)    4,423        2,058      (539)    1,519
Short-term borrowed funds        733       (145)      588          (50)      (63)     (113)
 Long-term borrowed funds        720        (50)      670          452         0       454
Interest-bearing demand
  deposits                        33        524       557           (2)      127       125
Savings deposits                 191         91       282          125       162       285
Time deposits                  1,006       (231)      775          628       121       749

    Total Interest Expense     2,683        189     2,872        1,153       347     1,500

Increase (Decrease)
  in Net Interest Income      $2,607    $(1,056)   $1,551       $  905     $(886)   $   19

_________________

(1) Loan fees have been included in the change in interest income totals presented. Nonaccrual loans have been included in average loan balances.

(2) Changes due to both volume and rates have been allocated in proportion to the relationship of the dollar amount change in each.

(3) Interest income on loans and investments is presented on a taxable equivalent basis.

                 Average Balances, Rates and Net Yield

     The following table sets forth the average daily balances of major categories of interest earning assets and interest bearing liabilities, the average rate paid thereon, and the net interest margin for each of the periods indicated.


                                 1999                           1998                           1997
                               Interest                       Interest                       Interest
                      Average     Income      %      Average     Income      %      Average     Income      %
                     Balances   (Expense)    Rate   Balances   (Expense)    Rate   Balances   (Expense)    Rate
Interest bearing
  deposits in other
  banks and federal
  funds sold         $  1,598   $    82      5.13%  $  2,348    $   128    5.45%   $  1,624    $    82    5.05%
Securities (taxable)   54,281     3,608      6.65     51,044      3,366    6.59%     48,918      3,247    6.64%
Securities (tax-
  exempt)(1)           16,722     1,345      8.04     15,551      1,250    8.04%     15,102      1,252    8.29%
Loans(2)              227,241    18,430      8.11    170,290     14,298    8.40%    151,295     12,942    8.55%
    Total interest
      earning
      assets         $299,842   $23,465      7.83%  $239,233    $19,042    7.96%   $216,939    $17,523    8.08%
Interest bearing
  liabilities
  Short-term
    borrowings       $ 20,349    $1,062      5.22%  $  7,829    $   474    6.05%   $  9,343    $   544    5.82%
  Interest bearing
    demand deposits    46,092     1,554      3.37     33,483        997    2.98%     33,554        887    2.64%
  Savings deposits     50,068     1,303      2.60     42,266      1,021    2.42%     36,662        782    2.08%
  Time deposits       127,315     7,320      5.75    112,863      6,545    5.80%    100,237      5,735    5.72%
  Long-term debt       21,806     1,124      5.15      8,559        454    5.30%        698         43    6.16%
    Total interest
      bearing
      liabilities    $265,630   $12,363      4.65%  $205,000    $ 9,491    4.63%   $180,494    $ 7,991    4.43%

Noninterest bearing
  deposits            $30,689                       $ 24,032                       $ 21,351

Interest rate spread                         3.18                         3.33%                          3.65%

Net interest margin             $11,102      3.71%              $ 9,551    3.99%               $ 9,532    4.39%


(1) Rates on loans and investment securities are reported on a tax-equivalent basis.

(2) Nonaccrual loans have been included in average loan balances.

Risk Elements

     The following table is a summary of nonperforming loans and renegotiated loans for the years presented.

                       NONPERFORMING LOANS
                          (In Thousands)

                                  As of December 31,
                       1999      1998     1997     1996    1995
Nonaccrual loans
  Real estate         $  797    $  721   $  959   $  253  $  621
  Consumer                 0        23       45        4       6
  Commercial           1,192       232      458      517   1,049
    Total             $1,989    $  976   $1,462   $  774  $1,676

Loans past due
  90 days or more
  and still accruing
  interest
  Real estate         $  363   $  454   $  593   $  263   $  541
  Consumer                86      110      127      147       82
  Commercial             226      825      234       74        5
    Total loans past
      due 90 days or
      more            $  675   $1,389   $  954   $  484   $  628
Troubled debt
  restructurings
  Real estate         $    0   $    0   $    0   $    0   $    0
  Consumer                 0        0        0        0        0
  Commercial           1,084      387        0        0        0
    Total troubled
      debt
      restructurings  $1,084   $  387   $    0   $    0   $    0

Total non-performing
  loans               $3,748   $2,752   $2,416   $1,258   $2,304

     The Bank generally places a loan on non-accrual after the loan is more than 90 days past due.

     The following summary shows the impact on interest income of nonaccrual and restructured loans for the year ended
December 31, 1999 (in thousands):

Amount of interest income on loans which would have
  been recorded under original terms                        $252
Interest income reported during the period                   127

Allowance for Loan Losses

     The following table details the allocation of the allowance for loan losses to the various loan categories. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future credit losses may occur. The total allowance is available to absorb losses from any segment of loans.

             Allocation of Allowance for Loan Losses
                          (In Thousands)

                                                          December 31,
                        1999                 1998              1997               1996               1995
                           Percent            Percent            Percent            Percent            Percent
                             of                 of                  of                of                 of
                            Total              Total               Total             Total              Total
                  Amount    Loans   Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans
Commercial        $2,000    42.3%   $1,028     27.1%   $  309     34.3%   $  254     29.7%   $  228     30.7%
Real Estate          196    47.4       741     59.9%      591     50.2%      137     56.0%      128     54.5%
Consumer             414    10.3       350     13.0%      145     15.5%      229     14.3%      208     14.8%
Total Allocated    2,610   100.0     2,119    100.0%    1,045    100.0%      620    100.0%      564    100.0%
Unallocated          344       -        10      --        792      --        799      --        957      --
  TOTAL           $2,954   100.0    $2,129    100.0%   $1,837    100.0%   $1,419    100.0%   $1,521    100.0%

     The following tables set forth an analysis of the Company's allowance for loan losses for the years presented and the allocation of the allowance.

             Analysis of the Allowance for Loan Losses
                   (In Thousands Except Ratios)

                                             December 31,
                          1999       1998       1997       1996       1995
Balance, Beginning of
  Year                  $  2,129   $  1,837   $  1,419   $  1,521   $  1,498
  Charge-Offs
    Commercial               164         59         24        331        182
    Real Estate              136        181         36         44         29
    Consumer                 268        184        132        113        209
      Total                  568        424        192        488        420

  Recoveries
    Commercial                80         31          8         20         38
    Real Estate                6         13         20         17          6
    Consumer                  37         52         39         51         84
      Total                  123         96         67         88        128

Net Charge-Offs              445        328        125        400        292

Provision Charged to
  Operations               1,270        620        543        298        315

Balance, End of Year    $  2,954   $  2,129   $  1,837   $  1,419   $  1,521

Average Loans, Net      $227,241   $170,290   $151,295   $138,551   $131,237

Ratio of Net Charge-
  Offs to Average Loans      .20%       .19%       .08%       .22%       .24%

Ratio of Allowance
  to Loans, End of Year     1.18%      1.10%      1.15%      1.01%      1.20%

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

Loan Portfolio

     The following table sets forth the Company's loan distribution at December 31:

                           1999       1998       1997       1996       1995
Commercial, financial,
  agricultural           $110,826   $ 71,941   $ 35,349   $ 37,782   $ 29,368
Real estate
  construction                374      1,741      2,092      1,618        696
Real estate mortgage      120,094    103,106     97,667     82,044     79,884
Consumer                   21,900     18,499     21,999     17,700     24,067

                         $253,194   $195,287   $157,107   $139,144   $134,015

Loan Maturities

     The following table shows the maturity of loans outstanding at December 31, 1999.

                 Maturities of Outstanding Loans
                          (In Thousands)

                         Within    After One    After
                          One     But Within     Five
                          Year    Five Years    Years     Total
Commercial, Financial
  and Agricultural      $22,447     $30,656    $58,097  $111,200

Maturity of Certificates of Deposit of $100,000 or More

     The following table sets forth the amounts of the Bank's certificates of deposit of $100,000 or more by maturity date.

                                             December 31, 1999
                                               (In Thousands)

Three Months or Less                              $ 4,464
Over Three Through Six Months                       5,066
Over Six Through Twelve Months                      2,160
Over Twelve Months                                    852

    TOTAL                                         $12,542

Securities Portfolio Maturities and Yields

     The following table sets forth information about the maturities and weighted average yield on the Company's securities portfolio. Floating rate, immediately repriceable items are included in the first column, and yields are not reported on a tax equivalent basis.

                                           Amortized Cost at
                                           December 31, 1999
                                            (In Thousands)
                          Due in    After 1    After 5
                          1 Year    Year to    Years to    After
                         or Less    5 Years    10 Years   10 Years    Total

Obligations of the       $15,534    $ 7,317     $  700    $  5,800    $29,351
  U.S. Treasury and         6.67%      6.48%      6.75%       6.81%
6.71%
  other U.S. Govern-
  ment Agencies and
  Corporations

State and Municipal       $  963    $ 6,353    $11,371    $   867    $19,554
  Obligations               5.19%      5.28%      5.79%      5.51%      5.52%
Other Securities          $  599    $ 1,752    $ 1,452    $ 3,951    $ 7,754
                            6.46%      4.59%      7.02%      6.45%      6.53%
Mortgage Backed          $18,739                                     $18,739
                            6.63%                                       6.63%

Securities Portfolio

     The following table sets forth the carrying value of the Company's investment securities at its last three fiscal year ends:

                                          As of December 31,
                                       1999      1998      1997
                                            (In Thousands)

U.S. Treasuries                      $ 6,532   $10,038   $11,985
U.S. Government Agencies              39,337    41,882    40,258
State and Political Subdivisions      18,681    16,759    14,896
Other Securities and Equity
  Securities                           7,615     3,946     3,886
                                     $72,165   $72,625   $71,025

For purposes of the above table, all securities are classified as available for sale and are reflected at fair value, except $428,000 of state and political subdivision obligations that were classified as held to maturity at December 31, 1998.

Average Deposits and Average Rates by Major Classification

     The following table sets forth the average balances of the Bank's deposits and the average rates paid for the years presented.

                             1999               1998               1997
                        Amount     Rate    Amount     Rate    Amount     Rate
                                       (Dollars in thousands)
Non-interest bearing
  demand               $ 30,689           $ 24,032           $ 21,351
Interest bearing
  demand                 46,092   3.37%     33,483   2.98%     33,554   2.64%
Savings deposits         50,068   2.60%     42,266   2.42%     36,622   2.08%
Time Deposits           127,315   5.75%    112,863   5.80%    100,237   5.72%

  Total                $254,164           $212,644           $191,764

Other Borrowed Funds

     Short-term borrowings at December 31, 1999 consisted of overnight borrowings from the FHLB under a repurchase agreement, and repurchase agreements with customers. The borrowings are collateralized by certain qualifying assets of the Bank.

     Federal funds purchased by the Banks were $23,567,000 and $12,209,000 at December 31, 1999, and 1998 respectively. The federal funds purchased typically mature in one day.

     Information concerning the short-term borrowings is summarized as follows at December 31:

                                     1999      1998      1997

Federal funds purchased:
  Average balance during the
  Year                             $10,789    $ 1,420   $ 2,261
                        Rate          5.39%      6.03%     6.12%

Securities sold under agreements
  to repurchase:
  Average balance during the
  year                               1,989        313     1,701
                        Rate          4.98%      4.96%     5.57%

Short-term borrowings:
  Average balance during the
  year                                   0     13,651     5,267
                        Rate             -       5.71%     5.91%

Maximum month end balance of
  short-term borrowings during
  the year                         $30,044    $ 5,709    $ 8,047

Dividends and Stockholders' Equity

     The Company paid cash dividends in 1999 at $0.54 per share, and $.49 per share in 1998. The Company's dividend payout ratio increased from 55.5% in 1998 to 69.5% in 1999. The Company's ratio of average stockholders' equity to average assets for the year ended December 31, 1999 was 8.41%.

                                        Years ended December 31,
                                         1999     1998     1997

Return on assets                          .43%    0.55%    0.88%
Return on equity                         5.11%    5.85%    8.37%
Dividend payout ratio                   69.45%   55.53%   39.26%
Equity to assets ratio                   7.14%    9.60%   10.31%



Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk.

     The discussion concerning the effects of interest rate changes on the Company's estimated net interest income for the year ending December 31, 1999 set forth under "Management's Discussion and Analysis of financial Condition and Results of Operations - Interest Rate Sensitivity" in Item 7 hereof, is incorporated herein by reference.



Item 8.  Financial Statements and Supplementary Data


                  INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
First Leesport Bancorp, Inc.
Leesport, Pennsylvania

     We have audited the accompanying consolidated balance sheets of First Leesport Bancorp, Inc., and its wholly-owned subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended
December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     The consolidated financial statements as of December 31, 1998 and for each of the two years in the period then ended have been restated to reflect the pooling of interests with Merchants of Shenandoah Ban-Corp (Merchants) as described in Note 2 to the consolidated financial statements. We did not audit the 1998 or 1997 financial statements of Merchants, which statements reflect total assets constituting 20% of consolidated assets as of December 31, 1998, and net interest income constituting 23% and 24% of consolidated net interest income for the years ended December 31, 1998 and 1997, respectively. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Merchants as of December 31, 1998 and for the years ended December 31, 1998 and 1997, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Leesport Bancorp, Inc. and its wholly-owned subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Reading, Pennsylvania                  /s/ Beard & Company, Inc.
January 21, 2000

        FIRST LEESPORT BANCORP, INC. AND ITS SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                               December 31,
                                              1999        1998
                                           (In Thousands, Except
                                              Per Share Data)
ASSETS

Cash and due from banks                    $ 15,376    $  6,019
Interest-bearing deposits in other banks        489         746
    Total cash and cash equivalents          15,865       6,765

Federal funds sold                                -         650
Securities held to maturity, fair value
  $430 in 1998                                    -         423
Securities available for sale                72,165      72,202
Loans, net of allowance for loan losses,
  $2,954 in 1999; $2,129 in 1998            250,240     193,158
Bank premises and equipment, net              7,599       6,398
Accrued interest receivable and other
  assets                                     12,749      10,349
    Total assets                           $358,618    $289,945

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  Non-interest bearing                     $ 30,941    $ 26,053
  Interest bearing                          238,403     202,931

    Total deposits                          269,344     228,984

Securities sold under agreements
  to repurchase                               4,608         458
Federal funds purchased                      23,567       5,509
Short-term borrowings                             -       6,700
Long-term debt                               31,000      16,000
Accrued interest payable and
  other liabilities                           4,497       4,468
    Total liabilities                       333,016     262,119

STOCKHOLDERS' EQUITY
Common stock, par value $5 per share
  authorized 10,000,000 shares; issued
  1,858,919 shares in 1999;
  1,757,845 shares in 1998                    9,295       8,789
Surplus                                       4,988       3,760
Retained earnings                            13,571      14,629
Accumulated other comprehensive
  income (loss)                              (2,134)        766
Treasury stock, at cost, 9,060 shares          (118)       (118)
    Total stockholders' equity               25,602      27,826
    Total liabilities and
      Stockholders' equity                 $358,618    $289,945

See Notes to Consolidated Financial Statements.



        FIRST LEESPORT BANCORP, INC. AND ITS SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME

                                       Years Ended December 31,
                                       1999      1998      1997
                                            (In Thousands,
                                       Except Per Share Amounts)
Interest income:
  Loans, including fees              $18,346   $14,229   $12,887
  Securities:
    Taxable                            3,608     3,366     3,247
    Tax-exempt                           874       825       826
    Other                                 82       128        82
      Total interest income           22,910    18,548    17,042

Interest expense:
  Deposits                            10,177     8,563     7,404
  Other borrowed funds                 1,062       474       587
  Long-term debt                       1,124       454         -
      Total interest expense          12,363     9,491     7,991
      Net interest income             10,547     9,057     9,051

Provision for loan losses              1,270       620       543
      Net interest income after
        provision for loan losses      9,277     8,437     8,508

Other income:
  Customer service fees                  503       397       415
  Mortgage banking activities            198       342       329
  Commissions on insurance sales       3,296       152         -
  Broker and investment advisory
    commissions and fees                 187         -         -
  Other income                           429       200       160
  Net realized gains on sales of
    securities                            52        58         -
      Total other income               4,665     1,149       904

Other expenses:
  Salaries and employee benefits       5,856     3,768     3,411
  Occupancy                              754       593       530
  Equipment                              799       644       443
  Taxes, other than federal income       263       242       230
  Marketing and advertising              422       338       329
  Professional services                  420       231       282
  Merger costs                           544         -         -
  Restructuring costs                    270         -         -
  Other expenses                       2,759     1,942     1,618
      Total other expenses            12,087     7,758     6,843

      Income before federal
        income taxes                   1,855     1,828     2,569

Federal income taxes                     454       317       562
      Net income                     $ 1,401   $ 1,511   $ 2,007

Basic and diluted earnings per
  share                              $  0.76   $  0.86   $  1.14

See Notes to Consolidated Financial Statements.



        FIRST LEESPORT BANCORP, INC. AND ITS SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        Years Ended December 31, 1999, 1998 and 1997
                                                                             Accumulated
                                                                                Other
                                              Common             Retained   Comprehensive   Treasury
                                               Stock   Surplus   Earnings   Income (Loss)     Stock     Total
                                                       (In Thousands, Except Per Share Data)
Balance, December 31, 1996                    $8,423    $2,343    $12,738      $    73       $(121)    $23,456
  Comprehensive income:
    Net income                                     -         -      2,007            -           -       2,007
    Change in net unrealized gains
      (losses) on securities available
      for sale, net of reclassification
      adjustment                                   -         -          -          435           -         435
    Minimum pension liability adjustment           -         -          -           29           -          29

        Total comprehensive income                                                                       2,471

  Cash dividends declared $.49 per share           -          -      (788)           -           -        (788)

Balance, December 31, 1997                     8,423      2,343    13,957          537        (121)     25,139
  Comprehensive income:
    Net income                                     -          -     1,511            -           -      1,511
    Change in net unrealized gains
      (losses) on securities available
      for sale, net of reclassification
      adjustment                                   -          -         -          229           -        229

        Total comprehensive income                                                                      1,740

  Issuance of common stock in connection
    with acquisition                             366      1,414         -            -           -      1,780
  Issuance of treasury stock                       -          3         -            -           3          6
  Cash dividends declared $.49 per share           -          -      (839)           -           -       (839)

Balance, December 31, 1998                     8,789      3,760    14,629          766        (118)    27,826
  Comprehensive income:
    Net income                                     -          -     1,401            -           -      1,401
    Change in net unrealized gains
      (losses) on securities available
      for sale, net of reclassification
      adjustment                                   -          -         -       (2,900)          -     (2,900)

        Total comprehensive loss                                                                       (1,499)

  Issuance of common stock in connection
    with acquisition                              64        191         -                                 255
  Issuance of common stock in connection
    with a 5% stock dividend and cash
    paid in lieu of fractional shares            442      1,037    (1,486)           -           -         (7)
  Cash dividends declared $.54 per share           -          -      (973)           -           -       (973)

Balance, December 31, 1999                    $9,295     $4,988   $13,571      $ 2,134       $(118)   $25,602

See Notes to Consolidated Financial Statements.



        FIRST LEESPORT BANCORP, INC. AND ITS SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years Ended December 31,
                                              1999        1998        1997
                                                      (In Thousands)
Cash flows form operating activities
  Net income                                $  1,401    $  1,511    $  2,007
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Provision for loan losses                  1,270         620         543
    Provision for depreciation and
      amortization                               888         584         380
    Deferred income taxes                       (463)        (36)        (46)
    Net amortization of securities
      premiums and discounts                      27          86          71
    Amortization of mortgage servicing
      rights                                      37          42          13
    Net cash provided by loans held for
      sale                                       111         260         252
    Gain on sales of securities and loans       (348)       (319)       (252)
    Change in assets and liabilities,
      net of effects from acquisitions:
      (Increase) decrease in accrued
        interest receivable and other
        assets                                    47        (955)       (715)
      Increase in accrued interest
        payable and other liabilities             34         806         181

        Net cash provided by operating
          activities                           3,004       2,599       2,434

Cash flows from investing activities
  Proceeds from sales of securities
    available for sale                        15,449       1,946          38
  Proceeds from principal repayments
    and maturities of securities
    available for sale                        12,295      19,648      11,159
  Proceeds from maturities and calls
    of securities held to maturity                 -         590           -
  Purchase of securities available
    for sale                                 (31,650)    (33,513)     (7,735)
  Net cash used in acquisitions                 (523)     (1,715)          -
  Net (increase) decrease in federal
    funds sold                                   650        (318)        821
  Loans made to customers, net of
    principal collected                      (58,150)    (36,208)    (19,030)
  Purchases of bank premises and
    equipment                                 (1,861)     (2,192)       (817)

        Net cash used in investing
          activities                         (63,790)    (51,762)    (15,564)

Cash flows from financing activities
  Net increase in deposits                    40,360      32,676       9,062
  Net increase in federal funds
    purchased                                 18,058       1,695       3,814
  Net proceeds (repayment) of
    short-term borrowings                     (2,550)       (842)      2,300
  Repayment of long-term debt                      -           -      (1,600)
  Proceeds from long-term debt                15,000      16,000           -
  Issuance of treasury stock                       -           6           -
  Cash dividends paid                           (982)       (829)       (788)

        Net cash provided by financing
          activities                          69,886      48,706      12,788

        Increase (decrease) in cash
          and cash equivalents                 9,100        (457)       (342)

Cash and cash equivalents:
  January 1                                    6,765       7,222       7,564

  December 31                               $ 15,865    $  6,765    $  7,222

Cash payments for:
  Interest                                  $ 12,222    $  9,407    $  7,909

  Federal income taxes                      $    756    $    526    $    818

See Notes to Consolidated Financial Statements.



        FIRST LEESPORT BANCORP, INC. AND ITS SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation:

     The consolidated financial statements include the accounts of First Leesport Bancorp, Inc. ("the Company"), a multi-bank holding company, and its wholly-owned subsidiaries, The First National Bank of Leesport and Merchants Bank of Pennsylvania ("the Banks"), including the First National Bank of Leesport's wholly-owned subsidiaries, Essick & Barr, Inc. ("Essick & Barr"), First Leesport Investment Group ("FLIG") and First Leesport Wealth Management ("FLWM"). All significant intercompany accounts and transactions have been eliminated.

     Nature of operations:

     The Banks provide full banking services. Essick & Barr provides personal and commercial insurance coverage through several insurance companies. FLIG and FLWM provide investment advisory and brokerage services. The Company and the Banks are subject to the regulations of various federal and state agencies and undergo periodic examinations by various regulatory authorities. The area served by the Banks and related subsidiaries is principally Berks, Luzerne and Schuylkill counties in Pennsylvania.

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

     Securities:

     Debt securities that the Company has the positive intent and ability to hold to maturity are classified as securities held to maturity and are reported at amortized cost.

     Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity mix of the Banks' assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. Unrealized gains and losses are reported in other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using a method which approximates the interest method over the period to maturity.

     Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

     Loans:

     Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, generally are stated at their outstanding unpaid principal balances, net of any deferred fees or costs on originated loans or unamortized premiums or discounts on purchased loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans.

     A loan is generally considered impaired when it is probable that the Banks will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses.
Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

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

     The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management's periodic evaluation of the adequacy of the allowance is based on the Banks' past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

     Loans held for sale:

     Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value. All sales are made without recourse. There were no loans held for sale at December 31, 1999 and 1998.

     Foreclosed assets:

     Foreclosed assets, which are recorded in other assets, include properties acquired through foreclosure or in full or partial satisfaction of the related loan.

     Foreclosed assets are initially recorded at fair value, net of estimated selling costs, at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value, less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.

     Bank premises and equipment:

     Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on straight-line and accelerated depreciation methods over the estimated useful lives of the related assets.

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

     Goodwill:

     Goodwill is the excess of the purchase price over the fair value of net assets of the entity acquired through a business combination that is recorded using the purchase method of accounting. Goodwill is being amortized using the straight-line method over periods ranging from 15 to 20 years and is periodically reviewed for impairment.

     Federal income taxes:

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

     Off-balance sheet financial instruments:

     In the ordinary course of business, the Banks have entered into off-balance sheet financial instruments consisting of commitments to extend credit, letters of credit and commitments to sell loans. Such financial instruments are recorded in the consolidated balance sheets when they become receivable or payable.

     Advertising:

     Advertising costs are expensed as incurred.

     Earnings per share:

     Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares (stock options) had been issued, as well as any adjustments to income that would result from the assumed issuance. The effect of stock options was not dilutive for any periods presented. The weighted-average number of shares of common stock outstanding, as adjusted for a 5% stock dividend in 1999, was 1,840,049 in 1999, 1,764,270 in 1998 and 1,759,519 in 1997.

     Comprehensive income:

     Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and minimum pension liability adjustments are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

     The components of other comprehensive income and related tax effects were as follows:

                                       Years Ended December 31,
                                        1999      1998     1997
                                            (In Thousands)
Unrealized holding gains (losses)
  on available for sale securities $(4,339) $ 401 $ 659 Less reclassification adjustment
  for gains realized in income            (52)     (58)       -

    Net unrealized gains (losses)      (4,391)     343      659

Tax effect                              1,491     (114)    (224)
                                       (2,900)     229      435
Minimum pension liability
  adjustment                                -        -       29
    Net of tax amount                $ (2,900)   $ 229    $ 464

     Segment reporting:

     The Banks act as independent community financial services providers, and offer traditional banking and related financial services to individual, business and government customers. Through their branch and automated teller machine networks, the Banks offer a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services. Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail and mortgage banking operations of the Banks. As such, discrete financial information is not available and segment reporting would not be meaningful. Results of investment advisory and brokerage operations were not material to the consolidated financial statements in 1999. See Note 17 for a discussion of insurance operations.

     New accounting standard:

     The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. The effective date of this statement was delayed by Statement No. 137 during 1999. The Company is required to adopt the Statement on January 1, 2001. The adoption of the Statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

2.   MERGER AND ACQUISITIONS

     The consolidated financial statements give retroactive effect to the pooling of interests merger of the Company and Merchants of Shenandoah Ban-Corp (Merchants) as more fully described below. As a result, the consolidated balance sheet as of December 31, 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, are presented as if the combining companies had been consolidated for all periods presented. The consolidated statements of stockholders' equity reflect the accounts of the Company as if the common stock had been issued during all periods presented.

     On July 1, 1999, Merchants' shareholders received 1.5854 shares of the Company's common stock for each outstanding share, for a total of 484,561 shares. Cash was paid for fractional share interests. The merger was accounted for as a pooling of interests by the Company. Merger costs of approximately
$ 544,000 consisting primarily of professional fees and related transaction costs have been expensed in connection with the merger.

     The results of operations of the separate entities for periods prior to the combination were as follows:

                                  Company   Merchants   Combined
                                          (In Thousands)
For the period from January 1,
  1999 to June 30, 1999
  (unaudited):
  Net interest income              $3,898     $1,076     $4,974
  Net income                          885        254      1,139

For the year ended December 31,
  1998:
  Net interest income              $6,983     $2,074     $9,057
  Net income                        1,024        487      1,511

For the year ended December 31,
  1997:
  Net interest income             $ 6,838     $2,213     $9,051
  Net income                        1,448        559      2,007

     On January 29, 1999 the Company acquired EBFS, a licensed insurance agency and broker, through a payment of cash of $ 250,000. The acquisition has been accounted for as a purchase and results of operations of EBFS since the date of acquisition are included in the consolidated financial statements.

     On September 30, 1999, the Company acquired an investment advisory firm and a brokerage firm that have been renamed First Leesport Wealth Management and First Leesport Investment Group. The Company issued 12,742 shares of its common stock and paid cash of $ 250,000 in exchange for stock of one entity and assets of a second entity. The acquisitions have been accounted for as purchases and the results of operations of these two entities since the date of acquisition are included in the consolidated financial statements.

     On December 7, 1998, the Company completed its acquisition of Essick & Barr, Inc., an independent insurance agency. The Company issued 73,284 shares of its common stock and paid cash of $ 1,715,000 in exchange for all of the shares of common stock of Essick & Barr, Inc. The acquisition has been accounted for as a purchase and results of operations of Essick & Barr, Inc., since the date of acquisition, are included in the consolidated financial statements.

3.   RESTRICTIONS ON CASH AND DUE FROM BANKS

     The Banks are required to maintain average reserve balances with the Federal Reserve Bank. For the years 1999 and 1998, the average of these daily reserve balances approximated $1,011,000 and $767,000, respectively.

4.   SECURITIES

     The amortized cost of securities and their approximate fair values at December 31 were as follows:

                                                             Gross        Gross
                                               Amortized   Unrealized   Unrealized    Fair
                                                  Cost        Gains       Losses     Value
                                                               (In Thousands)
Available for sale:
  December 31, 1999:
    U.S. Treasury securities                    $ 6,526      $   12      $    (6)   $ 6,532
    U.S. Government agency securities            22,825           -       (1,323)    21,502
    Mortgage-backed securities                   18,739          94         (881)    17,952
    Obligations of states and political
      subdivisions                               19,554          79         (952)    18,681
    Corporate debt securities                     3,803           -         (209)     3,594
    Equity securities                             3,951          42          (89)     3,904

                                                $75,398      $  227      $(3,460)   $72,165

  December 31, 1998:
    U.S. Treasury securities                    $ 9,846      $  192      $     -    $10,038
    U.S. Government agency securities            26,253         237           (9)    26,481
    Mortgage-backed securities                   15,247         343          (80)    15,510
    Obligations of states and political
      subdivisions                               15,962         422          (48)    16,336
    Corporate debt securities                     1,727          32           (4)     1,755
    Equity securities                             2,011          76           (5)     2,082

                                                $71,046      $1,302      $  (146)   $72,202

Securities held to maturity:
  December 31, 1998
    Obligations of states and
      political subdivisions                    $   423      $    7      $     -    $   430

     Equity securities are comprised of stock in the Federal
Reserve Bank, the Federal Home Loan Bank, Atlantic Central
Bankers' Bank and other bank stocks.

     The amortized cost and fair value of securities as of December 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid without penalty.

                                              Amortized   Fair
                                                 Cost     Value
                                                (In Thousands)

Due in one year or less                        $17,096   $15,987
Due after one year through five years           15,422    14,930
Due after five years through ten years          13,523    13,177
Due after ten years                              6,667     6,215
Mortgage-backed securities                      18,739    17,952
Equity securities                                3,951     3,904

                                               $75,398   $72,165

     Securities with an amortized cost of $ 27,325,000 and $ 8,343,000 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

     Gross gains of $ 52,000 and $ 58,000 were realized on sales of securities available for sale in 1999 and 1998, respectively.
There were no sales of securities in 1997.

5.   LOANS

     The components of loans at December 31, 1999 and 1998 were as follows:

                                               1999       1998
                                                (In Thousands)
Residential real estate                      $120,094   $103,106
Commercial                                     82,139     46,577
Commercial secured by real estate              25,001     21,564
Consumer, net                                  16,892     15,697
Home equity                                     5,008      2,802
Other                                           4,060      5,541

  Loans                                       253,194    195,287

Allowance for loan losses                       2,954      2,129

Loans, net of allowance for loan loss        $250,240   $193,158

     Changes in the allowance for loan losses were as follows:

                                       Years Ended December 31,
                                       1999      1998      1997
                                           (In Thousands)

Balance, beginning                   $2,129    $1,837    $1,419
Provision for loan losses             1,270       620       543
Loans charged off                      (568)     (424)     (192)
Recoveries                              123        96        67

Balance, ending                      $2,954    $2,129    $1,837

     The recorded investment in impaired loans, not requiring an allowance for loan losses, was $ 669,000 at December 31, 1999 and $ -0- at December 31, 1998. The recorded investment in impaired loans requiring an allowance for loan losses was $ 589,000 and $ 545,000 at December 31, 1999 and 1998,
respectively. At December 31, 1999 and 1998, the related allowance for loan losses associated with those loans was $ 221,000 and $ 82,000, respectively. For the years ended December 31, 1999, 1998 and 1997, the average recorded investment in these impaired loans was $ 1,280,000, $ 556,000 and $ 1,009,000, respectively, and the interest income recognized on impaired loans was $ 0, $ 0 and $ 42,000, respectively.

6.   LOAN SERVICING

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of these loans as of December 31, 1999 and 1998 was $ 16,701,000 and $ 35,960,000, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing and included in other liabilities were approximately $ 117,000 and $ 234,000 at December 31, 1999 and 1998,
respectively.

     The net carrying value of capitalized mortgage servicing rights, included in other assets at December 31, 1999 and 1998 was $ 167,000 and $ 264,000, respectively. The carrying value of mortgage servicing rights approximates its fair value. Mortgage servicing rights of $ 170,000, $ 161,000 and $ 158,000 were capitalized and amortization of mortgage servicing rights was $ 23,000, $ 42,000 and $ 13,000 in 1999, 1998 and 1997,
respectively. Mortgage servicing rights of $ 244,000 were sold in 1999.

7.   BANK AND PREMISES AND EQUIPMENT

     Components of bank premises and equipment were as follows:

                                                  December 31,
                                                 1999      1998
                                                 (In Thousands)

Land and land improvements                     $ 1,595   $ 1,406
Buildings                                        7,013     6,119
Furniture and equipment                          4,947     4,184

  Bank premises and equipment                   13,555    11,709

Less accumulated depreciation                    5,956     5,311

  Bank premises and equipment, net             $ 7,599   $ 6,398

     Certain facilities and equipment are leased under various operating leases. Rental expense for these leases was $177,000, $93,000 and $78,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Future minimum rental commitments under noncancellable leases were as follows (in thousands):

                2000                      $  190
                2001                         177
                2002                         119
                2003                          86
                2004                          82
                Thereafter                   746

                                          $1,400

8.   DEPOSITS

     The components of deposits at December 31, 1999 and 1998 were as follows:

                                               1999       1998
                                                 (In Thousands)

Demand, non-interest bearing                 $ 30,941   $ 26,053
Demand, interest bearing                       59,818     37,177
Savings                                        48,850     45,942
Time, $ 100,000 and over                       12,542     11,924
Time, other                                   117,193    107,888

  Total deposits                             $269,344   $228,984

     At December 31, 1999, the scheduled maturities of time deposits were as follows (in thousands):

                 2000                 $ 82,957
                 2001                   25,262
                 2002                   11,909
                 2003                    7,285
                 2004                    2,322

                                      $129,735

9.   BORROWINGS

     The Banks had federal funds purchased and other short-term borrowings from the Federal Home Loan Bank at December 31, 1999 and 1998 in the amount of $ 23,567,000 and $ 12,209,000, respectively.  The December 31, 1999 balance outstanding matured
January 3, 2000, at interest rates from 4.06% to 5%.

     In addition, the Banks enter into agreements with customers as part of cash management services where the Banks sell securities to the customer overnight with the agreement to repurchase them at par. Securities sold under agreements to repurchase generally mature one day from the transaction date. The securities underlying the agreements were under the Banks' control. Securities sold to customers under agreements to repurchase totaled $ 4,608,000 and $ 458,000 at December 31, 1999 and 1998, respectively.

     Long-term debt consisted of the following at December 31, 1999 and 1998 (in thousands):

                                                                      1999      1998
Notes with the Federal Home Loan Bank (FHLB):
  Term Note Due October 2000 at 4.72%                               $ 1,000   $ 1,000
  5 Year/2 Year Term Note Due December 2004, Fixed at 6.14% (1)       5,000         -
  7 Year/2 Year Term Note Due April 2005, Fixed at 5.55% (1)         10,000    10,000
  10 Year/5 Year Term Note Due September 2008, Fixed at 4.92% (1)     5,000     5,000
  10 Year/5 Year Term Note Due February 2009, Fixed at 4.97% (1)      5,000         -
  10 Year/5 Year Term Note Due December 2009, Fixed at 6.30% (1)      5,000         -

                                                                    $31,000   $16,000

(1) These notes contain a convertible option which allows the FHLB, at quarterly intervals, to change the note to an adjustable-rate advance at three-month LIBOR (6% at December 31, 1999) plus 14 to 16 basis points. If the note is converted, the option allows the Bank to put the funds back to the FHLB at par. The year/year refers to the maturity of the note (in years) and the term until the first convertible date.

     Contractual maturities of long-term debt at December 31, 1999 were as follows (in thousands):

               2000                      $ 1,000
               2001 to 2003                    -
               2004                        5,000
               Thereafter                 25,000

                                         $31,000

     The Banks have a maximum borrowing capacity with the Federal Home Loan Bank of approximately $ 117,437,000. Advances from the Federal Home Loan Bank are secured by qualifying assets of the Banks.

10.  EMPLOYEE BENEFITS

     The First National Bank of Leesport (Leesport) has a noncontributory defined benefit pension plan covering all employees who meet the eligibility requirements. To be eligible, an employee must have completed 1,000 hours of service in their first 12 months of employment or in any like period thereafter. The Plan provides benefits based on years of service and the employee's highest five-year average of compensation. Benefits are subject to certain reductions if the employee retires before reaching age 65. Leesport's funding policy is to make the minimum annual contribution that is required by applicable regulations, plus such amounts as determined to be appropriate from time to time. Information pertaining to the activity in the plan is as follows:

                                                  Years Ended
                                                  December 31,
                                                 1999      1998
                                                 (In Thousands)
Change in benefit obligation:
  Benefit obligation at beginning of year      $1,643    $1,689
  Service cost                                    134       128
  Interest cost                                   115       109
  Change in assumptions                           (99)        -
  Plan amendments                                 132         -
  Actuarial gain                                  (35)     (238)
  Benefits paid                                  (969)      (45)

    Benefit obligation at end of year             921     1,643

Change in plan assets:
  Fair value of plan assets at beginning
    of year                                     1,885     1,688
  Actual return on plan assets                    308       139
  Employer contribution                             -       103
  Benefits paid                                  (969)      (45)

    Fair value of plan assets at end of year    1,224     1,885

Funded status                                     303       242

Unrecognized net actuarial gain                  (315)      (23)
Unrecognized prior service cost                   144        24
Unrecognized net transition asset                (153)     (176)

    (Accrued) prepaid benefit cost             $  (21)   $   67

     Net pension cost for this plan consisted of the following components:

                                              Years Ended
                                              December 31,
                                         1999     1998     1997
                                             (In Thousands)
Service cost (benefits earned)          $ 134    $ 128    $ 101
Interest cost on projected
  benefit obligation                      115      109      100
Expected return on plan assets           (150)    (139)    (123)
Net amortization and deferral             (11)     (17)     (20)

                                        $  88    $  81    $  58

     Assumptions used by Leesport in the determination of pension plan information for 1999, 1998 and 1997 consisted of the following: Discount rate - 6.5%, rate of increase in compensation levels - 4.0%, expected long-term rate of return on plan assets - 8.0%.

     The Banks have defined contribution plans which cover eligible employees. The expense related to these plans was $88,000, $85,000 and $56,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Company has entered into deferred compensation agreements with certain directors and a salary continuation plan for certain key employees. At December 31, 1999 and 1998, the present value of the future liability for these plans was $462,000 and $373,000, respectively. To fund the benefits under these agreements, the Company is the owner and beneficiary of life insurance policies on the lives of the directors and employees. These policies had an aggregate cash surrender value of $2,284,000 and $2,191,000 at December 31, 1999 and 1998,
respectively. For the years ended December 31, 1999, 1998 and 1997, $125,000, $112,000 and $102,000, respectively, was charged to expense in connection with these agreements.

     The Company has an Employee Stock Incentive Plan that covers all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors. The Plan covers 210,000 shares of common stock. The option price for options issued under the Plan must be at least equal to 100% of the fair market value of the common stock on the date of grant and shall not be less than the stock's par value. Options granted under the Plan are exercisable over a period not less than six months after the date of grant, but no later than ten years after the date of grant in accordance with the vesting period as determined by the Plan committee. Options expire on the earlier of ten years after the date of grant, three months from the participants' termination of employment or one year from the date of the participants' death or disability.

     The Company has an Independent Directors Stock Option Plan that covers 52,500 shares of common stock. The Plan covers all directors of the Company who are not employees. The option price for options issued under the Plan will be equal to the fair market value of the Company's common stock on the date of grant. Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Company or twelve months from the date of the participants' death or disability.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee and director stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by Financial Accounting Standards Board Statement 123, "Accounting and Disclosure of Stock-Based Compensation" (FASB 123), and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value of options granted during 1999 and 1998 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 4.71% to 6.27%; volatility factors of the expected market price of the Company's common stock of 12.77% to 16.25%; expected life of the options of 7 years and a cash dividend yield of 2.2%.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Options granted during 1998 were subject to stockholder approval which was obtained at the 1999 annual stockholders' meeting. The Company's pro forma information follows:

                                                Years Ended
                                               December 31,
                                              1999      1998
                                              (In Thousands,
                                          Except Per Share Data)

Net income:
  As reported                                $1,401    $1,511
  Pro forma                                  $1,305    $1,511

Earnings per share:
  As reported, basic and diluted             $ 0.76    $ 0.86
  Pro forma, basic and diluted               $ 0.71    $ 0.86

     Stock option transactions under the Plans were as follows
(adjusted for the 5% stock dividend):

[/CAPTION]
                                             Years Ended December 31,
                                            1999                  1998
                                              Weighted-             Weighted-
                                               Average               Average
                                              Exercise               Exercise
                                    Options     Price     Options      Price
Outstanding at the beginning of
  the year                           47,408     $23.32          -     $    -
Granted                              47,245      18.00     47,408      23.32
Exercised                                 -          -          -          -
Forfeited                                 -          -          -          -

Outstanding at the end of the year   94,653     $20.67     47,408     $23.32

Exercisable at December 31            9,480     $23.32          -     $    -

Weighted-average fair value of
  options granted during the year               $ 5.29                $ 5.80

     Options available for grant at December 31, 1999 were 167,847.

     Stock options outstanding at December 31, 1999, were exercisable at prices ranging from $16.31 to $25.95 a share.
The weighted-average remaining contractual life of the above options is approximately 9 years.

11.  FEDERAL INCOME TAXES

     The components of federal income tax expense were as follows:

                                        Years Ended December 31,
                                         1999     1998     1997
                                              (In Thousands)
Current                                 $ 917    $ 353    $ 608
Deferred                                 (463)     (36)     (46)

                                        $ 454    $ 317    $ 562

     Reconciliation of the statutory federal income tax expense computed at 34% to the federal income tax expense included in the consolidated statements of income is as follows:

                                        Years Ended December 31,
                                         1999     1998     1997
                                              (In Thousands)
Federal income tax at statutory rate    $ 631    $ 622    $ 874
Tax exempt interest                     (351)    (333)    (317)
Interest disallowance                     41       49       40
Bank owned life insurance                (32)     (38)     (38)
Non-deductible goodwill                   76        6        -
Non-deductible merger costs               81        -        -
Other                                      8       11        3

                                       $ 454    $ 317    $ 562

     The federal income tax provision includes $18,000 and $20,000 in 1999 and 1998, respectively, of federal income taxes related to gains on the sale of securities of $52,000 and $58,000.

     Net deferred tax assets consisted of the following components as of December 31, 1999 and 1998:

                                                  1999     1998
                                                  (In Thousands)
Deferred tax assets:
  Allowance for loan losses                     $  806    $ 525
  Deferred compensation                            157      103
  Net unrealized loss on securities
    available for sale                           1,100        -
  Other                                             42        -

      Total deferred tax assets                  2,105      628

Deferred tax liabilities:
  Bank premises and equipment                      (86)    (107)
  Mortgage servicing rights                        (57)     (94)
  Net unrealized gains on securities
    available for sale                               -     (391)
  Other                                            (21)     (23)

      Total deferred tax liabilities              (164)    (615)

      Net deferred tax assets                   $1,941    $  13

12.  TRANSACTIONS WITH EXECUTIVE OFFICERS AND DIRECTORS

     The Banks have had banking transactions in the ordinary course of business with their executive officers and directors and their related interests on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 1999 and 1998, these persons were indebted to the Banks for loans totaling $6,238,000 and $7,952,000, respectively. During 1999, $2,678,000 of new loans were made and repayments totaled $4,392,000.

13.  REGULATORY MATTERS AND STOCKHOLDERS' EQUITY

     The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on their financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1999, that the Banks meet all minimum capital adequacy requirements to which they are subject.

     As of December 31, 1999, the most recent notification from the Banks' primary regulator categorized the Banks as adequately capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed their category.

     The Company's and the Banks' actual capital amounts and ratios are presented below.

                                                                                                   To Be Well
                                                                              For Capital      Capitalized Under
                                                                               Adequacy        Prompt Corrective
                                                            Actual             Purposes        Action Provisions
                                                        Amount    Ratio    Amount     Ratio    Amount     Ratio
                                                                     (Dollar Amounts In Thousands)
As of December 31, 1999:
  Total capital (to risk-weighted assets):
    First Leesport Bancorp                            $25,972   10.93%   $>19,006   >8.00%   $>23,757   >10.00%
    The First National Bank of Leesport                20,719   10.25     >16,453   >8.00     >20,566   >10.00
    Merchants Bank of Pennsylvania                      4,317   11.56     > 2,979   >8.00     > 3,724   >10.00
  Tier I capital (to risk-weighted assets):
    First Leesport Bancorp                             23,018    9.69     > 9,503   >4.00     >14,254   > 6.00
    The First National Bank of Leesport                18,148    9.00     > 8,226   >4.00     >12,340   > 6.00
    Merchants Bank of Pennsylvania                      3,957   10.61     > 1,490   >4.00     > 2,234   > 6.00
  Tier I capital (to average assets):
    First Leesport Bancorp                             23,018    6.61     >13,933   >4.00     >17,417   > 5.00
    The First National Bank of Leesport                18,148    6.37     >11,387   >4.00     >14,234   > 5.00
    Merchants Bank of Pennsylvania                      3,957    6.42     > 2,464   >4.00     > 3,080   > 5.00

As of December 31, 1998:
  Total capital (to risk-weighted assets):
    First Leesport Bancorp                            $24,687   13.85%   $>11,080   >8.00%   $>17,825   >10.00%
    The First National Bank of Leesport                16,977   11.46     >11,852   >8.00     >14,815   >10.00
    Merchants Bank of Pennsylvania                      7,256   24.00     > 2,418   >8.00     > 3,023   >10.00
  Tier I capital (to risk-weighted assets):
    First Leesport Bancorp                             22,558   12.66     > 7,130   >4.00     >10,695   > 6.00
    The First National Bank of Leesport                15,221   10.27     > 5,926   >4.00     > 8,889   > 6.00
    Merchants Bank of Pennsylvania                      6,883   22.80     > 1,209   >4.00     > 1,814   > 6.00
Tier I capital (to average assets):
    First Leesport Bancorp                             22,558    8.25     >10,937   >4.00     >13,672   > 5.00
    The First National Bank of Leesport                15,221    7.04     > 8,643   >4.00     >10,803   > 5.00
    Merchants Bank of Pennsylvania                      6,883   12.00     > 2,299   >4.00     > 2,874   > 5.00

     Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Banks to the Company. At December 31, 1999, the Banks had approximately $3,380,000 available for payment of dividends to the Company. Loans or advances are limited to 10 percent of the Banks' capital stock and surplus on a secured basis.

     As of December 31, 1999, the Company has declared a $.15 per share cash dividend for stockholders of record on January 3, 2000, payable January 17, 2000. The Company's Board of Directors declared a five percent stock dividend in December 1999 to stockholders of record on January 3, 2000, payable on January 17, 2000.

14.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Banks are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.

     The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.

     A summary of the contractual amount of the Banks' financial instrument commitments was as follows:

                                                December 31,
                                               1999      1998
                                               (In Thousands)

Commitments to grant loans                   $15,737   $ 7,564
Unfunded commitments under lines of credit    23,759    24,406
Outstanding letters of credit                    550       347

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Banks evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

     Outstanding letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

15.  CONCENTRATIONS OF CREDIT RISK

     The Banks grant commercial, residential and consumer loans to customers primarily located in Berks, Schuylkill and Luzerne Counties in Pennsylvania. The concentrations of credit by type of loan are set forth in Note 5. Although the Banks have diversified loan portfolios, their debtors' ability to honor these contracts is influenced by the region's economy.

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

     The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at December 31, 1999 and 1998:

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

     Loans:

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

     Short-term borrowings, securities sold under agreements to repurchase and federal funds purchased:

     The carrying amounts of these short-term borrowings approximate their fair values.

     Long-term debt:

     The fair value of long-term debt is calculated based on the discounted value of contractual cash flows, using rates currently available for borrowings from the FHLB with similar maturities.

     Accrued interest receivable and payable:

     The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

     Off-balance sheet instruments:

     Fair values for the Banks' off-balance sheet instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

     The estimated fair values of the Company's financial instruments at December 31, 1999 and 1998 were as follows:

                                                    1999                    1998
                                           Carrying    Estimated   Carrying    Estimated
                                            Amount    Fair Value    Amount    Fair Value
                                                           (In Thousands)
Financial Assets:
     Cash and cash equivalents             $ 15,865    $ 15,865    $  6,765    $  6,765
     Federal funds sold                           -           -         650         650
     Securities                              72,165      72,165      72,625      72,632
     Loans, net                             250,240     250,490     193,158     198,509
     Accrued interest receivable              2,019       2,019       1,903       1,903

Financial Liabilities:
     Deposits                               269,344     269,482     228,984     231,520
     Securities sold under agreements to
       repurchase                             4,608       4,608         458         458
     Federal funds purchased                 23,567      23,567       5,509       5,509
     Short-term borrowings                        -           -       6,700       6,700
     Long-term debt                          31,000      31,799      16,000      15,985
     Accrued interest payable                 1,415       1,415       1,274       1,274

Off-Balance Sheet Financial Instruments:
     Commitments to extend credit                 -           -           -           -
     Standby letters of credit                    -           -           -           -

17.  SEGMENT AND RELATED INFORMATION

     The Company's insurance operations are managed separately from the traditional banking and related financial services that the Company also offers. This operation provides commercial insurance, individual and group benefit plans and personal coverage. The insurance operation was not material to the consolidated financial statements of the Company in 1998. Segment information for 1999 is as follows (in thousands):

                                          Banking And
                                           Financial
                                            Services    Insurance     Total
Revenues from external customers            $ 24,279     $ 3,296    $ 27,575

Income before federal income taxes             1,653         202       1,855

Total assets                                 356,610       2,008     358,618

Purchases of bank premises and equipment       1,503         358       1,861

     Income before federal income taxes of the insurance operations, as presented above, reflects referral and management fees of approximately $614,000 that the insurance operation paid to the Company and Banks during 1999.

18.  FIRST LEESPORT BANCORP, INC. (PARENT COMPANY ONLY)
     FINANCIAL INFORMATION

                          Balance Sheets

                                                  December 31,
                                                 1999      1998
                                                 (In Thousands)
ASSETS
Cash                                           $   453   $   296
Investment in bank subsidiaries                 24,860    27,008
Securities available for sale                    1,874       715
Premises and equipment and other assets            122        88

    Total assets                               $27,309   $28,107

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Other borrowed funds                         $ 1,010    $    -
  Other liabilities                                697       281

STOCKHOLDERS' EQUITY                            25,602    27,826
    Total liabilities and stockholders'
      equity                                   $27,309   $28,107

                       Statements of Income

                                      Years Ended December 31,
                                      1999       1998      1997
                                           (In Thousands)

Dividends from bank subsidiaries    $ 4,178    $1,223    $1,082
Other income                            108        95        55
Other expenses                         (570)     (194)     (163)
  Income before equity in
    undistributed net income of
    subsidiaries and income taxes     3,716     1,124      974
Income tax benefit                      (78)      (34)     (40)

Equity in undistributed net income
  of bank subsidiaries               (2,393)      353      993
  Net income                        $ 1,401    $1,511   $2,007

                     Statements of Cash Flows

                                      Years Ended December 31,
                                      1999       1998      1997
                                           (In Thousands)
CASH FLOWS PROVIDED BY OPERATING
  ACTIVITIES
  Net income                        $ 1,401    $1,511    $2,007
  Depreciation                            3         4         4
  Undistributed earnings of bank
    subsidiaries                      2,393      (353)     (993)
  Increase in other liabilities         485        23        12
  Increase in other assets              (37)       (7)      (23)

    Net cash provided by operating
      activities                      4,245     1,178     1,007

CASH FLOWS USED IN INVESTING
  ACTIVITIES
  Purchase of investment secur-
    ities                            (1,416)     (314)     (223)
  Investment in bank subsidiary      (2,700)        -         -

    Net cash used in investing
      activities                     (4,116)     (314)     (223)

CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES
  Proceeds from borrowings            1,010         -         -
  Issuance of treasury stock              -         6         -
  Cash dividends paid                  (982)     (829)     (788)

    Net cash provided by (used in)
      financing activities               28      (823)     (788)

    Increase (decrease) in cash         157        41        (4)

Cash:
  Beginning                             296       255       259

  Ending                            $   453    $  296    $  255

                    Quarterly Data (Unaudited)

                                            Year Ended December 31, 1999
                                        Fourth    Third     Second    First
                                       Quarter   Quarter   Quarter   Quarter
                                       (In Thousands, Except Per Share Data)
Interest income                         $6,237    $6,014    $5,550    $5,144
Interest expense                         3,487     3,191     2,973     2,747
  Net interest income                    2,750     2,823     2,577     2,397
Provision for loan losses                  270       505       248       247
  Net interest income after provision
    for loan losses                      2,480     2,318     2,329     2,150
Other income                             1,271     1,149     1,226     1,125
Other expenses                           3,248     3,646     2,750     2,549
  Income (loss) before federal income
    taxes (benefits)                       503      (179)      805       726
Federal income taxes (benefits)            136       (74)      224       168
    Net income (loss)                   $  367    $ (105)   $  581    $  558

Earnings per common share, basic and
  diluted                               $   20    $ (.06)   $  .32    $  .30

                                            Year Ended December 31, 1998
                                        Fourth    Third     Second    First
                                       Quarter   Quarter   Quarter   Quarter
                                       (In Thousands, Except Per Share Data)
Interest income                         $5,227    $4,557    $4,579    $4,185
Interest expense                         2,715     2,393     2,313     2,070
  Net interest income                    2,512     2,164     2,266     2,115
Provision for loan losses                  210       150       163        97
  Net interest income after
    provision for loan losses            2,302     2,014     2,103     2,018
Other income                               207       284       338       320
Other expenses                           1,942     1,824     2,028     1,964
  Income before federal income taxes       567       474       413       374
Federal income taxes                        66       117        74        60
    Net income                          $  501    $  357    $  339    $  314
Earnings per common share, basic and
  diluted                               $  .28    $  .20    $  .19    $  .18

     Merger and restructuring costs totaling $814,000 ($617,000 after tax) were expensed during the third quarter of 1999.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

         None.



                             PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information relating to Directors and Executive
Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual meeting of Stockholders to be held on April 18, 2000.

Item 11.  Executive Compensation

     The information relating to executive compensation and directors' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2000, excluding the Stock Performance Graph and Compensation Committee Report.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual
Meeting of Stockholders to be held on April 18, 2000.

Item 13.  Certain Relationships and Related Transactions

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2000.



                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)   1.  Financial Statements.

     Consolidated financial statements are included under Item 8 of Part II of this Form 10-K.

     (b)   2.  Financial Statement Schedules.

     Financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

           3.  Exhibits

Exhibit No.   Description

    3.1       Articles of Incorporation of First Leesport
              Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.1 to Registrant's annual report on Form 10-KSB for the year ended December 31, 1998).

    3.2       By-laws of First Leesport Bancorp, Inc.
              (Incorporated herein by reference to Exhibit 3.2 to Registrant's annual report on Form 10-KSB for the year ended December 31, 1998).

   10.1       Contract between the First National Bank of
              Leesport and Bisys (Incorporated herein by reference to Exhibit 10.1 to Registrant's annual report on Form 10-KSB for the year ended
              December 31, 1998).

   10.2       Severance Agreement between the First National
              Bank of Leesport and John T. Connelly
              (Incorporated herein by reference to Exhibit 10.2 to Registrant's annual report on Form 10-KSB for the year ended December 31, 1998).*

   10.3 Employment Agreement between the First National Bank of Leesport and Raymond H. Melcher, Jr. (Incorporated herein by reference to Exhibit 10.4 to Registrant's annual report on Form 10-KSB for the year ended December 31, 1998).*

   10.4       Supplemental Executive Retirement Plan
              (Incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).*

   10.5       Deferred Compensation Plan for Directors
              (Incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).*

   10.6       Non-Employee Director Compensation Plan
              (Incorporated by reference to Exhibit A to Registrant's Definitive Proxy Statement on
              Form 14A for the year ended December 31, 1999).*

   10.7 1998 Employee Stock Incentive Plan (Incorporated by reference to Exhibit 10.9 to Registrant's
              Annual Report on Form 10-KSB for the year ended
              December 31, 1998).*

   10.8       1998 Independent Directors Stock Option Plan
              (Incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998).*

   10.9 Agreement and Plan of Merger dated January 12, 1999 by and between First Leesport Bancorp, Inc. and Merchants of Shenandoah Ban-Corp(Incorporated herein by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed January 22, 1999).

   10.10 Employment Agreement dated September 17, 1998, among First Leesport Bancorp, Inc., Essick & Barr, Inc. and Charles J. Hopkins (Incorporated by reference to Exhibit 10.12 to Registrant's
              Annual Report on Form 10-KSB for the year ended
              December 31, 1998).*

   10.11 Employment Agreement dated September 17, 1998 among First Leesport Bancorp, Inc., Essick & Barr, Inc. and Michael D. Hughes (Incorporated by reference to Exhibit 10.13 to Registrant's
              Annual Report on Form 10-KSB for the year ended
              December 31, 1998).*

   10.12      Employment Agreement dated October 1, 1999 among
              First Leesport Bancorp, Inc., First Leesport
              Investment Group, Inc., First Leesport Wealth
              Management, Inc. and Keith W. Johnson.*

   11 No statement setting forth the computation of per share earnings is included because, pursuant to Instruction (b)(11) to Item 601 of Regulation S-B, such computation is reflected clearly in the financial statements set forth in response to
              Item 7 of this Report.

   21         Subsidiaries of First Leesport Bancorp, Inc.

   23.1       Consent of Beard & Company, Inc.

   23.2       Consent of Stokes, Kelly & Hinds, LLC.

   27.1       Financial Data Schedule.

   27.2       Restated Financial Data Schedule

   99         Report of Stokes, Kelly & Hinds, LLC.
_____________________
* Denotes a management contract or compensatory plan or arrangement.

         (b)  Reports on Form 8-K.

              The following report on Form 8-K was filed by the Company during the quarter ended December 31, 1999:

              First Leesport Bancorp, Inc. filed a Current
Report on Form 8-K on October 13, 1999 disclosing under Item 5 the acquisition of Johnson Financial Group, Inc., a registered investment advisory firm, and the formation of First Leesport Investment Group, Inc., to acquire the assets and operate the full service brokerage business of KRJ & Associates.



                           Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 21, 2000                FIRST LEESPORT BANCORP, INC.

                              By /s/ Raymond H. Melcher, Jr.
                                Raymond H. Melcher, Jr.,
                                Chairman, President and
                                Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Raymond H. Melcher, Jr.  Chairman,            March 21, 2000
Raymond H. Melcher, Jr.      President and Chief
                             Executive Officer,
                             Director

/s/ Kurt A. Phillips         Chief Financial      March 21, 2000
Kurt A. Phillips             and Chief
                             Accounting Officer

                             Director
Edward C. Barrett

/s/ James H. Burton          Director             March 21, 2000
James H. Burton

/s/ Anthony R. Cali          Director             March 21, 2000
Anthony R. Cali

/s/ John T. Connelly         Director             March 21, 2000
John T. Connelly

/s/ Richard L. Henry         Director             March 21, 2000
Richard L. Henry

/s/ Charles J. Hopkins       Director             March 21, 2000
Charles J. Hopkins

/s/ Keith W. Johnson         Director             March 21, 2000
Keith W. Johnson

/s/ William J. Keller        Director             March 21, 2000
William J.Keller

                             Director
Andrew J. Kuzneski, Jr.

/s/ Roland C. Moyer, Jr.     Director             March 21, 2000
Roland C. Moyer, Jr.

/s/ Harry J. O'Neill, III _  Director             March 21, 2000
Harry J. O'Neill III

/s/ Karen A. Rightmire_____  Director             March 21, 2000
Karen A. Rightmire

/s/ Alfred J. Weber________  Director             March 21, 2000
Alfred J. Weber



                           EXHIBIT INDEX

Exhibit No.   Description

   10.12 Employment Agreement dated October 1, 1999 among First Leesport Bancorp, Inc., First
              Leesport Investment Group, Inc., First
              Leesport Wealth Management, Inc. and
              Keith W. Johnson.*

   21         Subsidiaries of First Leesport Bancorp,
              Inc.

   23.1       Consent of Beard & Company, Inc.

   23.2       Consent of Stokes, Kelly & Hinds, LLC.

   27.1       Financial Data Schedule.

   27.2       Restated Financial Data Schedule.

   99         Report of Stokes, Kelly & Hinds, LLC.









87