Form 10-Q
period 2000-03-31
FIRST LEESPORT BANCORP INC
filed 2000-05-12
CIK 775662

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

   (X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2000,
                             or

   ( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the Transition Period from _________________ to _________________.

                           No. 0-14555
                    (Commission File Number)

                  FIRST LEESPORT BANCORP, INC.
      (Exact name of Registrant as specified in its charter)

          PENNSYLVANIA                      23-2354007
(State or other jurisdiction of          I.R.S. Employer
 incorporation or organization)         Identification No.)

133 North Centre Avenue, Leesport, Pennsylvania    19533
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                    Number of Shares Outstanding
                                          as of May 1, 2000
COMMON STOCK ($5.00 Par Value)                1,849,845
     (Title of Class                   (Outstanding Shares)



      First Leesport Bancorp, Inc. (the "Company") may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits hereto and thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company's control). The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

     The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.


Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

            FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
          UNAUDITED CONSOLIDATED, CONDENSED BALANCE SHEETS
                       (Amounts in thousands)

                                                 March 31                    Dec 31
ASSETS                                             2000                       1999
Cash and Due from Banks                            $8,320                   $15,376
Interest-bearing Deposits in Other Banks              568                       489
Total Cash and Balances Due from Banks              8,888                    15,865
Federal Funds Sold                                    140                         0
Securities Available for Sale                      78,793                    72,165
Loans, Net of Unearned Income                     263,192                   253,194
Less: Allowance for Loan Losses                    (3,090)                   (2,954)
Net Loans                                         260,102                   250,240
Bank Premises and Equipment                         7,808                     7,599
Other Real Estate Owned                               161                       150
Accrued Interest Receivable
  and Other Assets                                 17,007                    12,599

     TOTAL ASSETS                                $372,899                  $358,618
                                                 ========                  ========

LIABILITIES:
DEPOSITS:
Non-interest Bearing                              $31,403                   $30,941
Interest Bearing                                  243,327                   238,403
TOTAL DEPOSITS                                    274,730                   269,344
Federal Funds Purchased and
  Securities Sold Under Agreements
  to Repurchase                                    31,125                    28,175
Long-term Debt                                     32,285                    31,000
Mandatory Redeemable Capital Securities
  Of Subsidiary Trust                               5,000                         0
Accrued Interest Payable                            1,410                     1,675
Other Liabilities                                   2,383                     2,822

     TOTAL LIABILITIES                            346,933                   333,016

Stockholders' Equity
Common Stock, $5.00 Par Value per Share;
Authorized 10,000,000 shares,
Issued 1,858,474 Shares                             9,292                     9,295
Surplus                                             4,991                     4,988
Retained Earnings                                  13,877                    13,571
Accumulated Other Comprehensive
  Income (Loss)                                    (2,076)                   (2,134)
Treasury Stock;  8,629 Shares at Cost                (118)                     (118)

     TOTAL STOCKHOLDERS' EQUITY                    25,966                    25,602

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $372,899                  $358,618

The accompanying notes are an integral part of these condensed financial statements.



           FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
      UNAUDITED CONSOLIDATED, CONDENSED STATEMENTS OF INCOME
           (Amounts in thousands, except per share data)

                                                                 Three Months Ended
                                                        March 31, 2000       March 31, 1999
INTEREST INCOME
Interest & Fees on Loans                                    $5,128               $4,023
Interest on Securities:
  Taxable                                                      940                  893
  Tax-Exempt                                                   263                  219
Interest on Federal Funds Sold                                  18                   10

     TOTAL INTEREST INCOME                                   6,349                5,145

INTEREST EXPENSE
Interest on Deposits                                         2,764                2,292
Interest on Borrowed Funds                                     942                  456

     TOTAL INTEREST EXPENSE                                  3,706                2,748

NET INTEREST INCOME                                          2,643                2,397
Provision for Loan Losses                                      237                  247
Net Interest Income after the
  Provision for Loan Losses	                                 2,406                2,150

OTHER INCOME
Customer Service Fees                                          123                  109
Mortgage Banking Activities                                     64                   42
Commissions on Insurance Sales                                 916                  825
Other Income                                                   648                  148
Realized Gain on Sale of Securities                              5                    1

     TOTAL OTHER INCOME                                      1,756                1,125

OTHER EXPENSES
Salaries and Benefits                                        1,813                1,331
Occupancy Expense                                              229                  171
Furniture and Equipment Expense                                193                  177
Computer Services                                              255                  131
Other Operating Expenses                                       946                  739

     TOTAL OTHER EXPENSES                                    3,436                2,549

Income Before Income Taxes                                     726                  726
Federal Income Taxes                                           143                  168

     NET INCOME                                               $583                 $558

EARNINGS PER SHARE DATA
Averages Shares Outstanding                              1,849,845            1,836,812
Basic Earnings Per Share                                     $0.32                $0.30
Diluted Earnings Per Share                                    0.32                 0.30
Cash Dividends Paid Per Share                                 0.15                0.124

The accompanying notes are an integral part of these condensed financial statements.



              FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
      UNAUDITED CONSOLIDATED, STATEMENTS OF COMPREHENSIVE INCOME
                       (Amounts in thousands)


                                                                 Three Months Ended
                                                        March 31, 2000       March 31, 1999

Net Income                                                  $583                 $558
Other Comprehensive Income (Loss),
  net of tax:
   Unrealized gains (losses) on
   Securities arising during the period,
   net of tax expense (benefit):
   2000 - $20; 1999 - ($261)                                  38                 (484)

    Less: Reclassification adjustments
     For gains included in net income,
     Net of tax expense (benefit):                             0                    0
     2000 - 0; 1999 - 0
     Other Comprehensive Income (Loss)                        38                 (484)

Comprehensive Income                                        $621                  $74

The accompanying notes are an integral part of these condensed financial statements.



           FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
     UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          (Amounts in thousands, except per share data)


                                                                 Three Months Ended
                                                        March 31, 2000       March 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           $583              $558
Provision for loan losses                             237               247
Provision for depreciation and amortization           183               147
Net amortization (accretion) of
  securities premiums and discounts                   (16)              (20)
Realized gain on sale of securities                    (5)               (1)
Loans originated for sale                          (1,854)                0
Proceeds from sales of loans                        1,861                 0
Increase in accrued interest
  receivable and other assets                      (4,107)             (626)
Decrease in accrued interest
  payable and other liabilities                    (1,287)             (934)
NET CASH PROVIDED BY OPERATING ACTIVITIES         ($4,405)            ($629)

CASH FLOWS FROM INVESTING ACTIVITIES:
Available for sale securities:
Proceeds from principal repayments
  and maturities of securities                      $ 787           $ 5,362
Net increase in federal funds sold                    140             1,342
Proceeds from sales of securities                     599                 0
Purchase of securities                             (8,052)           (7,032)
Loans made to customers, net of repayments         (9,998)          (17,017)
Purchases of bank premises and equipment             (392)             (549)
NET CASH USED IN INVESTING ACTIVITIES            ($16,916)         ($17,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                            5,386            11,347
Net increase (decrease) in federal funds
  purchased and repurchase agreements               2,950             1,287
Net repayments of short-term borrowings                 0            (4,200)
Proceeds from long-term debt                        1,285            13,500
Proceeds from issuance of capital securities        5,000                 0
Dividends paid                                       (277)             (228)
NET CASH PROVIDED BY FINANCING ACTIVITIES         $14,344           $21,706

Increase (decrease) in cash and cash equivalents  ($6,977)           $3,183
Cash and cash equivalents:
  Beginning                                       $15,865            $6,765
  Ending                                           $8,888            $9,948

The accompanying notes are an integral part of these condensed financial statements.



                  FIRST LEESPORT BANCORP, INC.

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2000


1. The reviewed financial statements contained herein have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X. In the opinion of management such information reflects all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. All significant intercompany accounts and transactions have been eliminated.

2.  The results of operations for the three-month period ended
    March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

3.  For further information, refer to the Consolidated Financial
    Statements and Footnotes included in the Company's Annual
    Report on Form 10-K for the year ended December 31, 1999.

4. Basic earnings per share represents income available to shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares (stock options) had been issued, as well as any adjustments to income that would result from the assumed issuance. The effect of stock options was not dilutive for all periods presented. The Company paid a 5% stock dividend on January 15, 2000. All prior period per share data has been restated to reflect the effect of this stock dividend.

5. On July 1, 1999 the Company completed the acquisition of Merchants of Shenandoah Ban-Corp, a single-bank holding company for Merchants Bank of Pennsylvania. This acquisition was treated as a pooling of interests for financial accounting purposes. The consolidated financial statements give retroactive effect to the merger. The consolidated statement of income and the consolidated statement of cash flows for the period ended March 31, 1999 are presented as if the combining companies had been consolidated for that period.

6. On October 1, 1999, the Registrant acquired Johnson Financial Group, Inc. ("JFG"), a registered investment advisor. The Registrant issued a total of 13,379 shares of its common stock (adjusted for the 5% stock dividend effected in January 2000) to the four individual shareholders of JFG in exchange for all of the outstanding capital stock of JFG. Shares of common stock of the Registrant issued in the transaction were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and are "restricted securities" within the meaning of Rule 144 under such Act. On October 1, 1999, the Registrant also acquired KRJ & Associates, an affiliate of JFG. No shares of common stock of the Registrant were issued in connection with the acquisition of KRJ & Associates. This acquisition was treated as a purchase for financial accounting purposes.

7. In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, letters of credit and commitments to sell loans. Such financial instruments are recorded in the consolidated balance sheets when they become receivable or payable.



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

     The financial statements have been restated to reflect the impact of the acquisition of Merchants of Shenandoah Ban-Corp on July 1, 1999 which was accounted for under the pooling of interests method of accounting.

Results of Operations

     Three months ended March 31, 2000 compared to the three months ended March 31, 1999.

     Net income for the Company for the three months ended March 31, 2000 was $583,000 an increase of 4.5% over the $558,000 for the three months ended March 31, 1999. Basic and diluted earnings per share were $.32 in 2000 compared to $.30 for the first quarter of 1999. Net income excluding amortization of goodwill was $658,000 for the first quarter of 2000 and $610,000 for the first quarter of 1999.

     The improvement in net income for the first quarter of 2000 included a one-time gain of $245,000 from the sale of a Bank-owned financial services facility. This financial services facility will be relocated to a nearby site in the near future.

     The following are the key ratios for the Company as of March 31:

                                        Three Months Ended
                                            March 31
                                        2000          1999

Return on average assets                 .64%         .74%
Return on average
  stockholders' equity                  9.03%        8.40%
Dividend payout ratio                  47.55%       41.34%
Average stockholders' equity
  to average assets                     7.12%        8.86%


Net Interest Income

     Net interest income is a primary source of revenue for the Company. Net interest income results from the difference between the interest and fees earned on loans and investments and the interest paid on deposits to customers and other non-deposit sources of funds, such as repurchase agreements and short and long-term borrowed funds. Net interest margin is the difference between the gross (tax-effected) yield on earning assets and the cost of interest bearing funds as a percentage of earning assets. All discussion of net interest income is on a fully taxable equivalent basis.

     Net interest income for the Company for the three months ended March 31, 2000 was $2.812 million, an increase of 11.7% compared to the first quarter of 1999. The net interest margin for the three months ended March 31, 2000 was 3.37% compared to 3.62% for the first three months of 1999. Average interest earning assets for the three months ended March 31, 2000 were $334.8 million, a $55.7 million or 20.0% increase over the average earning assets for the first quarter of 1999. The average yield on earning assets in 2000 was 7.78%, an increase of 20 basis points compared to the first quarter of 1999. Average loans outstanding increased by 28.1% or $57.1 million over the same period of 1999. The category of loans that increased most substantially compared to the previous year was commercial loans, which increased by $52.2 million or 76% compared to the average balance outstanding for the first quarter of 1999.

     The increase in the yield on average earning assets from the 1999 period to 2000 was offset by the increase in the average cost of interest-bearing deposits, which increased from 4.46%% in 1999 to 4.61% in 2000, and the increase in the rate paid on borrowed funds which increased from 5.34% in 1999 to 6.06% in 2000. Average interest bearing liabilities increased by $62.2 million or 25.8% from the 1999 first quarter to the 2000 first quarter. Average total deposits increased by $38.9 million or 16.7% from the first quarter of 1999, average short-term borrowings increased by $21.3 million, and average long-term debt outstanding increased by $6.5 million.

     The following are the key net interest margin ratios:

                                        Three Months Ended
                                             March 31
                                        2000          1999

Yield on average earning assets         7.78%         7.58%
Cost of supporting liabilities          4.44%         3.96%
Net interest margin                     3.37%         3.62%


Provision and Allowance for Loan Losses

     The provision for loan losses for the three months ended March 31, 2000 was $237,000 compared to $247,000 for the three months ended March 31, 1999. The Company performs a review of the credit quality of its loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses. The allowance is an amount that management believes to be adequate to provide for losses that can be reasonably anticipated. Management's periodic evaluation of the adequacy of the allowance is based on past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change. At March 31, 2000 there was a total of $140,000 of the allowance that was unallocated to specific outstanding balances compared to $344,000 at December 31, 1999.

     The following table shows the activity in the Company's allowance for loan losses:


                                                                 Three Months Ended
                                                        March 31, 2000       March 31, 1999
                                                                (Amounts in thousands)
Loans outstanding at end of period
  (net of unearned income)                                 $263,192              $212,757

Average balance of loans outstanding
  during the period                                         260,116               203,045

Balance of allowance for loan losses,
  beginning of period                                         2,954                 2,129

Loans charged-off:
     Commercial, financial and agricultural                      67                   134
     Real estate - mortgage                                      38                    28
     Consumer                                                    24                    70

     Total loans charged-off                                    129                   232

Recoveries of loans previously charged-off
     Commercial, financial and agricultural                      (2)                  (21)
     Real estate - mortgage                                      (2)                  ( 1)
     Consumer                                                   (24)                  ( 8)

     Total recoveries                                           (28)                  (30)

Net loans charged-off                                           101                   202

Provision for loan losses                                       237                   247

Balance, end of period                                     $  3,090              $  2,174

Net charge-offs to average loans                                .04%                  .10%

Allowance for loan losses to loans outstanding                 1.17%                 1.02%

The following table summarizes the Company's non-performing assets:


                                                         March 31, 2000    December 31, 1999
                                                               (Amounts in thousands)
Non-accrual loans
     Real estate - mortgage                                  $  760             $  797
     Consumer                                                    22                  0
     Commercial, financial and agricultural                   1,060              1,192
Total                                                         1,842              1,989

Loans past due 90 days or more and still accruing interest
     Real estate - mortgage                                     136                363
     Consumer                                                    46                 86
     Commercial, financial and agricultural                   1,206                226
     Total                                                    1,388                675

Troubled debt restructurings                                  1,064              1,084

Total non-performing loans                                    4,294              3,748

Other real estate owned                                         161                150

Total non-performing assets                                  $4,455             $3,898

Non-performing loans to total loans                            1.63%              1.48%
Non-performing assets to total loans plus OREO                 1.69%              1.54%

Other Income

     Other income for the three months ended March 31, 2000 totaled $1.756 million, an increase of $631,000 compared to the three-month period ended March 31, 1999. Included in the results for the 2000 period is a one-time gain on sale of Bank-owned real estate. A gain of $245,000 was recognized upon sale of a Bank financial services facility whose operations will be relocated to a nearby site.

     The Company also recognized approximately $225,000 of commission and fee income from its broker and investment advisory subsidiary, a revenue source that was not included in the Company's results for the same period of last year. The fees and commissions from the Company's insurance operations increased by $91,000 or 11% to $916,000 in the first quarter of 2000.

Other Expense

     Other expense for the three months ended March 31, 2000 was $3.44 million compared to $2.54 million for the three months ended March 31, 1999. Salary and benefits expense for the first quarter of 2000 increased from $1.33 million in the first quarter of 1999 to $1.81 million in 2000. This increase from the 1999 period resulted from the addition of 29 full-time equivalent employees or a 21% increase in staff since March 31, 1999, and a 4% overall merit increase applied to base salaries during the past twelve months. The addition of the investment subsidiary caused an addition of 7 full-time equivalent employees and a $129,000 addition to salary and benefits expense. The remaining additions to staff have been made to establish the infrastructure to effectively manage the Company going forward.

     Occupancy and equipment expense for the first quarter of 2000 was $422,000, a $74,000 or 21% increase over the first three months of 1999. This increase was attributable primarily to the addition of two new financial service centers opened during 1999. Expenses related to the holding of other real estate owned totaled $108,000 for 2000 compared to $71,600 for the first quarter of 1999. The 2000 expense includes write-downs of two specific properties totaling approximately $70,000.

     Increases in computer services and marketing expenses, and the additional goodwill amortization resulting from the acquisition of the Company's investment subsidiary in October 1999 also contributed to the increase in other expense during the first quarter of 2000. Goodwill amortization of $75,000 was recorded in 2000 compared to $52,000 in the first quarter of 1999.

Federal Income Taxes

     The effective federal income tax rate for the Company for the three months ended March 31, 2000 was 19.7% compared to 23.1% for the first quarter of 1999. The effective tax rate for 2000 was lower than the rate for the first quarter of 1999 as a result of an increased amount of non-taxable interest income and an increase in tax-advantaged income from increases in the cash surrender values and insurance proceeds from bank-owned life insurance assets.

Financial Condition

     The total assets of the Company at March 31, 2000 were $373 million, an increase of approximately $14 million since
December 31, 1999, and an annualized rate of growth of 16% for the first quarter of 2000. Total loans also increased at an annual growth rate of 16% during the quarter, growing by approximately $10 million since December 31, 1999. A significant portion of the growth in loans occurred in the commercial loan portion of the portfolio. The increase in loan balances was funded by an increase of $5.4 million in deposits since December 31, 1999, an 8% annual growth rate, and an increase of approximately $5 million in overnight funds purchased. An additional $7 million of funds were made available as the result of the reduction of cash balances that were maintained at December 31, 1999 for the purpose of supporting potential cash demands of the Y2K event. In retrospect, very little additional cash was required for Y2K-related withdrawals and the Company returned excess balances to the Federal Reserve Bank in early January 2000.

Capital Resources

     Federal bank regulatory agencies have established certain capital-related criteria that must be met by banks and bank holding companies. The measurements that incorporate the varying degrees of risk contained in the Banks' balance sheets and exposure to off-balance sheet commitments were established to provide a framework for comparing different institutions.

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

     On March 23, 2000, the Company established First Leesport Capital Trust I, in which the Company owns all of the common equity. The Trust issued $5 million of mandatory redeemable capital securities. These debentures are the sole asset of the Trust. These securities must be redeemed in March 2030 and may be redeemed earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier I capital for the Company. The securities carry an interest rate of 10.875%.

     An important indicator in the banking industry is the leverage ratio, defined as the ratio of Tier I capital less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at March 31, 2000 was 7.97% compared to 6.61% at December 31, 1999. The increase in this ratio resulted primarily from the issuance of $5 million of mandatory redeemable capital securities and, to a much lesser extent, from normally retained earnings. The mandatory redeemable securities are included for regulatory purposes as Tier I capital with certain limiting restrictions. At March 31, 2000 the entire amount of these securities was allowable to be included as Tier I capital for the Company. For both periods, the capital ratios were above minimum regulatory guidelines.

     As required by federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy. Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments. For the Company, Tier 1 capital consists of common stockholders' equity plus mandatory redeemable capital securities less intangible assets, and Tier II capital includes Tier I capital plus the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets. By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier I and Tier II capital.

     The following table sets forth the Company's capital ratios:

     The Company's and the Banks' actual capital amounts and ratios are presented below.

                                                                               To Be Well
                                                             For Capital    Capitalized Under
                                                               Adequacy     Prompt Corrective
                                              Actual           Purposes     Action Provisions
                                          Amount   Ratio     Amount   Ratio     Amount   Ratio
                                                        (Amounts In Thousands)
As of March 31, 2000:
Total capital (to risk-weighted assets):
  First Leesport Bancorp                 $31,928   12.96%   $?20,100   ?8.00%   $?25,120  ?10.00%
  The First National Bank of Leesport     25,203   11.68     ?17,639   ?8.00     ?22,050  ?10.00
  Merchants Bank of Pennsylvania           4,809   12.83     ? 2,999   ?8.00     ? 3,748  ?10.00
Tier I capital (to risk-weighted assets):
  First Leesport Bancorp                  28,838   11.70     ?10,048   ?4.00     ?15,072  ? 6.00
  The First National Bank of Leesport     22,484   10.42     ? 8,817   ?4.00     ?13,226  ? 6.00
  Merchants Bank of Pennsylvania           4,438   11.84     ? 1,499   ?4.00     ? 2,249  ? 6.00
Tier I capital (to average assets):
  First Leesport Bancorp                  28,838    7.97     ?14,657   ?4.00     ?18,321  ? 5.00
  The First National Bank of Leesport     22,484    7.60     ?11,560   ?4.00     ?14,450  ? 5.00
  Merchants Bank of Pennsylvania           4,438    7.00     ? 2,536   ?4.00     ? 3,170  ? 5.00

As of December 31, 1999:
Total capital (to risk-weighted assets):
  First Leesport Bancorp                 $25,972   10.93%   $?19,006   ?8.00%   $?23,757  ?10.00%
  The First National Bank of Leesport     20,719   10.25     ?16,453   ?8.00     ?20,566  ?10.00
  Merchants Bank of Pennsylvania           4,317   11.56     ? 2,979   ?8.00     ? 3,724  ?10.00
Tier I capital (to risk-weighted assets):
  First Leesport Bancorp                  23,018    9.69     ? 9,503   ?4.00     ?14,254  ? 6.00
  The First National Bank of Leesport     18,148    9.00     ? 8,226   ?4.00     ?12,340  ? 6.00
  Merchants Bank of Pennsylvania           3,957   10.61     ? 1,490   ?4.00     ? 2,234  ? 6.00
Tier I capital (to average assets):
  First Leesport Bancorp                  23,018    6.61     ?13,933   ?4.00     ?17,417  ? 5.00
  The First National Bank of Leesport     18,148    6.37     ?11,387   ?4.00     ?14,234  ? 5.00
  Merchants Bank of Pennsylvania           3,957    6.42     ? 2,464   ?4.00     ? 3,080  ? 5.00

Liquidity and Interest Rate Sensitivity

     The banking industry has been required to adapt to an environment in which interest rates may be volatile and in which deposit deregulation has provided customers with the opportunity to invest in liquid, interest rate-sensitive deposits. The banking industry has adapted to this environment by using a process known as asset/liability management.

     Adequate liquidity means the ability to obtain sufficient cash to meet all current and projected needs promptly and at a reasonable cost. These needs include deposit withdrawal, liability runoff, and increased loan demand. The principal sources of liquidity are deposit generation, overnight federal funds transactions with other financial institutions, investment securities portfolio maturities and cash flows, and maturing loans and loan payments. The Bank can also package and sell residential mortgage loans into the secondary market. Other sources of liquidity are term borrowings from the Federal Home Loan Bank, and the discount window of the Federal Reserve Bank. In view of all factors involved, the Bank's management believes that liquidity is being maintained at an adequate level.

     At March 31, 2000, the Company had a total of $63.4 million or 17% of total assets in borrowed funds. These borrowings included $22.2 million of overnight federal funds purchased, $8.9 million of repurchase agreements with customers, and $32.3 million of term borrowing with the Federal Home Loan Bank having final maturities ranging from October 2000 through December 2009 at interest rates from 4.72% to 9.00%. At March 31, 2000 the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $100 million.

     Asset/liability management is intended to provide for adequate liquidity and interest rate sensitivity by matching interest rate-sensitive assets and liabilities and coordinating maturities on assets and liabilities. With the exception of the majority of residential mortgage loans, loans generally are written having terms that provide for a readjustment of the interest rate at specified times during the term of the loan. In addition, interest rates offered for all types of deposit instruments are reviewed weekly and are established on a basis consistent with funding needs and maintaining a desirable spread between cost and return. The Bank does not use reverse repurchase agreements, interest rate swaps, or other derivative products in its asset/liability management practices at this time.



Item 3 - Quantitative and Qualitative Disclosures about Market
Risk

     There have been no material changes in the Company's assessment of its sensitivity to market risk since its presentation in the 1999 annual report on Form 10-K filed with the SEC.



PART II - OTHER INFORMATION

Item 1.     Legal Proceedings - None

Item 2.     Changes in Securities - None

Item 3.     Defaults Upon Senior Securities - None.

Item 4.     Submission of Matters to Vote of Security Holders -
None

Item 5.     Other Information - None

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits - None

            (b)  Reports on Form 8-K - None



                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             FIRST LEESPORT BANCORP, INC.
                                     (Registrant)


Dated:  May 12, 2000         By  /s/Raymond H. Melcher, Jr.
                                 Raymond H. Melcher, Jr.
                                 Chairman, President and Chief
                                 Executive Officer

Dated:  May 12, 2000         By  /s/ Kurt A. Phillips
                                 Kurt A. Phillips
                                 Treasurer and Chief Accounting
                                 Officer


20