Form 10-Q
period 2000-06-30
FIRST LEESPORT BANCORP INC
filed 2000-08-14
CIK 775662

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q

(X)  Quarterly Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the Quarterly Period
     Ended June 30, 2000,
                                or

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                    Number of Shares Outstanding
                                         as of July 31, 2000
COMMON STOCK ($5.00 Par Value)                1,853,005
        (Title of Class)                (Outstanding Shares)



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

     These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company's control). The words "may," "could," "should," would, "believe," "anticipate," "estimate," "expect," intend, "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

     The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.



Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

           FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
         UNAUDITED CONSOLIDATED, CONDENSED BALANCE SHEETS
            (Amounts in thousands, except share data)

                                         June 30,   December 31,
                                           2000         1999
ASSETS
Cash and Due from Banks                 $ 13,478      $ 15,376
Interest-bearing Deposits in Other
  Banks                                      919           489
Total Cash and Balances Due from
  Banks                                   14,397        15,865
Fed Funds Sold                             1,767             0
Securities Available for Sale             78,001        72,165
Loans, Net of Unearned Income            277,035       253,194
Less: Allowance for Loan Losses           (3,153)       (2,954)
Net Loans                                273,882       250,240
Bank Premises and Equipment                7,845         7,599
Other Real Estate Owned                      336           150
Accrued Interest Receivable and Other
  Assets                                  17,137        12,599

    TOTAL ASSETS                        $393,365      $358,618

LIABILITIES:
DEPOSITS:
Non-interest Bearing                    $ 36,972      $ 30,941
Interest Bearing                         253,891       238,403
TOTAL DEPOSITS                           290,863       269,344
Federal Funds Purchased and
  Securities Sold Under Agreements
  to Repurchase                           33,257        28,175
Long-term Debt                            32,500        31,000
Mandatory Redeemable Capital
  Securities Of Subsidiary Trust           5,000             0
Accrued Interest Payable                   1,781         1,675
Other Liabilities                          3,675         2,822

    TOTAL LIABILITIES                    367,076       333,016

Stockholders' Equity
Common Stock, $5.00 Par Value per
  Share; Authorized 10,000,000
  shares, Issued 1,858,919 shares
  in 2000, 1,836,677 shares in 1999        9,295         9,295
Surplus                                    4,996         4,988
Retained Earnings                         14,257        13,571
Accumulated Other Comprehensive
  Income (Loss)                           (2,184)       (2,134)
Treasury Stock; 5,900 shares in 2000
  9,060 shares in 1999 at cost               (75)         (118)

    TOTAL STOCKHOLDERS' EQUITY            26,289        25,602

    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY              $393,365      $358,618

The accompanying notes are an integral part of these condensed financial statements.



           FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
      UNAUDITED CONSOLIDATED, CONDENSED STATEMENTS OF INCOME
           (Amounts in thousands, except per share data)

                                    Three Months Ended               Six Months Ended
                              June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
INTEREST INCOME
Interest & Fees on Loans           $5,455          $4,386         $10,583          $8,409
Interest on Securities:
  Taxable                           1,071             881           2,011           1,774
  Tax-Exempt                          266             222             529             441
Interest on Federal Funds Sold         31              60              49              70

    TOTAL INTEREST INCOME           6,823           5,549          13,172          10,694

INTEREST EXPENSE
Interest on Deposits                2,805           2,447           5,569           4,739
Interest on Borrowed Funds          1,209             525           2,151             981

    TOTAL INTEREST EXPENSE          4,014           2,972           7,720           5,720

NET INTEREST INCOME                 2,809           2,577           5,452           4,974
Provision for Loan Losses             237             248             474             495
Net Interest Income after the
  Provision for Loan Losses         2,572           2,329           4,978           4,479

OTHER INCOME
Customer Service Fees                 143              74             266             183
Mortgage Banking Activities            70              43             134              85
Commissions on Investment Sales       235               0             472               0
Commissions on Insurance Sales      1,030             871           1,946           1,696
Other Income                          255             200           1,138             348
Realized Gain on Sale of
  Securities                            0               0               5              40

    TOTAL OTHER INCOME              1,733           1,227           3,489           2,351

OTHER EXPENSES
Salaries and Benefits               1,899           1,362           3,712           2,693
Occupancy Expense                     243             176             472             347
Furniture and Equipment Expense       208             185             401             362
Computer Services                     289             146             544             277
Other Operating Expenses              759             881           1,705           1,620

    TOTAL OTHER EXPENSES            3,398           2,750           6,834           5,299

Income Before Income Taxes            907             806           1,633           1,532
Federal Income Taxes                  248             225             391             393

    NET INCOME                     $  659          $  581         $ 1,242          $1,139

EARNINGS PER SHARE DATA
Averages Shares Outstanding     1,851,164       1,836,677       1,850,523       1,836,677
Basic Earnings Per Share            $0.36           $0.32           $0.67           $0.62
Diluted Earnings Per Share           0.36            0.32            0.67            0.62
Cash Dividends Paid Per Share        0.15            0.14            0.30            0.26

The accompanying notes are an integral part of these condensed financial statements.



              FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
      UNAUDITED CONSOLIDATED, STATEMENTS OF COMPREHENSIVE INCOME
                       (Amounts in thousands)

                                          Six Months Ended
                                   June 30, 2000   June 30, 1999

Net Income                            $1,242          $ 1,139
Other Comprehensive Income
  (Loss), net of tax:
  Unrealized gains (losses) on
    Securities arising during
    the period, net of tax
    expense (benefit):
    2000 - ($18); 1999 - ($863)          (53)         (1,675)
  Less: Reclassification adjust-
    ments For gains included in
    net income, Net of tax
    expense (benefit):
    2000 - 2; 1999 - 14                     3              26
  Other Comprehensive Income
    (Loss)                               (50)         (1,649)

Comprehensive Income                  $1,192          $ (510)

The accompanying notes are an integral part of these condensed financial statements.



           FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
    UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      (Amounts in thousands)

                                          Six Months Ended
                                   June 30, 2000   June 30, 1999
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net Income                           $  1,242        $  1,139
Provision for loan losses                 474             495
Provision for depreciation and
  amortization                            507             297
Net amortization (accretion) of
  securities premiums and discounts       (35)             23
Amortization of mortgage servicing
  rights                                   11               0
Increase in cash surrender value of
  life insurance                         (157)              0
Proceeds from issuance of common
  stock                                    52               0
Realized gains and losses on sale
  of securities and loans                (136)            (40)
Realized gain on sale of property
  and equipment                          (245)              0
Increase in accrued interest
  receivable and other assets           1,272          (1,441)
Increase (decrease) in accrued
  interest payable and other
  liabilities                             907             260
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                         $  3,892       $     733

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Proceeds from principal
  repayments and maturities
  of securities                      $  2,106        $  8,583
Net (increase) in federal funds
  sold                                 (1,767)             28
Proceeds from sales of securities         599           6,840
Purchase of securities                 (8,501)         17,870)
Loans originated for sale              (4,352               0
Loans made to customers, net of
  repayments                          (23,854)        (38,022)
Purchases of bank premises and
  equipment                              (654)           (862)
Purchase of life insurance
  policies                             (3,317)              0
Proceeds from sale of premises
  and equipment                           287               0
Proceeds from sales of loans            4,483               0

NET CASH USED IN INVESTING
  ACTIVITIES                         $(34,970)       $(41,303)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
Net increase in deposits               21,519          32,020
Net increase (decrease) in federal
  funds purchased and repurchase
  agreements                            5,082           2,091
Net repayments of short-term
  borrowings                                0           4,300
Proceeds from long-term debt            1,500           5,000
Proceeds from issuance of capital
  securities                            5,000               0
Dividends paid                           (555)           (580)
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                         $ 32,546        $ 42,831

Increase (decrease) in cash and
  cash equivalents                   $  1,468        $  2,261
Cash and cash equivalents:
  Beginning                          $ 15,865        $  6,765
  Ending                             $ 17,333        $  9,026

The accompanying notes are an integral part of these condensed financial statements.

                   FIRST LEESPORT BANCORP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     1. The unaudited consolidated financial statements contained herein have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X. All significant intercompany accounts and transactions have been eliminated.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included.

     2. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

     5. On July 1, 1999 the Company completed the acquisition of Merchants of Shenandoah Ban-Corp, a single-bank holding company for Merchants Bank of Pennsylvania. This acquisition was treated as a pooling of interests for financial accounting purposes. The consolidated financial statements give retroactive effect to the merger. The consolidated statement of income and the consolidated statement of cash flows for the period ended June 30, 1999 are presented as if the combining companies had been consolidated for that period.

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

     8. The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998 which was amended by Statement No. 137 and Statement No. 138. The Company is required to adopt the Statement on January 1, 2001. The adoption of the Statement is not expected to have a significant impact on the Company.

     9. Segment Information - The Company's insurance operations and investment operations are managed separately from the traditional banking and related financial services that the Company also offers. The insurance operation provides commercial, individual and group benefit plans and personal coverage. The investment operation provides individual financial and estate planning, investment advice and services, corporate and small business pension and retirement plan services.

                                           Banking
                                             and
                                           Financial    Insurance  Investment
                                           Services     Services    Services      Total
Three months ended June 30, 2000
  Revenues from external customers          $ 7,329       $  992       $235      $ 8,556
  Income before income taxes                    784          126         (3)         907
Six months ended June 30, 2000
  Revenues from external customers           14,300        1,889        472       16,661
  Income before income taxes                  1,446          195         (8)       1,633

Three months ended June 30, 1999
  Revenues from external customers            5,898          878          0        6,776
  Income before income taxes                    584          222          0          806
Six months ended June 30, 1999
  Revenues from external customers           11,336        1,710          0       13,046
  Income before income taxes                  1,068          464          0        1,532

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

     The financial statements for 1999 have been restated to reflect the impact of the acquisition of Merchants of Shenandoah
Ban-Corp on July 1, 1999 which was accounted for under the pooling of interests method of accounting.

Results of Operations

     Net income for the quarter ended June 30, 2000 was $659,000, an increase of 13.4% over the $581,000 for the same period in 1999. For the first six months, net income was $1,242,000 or 9.0% over the $1,139,000 reported for the first six months of 1999. Basic and diluted earnings per share were $.35 and $.67 in 2000 compared to $.32 and $.62 for the second quarter and six months of 1999. Net income excluding amortization of goodwill was $724,000 for the second quarter and $1,382,000 for six months of 2000 and $610,000 for the second quarter and $1,244,000 for six months of 1999.

     The improvement in net income for the second quarter of 2000 was a result of increased net interest income and fee income, and included a one-time gain of $70,000 from the sale of newly originated commercial loans that are guaranteed by the Small Business Administration. The first quarter included a one-time gain of $245,000 from the sale of a bank-owned financial services facility. This financial services facility will be relocated to a nearby site in the near future.

     The following are the key ratios for the periods:

                                       Three Months Ended            Six Months Ended
                                             June 30                      June 30
                                       2000          1999            2000          1999
Return on average assets                .69%         .75%            0.66%        0.75%
Return on average
  stockholders' equity                10.10%        8.77%            9.54%        8.69%
Dividend payout ratio                 47.65%       43.63%           44.72%       42.25%
Average stockholders' equity
  to average assets                    6.81%        8.51%            6.96%        8.68%

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

     Net interest income was $2,809,000, an increase of 9.0% for the second quarter of 2000 compared to the second quarter of
1999.   For the first six months,  net interest income was
$5,452,000, an increase of 9.61% over the six months of 1999. The net interest margin was 3.41% compared to 3.75% for the second quarter of 1999 and 3.39% compared to 3.64% for the six month period of 1999. Average interest earning assets were $348.1 million for the second quarter of 2000, a $58.0 million or 20.0% increase over the second quarter of 1999. For the first six months, average interest earning assets were $341.1 million, a $58.1 million or 20.5% increase over the first six months 1999. The average yield on earning assets for the second quarter of 2000 was 8.02%, an increase of 35 basis points compared to the second quarter of 1999. For the first six months, average yield on earning assets was 7.92%, an increase of 31 basis points over the six months of 1999. Average loans outstanding increased 21.0% or $46.3 million over the second quarter of 1999. For the first six months, average loans outstanding increased 24.4% or $51.7 million over the same period of 1999. The category of loans that increased most substantially compared to the previous year was commercial loans, which increased by $42.1 million or 47.3% for the second quarter, and $42.8 million or 51.7% for the six months of 1999.

     The increase in the yield on average earning assets from the 1999 period to 2000 was offset by the increase in the average cost of interest-bearing deposits, which increased from 4.47% in the second quarter 1999 to 4.60% in 2000. For the first six months, the average cost of interest bearing deposits increased from 4.46% in 1999 to 4.60% in 2000. The cost on borrowed funds for the second quarter increased from 5.62% in 1999 to 7.60% in 2000. For the first six months, the cost of borrowed funds increased from 5.11% in 1999 to 6.86% in 2000. Average interest bearing liabilities for the second quarter increased by $51.0 million or 19.9% over 1999. Average interest bearing liabilities for the first six months increased by $53.5 million or 21.3% over 1999. Average short-term borrowings, including repos increased by $19.3 million for the second quarter over 1999, and by $17.5 million for the first six months over 1999. Average long-term debt outstanding increased by $13.0 million for the second quarter over 1999, and by $10.0 million for the first six months over 1999.

     The following are the key net interest margin ratios:

                                      Three Months Ended             Six Months Ended
                                           June 30                       June 30
                                      2000          1999              2000        1999
Yield on average earning assets       8.02%         7.67%             7.92%       7.61%
Cost of supporting liabilities        4.61%         3.92%             4.53%       3.97%
Net interest margin                   3.41%         3.75%             3.39%       3.64%

Provision and Allowance for Loan Losses

     The provision for loan losses for the quarter ended
June 30, 2000 was $237,000 compared to $248,000 for the second quarter of 1999. For the first six months, the provision for loan losses was $474,000 compared to $495,000 for the six months of 1999. The Company performs a review of the credit quality of its loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses. The allowance is an amount that management believes to be adequate to provide for losses that can be reasonably anticipated. Management's periodic evaluation of the adequacy of the allowance is based on past loss experience, known and inherent risks in the portfolio, adverse situations that May affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.

     The following table shows the activity in the Company's allowance for loan losses:

                                                  Three Months Ended             Six Months Ended
                                                       June 30                        June 30
                                                  2000         1999            2000          1999
Loans outstanding at end of period
  (net of unearned income)                      $277,035      $233,309        $277,035   $233,309
Average balance of loans outstanding
  during the period                              269,064       222,009         263,341    211,649
Balance of allowance for loan losses,
  beginning of period                              3,090         2,174           2,954      2,129
Loans charged-off:
     Commercial, financial and agricultural           40            (6)            108        128
     Real estate - mortgage                          129            54             168         82
     Consumer                                         15            53              39        123
Total loans charged-off                              184           101             315        333
Recoveries of loans previously charged-off
     Commercial, financial and agricultural           (4)          (46)             (6)      (67)
     Real estate - mortgage                           (3)          ( 2)             (5)       (3)
     Consumer                                         (5)         ( 14)            (29)      (22)
Total recoveries                                     (12)          (62)            (40)      (92)
Net loans charged-off                                172            39             275       241
Provision for loan losses                            237           248             474       495
Balance, end of period                          $  3,153      $  2,383          $3,153    $2,383
Net charge-offs to average loans                     .06%          .02%          0.10%      0.11%
Allowance for loan losses to loans outstanding      1.14%         1.02%          1.14%      1.02%

     The following table summarizes the Company's non-performing assets:


                                                               June 30, 2000    December 31, 1999
                                                                     (Amounts in thousands)
Non-accrual loans
  Real estate - mortgage                                        $  391           $  797
Consumer                                                             0
  Commercial, financial and agricultural                           776            1,192
Total                                                            1,167            1,989

Loans past due 90 days or more and still accruing interest
  Real estate - mortgage                                            28              363
     Consumer                                                       24               86
     Commercial, financial and agricultural                        236              226
     Total                                                         288              675

Troubled debt restructurings                                     1,059            1,084

Total non-performing loans                                       2,514            3,748

Other real estate owned                                            336              150

Total non-performing assets                                     $2,850           $3,898

Non-performing loans to total loans                                .91%            1.48%
Non-performing assets to total loans plus OREO                    1.03%            1.54%

Other Income

     Other income for the three months ended June 30, 2000 totaled $1.733 million, an increase of $506,000 over 1999. For the first six months, other income totaled $3.489 million, an increase of $1.137 million over 1999. Included in the results for the 2000 period is a one-time gain on sale of Bank-owned real estate of $245,000 and a one-time gain on sale of SBA loans of $70,000.

     The Company also recognized approximately $235,000 for the second quarter and $472,000 for the six month period of commission and fee income from its broker and investment advisory subsidiary, a revenue source that was not included in the Company's results for the same period of last year. The fees and commissions from the Company's insurance operations increased by $160,000 or 18.4% for the second quarter and by $250,000 or 14.7% for the six month period of 2000.

Other Expense

     Other expense for the three months ended June 30, 2000 was $3.398 million compared to $2.75 million for 1999. Other expense for the first six months was $6.834 million compared to $5.299 million over 1999. Salary and benefits expense for the second quarter of 2000 increased to $1.90 million from $1.36 million for 1999. Salary and benefits expense for the first six months increased to $3.71 million in 2000 from $2.69 million for 1999. This increase from the 1999 period resulted from the addition of 27 full-time equivalent employees or a 19% increase in staff since June 30, 1999, and a 4% overall merit increase applied to base salaries during the past twelve months. The addition of the investment subsidiary caused an addition of 8 full-time equivalent employees and a $270,000 addition to salary and benefits expense. The remaining additions to staff have been made to establish the infrastructure to effectively manage the Company going forward. Occupancy and equipment expense for the second quarter of 2000 was $451,000, a $91,000 or 25.3%
increase over 1999. For the first six months, occupancy and equipment expense was $873,000, a $164,000 or 23.1% increase over 1999. This increase was attributable primarily to the addition of two new financial service centers opened during 1999. Expenses related to the holding of other real estate owned totaled $143,000 for 2000 compared to $148,000 for the first six months of 1999. The 2000 expense includes write-downs of two specific properties totaling approximately $70,000. Increases in computer services and marketing expenses, and the additional goodwill amortization resulting from the acquisition of the Company's investment subsidiary in October 1999 also contributed to the increase in other expense during the first six months of 2000. Goodwill amortization of $140,000 was recorded in 2000 compared to $105,000 in the first six months of 1999.

Federal Income Taxes

     The effective federal income tax rate for the Company for the quarter ended June 30, 2000 was 27.4% compared to 27.8% for 1999. For the first six months of 2000 the effective federal income tax rate was 23.9% compared to 25.7% for 1999. The effective tax rate for 2000 was lower than the rate for 1999 as a result of an increased amount of non-taxable interest income and an increase in tax-advantaged income from increases in the cash surrender values and insurance proceeds from bank-owned life insurance assets.

Financial Condition

     The total assets of the Company at June 30, 2000 were $393 million, an increase of approximately $35 million since
December 31, 1999, and an annualized rate of growth of 19.4% for the first six months of 2000. Total loans increased at an annual rate of 21.0% for the second quarter or $13.8 million since March 31st and an annual growth rate of 18.8% or $23.8 million since December 31, 1999. A significant portion of the growth in loans occurred in the commercial loan portion of the portfolio. The increase in loan balances was funded by an increase of $21.5 million in deposits since December 31, 1999, a 16.0% annual growth rate, and an increase of approximately $2.1 million in overnight funds purchased. A significant portion of the growth in deposits occurred in time deposits which increased by $12.3 million since March 31st or 36.7%, and by $16.3 million or 25.1% since December 31, 1999.

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

     An important indicator in the banking industry is the leverage ratio, defined as the ratio of Tier I capital less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at June 30, 2000 was 7.70% compared to 7.97% at March 31,2000 and to 6.61% at December 31, 1999.
The increase in this ratio resulted primarily from the issuance of $5 million of mandatory redeemable capital securities and, to a much lesser extent, from normally retained earnings. The mandatory redeemable securities are included for regulatory purposes as Total I capital with certain limiting restrictions. At June 30, 2000 the entire amount of these securities was allowable to be included as Tier I capital for the Company. For both periods, the capital ratios were above minimum regulatory guidelines.

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

                                                                                               To Be Well
                                                                           Per Capital      Capitalized Under
                                                                            Adequacy        Prompt Corrective
                                                         Actual             Purposes        Action Provisions
                                                   Amount     Ratio     Amount     Ratio     Amount   Ratio
(Amounts In Thousands)
As of June 30, 2000:
Total capital (to risk-weighted assets):
  First Leesport Bancorp                           $32,018    11.56%    $22,149     8.00%    $27,686  10.00%
  The First National Bank of Leesport               25,715    11.15      18,448     8.00      23,061  10.00
  Merchants Bank of Pennsylvania                     4,897    12.29       3,189     8.00       3,986  10.00
Tier I capital (to risk-weighted assets):
  First Leesport Bancorp                            28,865    10.43      11,074     4.00      16,612   6.00
  The First National Bank of Leesport               22,952     9.95       9,224     4.00      13,836   6.00
  Merchants Bank of Pennsylvania                     4,507    11.31       1,594     4.00       2,391   6.00
Tier I capital (to average assets):
  First Leesport Bancorp                            28,865     7.70      14,996     4.00      18,745   5.00
  The First National Bank of Leesport               22,952     7.52      12,208     4.00      15,260   5.00
  Merchants Bank of Pennsylvania                     4,507     6.76       2,668     4.00       3,335   5.00

As of December 31, 1999:
Total capital (to risk-weighted assets):
  First Leesport Bancorp                           $25,972    10.93%    $19,006     8.00%    $23,757  10.00%
  The First National Bank of Leesport               20,719    10.25      16,453     8.00      20,566  10.00
  Merchants Bank of Pennsylvania                     4,317    11.56       2,979     8.00       3,724  10.00
Tier I capital (to risk-weighted assets):
  First Leesport Bancorp                            23,018     9.69       9,503     4.00      14,254   6.00
  The First National Bank of Leesport               18,148     9.00       8,226     4.00      12,340   6.00
  Merchants Bank of Pennsylvania                     3,957    10.61       1,490     4.00       2,234   6.00
Tier I capital (to average assets):
  First Leesport Bancorp                            23,018     6.61      13,933     4.00      17,417   5.00
  The First National Bank of Leesport               18,148     6.37      11,387     4.00      14,234   5.00
  Merchants Bank of Pennsylvania                     3,957     6.42       2,464     4.00       3,080   5.00

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

     At June 30, 2000, the Company had a total of $70.8 million or 18% of total assets in borrowed funds. These borrowings included $15.1 million of overnight federal funds purchased, $12.1 million of repurchase agreements with customers, $37.1 million of term borrowing with the Federal Home Loan Bank having final maturities ranging from August, 2000 through December, 2009 at interest rates from 4.72% to 6.81% and other long term borrowings of $6.5 million. At June 30, 2000 the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $99 million and outstanding borrowings of $52.2 million.

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

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None.

Item 4.  Submission of Matters to Vote of Security Holders -

     At the annual meeting of shareholders held on April 18, 2000, shareholders of the Company approved the First Leesport Bancorp, Inc. Non-Employee Director Compensation Plan, which requires directors of the Company to receive at least 65% of their total directors' fees in the form of common stock, approved the First Leesport Bancorp, Inc. Employee Stock Purchase Plan, which permits employees to purchase common stock through payroll deductions, and ratified the appointment of Beard & Company, Inc., as the Company's independent auditors for the year ending December 31, 2000. The Company's shareholders also elected Edward L. Barrett, James H. Burton, Keith W. Johnson, Andrew J. Kuzneski, Jr. and Harry J. O'Neill, III as Class III directors of the Company to serve until 2003. The votes cast in such matters were as follows:

                                                  Abstentions/
                              For     Against   Broker Non-Votes
Non-Employee Director
  Compensation Plan       1,115,477    87,441        59,336

Employee Stock Purchase
  Plan                    1,176,708    37,792        47,756

Ratification of Beard &
  Company, Inc. as
  independent auditors    1,335,395     7,289        36,285

     The votes cast in the election with respect to each individual nominee were as follows:

                                               For      Withheld
Edward C. Barrett                           1,364,931    14,577
James H. Burton                             1,364,931    14,577
Keith W. Johnson                            1,364,931    14,577
Andrew J. Kuzneski, Jr.                     1,363,125    16,383
Harry J. O'Neill, III                       1,363,449    16,055

     The terms of office of the following directors of the Company continued after the annual meeting of shareholders:
Anthony R. Cali, John T. Connelly, Richard L. Henry, Charles J. Hopkins, William J. Keller, Raymond H. Melcher, Jr., Roland C. Moyer, Jr., Karen A. Rightmire, and Alfred J. Weber.

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27     Financial Data Schedule

         (b)  Reports on Form 8-K - None

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FIRST LEESPORT BANCORP, INC.
                            (Registrant)

Dated:  August 14, 2000     By /s/Raymond H. Melcher, Jr.
                               Raymond H. Melcher, Jr.
                               Chairman, President and Chief
                               Executive Officer

Dated:  August 14, 2000     By /s/ Kurt A. Phillips
                               Kurt A. Phillips
                               Treasurer and Chief Accounting
                               Officer