Form 10-Q
period 2000-09-30
FIRST LEESPORT BANCORP INC
filed 2000-11-14
CIK 775662

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

   (X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2000,

                               or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                    Number of Shares Outstanding
                                       as of November 1, 2000
COMMON STOCK ($5.00 Par Value)                 1,853,005
     (Title of Class                     (Outstanding Shares)

     First Leesport Bancorp, Inc. (the "Company") may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits hereto and thereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company's control). The words "may," "could," "should," "would," believe," "anticipate," "estimate," "expect, "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance; technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

     The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.



Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

          FIRST LEESPORT BANCORP, INC. AND SUBSIDIARIES
         UNAUDITED CONSOLIDATED, CONDENSED BALANCE SHEETS
                      (Amounts in thousands)

                                            Sept 30      Dec 31
ASSETS                                        2000        1999

Cash and Due from Banks                    $  7,639    $ 15,376
Interest-bearing Deposits in Other Banks        901         489
Total Cash and Balances Due from Banks        8,540      15,865
Securities Available for Sale                76,272      72,165
Loans, Net of Unearned Income               280,090     253,194
Less: Allowance for Loan Losses              (3,373)     (2,954)
Net Loans                                   276,717     250,240
Bank Premises and Equipment                   8,147       7,599
Other Real Estate Owned                         276         196
Goodwill, net of Amortization                 4,524       4,702
Accrued Interest Receivable
  and Other Assets                           12,164       7,851

    TOTAL ASSETS                           $386,640    $358,618
                                           ========    ========

LIABILITIES
DEPOSITS
Non-interest Bearing                       $ 32,938    $ 30,941
Interest Bearing                            253,189     238,403
Total Deposits                              286,127     269,344
Federal Funds Purchased                      18,600      23,567
Securities Sold Under Agreements
    to Repurchase                            12,704       4,608
Long-term Debt                               32,500      31,000
Mandatory Redeemable Capital Securities
  Of Subsidiary Trust                         5,000           0
Accrued Interest Payable                      1,715       1,675
Other Liabilities                             2,931       2,822

     TOTAL LIABILITIES                      359,577     333,016


SHAREHOLDERS' EQUITY
Common Stock, $5.00 Par Value per Share;
Authorized 10,000,000 shares,
Issued 1,858,474 Shares in 2000,
       1,858,919 shares in 1999          9,292       9,295
Surplus                                       4,999       4,988
Retained Earnings                            14,477      13,571
Accumulated Other Comprehensive
  Income (Loss)                              (1,630)     (2,134)
Treasury Stock; 5,469 shares in 2000
  8,629 shares in 1999, at cost                 (75)       (118)
    TOTAL SHAREHOLDERS' EQUITY               27,063      25,602

    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                               $386,640    $358,618
                                           ========    ========

The accompanying notes are an integral part of these condensed financial statements.



          FIRST LEESPORT BANCORP, INC. AND SUBSIDIARIES
     UNAUDITED CONSOLIDATED, CONDENSED STATEMENTS OF INCOME
          (Amounts in thousands, except per share data)

                                    Three Months Ended              Nine Months Ended
                              Sept 30, 2000   Sept 30, 1999   Sept 30, 2000   Sept 30, 1999

INTEREST INCOME
Interest and Fees on Loans         $5,701          $4,867         $16,284         $13,306
Interest on Securities:
  Taxable                           1,044             881           2,882           2,610
  Tax-Exempt                          203             211             732             652
Dividend Income                        67              46             199              90
Interest on Federal Funds Sold         39               9             129              50

    TOTAL INTEREST INCOME           7,054           6,014          20,226          16,708

INTEREST EXPENSE
Interest on Deposits                3,193           2,603           8,762           7,344
Interest on Short-term
  Borrowings                          391             269           1,354             544
Interest on Long-term Debt            647             319           1,835           1,023

    TOTAL INTEREST EXPENSE          4,231           3,191          11,951           8,911

NET INTEREST INCOME                 2,823           2,823           8,275           7,797
Provision for Loan Losses             308             505             782           1,000
Net Interest Income after
  Provision for Loan Losses         2,515           2,318           7,493           6,797

OTHER INCOME
Customer Service Fees                 173             118             439             347
Mortgage Banking Activities            60              65             194             213
Commissions on Insurance Sales      1,010             820           2,956           2,516
Brokerage and Investment Advisory
  Fees                                308               0             781               0
Loss on Sale of Residential
  Mortgages                          (203)            (63)           (203)            (63)
Other Income                          172             207             837             445
Realized Gain on Sale of
  Securities                           50               2              55              42

    TOTAL OTHER INCOME              1,570           1,149           5,059           3,500

OTHER EXPENSES
Salaries and Benefits               1,892           1,755           5,604           4,448
Occupancy Expense                     202             202             674             552
Furniture and Equipment Expense       208             177             609             536
Computer Services                     231             338             775             655
Goodwill Amortization                  65              58             205             163
Other Real Estate Expenses             43              23             187             171
Other Operating Expenses              934           1,093           2,355           2,420

    TOTAL OTHER EXPENSES            3,575           3,646          10,409           8,945

Income (Loss) Before Income Taxes     510            (179)          2,143           1,352
Federal Income Taxes                   67             (74)            458             318

    NET INCOME (LOSS)              $  443          $ (105)        $ 1,685         $ 1,034

EARNINGS PER SHARE DATA
Averages Shares Outstanding     1,853,005       1,836,822       1,851,610       1,836,726
Basic Earnings (Loss) Per Share     $0.24          $(0.06)          $0.91           $0.56
Diluted Earnings (Loss) Per
  Share                              0.24           (0.06)           0.91            0.56
Cash Dividends Paid Per Share        0.15            0.14            0.45            0.40

The accompanying notes are an integral part of these condensed financial statements.



          FIRST LEESPORT BANCORP, INC. AND SUBSIDIARIES
    UNAUDITED CONSOLIDATED, STATEMENTS OF COMPREHENSIVE INCOME
                      (Amounts in thousands)

                                         Nine Months Ended
                                   Sept 30, 2000   Sept 30, 1999

Net Income                             $1,685         $ 1,034
Other Comprehensive Income (Loss),
  net of tax:
  Unrealized gains (losses) on
    securities arising during the
    period, net of tax expense
    (benefit):  2000 - $278;
    1999 - ($1,477)                       540          (2,231)

  Less:  Reclassification
    adjustments for gains included
    in net income, net of tax
    expense:  2000 - $19;
    1999 - $14                            (36)            (28)
  Other Comprehensive Income (Loss)       504          (2,259)

Comprehensive Income                   $2,189         $(1,225)

The accompanying notes are an integral part of these condensed financial statements.



          FIRST LEESPORT BANCORP, INC. AND SUBSIDIARIES
    UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          (Amounts in thousands, except per share data)

                                         Nine Months Ended
                                   Sept 30, 2000   Sept 30, 1999
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net Income                           $  1,685        $  1,034
Adjustments to Reconcile Net Income
  to Net Cash Provided By
  Operating Activities:
Provision for loan losses                 782           1,000
Provision for depreciation and
  amortization                            743             428
Net amortization (accretion) of
  securities premiums and
  discounts                               (45)             34
Amortization of mortgage servicing
  rights                                   16              15
Increase in cash surrender value of
  life insurance                         (220)            (70)
Realized gains and losses on sale
  of securities                            55              42
Loans originated for sale              (6,796)         (5,585)
Proceeds from sales of loans            6,634           5,641
Realized gain on sale of bank premises
  and equipment                          (246)              0
Increase in accrued interest
  receivable and other assets            (694)           (677)
Increase (decrease) in accrued
  interest payable and other
  liabilities                             149            (891)
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                           $2,063          $  971

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Proceeds from principal repayments
  and maturities of securities       $  3,004        $ 15,295
Net (increase) in federal funds
  sold                                      0            (650)
Proceeds from sales of securities       7,160           9,283
Purchase of securities                (14,171)        (20,192)
Loans made to customers, net of
  repayments                          (26,896)        (56,704)
Purchases of bank premises and
  equipment                            (1,217)         (1,295)
Purchase of life insurance policies    (3,317)              0
Proceeds from sale of premises
  and equipment                           416               0
NET CASH USED IN INVESTING
  ACTIVITIES                         $(35,021)       $(54,263)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
Net increase in deposits               16,783          35,709
Net increase in federal
  funds purchased and repurchase
  agreements                            3,129          13,446
Net proceeds from short-term
  borrowings                                0           4,300
Proceeds from long-term debt            1,500               0
Proceeds from issuance of common
  stock                                    54               0
Proceeds from issuance of capital
  securities                            5,000               0
Dividends paid                           (833)           (757)
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                          $25,633         $52,698

Decrease in cash and
  cash equivalents                    ($7,325)          ($594)
Cash and cash equivalents:
  Beginning                          $ 15,865        $  6,765
  Ending                             $  8,540        $  6,171

The accompanying notes are an integral part of these condensed financial statements.



                  FIRST LEESPORT BANCORP, INC.

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The unaudited consolidated financial statements contained herein have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. For comparative purposes, prior years' consolidated financial statements have been reclassified to conform with report classifica-tions of the current year.

2. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

5. On September 22, 2000, the charters of the wholly owned banking subsidiaries of the Company, the First National Bank of Leesport and Merchants Bank of Pennsylvania, were merged into a single charter under the name Leesport Bank.

6. On July 1, 1999 the Company completed the acquisition of Merchants of Shenandoah Ban-Corp, a single-bank holding company for Merchants Bank of Pennsylvania. This acquisition was treated as a pooling of interests for financial accounting purposes. The consolidated financial statements have been restated to give retroactive effect to the merger. The consolidated statement of income and the consolidated statement of cash flows for the period ended September 30, 1999 are presented as if the combining companies had been consolidated for that period.

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

8. In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, letters of credit and commitments to sell loans. Such financial instruments are recorded in the consolidated balance sheets when they become receivable or payable.

9.  The Financial Accounting Standards Board issued
    Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998 which was amended by Statement No. 137 and Statement No. 138. The Company is required to adopt the Statement on January 1, 2001. The adoption of the Statement is not expected to have a significant impact on the Company.

10. In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaces FASB No. 125, of the same name. It revises the standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of FASB No. 125 without reconsideration. FASB No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than these exceptions, earlier or retroactive application of its accounting provisions is not permitted. The adoption of the statement is not expected to have a significant impact on the Company.

11. Segment Information - The Company's insurance operations and investment operations are managed separately from the traditional banking and related financial services that the Company also offers. The insurance operation provides commercial, individual, and group benefit plans and personal coverage. The investment operation provides individual financial, retirement and estate planning, investment advice and services, corporate and small business pension and retirement planning services.

                                               Banking
                                                 and
                                              Financial   Insurance   Investment
                                               Services    Services    Services      Total
Three months ended September 30, 2000
  Revenues from external customers             $ 7,306      $1,010       $308      $ 8,624
  Income before income taxes                       277         170         63          510
Nine months ended September 30, 2000
  Revenues from external customers              21,548      $2,956       $781      $25,285
  Income before income taxes                     1,666         422         55        2,143

Three months ended September 30, 1999
  Revenues from external customers               6,441         820          0        7,261
  Income before income taxes                      (271)         92          0         (179)
Nine months ended September 30, 1999
  Revenues from external customers              17,791       2,516          0       20,307
  Income before income taxes                       810         542          0        1,352



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

Results of Operations

     Net income for the three months ended September 30, 2000 was $443,000 compared to a net loss of $105,000 for the three months ended September 30, 1999. Net income for the third quarter of 2000 was negatively affected by a loss of $102,000, net of tax, that was incurred as a result of the sale of $6.4 million of fixed rate residential mortgage loans and $6.3 million of municipal investment securities. The 1999 results were negatively affected by charges of $617,000, net of taxes, for non-recurring merger expenses related to the acquisition of Merchants of Shenandoah Bancorp. Net income per common share, basic and diluted, was $.24 and $.91 for the three and nine month periods ended September 30, 2000. Net income for the nine months ended September 30, 1999 was $.56 per share, basic and diluted, and a loss of $.06 per share was recognized in the third quarter of 1999.

     Net income before goodwill amortization was $508,000 and $1,890,000 for the three and nine month periods ended
September 30, 2000. Net income before goodwill amortization for the nine months ended September 30, 1999 was $1,197,000.

     The following are the key ratios for each period:

                          Three Months Ended   Nine Months Ended
                             September 30         September 30
                            2000      1999        2000     1999

Return on average assets    0.45%      N/M        0.59%    0.44%
Return on average
  shareholders' equity      6.62%      N/M        8.56%    5.23%
Dividend payout ratio      62.73%      N/M       49.46%   73.21%
Average shareholders'
  equity to average
  assets                    6.86%     8.07%       6.92%    8.47%

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

     Net interest income for the three months ended
September 30, 2000 was $2.96 million, a 3.5% increase over the $2.86 million reported for the third quarter of 1999. For the first nine months of 2000, net interest income was $8.73 million compared to $7.89 million for 1999, an increase of 10.6%. The net interest margin for the three and nine month periods of 2000 was 3.30% and 3.36%, respectively, compared to 3.60% for the third quarter of 1999 and 3.63% for the nine month period of 1999. Average interest earning assets for the third quarter of 2000 were $357.8 million, a $40 million or 13% increase over the third quarter of 1999. For the nine months ended September 30, 2000 average interest earning assets totaled $347 million, a $52 million or 18% increase over the 1999 period.

     The following are the key net interest margin ratios:

                          Three Months Ended   Nine Months Ended
                             September 30        September 30
                             2000    1999        2000    1999
Yield on average earning
  assets                    8.00%   7.67%       7.96%   7.61%
Cost of supporting
  liabilities               4.70%   4.07%       4.60%   3.98%
Net interest margin         3.30%   3.60%       3.36%   3.63%

Provision and Allowance for Loan Losses

     The provision for loan losses for the quarter ended September 30, 2000 was $308,000 compared to $505,000 for the third quarter of 1999. For the first nine months of 2000, the provision for loan losses was $782,000 compared to $1,000,000 for the same period of 1999. Additions to the allowance are made based upon quality factors existing at that time. The Company performs a review of the credit quality of its loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses. The allowance is an amount that management believes to be adequate to provide for losses that can be reasonably anticipated. Management's periodic evaluation of the adequacy of the allowance is based on past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.

      The allowance at September 30, 2000 was $3.37 million or 1.20% of outstanding loans compared to $2.84 million or 1.13% of loans at September 30, 1999. At September 30, 2000 there was a total of $28,000 of the allowance that was unallocated to specific outstanding balances compared to $344,000 at December 31, 1999.

     The following table shows the activity in the Company's allowance for loan losses:

                                                Three Months Ended      Nine Months Ended
                                                   September 30            September 30
                                                 2000        1999        2000        1999
Loans outstanding at end of period
  (net of unearned income)                    $280,090    $250,937    $280,090    $250,937
Average balance of loans outstanding
  during the period                            278,006     235,325     268,229     219,541
Balance of allowance for loan losses,
  beginning of period                            3,153       2,383       2,954       2,129
Loans charged-off:
  Commercial, financial and agricultural            48           0         156         128
  Real estate - mortgage                            52           1         220          83
  Consumer                                          16          58          55         181
    Total loans charged-off                        116          59         431         392
Recoveries of loans previously charged-off
  Commercial, financial and agricultural             0          (1)         (6)        (68)
  Real estate - mortgage                           (21)         (2)        (26)         (5)
  Consumer                                          (7)         (6)        (36)        (28)
    Total recoveries                               (28)         (9)        (68)       (101)
Net loans charged-off                               88          50         363         291
Provision for loan losses                          308         505         782       1,000
Balance, end of period                        $  3,373    $  2,838    $  3,373    $  2,838
Net charge-offs to average loans                   .03%        .02%       0.13%       0.13%
Allowance for loan losses to loans
  outstanding                                     1.20%       1.13%       1.20%       1.13%

     The following table summarizes the Company's non-performing assets:

                          September 30, 2000   December 31, 1999
                                  (Amounts in thousands)
Non-accrual loans
  Real estate - mortgage        $  337              $  797
  Consumer                           0                   0
  Commercial, financial
    and agricultural               741               1,192
Total                            1,078               1,989

Loans past due 90 days
  or more and still
  accruing interest
  Real estate - mortgage           164                 363
  Consumer                          29                  86
  Commercial, financial
    and agricultural               331                 226
    Total                          523                 675

Troubled debt restructurings     1,030               1,084

Total non-performing loans       2,631               3,748

Other real estate owned            276                 150

Total non-performing assets     $2,907              $3,898

Non-performing loans to
  total loans                      .94%               1.48%
Non-performing assets to
  total loans plus OREO           1.04%               1.54%

Other Income

     Other income for the three months ended September 30, 2000 totaled $1.57 million, an increase of $421,000 or 37% over 1999. For the nine months of 2000, other income totaled
$5.059 million, an increase of $1.559 million or 45% compared to 1999. Included in the 2000 results are broker and investment advisory fees totaling $308,000 in the three month period and $781,000 for the nine month period. These fees were provided by the broker/dealer and investment advisory subsidiary of the Company, First Leesport Investment Group and First Leesport Wealth Management. No similar income was recognized in the same periods of 1999 as these subsidiaries were acquired in October 1999. An increase in commissions earned on insurance sales provided $190,000 of additional fee income during the third quarter of 2000 as compared to 1999 and additional fee income of $440,000 for the nine month period of 2000 as compared to 1999. A gain of $245,000 is included in the year-to-date non-interest income from the sale of a Bank financial services facility during the first quarter of 2000.

     A sale of $6.4 million of residential mortgage loans was completed during the third quarter of 2000. This sale resulted in a loss before federal income taxes of $203,000. A total of $6.5 million of available for sale investment securities were sold during the quarter at a net gain of $50,000 before tax. Both transactions were performed for the purpose of improving the Company's liquidity and reducing its long-term exposure to movements in interest rates.

Other Expense

     Other expense for the three months ended September 30, 2000 was $3.58 million compared to $3.65 million for 1999. Other expense for the first nine months of 2000 was $10.41 million compared to $8.95 million for 1999. Expenses for the three and nine months of 1999 included approximately $814,000 of costs related to the acquisition of Merchants of Shenandoah Bancorp in July of 1999. Salary and benefits expense for the three months ended September 30, 2000 increased to $1.89 million from $1.76 million for 1999. Approximately $270,000 of non-recurring salary expense related to the merger was incurred during the 1999 period. Salary and benefits expense for the first nine months of 2000 increased to $5.60 million from $4.45 million in 1999. The increase from the 1999 period resulted from the addition of 12 full-time equivalent employees since
September 30, 1999, the majority of which represent personnel associated with the acquisition of the Company's investment subsidiaries in October 1999. A 4% overall merit increase has been applied to base salaries as compared to the 1999 periods.

     Occupancy and equipment expense for the third quarter of 2000 was up by $31,000 or 8% over the same quarter of 1999. For the first nine months of 2000, occupancy and equipment expense was $1,283,000, a $195,000 or 18% increase over 1999. This increase was attributable primarily to two new financial service centers opened during the latter part of 1999.

     Increases in the cost of data processing services and marketing expenses also contributed to the increase in other expense during the first nine months of 2000. The cost of the Company's primary data processing operations provided by a third party during the first nine months of 2000 increased by $246,000 compared to the same period of 1999. Total marketing and advertising expenses increased by $53,000 compared to the first nine months of 1999.

Federal Income Taxes

     The effective federal income tax rate for the Company for the nine months ended September 30, 2000 was 21.3% compared to 23.5% for 1999. The effective tax rate for 2000 was lower than the rate for 1999 as a result of an increase in the amount of non-taxable interest income and an increase in tax-advantaged income from increases in the cash surrender values and insurance proceeds from bank-owned life insurance assets.

Financial Condition

     The total assets of the Company at September 30, 2000 were $387 million, an increase of approximately $28 million since December 31, 1999 and an annualized growth rate of 10% Total loans outstanding increased by $3.1 million during the third quarter of 2000, and have grown by $26.9 million since
December 31, 1999. During the third quarter of 2000, the sale of $6.4 million of residential mortgage loans was completed. A total of $6.5 million of available for sale investment securities were sold during the quarter at a net gain of $50,000 before tax. Both transactions were performed for the purpose of improving the Company's liquidity and reducing its exposure to movements in interest rates. Excluding the effect of the loan sale during the quarter, total loans grew at an annualized growth rate of 14% for the quarter, and have increased at an annualized growth rate of 18% year to date in 2000.

     Deposits increased by $17 million or at an 8% annualized growth rate since December 31, 1999. Deposit growth has been flat during the third quarter of 2000 as a significant portion of the Company's loan growth during the quarter was funded by the funds made available from the sale of the residential mortgage loans and through normal maturities and cash flows from the investment portfolio. Short and long-term borrowings also remained flat during the quarter. Since year-end 1999 borrowings have increased by $9.6 million. Repurchase agreements with customers, which are included in short term borrowings, increased during the same period by $8.1 million. Additionally, in the first quarter of 2000 the Company issued $5 million of mandatory redeemable securities of its capital trust, more commonly referred to as trust preferred securities.

Capital Resources

     Federal bank regulatory agencies have established certain capital-related criteria that must be met by banks and bank holding companies. The measurements that incorporate the varying degrees of risk contained in the Banks' balance sheets and exposure to off-balance sheet commitments were established to provide a framework for comparing different institutions.

     As required by federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy. Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments. For the Company, Tier 1 capital consists of common stockholders' equity plus mandatory redeemable capital securities less intangible assets, including goodwill, and Tier II capital includes Tier I capital plus the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets. By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier I and Tier II capital regulatory authorities.

     The adequacy of the Company's capital is reviewed on an ongoing basis with regard to size, composition and quality of the Company's resources. An adequate capital base is important for continued growth and expansion in addition to providing an added protection against unexpected losses.

     An important indicator in the banking industry is the leverage ratio, defined as the ratio of Tier I capital less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at September 30, 2000 was 7.54% compared to 7.70% at June 30, 2000 and to 6.61% at December 31, 1999. The increase in this ratio compared to year end resulted primarily from the issuance of $5 million of mandatory redeemable capital securities and, to a lesser extent, from normally retained earnings. The mandatory redeemable securities are included for regulatory purposes as Tier I capital with certain limiting restrictions. At September 30, 2000 the entire amount of these securities was allowable to be included as Tier I capital for the Company. For both periods, the capital ratios were above minimum regulatory guidelines.

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

     The Company is not aware of any pending recommendations by regulatory authorities that would have a material impact on the Company's capital resources. An adequate capital base is important for continued growth and expansion in addition to providing an added protection against unexpected losses.

     The following table sets forth the Company's capital ratios:

                                                                                   To Be Well
                                                              For Capital       Capitalized Under
                                                                Adequacy        Prompt Corrective
                                             Actual             Purposes        Action Provisions
                                         Amount    Ratio    Amount     Ratio    Amount     Ratio
                                                          (Amounts In Thousands)
As of September 30, 2000:
Total capital (to risk-weighted
  assets):
  First Leesport Bancorp                $32,491   12.09%   $ 21,508    8.00%   $ 26,885    10.00%
  Leesport Bank                          31,048   11.54      21,518    8.00      26,898    10.00
Tier I capital (to risk-weighted
  assets):
  First Leesport Bancorp                 29,143   10.84      10,754    4.00      16,131     6.00
  Leesport Bank                          27,686   10.29      10,759    4.00      16,139     6.00
Tier I capital (to average assets):
  First Leesport Bancorp                 29,143    7.54      15,462    4.00      19,328     5.00
  Leesport Bank                          27,686    7.22      15,342    4.00      19,177     5.00

As of December 31, 1999:
Total capital (to risk-weighted
  assets):
  First Leesport Bancorp                $25,972   10.93%    $19,006    8.00%    $23,757    10.00%
  The First National Bank of Leesport    20,719   10.25      16,453    8.00      20,566    10.00
  Merchants Bank of Pennsylvania          4,317   11.56       2,979    8.00       3,724    10.00
Tier I capital (to risk-weighted
  assets):
  First Leesport Bancorp                 23,018    9.69       9,503    4.00      14,254     6.00
  The First National Bank of Leesport    18,148    9.00       8,226    4.00      12,340     6.00
  Merchants Bank of Pennsylvania          3,957   10.61       1,490    4.00       2,234     6.00
Tier I capital (to average assets):
  First Leesport Bancorp                 23,018    6.61      13,933    4.00      17,417     5.00
  The First National Bank of Leesport    18,148    6.37      11,387    4.00      14,234     5.00
  Merchants Bank of Pennsylvania          3,957    6.42       2,464    4.00       3,080     5.00

Liquidity and Interest Rate Sensitivity

     The banking industry is affected by an environment in which interest rates may be volatile and in which deposit customers have the opportunity to invest in liquid, interest rate-sensitive deposits. The banking industry has adapted to managing its interest rate risk in this environment by using a process known as asset/liability management.

     Adequate liquidity means the ability to obtain sufficient cash to meet all current and projected financing needs promptly and at a reasonable cost. These needs include deposit withdrawal, liability runoff, and increased loan demand. The principal sources of liquidity are deposit generation, overnight federal funds transactions with other financial institutions, investment securities portfolio maturities and cash flows, and maturing loans and loan repayments. The Bank can also sell residential mortgage loans into the secondary market. Other sources of liquidity are term borrowings from the Federal Home Loan Bank, and the discount window of the Federal Reserve Bank.

    During the third quarter of 2000, the Company completed a sale of $6.4 million of residential mortgage loans. This sale served to improve the Company's liquidity as the funds received from this sale were not immediately reinvested into other earning assets. At September 30, 2000 total borrowed funds were $63.8 million or 17% of total assets. These borrowings included $18.6 million of overnight federal funds purchased, $12.7 million of repurchase agreements with customers, $31.0 million of term borrowing with the Federal Home Loan Bank, and $1.5 million of term debt with other financial institutions. The FHLB borrowings have final maturities ranging from October 2000 through December 2009 at interest rates from 4.72% to 6.32%.
The term borrowings with other financial institutions have a maturity of March 2005 at interest rates from 8.50% to 9.00%.
At September 30, 2000, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately
$99 million.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to Vote of Security Holders -
         None

Item 5.  Other Information -None

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


                                    FIRST LEESPORT BANCORP, INC.
                                            (Registrant)


Dated:  November 14, 2000          By /s/Raymond H. Melcher, Jr.
                                     Raymond H. Melcher, Jr.
                                     Chairman, President and
                                     Chief Executive Officer

Dated:  November 14, 2000          By /s/ Kurt A. Phillips
                                     Kurt A. Phillips
                                     Treasurer and Chief
                                     Accounting Officer