Form 10-K
period 2000-12-31
FIRST LEESPORT BANCORP INC
filed 2001-03-29
CIK 775662

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-K

               ANNUAL REPORT UNDER SECTION 13 OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE
              FISCAL YEAR ENDED DECEMBER 31, 2000

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 19, 2001, the aggregate market value of the Common
Stock (based upon the average sales price on such date) of the Registrant held by nonaffiliates was $25.6 million.

Number of Shares of Common Stock Outstanding at March 19, 2001:
1,868,900.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement prepared in connection with its Annual Meeting of Stockholders to be held on April 24, 2001 are incorporated in Part III hereof.



                                 INDEX

                                                            PAGE

PART I

Item 1.     Business.........................................

Item 2.     Properties.......................................

Item 3.     Legal Proceedings................................

Item 4.     Submission of Matters to a Vote of Security
            Holders..........................................

Item 4A.    Executive Officers of the Registrant.............

PART II

Item 5.     Market for Registrant's Common Equity and
            Related Stockholder Matters......................

Item 6.     Selected Financial Data..........................

Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations.......................................

Item 7A.    Quantitative and Qualitative Disclosures
            About Market Risk................................

Item 8.     Financial Statements and Supplementary Data......

Item 9.     Changes in and Disagreements with
            Accountants on Accounting and Financial
            Disclosure.......................................

PART III

Item 10.    Directors and Executive Officers of the
            Registrant.......................................

Item 11.    Executive Compensation...........................

Item 12.    Security Ownership of Certain Beneficial
            Owners and Management............................

Item 13.    Certain Relationships and Related
            Transactions.....................................

PART IV

Item 14.    Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K..........................

SIGNATURES...................................................



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

The Bank

     The Company wholly-owns its banking subsidiary, Leesport Bank ("Leesport Bank" or the "Bank"),a Pennsylvania chartered commercial bank. During the year ended December 31, 2000, the charters of The First National Bank of Leesport and Merchants Bank of Pennsylvania, both wholly-owned banking subsidiaries of the Company, were merged into a single charter under the name Leesport Bank. The First National Bank of Leesport was incorporated under the laws of the United States of America as a national bank in 1909. Since its inception, Leesport Bank, or its predecessor, the First National Bank of Leesport, has operated as a banking institution doing business in Berks County, Pennsylvania. Merchants Bank of Pennsylvania, a Pennsylvania chartered commercial bank, was acquired in 1999 as a result of the merger between the Company and Merchants of Shenandoah Ban-Corp. Merchants Bank of Pennsylvania, now a division of the Bank, operates in the counties of Schuylkill and Luzerne in Pennsylvania.

     At December 31, 2000, the Company had total assets of $394 million, total stockholders' equity of $28 million, and total deposits of $296 million. The Company currently has the equivalent of 164 full-time employees.

     The Company's and the Bank's main office is located at 133 North Centre Avenue, Leesport, Pennsylvania. Leesport Bank provides services to its customers through ten full service offices, seven of which operate under Leesport Bank's name in Leesport, Blandon, Bern Township, Wyomissing Hills, Breezy Corner, Hamburg, and Reading, all of which are in Berks County, Pennsylvania, and three of which operate under the name Merchants Bank, a division of Leesport Bank, in Shenandoah, Schuylkill County, in Drums and in Hazel Township, both located in Luzerne County. The Bank also operates a limited service facility in Wernersville, Berks County, Pennsylvania. All offices, except the Wernersville office, provide automated teller machine services. Each office except the Wernersville, Breezy Corner, and Drums branches provide drive-in facilities. (See "Properties.")

     The Bank engages in full service commercial and consumer banking business, including such services as accepting deposits in the form of time, demand and savings accounts. Such time deposits include certificates of deposit, individual retirement accounts, Roth IRA accounts, and club accounts. The Bank's savings accounts include money market accounts, NOW accounts and traditional regular savings accounts. In addition to accepting deposits, the Bank makes both secured and unsecured commercial and consumer loans, finances commercial transactions, provides equipment lease and accounts receivable financing, makes construction and mortgage loans, including home equity loans, and rents safe deposit facilities. The Bank also provides small business loans and student loans.

Subsidiary Activities

     The Company also owns First Leesport Capital Trust I (the "Trust"), a Delaware statutory business trust formed on March 9, 2000. The Trust issued $5 million of 10-7/8% fixed rate capital trust pass-through securities to investors. Leesport Bank has four wholly owned subsidiaries: Essick & Barr, Inc., a Berks County based general insurance agency ("Essick & Barr") which was acquired in 1998; First Leesport Wealth Management, Inc. ("FLWM"), an investment advisory business which was acquired in 1999; First Leesport Investment Group, Inc. ("FLIG"), which was formed in 1999 to purchase the securities brokerage business of KRJ & Associates; and Horizon Realty Solutions, Inc., which was formed during 2000 to provide title insurance and other real estate related services to its customers through a limited partnership. Both FLIG and FLWM are headquartered at 560 Van Reed Road, Suite 308, Wyomissing, Pennsylvania and collectively had 9 employees at December 31, 2000. Essick & Barr offers a full line of personal and commercial property and casualty insurance as well as group insurance for businesses, employee benefit plans, and life insurance. Headquartered in Leesport, Pennsylvania with a sales office at 108 South Fifth Street, Reading, Pennsylvania, Essick & Barr employed approximately 30 full-time employees at December 31, 2000.

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

     Regulation of Leesport Bank

     Leesport Bank is a Pennsylvania chartered bank and its deposits are insured (up to applicable limits) by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to regulation and examination by the Federal Reserve Board, the Pennsylvania Department of Banking, and by the FDIC. The Community Reinvestment Act requires Leesport Bank to help meet the credit needs of the entire community where Leesport Bank operates, including low and moderate income neighborhoods. Leesport Bank's rating under the Community Reinvestment Act, assigned by the Federal Reserve Board pursuant to an examination of Leesport Bank, is important in determining whether The Bank may receive approval for, or utilize certain streamlined procedures in, applications to engage in new activities.

     Leesport Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Leesport Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

     In addition to the risk-based capital guidelines, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio of a minimum level of Tier 1 capital (as determined under the risk-based capital guidelines) equal to 3% of average total consolidated assets for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a ratio of at least 1% to 2% above the stated minimum. The Pennsylvania Department of Banking requires state chartered banks to maintain a 6% leverage capital level and 10% risk based capital, defined substantially the same as the federal regulations. The Bank is subject to almost identical capital requirements adopted by the FDIC.

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

     Regulatory Restrictions on Dividends

     Dividend payments made by Leesport Bank to the Company are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the Federal Reserve Board. Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, retained earnings). The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends if they are not classified as well capitalized or adequately capitalized.

     Under these policies and subject to the restrictions applicable to the Bank, the Bank had approximately $13.35 million available for payment of dividends to the Company at December 31, 2000, without prior regulatory approval.

     FDIC Insurance Assessments

     The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 2000, the Bank was well capitalized for purposes of calculating insurance assessments.

     The Bank Insurance Fund is presently fully funded at more
than the minimum amount required by law.   Accordingly, the 2000
Bank Insurance Fund assessment rates ranged from zero for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months.

     While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the Financing Corporation bonds. Beginning in 2000, commercial banks and thrifts are subject to the same assessment for Financing Corporation bonds. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the Bank (and all other banks) for the first quarter of 2001 is an annual rate of $.0196 for each $100 of deposits.

New Legislation

     Landmark legislation in the financial services area was signed into law by the President on November 12, 1999. The Gramm-Leach-Bliley Act dramatically changes certain banking laws that have been in effect since the early part of the 20th century. One of the most significant changes was that the separation between banking and the securities businesses mandated by the Glass-Steagall Act has now been removed, and the provisions of any state law that prohibits affiliation between banking and insurance entities have been preempted.
Accordingly, the new legislation now permits firms engaged in underwriting and dealing in securities, and insurance companies, to own banking entities, and permits bank holding companies (and in some cases, banks) to own securities firms and insurance companies. The provisions of federal law that preclude banking entities from engaging in non-financially related activities, such as manufacturing, have not been changed. For example, a manufacturing company cannot own a bank and become a bank holding company, and a bank holding company cannot own a subsidiary that is not engaged in financial activities, as defined by the regulators.

     The new legislation creates a new category of bank holding company called a "financial holding company." In order to avail itself of the expanded financial activities permitted under the new law, a bank holding company must notify the Federal Reserve Board ("Federal Reserve") that it elects to be a financial holding company. A bank holding company can make this election if it, and all its bank subsidiaries, are well capitalized, well managed, and have at least a satisfactory Community Reinvestment Act rating, each in accordance with the definitions prescribed by the Federal Reserve and the regulators of the subsidiary banks. Once a bank holding company makes such an election, and provided that the Federal Reserve does not object to such election by such bank holding company, the financial holding company may engage in financial activities (i.e, securities underwriting, insurance underwriting, and certain other activities that are financial in nature as to be determined by the Federal Reserve) by simply giving a notice to the Federal Reserve within thirty days after beginning such business or acquiring a company engaged in such business. This makes the regulatory approval process to engage in financial activities much more streamlined than it was under prior law.

     The Company believes it qualifies to become a financial holding company, but has not yet determined whether or not it will file to become treated as one.

     The new law makes major changes to the federal banking laws and makes a number of additions and revisions to numerous federal laws that affect the business of banking. For example, there is now a federal law on privacy with respect to customer information held by banks. The federal banking regulators are authorized to adopt rules regarding privacy for customer information. Banks must establish a disclosure policy for non-public customer information, disclose the policy to their customers, and give their customers the opportunity to object to
non-public information being disclosed to a third party.   Also,
the Community Reinvestment Act ("CRA") has been amended by the new law to provide that small banks (those under $250 million in assets) that previously received an "outstanding" on their last CRA exam will not have to undergo another CRA exam for five years, or for four years if their last exam was "satisfactory." In addition, any CRA agreement entered into between a bank and a community group must be disclosed, with both the bank and the group receiving any grants from the bank detailing the amount of funding provided and what it was used for. The new law also requires a bank's policy on fees for transactions at ATM machines by non-customers to be conspicuously posted on the ATM. A number of other provisions affecting other general regulatory requirements for banking institutions were also adopted.

     Pennsylvania banking law was amended in November 2000 to provide for complete parity of Pennsylvania banks with federally chartered banks in the area of permissible activities. Under Pennsylvania law as revised, the Bank may engage in any activity authorized for national banks or federal savings banks.

     The subsidiaries of the Bank, Essick & Barr, FLIG, and FLWM, are subject to additional regulatory requirements.
Essick & Barr is subject to Pennsylvania insurance laws and the regulations of the Pennsylvania Department of Insurance. The securities brokerage activities of FLIG are subject to regulation by the SEC and the NASD, and FLWM is a registered investment advisor subject to regulation by the Pennsylvania Securities Commission.

Item 2.  Properties

     The only real estate owned by the Company is a single-family home located adjacent to Leesport Bank's main office. This property is presently listed for sale. The Company's principal office is located in the main office of Leesport Bank at 133 North Centre Avenue, Leesport, Pennsylvania. The Company does not reimburse Leesport Bank for use of the property.

     Listed below are the locations of properties owned by the Bank. Such properties are not subject to any mortgage, lien or encumbrance.

      Property
      Location                               Address

1.  Leesport                    133-141 North Centre Avenue,
                                Leesport, Pennsylvania

2.  North Pointe                241 South Centre Avenue,
                                Leesport, Pennsylvania

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

5.  Hamburg                     801 South Fourth Street
                                Hamburg, Pennsylvania

6.  Bern Township               409 West Leesport Road
                                Leesport, Pennsylvania

7.  Shenandoah                  101 North Main Street
                                Shenandoah, Pennsylvania

8.  Drums                       Rittenhouse Place
                                Drums, Pennsylvania

     Each of these bank offices, except Drums, provides drive-in facilities and automated teller machines. Leesport Bank leases the premises of its Wernersville branch, which does not have a drive-up facility or an automated teller machine. Leesport Bank also leases the property at which its Breezy Corner branch is located in Ruscombmanor Township, Berks County, Pennsylvania, the property at which its Blandon branch is located in Maidencreek Township, Berks County, Pennsylvania; the property at which its Wyomissing financial center is located at 1199 Berkshire Boulevard, Wyomissing, Berks County, Pennsylvania; and a branch facility in Hazle Township, Luzerne County, Pennsylvania.

     Essick & Barr owns its sales office at 108 South Fifth
Street, Reading, Pennsylvania.

     FLIG and FLWM operate from leased office space located at 560 Van Reed Road, Suite 308, Wyomissing, Pennsylvania.

Item 3.  Legal Proceedings

     A certain amount of litigation arises in the ordinary course of the business of the Company, and the Company's subsidiaries. In the opinion of the management of the Company, there are no proceedings pending to which the Company, or the Company's subsidiaries are a party or to which their property is subject, that, if determined adversely to the Company or its subsidiaries, would be material in relation to the Company's shareholders' equity or financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of the Company and its subsidiaries.
In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company or its subsidiaries by governmental authorities.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended
December 31, 2000.

Item 4A.  Executive Officers of the Registrant

     Certain information, as of January 31, 2001 including principal occupation during the past five years, relating to each executive officer of the Company is set forth below:


                                    Position      Principal Occupation
Name, Address, and Position           Held               for
Held with the Company         Age     Since            Past 5 Years
RAYMOND H. MELCHER, JR.        49      1998       Chairman, President
Wyomissing, Pennsylvania                          and Chief Executive
Chairman, President and                           Officer of the Company
  Chief Executive Officer                         since January 1, 2000;
                                                  prior thereto,
                                                  President and Chief
                                                  Executive Officer of
                                                  the Company since June
                                                  1998; prior thereto
                                                  President and Chief
                                                  Executive Officer
                                                  of Security National
                                                  Bank of Pottstown

ANTHONY R. CALI                57      1987       Executive Vice
Conyngham, Pennsylvania                           President of First
Executive Vice President of                       Leesport Bancorp since
First Leesport Bancorp, Inc.                      1999, President of
President of Merchants Bank                       Merchants Bank Division
Division of Leesport Bank                         of Leesport Bank since
                                                  2000, prior thereto
                                                  President and Chief
                                                  Executive Officer of
                                                  Merchants Bank of
                                                  Pennsylvania

CHARLES J. HOPKINS             50      1998       President and CEO of
Wyomissing, Pennsylvania                          Essick & Barr, Inc.
President and Chief                               since 1992
Executive Officer of
Essick & Barr, Inc.
Senior Vice President of
Leesport Bank

MICHAEL D. HUGHES              49      1998       Senior Vice President
Reading, Pennsylvania                             of Essick & Barr, Inc.
Senior Vice President of                          since 1992
  Essick & Barr, Inc.

KEITH W. JOHNSON, CFP          49      1991       President and Chief
Fleetwood, Pennsylvania                           Executive Officer of
President & Chief                                 First Leesport
  Executive Officer of                            Investment Group, Inc.
First Leesport Investment                         and First Leesport
  Group, Inc. and First                           Wealth Management Inc.
  Leesport Wealth                                 since 1999; prior
  Management, Inc.;                               thereto, owner of KRJ
  Senior Vice President                           Associates and Johnson
  of Leesport Bank                                Financial

JAMES E. KIRKPATRICK           39      1998       Senior Vice President
Sinking Spring, Pennsylvania                      of Commercial Banking
Sr. Vice President of                             since December 1998;
  Commercial Banking                              prior thereto Vice
                                                  President of Commercial
                                                  Lending at Pennsylvania
                                                  National Bank

M. JANE LAUSER                 56      1989       Vice President of the
Leesport, Pennsylvania                            Bank since May 1989
Senior Vice President of
  Operations and Information
  Systems

KURT A. PHILLIPS               44      1999       Senior Vice President
Lebanon, Pennsylvania                             and Chief Financial
Senior Vice President and                         Officer of the Company
  Chief Financial Officer                         since December 27,
                                                  1999; prior thereto,
                                                  Senior Vice President,
                                                  Fulton Financial
                                                  Corporation from March
                                                  1998; prior thereto,
                                                  Executive Vice President
                                                  and Chief Financial Officer
                                                  of Lebanon Valley National
                                                  Bank

JENETTE L. ECK                 38      1998       Secretary of the
Centerport, Pennsylvania                          Company since 1998,
Secretary of the Company                          Executive Assistant of
                                                  the Company since 1996



                             PART II

Item 5.  Market For Common Equity and Related Shareholder
         Matters.

     As of December 31, 2000, there were 732 record holders of the Company's Common Stock. The market price of the Company's Common Stock for each quarter in 2000 and 1999 and the dividends declared on the Company's Common Stock for each quarter in 2000 and 1999 are set forth below.

Market Value of Common Stock

     The Company's Common Stock is traded on the NASDAQ Small
Capitalization Market under the symbol "FLPB."

     The following table sets forth the high and low bid and asked information of the Company's common stock to the extent available, as reported by NASDAQ.

              2000                             1999
          Bid          Asked               Bid          Asked
Qtr   High   Low    High   Low   Qtr   High   Low    High   Low

1st $18.13 $12.50 $18.25 $12.75  1st $21.63 $20.00 $22.25 $20.75
2nd  17.75  15.06  18.00  15.63  2nd  20.38  20.13  21.00  20.25
3rd  16.13  13.50  16.50  13.63  3rd  20.13  18.50  20.63  19.00
4th  14.56  12.38  15.00  13.13  4th  16.75  16.00  19.00  18.00

     The bid quotations reflect interdealer quotations, do not include retail mark ups, mark downs or commissions, and may not necessarily represent actual transactions. The bid information as stated is, to the knowledge of management of the Company, the best approximate value at the time indicated.

Dividend Information

     Dividends on the Common Stock of First Leesport Bancorp,
Inc. are payable on the 15th of January, April, July, and October.

                                Dividends Declared
                                2000          1999
              1st Qtr.          $.15          $.12
              2nd Qtr.           .15           .14
              3rd Qtr.           .15           .14
              4th Qtr.           .15           .14

     The Company derives substantially all of its income from dividends paid to it by the Bank and its subsidiaries.



Item 6. Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     The selected consolidated financial and other data and management's discussion and analysis set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto, contained elsewhere herein.

                                                                  Year Ended December 31,
                                             ----------------------------------------------------------------
                                                2000         1999          1998         1997         1996
                                                                 (in thousands)
Selected Financial Data:

Total assets                                 $ 393,826    $ 358,618      $ 289,945    $ 235,567    $ 220,152
Investment securities available for sale        74,368       72,165         72,202       60,939       63,788
Investment securities held to maturity               _            _            423            _            _
Loans, net of unearned income                  284,863      253,194        195,287      157,107      139,144
Allowance for loan losses                        3,571        2,954          2,129        1,837        1,419
Deposits                                       296,363      269,344        228,984      196,308      187,246
Short-term borrowings                           15,263       28,175         12,667        8,000        5,700
Long-term debt                                  48,500       31,000         16,000            _        1,600
Shareholders' equity                            28,346       25,602         27,826       25,139       23,456

                                                                  Year Ended December 31,
                                             ----------------------------------------------------------------
                                                2000         1999          1998         1997         1996
                                                                 (in thousands)
Selected Operating Data:
Interest income                               $ 27,471       22,910       $ 18,548     $ 17,042     $ 16,391
Interest expense                                16,386       12,363          9,491        7,991        7,403
Net interest income before provision
  for loan losses                               11,085       10,547          9,057        9,051        8,988
Provision for loan losses                        1,082        1,270            620          543          298
Net interest income after provision
  for loan losses                               10,003        9,277          8,437        8,508        8,690
Non-interest income                              6,686        4,665          1,149          904          739
Non-interest expense                            13,952       12,087          7,758        6,843        6,626
Income before income taxes                       2,737        1,855          1,828        2,569        2,803
Income taxes                                       611          454            317          562          637
Net income                                       2,126        1,401          1,511        2,007        2,166
Earnings per share-basic                          1.15         0.76           0.86         1.14         1.45
Earnings per share-diluted                        1.15         0.76           0.86         1.14         1.45
Cash dividends per share                          0.60         0.54           0.49         0.49         0.49
Return on average assets                           .56%        0.43%          0.55%        0.88%        1.00%
Return on average shareholders' equity            7.97%        5.11%          5.85%        8.37%        9.51%
Dividend payout ratio                            51.69%       69.45%         55.53%       39.26%       34.12%
Average equity to average assets                  7.20%        8.41%          9.40%       10.51%       10.52%



Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     The Company is a bank holding company. Leesport Bank is a wholly-owned subsidiary of the Company. Essick & Barr, FLIG and FLWM, and Horizon Realty Solutions are wholly-owned non-bank subsidiaries of Leesport Bank.

     The financial statements have been restated to reflect the impact of the acquisition of Merchants of Shenandoah Ban-Corp on July 1, 1999, which was accounted for under the pooling of interests method of accounting. Merchants of Shenandoah Ban-Corp was a single-bank holding company acting as the parent company of Merchants Bank of Pennsylvania. Merchants Bank of Pennsylvania was a $60 million bank with three full-service offices, one in Shenandoah, Pennsylvania, one in Drums, Pennsylvania, and one just outside of Hazleton, Pennsylvania.

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

     The Company expanded into the securities sales business with its October 1, 1999 acquisition of two Wyomissing, Pennsylvania-based brokerage and financial management companies:
Johnson Financial Group, Inc., and KRJ & Associates. As part of the acquisition, these companies were reorganized into First Leesport Investment Group, Inc., and First Leesport Wealth Management, Inc., respectively. This acquisition, combined with the purchase of Essick & Barr, Inc., of Reading, Pennsylvania, in December of 1998, provides the Company with a full array of financial products and services for its customers and affiliates.

     During the year 2000, Horizon Realty Solutions, Inc. was formed as a subsidiary of Leesport Bank for the purpose of providing title insurance and other real estate related services to its customers through a limited partnership.

Financial Condition

     The Company's total assets increased to $393.8 million at December 31, 2000, representing a growth rate of 9.82% from $358.6 million at December 31, 1999.

Cash and Investment Securities

     Cash and balances due from banks decreased from December 31, 1999 to December 31, 2000 as the Bank had maintained higher than normal levels of cash at the end of 1999 to accommodate concerns about the effects of the Year 2000 on computer systems. There were, however, no significant problems realized by the Company as a result of the Year 2000. Cash and due from banks amounted to $11.6 million at the end of 2000 compared with $15.4 million at the end of 1999, a decrease of 24.28%. Interest bearing balances with other banks remained relatively flat at $506,000 at December 31, 2000 and $489,000 at December 31, 1999.

     Investment securities increased to $74.4 million at December 31, 2000 from $72.1 million at December 31, 1999. Investment securities are used to supplement loan growth as necessary and to help manage the Company's level of liquid assets. Currently, all of the Company's securities are carried as available for sale.

Loans

     Loans increased to $284.9 million by the end of 2000 from $253.2 million at the end of 1999, an increase of $31.7 million or 12.5%. Management has targeted the loan portfolio as a key to its continuing growth. A significant increase in the volume of commercial loans during 2000 and 1999 underscores that focus as the commercial portfolio increased to $139.8 million at December 31, 2000 from $107.1 million at December 31, 1999, an increase of $32.6 million or 30.4%. Loans secured by residential real estate, which include home equity lending products, decreased to $122.6 million from $125.1 million between the two dates, a decrease of $2.5 million or 2.0%. This decrease is primarily due to the sale of $6.2 million of outstanding balances of fixed rate residential real estate loans into the secondary market. In addition, the Company commits to sell a significant portion of its newly originated mortgages loans at the time of origination, mostly government agency qualified loans.

Premises and Equipment

    Premises and equipment increased during 2000 to $8.4 million from $7.6 million at the end of 1999. This increased growth is primarily due to investments in bank processing technology and the construction of a new retail-banking facility at 241 South Centre Avenue, Leesport, Pennsylvania which will open in January of 2001.

Other Assets

     Other assets, which include accrued interest receivable, increased to $17.6 million at December 31, 2000 from $12.7 million at December 31, 1999. Included in this total are the intangible assets recorded as a result of the Company's purchase of Essick & Barr, Inc., First Leesport Investment Group, Inc., and First Leesport Wealth Management, Inc. At December 31, 2000, these intangibles totaled $4.6 million. Another significant component of Other Assets includes the cash surrender value of certain life insurance policies used to fund deferred compensation plans for selected board members and senior officers. The value of these policies at the end of 2000 was $5.9 million.

Deposits and Borrowings

     Total deposits increased by $27.0 million or 10.0%, growing from $269.3 million at December 31, 1999 to $296.4 million at December 31, 2000.

     Non-interest bearing deposits increased to $38.2 million at December 31, 2000 from $30.9 million at December 31, 1999, an increase of $7.3 million or 23.6%. Management continues to promote growth in these types of deposits, which include the Free Checking product, as a method to help reduce the overall cost of the Company's funds. Interest bearing deposits increased by $19.7 million or 8.3%, growing from $238.4 million at December 31, 1999 to $258.1 million at December 31, 2000. Growth in certificates of deposit and money market deposits provided this increase.

     Federal funds purchased and other funds borrowed from the Federal Home Loan Bank are used to supplement deposit growth. During 2000, the level of borrowed funds outstanding, including federal funds purchased and securities sold under agreements to repurchase, were $58.8 million at December 31, 2000 and $59.2 million at December 31, 1999.

Capital

     The Company's Common Stock, Surplus and Retained Earnings increased by $1.0 million during 2000. Total Shareholders' Equity includes accumulated other comprehensive income, which includes an adjustment for the fair value of the Company's securities. This amount attempts to identify the impact to equity in the unlikely event that the Company's entire securities portfolio would be liquidated under current economic conditions. The amounts and types of securities held by the Company at the end of 2000 combined with current interest rates would have resulted in a decrease in equity, net of taxes, of $469,000. This compares with a decrease to equity of $2.1 million at the end of 1999. Retained Earnings, after the payment of dividends, primarily accounted for the increase in Shareholders' Equity, exclusive of the comprehensive loss.

Results of Operations

     Net income for 2000 was $2.1 million or $1.15 per share compared to $1.4 million or $.76 per share for 1999 and $1.5 million or $.86 per share for 1998. Net income for 1999 and 1998 was affected by merger expenses and goodwill incurred through the acquisition of Merchants of Shenandoah Ban-Corp and the insurance and investment subsidiaries of the Company. Improvement of 5.1% in net interest income was recognized in 2000. The table below shows the after-tax net income after adjustments for certain items that are considered non-recurring and the effect of goodwill amortization.

                                      2000      1999       1998

Net income (as reported)             $2,126    $1,401     $1,511
One-time merger expense,
  net of taxes                            0       617          0
Goodwill amortization                   269       228         17
Adjusted net income                   2,395     2,246      1,528
Percent increase (decrease)
  from prior year                       6.6%     47.0%
Adjusted net income per share        $ 1.29    $ 1.22     $  .87
Percent increase (decrease)
  from prior year                       5.7%     40.2%


     Merger expenses of $544,000 in 1999 represent primarily professional services rendered in connection with the mergers executed in 1999. Certain employment situations were resolved during 1999 that resulted in additional expenses of $270,000 being incurred in 1999.

     Return on average assets was 0.56% for 2000, 0.43% for 1999 and 0.55% for 1998. After adjustment for non-recurring expenses and goodwill amortization discussed above, return on average assets would have been 0.63% for 2000, 0.50% for 1999 and 0.55% for 1998.

     Return on average shareholders' equity was 7.97% for 2000, 5.11% for 1999 and 5.85% for 1998. After adjustment for non-recurring expenses and goodwill amortization discussed above, return on average stockholders' equity would have been 8.98% for 2000, 7.27% for 1999 and 5.90% for 1998.

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

     Net interest income for 2000 was $11.1 million, a 5.2% increase over 1999. Net interest income for 1998 was $9.1 million. Average earning assets increased by $55.7 million or 18.6% from 1999 to 2000. The net interest margin was 3.29% in 2000 and 3.71% in 1999. The primary growth in earning assets for 2000 and 1999 was in average loans outstanding. Average loans outstanding increased by 21.7% in 2000 and 33.4%in 1999. Average interest-bearing deposits increased by 11.1% in 2000 and 18.5% in 1999. The return on interest earning assets increased by 6 basis points from 1999 to 2000 while the cost of supporting liabilities increased by 48 basis points.

Other Income

     The Company's primary source of other income for 2000 was commissions and other revenue generated through sales of insurance products through its insurance subsidiary, Essick & Barr, Inc. Revenues from insurance operations totaled
$3.9 million in 2000 compared to $3.3 million in 1999 and $152,000 in 1998. Revenues generated from the Company's investment subsidiaries, First Leesport Investment Group, Inc., and First Leesport Wealth Management, Inc., totaled $956,000 in 2000 compared to $187,000 in 1999 and $0 in 1998.

     The Company also relies on several other sources for its other income, including sales of newly originated mortgage loans and service charges on deposit accounts. The income recognized from mortgage banking activities was $220,000 in 2000, $198,000 in 1999 and $342,000 in 1998. Income from deposit service charges was $784,000 in 2000, $503,000 in 1999 and $397,000 in
1998. Other income includes other fees and commissions on bank products and services and amounted to $845,000 for 2000, $429,000 for 1999 and $200,000 for 1998.

Other Expenses

     Total other expenses for 2000 were $14.0 million, a $1.9 million increase over 1999. Total other expenses for 1998 were $7.8 million.

     Total salaries and employee benefits expense for 2000 was $7.5 million, a 28.2% increase over the $5.9 million reported for 1999. Total salary and benefits expense for 1998 was $3.8 million. Salary and benefit costs associated with the insurance and investment subsidiaries totaled approximately
$2.8 million in 2000, $1.9 million in 1999 and $99,000 in 1998.
The increase in salary and benefits expenses resulted from annual merit salary increases and additional personnel costs associated with constructing the professional infrastructure to manage the Company as it retooled for the future. Total occupancy expense increased by 24.4% in 2000 to $938,000 and had increased by 27.2% in 1999. Total equipment expense increased by 6.8% in 2000 to $853,000 from $799,000 in 1999. Total equipment expense had increased by 24.1% in 1999.

     The expense related to other real estate owned totaled $202,000 in 2000, $210,000 in 1999, and $105,000 in 1998. The
expense for 2000 included $60,000 of costs associated with writing down a single property and 1999 included $55,000 of costs associated with carrying and writing down a single rental property acquired during that year.

     Marketing and advertising expenses were $575,000 in 2000, $422,000 in 1999 and $338,000 in 1998. The increase in marketing expense reflects the Company's efforts to increase awareness of its various product offerings and the costs associated with its new branch openings.

     Expense incurred by the Company to receive professional services totaled $729,000 in 2000 compared to $420,000 in 1999 and $231,000 in 1998. Total merger expenses were $544,000 in 1999, and the cost of reorganizing the Banks' management team resulted in additional personnel costs amounting to $270,000 in 1999.

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

     One major objective of the Company when managing the rate sensitivity of its assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of the Company's Asset/Liability Committee ("ALCO"), which is comprised of senior management and Board members. The ALCO meets quarterly to monitor the ratio of interest sensitive assets to interest sensitive liabilities. The process to review interest rate risk management is a regular part of management of the Company. In addition, there is an annual process to review the interest rate risk policy with the Board of Directors which includes limits on the impact to earnings from shifts in interest rates.

     To manage the interest rate sensitivity position, an asset/liability model called "gap analysis" is used to monitor the difference in the volume of the Company's interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect.

     At December 31, 2000, the Company maintained a positive one-year cumulative gap. The effect of this gap position provided a mismatch of assets and liabilities which can expose the Company to interest rate risk during a period of falling interest rates.

          Interest Sensitivity Gap at December 31, 2000

                                                 3 to
                                      0-3      12 months     1-3 years     Over 3 years

Interest bearing deposits             $   506      $     0       $     0        $     0
Investment securities(1),(2)           29,394       11,500         7,590         26,627
Loans(2)                               76,569       62,870        66,523         76,837

Total rate sensitive assets           106,469       74,370        74,113        103,464

Interest bearing deposits(3)           68,857        2,868        20,846         46,763
Time deposits                          23,840       63,975        63,812          5,402
Federal funds purchased                   600            0             0              0
Short-term borrowed funds              14,663            0             0              0
Long-term borrowed funds                    0        5,000        13,000         30,276
Total rate sensitive liabilities      107,960       71,843        97,658         82,441

Interest sensitivity gap               (1,491)       2,527       (23,545)        21,023

Cumulative gap                         (1,491)       1,036       (22,509)        (1,486)

Cumulative gap to total assets          (0.38%)       0.26%        (5.73%)        (0.38%)



(1) Gross of unrealized gains/losses on available for sale securities.

(2) Investments and loans are included in the earlier of the period in which interest rates were next scheduled to adjust or the period in which they are due.

(3) Demand and savings accounts are generally subject to immediate withdrawal. However, management considers a certain amount of such accounts to be core accounts having significantly longer effective maturities based on the retention experiences of such deposits in changing interest rate environments.

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

     The Company has also measured its sensitivity to interest rate movements through simulations of the effects of rate changes upon its net interest income. Interest rate movements of 100, 200 and 300 basis points upward and downward were applied to the Company's interest earning assets and interest bearing liabilities as of December 31, 2000. The results of these simulations indicate that approximately 6 percent of the Company's net interest income was at risk for the downward scenario of 300 basis points and approximately 3 percent and 2 percent of net interest income was at risk for the downward movements of 200 and 100 basis points. Upward movements of 100, 200 and 300 basis points were expected to have marginal positive effects upon the Company's net interest income.

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

     An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders' equity less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at December 31, 2000 was 7.49% compared to 6.61% at December 31, 1999. This increase is primarily the result of the issuance in 2000 of $5 million in mandatory redeemable capital debentures which are eligible for inclusion in Tier I capital calculations. For 2000, 1999 and 1998, the ratios were above minimum regulatory guidelines.

     As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy. Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments. For the Company, Tier I capital consists of common shareholders' equity less intangible assets plus the mandatory redeemable capital debentures, and Tier II capital includes the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets. By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier I Capital.

     The following table sets forth the Company's capital ratios.


                                               December 31,
                                             2000       1999
                                          (Dollars in thousands)
Tier I
  Common shareholders' equity
    (excluding unrealized gains(losses)
    on securities)                        $ 28,815    $ 27,736
  Intangible assets                         (4,586)     (4,718)
  Mandatory Redeemable Capital Debentures    5,000           0
Tier II
  Allowable portion of allowance for
    Loan losses                              3,422       2,954

Risk-based capital                        $ 32,650    $ 25,972

Risk adjusted assets (including off-
  balance sheet exposures)                $273,604    $237,573

Tier I risk-based capital ratio              10.68%       9.69%
Total risk-based capital ratio               11.93%      10.93%
Leverage ratio                                7.49%       6.61%



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

     At December 31, 2000, the Company maintained $12.1 million in cash and cash equivalents primarily consisting of cash and due from banks. In addition, the Company had $74.4 million in securities available for sale. The combined total of $86.5 million represented 21.9% of total assets at December 31, 2000. The Company believes that its liquidity is adequate.

     The Company considers its primary source of liquidity to be its core deposit base, which includes noninterest bearing and interest-bearing demand deposits, savings, and time deposits under $100,000. This funding source has grown steadily over the years and consists of deposits from customers throughout the branch network. The Company will continue to promote the growth of deposits through its branch offices. At December 31, 2000, approximately 69% of the Company's assets were funded by core deposits acquired within its market area. An additional 7% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

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

        ANALYSIS OF CHANGES IN INTEREST INCOME(1)(2)(3)

                             2000/1999 Increase (Decrease)  1999/1998 Increase (Decrease)
                                    Due to Change in               Due to Change in
                               Volume     Rate      Net     Volume      Rate      Net
Interest-bearing deposits
  in other banks and
  federal funds sold          $   99  $   (33)  $    66    $    (18) $  (28)   $  (46)
Securities (taxable)             361      224       585         181      61       242
Securities (tax-exempt)          (73)      63       (10)         64      31        95
Loans                          4,001      (41)    3,960       5,063    (931)    4,132
    Total Interest Income      4,388      213     4,601       5,290    (867)    4,423
Short-term borrowed funds        541      242       783         733    (145)      588
 Long-term borrowed funds        885      542     1,427         720     (50)      670
Interest-bearing demand
  deposits                       268      291       559          33     524       557
Savings deposits                  25     (130)     (105)        191      91       282
Time deposits                    913      447     1,360       1,006    (231)      755

    Total Interest Expense     2,631    1,393     4,024       2,683     189     2,872

Increase (Decrease)
  in Net Interest Income      $1,757  $(1,180)   $  577    $  2,607 $(1,056)   $1,551

__________

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


                                2000                     1999                       1998
                       -----------------------   -----------------------   -----------------------
                              Interest                 Interest                   Interest
                       Average   Income/   %     Average   Income/   %     Average   Income/   %
                       Balances  Expense  Rate   Balances  Expense  Rate   Balances  Expense  Rate
Interest bearing
  deposits in other
  banks and federal
  funds sold          $  3,526  $   148    4.20% $  1,598  $    82   5.13% $  2,348 $   128    5.45%
Securities(taxable)     59,713    4,193    7.02    54,281    3,608   6.65    51,044   3,366    6.59
Securities(tax-
  exempt)(1)            15,813    1,335    8.44    16,722    1,345   8.04    15,551   1,250    8.04
Loans(2)               276,470   22,390    8.10   227,241   18,430   8.11   170,290  14,298    8.40
    Total interest
      earning
      assets          $355,522  $28,066    7.89  $299,842  $23,465   7.83  $239,233 $19,042    7.96
Interest bearing
  liabilities
Interest bearing
   demand deposits      54,043    2,113    3.91    46,092    1,554   3.37    33,483     997    2.98
  Savings deposits      51,044    1,198    2.35    50,068    1,303   2.60    42,266   1,021    2.42
  Time deposits        143,186    8,680    6.06   127,315    7,320   5.75   112,863   6,545    5.80
Short-term
    borrowings          30,726    1,845    6.00    20,349    1,062   5.22     7,829     474    6.05
  Long-term debt        35,108    2,127    6.06    21,806    1,124   5.15     8,559     454    5.30
Mandatory redeemable
  capital debentures     3,866      424   10.97         0        0      0         0       0       0
    Total interest
      bearing
      liabilities     $317,973  $16,387    5.15% $265,630  $12,363   4.65% $205,000 $ 9,491    4.63%

Noninterest bearing
  deposits            $ 33,881                   $ 30,689                  $ 24,032

Net interest margin             $11,679    3.29%           $11,102   3.71%          $ 9,551    3.99%


(1) Rates on loans and investment securities are reported on a tax-equivalent basis.

(2) Nonaccrual loans have been included in average loan balances.

Risk Elements

     Non-performing loans, consisting of loans on non-accrual status, loans past due 90 days or more and still accruing interest, and renegotiated troubled debt decreased to $2.6 million at December 31, 2000, down from $3.7 million at December 31, 1999. Generally, loans that are more than 90 days past due are placed on non-accrual status. As a percentage of total loans, non-performing loans represented 0.90% at December 31, 2000, down from 1.48% at December 31, 1999. The allowance for loan losses at year-end improved to 139.2% of non-performing loans at December 31, 2000 compared to 78.9% at December 31, 1999.

     The following table is a summary of nonperforming loans and renegotiated loans for the years presented.

                              NONPERFORMING LOANS
                                (In Thousands)

                                  As of December 31,
                       2000      1999     1998     1997    1996
Nonaccrual loans
  Real estate         $  682    $  797   $  721   $  959  $  253
  Consumer                 0         0       23       45       4
  Commercial             419     1,192      232      458     517
    Total             $1,101    $1,989   $  976   $1,462 $   774

Loans past due
  90 days or more
  and still accruing
  interest
  Real estate         $  265   $  363   $  454   $  593   $  263
  Consumer                89       86      110      127      147
  Commercial             116      226      825      234       74
    Total loans past
      due 90 days or
      more            $  470   $  675   $1,389   $  954   $  484
Troubled debt
  restructurings
  Real estate         $    0   $    0   $    0   $    0   $    0
  Consumer                 0        0        0        0        0
  Commercial             994    1,084      387        0        0
    Total troubled
      debt
      restructurings  $  994   $1,084   $    0   $    0   $    0

Total non-performing
  loans               $2,565   $3,748   $2,752   $2,416   $1,258



     The Bank generally places a loan on non-accrual after the loan is more than 90 days past due.

     At December 31, 2000, there were $1.58 million of commercial loans for which payments are current, but as to which the borrowers were experiencing significant financial difficulties, that were not classified as non-accrual.

     The following summary shows the impact on interest income of nonaccrual and restructured loans for the year ended
December 31, 2000 (in thousands):

Amount of interest income on loans which would have
  been recorded under original terms                        $102
Interest income reported during the period                     0

Provision and Allowance for Loan Losses

     The provision for loan losses for 2000 was $1.1 million compared to $1.3 million in 1999 and $620,000 in 1998. The Company performs a review of the credit quality of its loan portfolio on a quarterly basis to determine the adequacy of the allowance for possible loan losses. The Company experienced significant growth in the loan portfolio of 12.5% in 2000 and 29.7% in 1999. The allowance for loan losses at December 31, 2000 was $3.6 million or 1.25% of outstanding loans compared to $3.0 million or 1.17% of outstanding loans at December 31, 1999. The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio. Additions to the allowance are charged through the provision for loan losses. Management considers various factors in assessing the adequacy of the loan loss allowance, including charge-off history, risk assessments of certain individual credits, adequacy of collateral, risk characteristics in the loan portfolio, and local and national economic conditions.

     The following table details the allocation of the allowance for loan losses to the various loan categories. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future credit losses may occur. The total allowance is available to absorb losses from any segment of loans.

             Allocation of Allowance for Loan Losses
                          (In Thousands)

                                                                         December 31,
                              2000           1999           1998           1997           1996
                                   Percent        Percent        Percent        Percent        Percent
                                   Of             of             of             of             of
                                   Total          Total          Total          Total          Total
                           Amount  Loans   Amount Loans   Amount Loans   Amount Loans   Amount Loans
Commercial                $2,225  51.5% $2,000   42.3%  $1,028   27.1% $  309   34.3% $  254    29.7%
Residential Real Estate      648  31.2     196   47.4      741   59.9     591   50.2     137    56.0
Consumer                     621  17.3     414   10.3      350   13.0     145   15.5     229    14.3
                          ------        ------          ------         ------         ------
Total
Allocated                  3,494 100.0   2,610  100.0    2,119  100.0   1,045  100.0     620   100.0
Unallocated                   77     -     344     --       10    --      792    --      799      --
                          ------        ------          ------         ------         ------
  TOTAL                   $3,571 100.0% $2,954  100.0%  $2,129  100.0% $1,837  100.0% $1,419   100.0%
                          ======        ======          ======         ======         ======

     The following tables set forth an analysis of the Company's allowance for loan losses for the years presented and the allocation of the allowance.

             Analysis of the Allowance for Loan Losses
                   (In Thousands Except Ratios)

                                             Year Ended December 31,
                                   2000       1999       1998       1997       1996
Balance, Beginning of
  Year                          $  2,954   $  2,129   $  1,837   $  1,419   $  1,521
  Charge-Offs:
    Commercial                       194        164         59         24        331
    Residential Real Estate          245        136        181         36         44
    Consumer                         116        268        184        132        113
                                --------   --------   --------   --------   --------
      Total                          555        568        424        192        488

  Recoveries:
    Commercial                         6         80         31          8         20
    Residential Real Estate           43          6         13         20         17
    Consumer                          41         37         52         39         51
                                --------   --------   --------   --------   --------
      Total                           90        123         96         67         88

Net Charge-Offs                      465        445        328        125        400
                                --------   --------   --------   --------   --------
Provision Charged to
  Operations                       1,082      1,270        620        543        298
                                --------   --------   --------   --------   --------
Balance, End of Year            $  3,571   $  2,954   $  2,129   $  1,837   $  1,419
                                ========   ========   ========   ========   ========

Average Loans                   $276,470   $227,241   $170,290   $151,295   $138,551

Ratio of Net Charge-
  Offs to Average Loans              .17%       .20%       .19%       .08%       .22%

Ratio of Allowance
  to Loans, End of Year             1.25%      1.17%      1.10%      1.15%      1.01%


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

Loan Portfolio

     The following table sets forth the Company's loan distribution at December 31:

(In thousands)
                         2000       1999       1998       1997       1996
Commercial, Financial,
  and Agricultural       $141,425   $110,826   $ 71,941   $ 35,349   $ 37,782
Real Estate
  Construction              4,152        374      1,741      2,092      1,618
Residential Real Estate   114,920    120,094    103,106     97,667     82,044
Consumer                   24,366     21,900     18,499     21,999     17,700
                         --------   --------   --------   --------   --------
                         $284,863   $253,194   $195,287   $157,107   $139,144
                         ========   ========   ========   ========   ========

Loan Maturities

     The following table shows the maturity of loans outstanding at December 31, 2000:

                 Maturities of Outstanding Loans
                          (In Thousands)

                         Within    After One    After
                          One     But Within     Five
                          Year    Five Years    Years     Total
Commercial, Financial
  and Agricultural      $28,548     $38,989    $73,888  $141,425

Maturity of Certificates of Deposit of $100,000 or More

     The following table sets forth the amounts of the Bank's certificates of deposit of $100,000 or more by maturity date.

                                             December 31, 2000
                                               (In Thousands)

Three Months or Less                              $13,702
Over Three Through Six Months                       4,895
Over Six Through Twelve Months                      2,745
Over Twelve Months                                  5,223

    TOTAL                                         $26,565

Securities Portfolio Maturities and Yields

     The following table sets forth information about the maturities and weighted average yield on the Company's securities portfolio. Floating rate, immediately repriceable items are included in the first column, and yields are not reported on a tax equivalent basis.

                                           Amortized Cost at
                                           December 31, 2000
                                            (In Thousands)
                          Due in    After 1    After 5
                          1 Year    Year to    Years to    After
                         or Less    5 Years    10 Years    10 Years    Total

Obligations of the       $ 3,548    $ 3,873    $12,150    $ 8,654      $28,225
  U.S. Treasury and         5.74%      6.19%      6.61%      6.64%        6.50%
  other U.S. Govern-
  ment Agencies and
  Corporations

State and Municipal      $ 1,058    $ 3,796    $ 6,330    $   886      $12,070
  Obligations               5.83%      5.13%      5.39%      6.03%        5.38%
Other Securities          $4,247    $ 3,255    $ 5,330          0      $12,832
                            6.65%      8.94%      8.47%         0         7.99%
Mortgage Backed                                                        $21,952
                                                                          6.64%

Securities Portfolio

     The following table sets forth the carrying value of the Company's investment securities at its last three fiscal year ends:

                                          As of December 31,
                                       2000      1999      1998
                                            (In Thousands)

U.S. Treasuries                      $ 3,115   $ 6,532   $10,038
U.S. Government Agencies              46,747    39,337    41,882
State and Political Subdivisions      12,086    18,681    16,759
Other Securities and Equity
  Securities                          12,420     7,615     3,946

     Total                           $74,368   $72,165   $72,625


For purposes of the above table, all securities are classified as available for sale and are reflected at fair value, except $428,000 of state and political subdivision obligations that were classified as held to maturity at December 31, 1998.

Average Deposits and Average Rates by Major Classification

     The following table sets forth the average balances of the Bank's deposits and the average rates paid for the years presented.

                              2000               1999               1998
                        Amount     Rate    Amount     Rate    Amount     Rate
                                       (Dollars in thousands)
Non-interest bearing
  demand               $ 33,881           $ 30,689           $ 24,032
Interest bearing
  demand                 54,043   3.91%     46,092   3.37%     33,483   2.98%
Savings deposits         51,044   2.35%     50,068   2.60%     42,266   2.42%
Time Deposits           143,186   6.06%    127,315   5.75%    112,863   5.80%
                       --------           --------           --------
  Total                $282,154           $254,164           $212,644
                       ========           ========           ========

Other Borrowed Funds

     Short-term borrowings at December 31, 2000 consisted of overnight borrowings from the FHLB under a repurchase agreement, and repurchase agreements with customers. The borrowings are collateralized by certain qualifying assets of the Bank.

     Federal funds purchased by the Bank were $600,000 and $23,567,000 at December 31, 2000, and 1999 respectively. The federal funds purchased typically mature in one day.

     Information concerning the short-term borrowings is summarized as follows at December 31:

                                     2000      1999      1998

Federal funds purchased:
  Average balance during the
  Year                             $17,699    $10,789    $1,420
                        Rate          6.06%      5.39%     6.03%

Securities sold under agreements
  to repurchase:
  Average balance during the
  year                              $9,673     $1,946      $313
                        Rate          5.73%      5.16%     4.96%

Other short-term borrowings:
  Average balance during the
  year                              $3,354         $0   $13,651
                        Rate          6.50%         -      5.71%

Maximum month end balance of
  short-term borrowings during
  the year                         $15,659     $4,169    $5,709


Dividends and Shareholders' Equity

The Company declared cash dividends in 2000 of $0.60 per share, and $.54 per share in 1999. The Company's dividend payout ratio decreased from 69.5% in 1999 to 51.7% in 2000. The Company's ratio of average shareholders' equity to average assets for the year ended December 31, 2000 was 7.20%.

                                        Years ended December 31,
                                         2000     1999     1998

Return on assets                          .56%    0.43%    0.55%
Return on equity                         7.97%    5.11%    5.85%
Dividend payout ratio                   51.69%   69.45%   55.53%
Average equity to average assets         7.20%    8.41%    9.40%

Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk.

     The discussion concerning the effects of interest rate changes on the Company's estimated net interest income for the year ending December 31, 2000 set forth under "Management's Discussion and Analysis of financial Condition and Results of Operations - Interest Rate Sensitivity" in Item 7 hereof, is incorporated herein by reference.



Item 8.  Financial Statements and Supplementary Data


                  INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
First Leesport Bancorp, Inc.
Leesport, Pennsylvania

     We have audited the accompanying consolidated balance sheets of First Leesport Bancorp, Inc., and its wholly-owned subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended
December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     The consolidated financial statements as of December 31, 1998 and for the year then ended have been restated to reflect the pooling of interests with Merchants of Shenandoah Bancorp (Merchants) as described in Note 2 to the consolidated financial statements. We did not audit the 1998 financial statements of Merchants, which statements reflect net interest income constituting 23% of consolidated net interest income for the year ended December 31, 1998. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Merchants as of December 31, 1998 and for the year then ended, is based solely on the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Leesport Bancorp, Inc. and its wholly-owned subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Reading, Pennsylvania              /s/ Beard Miller Company LLP
February 7, 2001

        FIRST LEESPORT BANCORP, INC. AND ITS SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                   Consolidated Balance Sheets

                                               December 31,
                                             2000        1999
                                              (In Thousands)
ASSETS
Cash and due from banks                    $ 11,643    $ 15,376
Interest-bearing deposits with other
  banks                                         506         489

Total cash and cash equivalents              12,149      15,865
Securities available for sale                74,368      72,165
Loans                                       284,863     253,194
Allowance for loan losses                     3,571       2,954

Loans, net of allowance for loan losses     281,292     250,240

Premises and equipment, net                   8,400       7,599
Goodwill, net of accumulated
  amortization                                4,574       4,700
Other assets                                 13,043       8,049

Total assets                               $393,826    $358,618

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
  Non-interest bearing                     $ 38,233    $ 30,941
  Interest bearing                          258,130     238,403

Total deposits                              296,363     269,344

Securities sold under agreements to
  repurchase                                 14,663       4,608
Federal funds purchased                         600      23,567
Long-term debt                               43,500      31,000
Mandatory redeemable capital debentures       5,000           -
Other liabilities                             5,354       4,497

Total liabilities                           365,480     333,016

Shareholders' equity
Common stock, par value $5 per share;
  authorized 10,000,000 shares; Issued
  1,858,919 shares                            9,295       9,295
Surplus                                       4,996       4,988
Retained earnings                            14,586      13,571
Accumulated other comprehensive loss           (469)     (2,134)
Treasury stock, at cost; 4,960 shares in
  2000; 9,060 shares in 1999                    (62)       (118)

Total shareholders' equity                   28,346      25,602

Total liabilities and shareholders'
  equity                                   $393,826    $358,618

See Notes to Consolidated Financial Statements.



                Consolidated Statements of Income

                                     Years Ended December 31,
                                    2000       1999       1998
                                       In Thousands, Except
                                         Per Share Amounts
Interest income:
Interest and fees on loans        $ 22,249   $ 18,346   $ 14,229
Interest on securities:
  Taxable                            3,941      3,439      3,366
  Tax-exempt                           849        874        825
Dividend income                        284        169         71
Other interest income                  148         82         57

Total interest income               27,471     22,910     18,548
Interest expense:
Interest on deposits                11,990     10,177      8,563
Interest on short-term
  borrowings                         1,757      1,062        474
Interest on long-term debt           2,215      1,124        454
Interest on mandatory redeem-
  able capital debentures              424          -          -

Total interest expense              16,386     12,363      9,491

Net interest income                 11,085     10,547      9,057

Provision for loan losses            1,082      1,270        620

Net interest income after
  provision for loan losses         10,003      9,277      8,437

Other income:
Customer service fees                  784        503        397
Mortgage banking activities,
  net                                  220        198        342
Commissions and fees from
  insurance sales                    3,852      3,296        152
Broker and investment advisory
  commissions and fees                 956        187          -
Other income                           845        429        200
Net realized gains on sales of
  securities                            29         52         58

Total other income                   6,686      4,665      1,149

Other expense:
Salaries and employee benefits       7,505      5,856      3,768
Occupancy expense                      938        754        593
Equipment expense                      853        799        644
Taxes, other than federal
  income                               224        263        242
Marketing and advertising
  expense                              575        422        338
Professional services                  729        420        231
Merger-related costs                     -        544          -
Restructuring costs                      -        270          -
Other expense                        3,128      2,759      1,942

Total other expense                 13,952     12,087      7,758

Income before federal income
  taxes                              2,737      1,855      1,828

Federal income taxes                   611        454        317

Net income                        $  2,126   $  1,401   $  1,511

Net income excluding amorti-
  zation of goodwill              $  2,395   $  1,629   $  1,528

Basic and diluted earnings
  per share                       $   1.15   $    .76   $    .86
Basic and diluted earnings per
  share, excluding amortization
  of goodwill                     $   1.29   $    .89   $    .87

See Notes to Consolidated Financial Statements.



         Consolidated Statements of Shareholders' Equity

Years Ended December 31,
(Dollars in thousands, except per share data)
                                                                                 Accum-
                                                                                 ulated
                                                                                 Other
                                         Common Stock                           Compre-
                                      Number of                                 hensive
                                        Shares      Par              Retained    Income    Treasury
                                        Issued     Value   Surplus   Earnings    (Loss)      Stock       Total
1997                                  1,684,561   $8,423    $2,343   $13,957    $   537     $(121)     $25,139

Comprehensive income:
Net income                                    -        -         -     1,511          -         -        1,511
Change in net unrealized gains
  (losses) on securities available
  for sale, net of reclassification
  adjustment                                  -        -         -         -        229         -          229

Total comprehensive income                                                                               1,740

Issuance of common stock in
  connection with acquisition            73,284      366     1,414         -          -         -        1,780
Issuance of treasury stock                    -        -         3         -          -         3            6
Cash dividends declared ($.49 per
  share)                                      -        -         -      (839)         -         -         (839)

1998                                  1,757,845    8,789     3,760    14,629        766      (118)      27,826

Comprehensive income:
 Net income                                   -        -         -     1,401          -         -        1,401
Change in net unrealized gains
  (losses) on securities available
  for sale, net of reclassification
  adjustment                                  -        -         -         -     (2,900)        -       (2,900)

Total comprehensive loss                                                                                (1,499)

Issuance of common stock in
  connection with acquisitions           12,742       64       191         -          -         -          255
Issuance of common stock in connec-
  tion with a 5% stock dividend
  and cash paid in lieu of
  fractional shares                      88,332      442     1,037    (1,486)         -         -           (7)
Cash dividends declared ($.54 per
  share)                                      -        -         -      (973)         -         -         (973)

1999                                  1,858,919    9,295     4,988    13,571     (2,134)     (118)      25,602

Comprehensive income:
Net income                                    -        -         -     2,126          -         -        2,126
Change in net unrealized gains
  (losses) on securities available
  for sale, net of reclassifi-
  cation adjustment                           -        -         -         -      1,665         -        1,665

Total comprehensive income                    -        -         -         -          -         -        3,791

Reissuance of treasury stock in
  connection with director and
  employee stock purchase plans               -        -         8         -          -        56           64

Cash dividends declared ($.60
  per share                                   -        -         -    (1,111)         -         -       (1,111)

2000                                  1,858,919   $9,295    $4,996   $14,586    $  (469)    $ (62)     $28,346

See Notes to Consolidated financial Statements.



              Consolidated Statements of Cash Flows

                                    Years Ended December 31,
                                 2000        1999        1998
                                          In Thousands
Cash Flows From Operating
  Activities
Net income                     $  2,126    $  1,401    $  1,511
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
Provision for loan losses         1,082       1,270         620
Provision for depreciation          801         888         584
Amortization of goodwill            269         228          17
Deferred income taxes              (235)       (463)        (36)
Net (accretion) amortization
  of securities premiums and
  discounts                         (47)         27          86
Amortization of mortgage
  servicing rights                   22          37          42
Net cash provided by (used
  for) loans held for sale       (1,536)        111         260
Net loss (gain) on sales of
  securities available for
  sale and loans                    174        (348)       (319)
Realized gain on sale of
  premises and equipment           (246)          -           -
Change in assets and liabil-
  ities, net of effects from
  acquisitions:
  Increase in other assets       (1,101)       (181)       (972)
  Increase in other liabil-
    ities                           809          34         806

Net cash provided by oper-
  ating activities                2,118       3,004       2,599

Cash Flows From Investing
  Activities
Proceeds from sales of
  securities available
  for sale                       11,030      15,449       1,946
Proceeds from principal
  repayments and maturities
  of securities available
  for sale                        6,225      12,295      19,648
Proceeds from maturities and
  calls of securities held
  to maturity                         -           -         590
Purchase of securities avail-
  able for sale                 (16,859)    (31,650)    (33,513)
Net cash used in acquisi-
  tions                             (29)       (523)     (1,715)
Net (increase) decrease in
  federal funds sold                  -         650        (318)
Loans made to customers, net
  of principal collected        (31,999)    (58,150)    (36,208)
Purchase of life insurance
  policies                       (3,317)          -           -
Purchase of premises and
  equipment                      (1,641)     (1,861)     (2,192)
Proceeds from sale of
  premises and equipment            413           -           -
Net cash used in investing
  activities                    (36,177)    (63,790)    (51,762)

Cash Flows From Financing
  Activities
Net increase in deposits         27,019      40,360      32,676
Net increase (decrease) in
  federal funds purchased       (22,967)     18,058       1,695
Net proceeds (repayment) of
  short-term borrowings          10,055      (2,550)       (842)
Repayment of long-term debt     (11,000)          -           -
Proceeds from long-term debt     23,500      15,000      16,000
Issuance of mandatory redeem-
  able capital debentures         5,000           -           -
Deferred financing fees on
  redeemable capital
  debentures                       (229)          -           -
Reissuance of treasury stock         64           -           6
Cash dividends paid              (1,099)       (982)       (829)

Net cash provided by financ-
  ing activities                 30,343      69,886      48,706

Increase (decrease) in cash
  and cash equivalents           (3,716)      9,100        (457)

Cash and cash equivalents:
  January 1                      15,865       6,765       7,222

  December 31                  $ 12,149    $ 15,865    $  6,765

Cash payments for:
Interest                       $ 15,973    $ 12,222    $  9,407
Federal income taxes           $    875    $    756    $    526

See Notes to Consolidated Financial Statements.



1.   Significant Accounting Policies

Principles of consolidation:

     The consolidated financial statements include the accounts of First Leesport Bancorp, Inc. (the "Company"), a bank holding company and its wholly-owned subsidiaries, First Leesport Capital Trust I and Leesport Bank (the "Bank"),including the Bank's wholly-owned subsidiaries, Essick & Barr, Inc. ("Essick & Barr"), First Leesport Investment Group ("FLIG"), First Leesport Wealth Management ("FLWM"), and Horizon Realty Solutions ("Horizon Realty"). All significant intercompany accounts and transactions have been eliminated.

Nature of operations:

     The Bank provides full banking services. Essick & Barr provides risk management services and personal and commercial insurance coverage through several insurance companies. FLIG and FLWM provide investment advisory and brokerage services. Horizon Realty is a real estate title insurance joint venture that provides title insurance and related services to Leesport Bank customers through a limited partnership. First Leesport Capital Trust I is the trust formed for the purpose of issuing the mandatory redeemable debentures on behalf of the Company. The Company and the Bank are subject to the regulations of various federal and state agencies and undergo periodic examinations by various regulatory authorities. The area served by the Bank and related subsidiaries is principally Berks, Luzerne and Schuylkill counties in Pennsylvania.

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

Reclassifications:

     For comparative purposes, prior years' consolidated financial statements have been reclassified to conform with report classifications of the current year.

Presentation of cash flows:

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing demand deposits in other banks.

Securities available for sale:

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

Loans:

     Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, generally are stated at their outstanding unpaid principal balances, net of any deferred fees or costs on originated loans or unamortized premiums or discounts on purchased loans. Interest income is accrued on the unpaid principal balance.
Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. These amounts are generally being amortized over the contractual life of the loan. Notes To Consolidated Financial Statements.

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

     A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Loans held for sale:

     Mortgage loans originated and intended for sale in the secondary market at the time of origination are carried at the lower of cost or estimated fair value. All sales are made without recourse. At December 31, 2000 and 1999 ,there were $2.07 million and $531,000, respectively, of residential mortgage loans held for sale, included in loans.

Foreclosed assets:

     Foreclosed assets, which are recorded in other assets, include properties acquired through foreclosure or in full or partial satisfaction of the related loan.

     Foreclosed assets are initially recorded at fair value, net of estimated selling costs, at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value, less estimated costs to sell. Revenue and expense from operations and changes in the valuation allowance are included in other expense.

Premises and equipment:

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

Other assets:

     Financing costs related to the Company's issuance of mandatory redeemable capital debentures are being amortized over the life of the debentures and are included in other assets.

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

Earnings per share:

     Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares (stock options) had been issued, as well as any adjustments to income that would result from the assumed issuance. The effect of stock options was not dilutive for any periods presented. The weighted-average number of shares of common stock outstanding, as adjusted for a 5% stock dividend in 1999, was 1,851,764 in 2000, 1,840,049 in 1999 and 1,764,270 in 1998.

Comprehensive income:

     Accounting principles generally require that recognized revenue, expense, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

     The components of other comprehensive income and related tax effects were as follows:

                                       Years Ended December 31,
                                      2000       1999      1998
                                             In Thousands
Unrealized holding gains (losses)
  on available for sale securities   $2,552    $(4,339)   $ 401
Less reclassification adjustment
  for gains realized in income          (29)       (52)     (58)

  Net unrealized gains (losses)       2,523     (4,391)     343

Tax effect                             (858)     1,491     (114)

Net of tax amount                    $1,665    $(2,900)   $ 229

Segment reporting:

     The Bank acts an as independent community financial services provider, and offers traditional banking and related financial services to individual, business and government customers. Through its branch and automated teller machine networks, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services.
Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail and mortgage banking operations of the Bank. As such, discrete financial information is not available and segment reporting would not be meaningful. See Note 19 for a discussion of insurance operations and investment advisory and brokerage operations.

New accounting standards:

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (as amended by Statement Nos. 137 and
138), "Accounting for Derivative Instruments and Hedging Activities". This statement and its amendments establish accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and require that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. The Statement requires that changes in the fair value of derivatives be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted the Statement on January 1, 2001. The adoption of the Statement did not have a significant impact on the financial condition or results of operations of the Company.

     In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement replaces SFAS NO. 125 of the same name. It revises the standards of securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is to be applied prospectively with certain exceptions. Other than these exceptions, earlier or retroactive application of its accounting provision is not permitted. The adoption of the Statement is not expected to have a significant impact on the Company.

2.   Mergers And Acquisitions

     On September 22, 2000 the charters of the wholly-owned banking subsidiaries of the Company, the First National Bank of Leesport and Merchants Bank of Pennsylvania, were merged into a single charter under the name Leesport Bank.

     The consolidated financial statements give retroactive effect to the July 1999 pooling of interests merger of the Company and Merchants of Shenandoah Ban-Corp (Merchants) as more fully described below. As a result, the consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1999 and 1998, are presented as if the combining companies had been consolidated for that period. The consolidated statements of shareholders' equity reflect the accounts of the Company as if the common stock issued in the merger had been issued and outstanding during all periods presented.

     On July 1, 1999, Merchants' shareholders received 1.5854 shares of the Company's common stock for each outstanding share, for a total of 484,561 shares. Cash was paid for fractional share interests. The merger was accounted for as a pooling of interests by the Company. Merger costs of approximately $544,000 consisting primarily of professional fees and related transaction costs were expensed in 1999 in connection with the merger.

     The results of operations of the separate entities for periods prior to the combination were as follows:

                                  Company   Merchants   Combined
                                           In Thousands

For the period from
  January 1, 1999 to
  June 30, 1999 (unaudited):
  Net interest income              $3,898     $1,076     $4,974
  Net income                          885        254      1,139

For the year ended December 31,
  1998:
  Net interest income              $6,983     $2,074     $9,057
  Net income                        1,024        487      1,511

     On January 29, 1999 the Company acquired EBFS, Inc., a licensed insurance agency and broker, through a payment of cash of $250,000. Additional consideration of $29,000 was paid in 2000. The acquisition has been accounted for as a purchase and results of operations of EBFS since the date of acquisition are included in the consolidated financial statements.

     On September 30, 1999, the Company acquired an investment advisory firm and a brokerage firm that have been renamed First Leesport Wealth Management and First Leesport Investment Group. The Company issued 12,742 shares of its common stock and paid cash of $250,000 in exchange for stock of one entity and assets of a second entity. The acquisitions have been accounted for as purchases and the results of operations of these two entities since the date of acquisition are included in the consolidated financial statements.

     On December 7, 1998, the Company completed its acquisition of Essick & Barr, Inc., an independent insurance agency. The Company issued 73,284 shares of its common stock and paid cash of $1,715,000 in exchange for all of the shares of common stock of Essick & Barr, Inc. The acquisition has been accounted for as a purchase and results of operations of Essick & Barr, Inc., since the date of acquisition are included in the consolidated financial statements.

3.   Restrictions On Cash And Due From Banks

     The Banks are required to maintain average reserve balances with the Federal Reserve Bank. For the years 2000 and 1999, the average of these daily reserve balances approximated $451,000 and $1,011,000, respectively.

4.   Securities - Available For Sale

     The amortized cost of securities and their approximate fair values at December 31 were as follows:

                                               Gross        Gross
                                Amortized   Unrealized   Unrealized     Fair
                                   Cost        Gains       Losses      Value
                                                 In Thousands
December 31, 2000:
  U.S. Treasury securities       $ 3,098       $ 17       $     -     $ 3,115
  U.S. Government agency
    securities                    25,128          -          (227)     24,901
  Mortgage-backed securities      21,952         95          (201)     21,846
  Obligations of states and
    political subdivisions        12,070        155          (139)     12,086
  Corporate debt securities        8,908          -          (415)      8,493
  Equity securities                3,923         67           (63)      3,927

                                 $75,079       $334       $(1,045)    $74,368

December 31, 1999:
  U.S. Treasury securities       $ 6,526       $ 12       $    (6)    $ 6,532
  U.S. Government agency
    securities                    22,825          -        (1,323)     21,502
  Mortgage-backed securities      18,739         94          (881)     17,952
  Obligations of states and
    political subdivisions        19,554         79          (952)     18,681
  Corporate debt securities        3,803          -          (209)      3,594
  Equity securities                3,951         42           (89)      3,904

                                 $75,398       $227       $(3,460)    $72,165

     Equity securities are comprised of stock in the Federal
Home Loan Bank, Atlantic Central Bankers' Bank and other bank stocks in 2000, as well as the Federal Reserve Bank in 1999.

     The amortized cost and fair value of securities as of December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain securities may be called or prepaid without penalty.

                                             Amortized     Fair
                                                Cost      Value
                                                 In Thousands
Due in one year or less                       $ 4,905    $ 4,893
Due after one year through five years           9,150      9,178
Due after five years through ten years         25,608     25,112
Due after ten years                             9,541      9,412
Mortgage-backed securities                     21,952     21,846
Equity securities                               3,923      3,927
                                              $75,079    $74,368

     Securities with a carrying amount of $39.71 million and $27.33 million at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

     Gains of $29,000, $52,000 and $58,000 were realized on sales of securities available for sale in 2000, 1999 and 1998, respectively.

5.   Loans

     The components of loans were as follows:

                                               December 31,
                                             2000        1999
                                                In Thousands
Residential real estate                    $114,920    $120,094
Commercial                                  104,758      82,139
Commercial secured by real estate            34,997      25,001
Consumer, net of unearned income             16,648      16,892
Home equity                                   7,718       5,008
Other                                         5,822       4,060

  Loans                                     284,863     253,194

Allowance for loan losses                    (3,571)     (2,954)

  Loans, net of allowance for loan losses  $281,292    $250,240


     Changes in the allowance for loan losses were as follows:

                                       Years Ended December 31,
                                      2000      1999      1998
                                             In Thousands
Balance, beginning                   $2,954    $2,129    $1,837
Provision for loan losses             1,082     1,270       620
Loans charged off                      (555)     (568)     (424)
Recoveries                               90       123        96

Balance, ending                      $3,571    $2,954    $2,129

     The recorded investment in impaired loans, not requiring an allowance for loan losses, was $471,000 at December 31, 2000 and $669,000 at December 31, 1999. The recorded investment in impaired loans requiring an allowance for loan losses was $1.01 million and $589,000 at December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, the related allowance for loan losses associated with those loans was $517,000 and $221,000, respectively. For the years ended December 31, 2000, 1999 and 1998, the average recorded investment in these impaired loans was $1.50 million, $1.28 million and $556,000, respectively, and the interest income recognized on impaired loans was $61,000 for 2000 and $0 for 1999 and 1998.

6.   Loan Servicing

     Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of these loans as of December 31, 2000 and 1999 was $22.6 million and $16.7 million, respectively.

     The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 2000 and 1999, was $228,000 and $167,000, respectively. The fair value of these rights was $240,000 and $167,000, respectively. The fair value of servicing rights was determined using discount rates from 12.0 percent to 12.5 percent.
Mortgage servicing rights of $244,000 were sold in 1999.

     The following summarizes mortgage servicing rights capitalized and amortized:

                                        Years Ended December 31,
                                         2000     1999     1998
                                              In Thousands
Mortgage servicing rights capitalized     $83     $170     $161

Mortgage servicing rights amortized       $22     $ 23     $ 42

7.   Premises And Equipment

     Components of premises and equipment were as follows:

                                                  December 31,
                                                 2000      1999
                                                  In Thousands
Land and land improvements                     $ 1,858   $ 1,595
Buildings                                        7,520     7,013
Furniture and equipment                          5,393     4,947
Premises and equipment                          14,771    13,555

Less accumulated depreciation                    6,371     5,956

Premises and equipment, net                    $ 8,400   $ 7,599

     Certain facilities and equipment are leased under various operating leases. Rental expense for these leases was $230,000, $177,000 and $93,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum rental commitments under noncancellable leases were as follows (in thousands):

                2001                      $  543
                2002                         594
                2003                         537
                2004                         542
                2005                         551
                Thereafter                 4,850

                                          $7,617

8.   Deposits

     The components of deposits were as follows:

                                        Years ended December 31,
                                            2000        1999
                                              In Thousands
Demand, non-interest bearing              $ 38,233    $ 30,941
Demand, interest bearing                    54,783      59,818
Savings                                     46,317      48,850
Time, $100,000 and over                     26,565      16,226
Time, other                                130,465     113,509

Total deposits                            $296,363    $269,344

     At December 31, 2000, the scheduled maturities of time deposits were as follows (in thousands):

                2001                  $ 93,194
                2002                    49,866
                2003                     8,530
                2004                     2,471
                2005                     2,619
                Thereafter                 350
                                      $157,030

9.   Borrowings

     The Bank had federal funds purchased and other short-term borrowings from the Federal Home Loan Bank at December 31, 2000 and 1999 in the amount of $600,000 and $23.57 million, respectively. The December 31, 2000 balance outstanding matured
January 2, 2001, at an interest rate of 6.10%.

  In addition, the Bank enters into agreements with customers as part of cash management services where the Bank sells securities to the customer overnight with the agreement to repurchase them at par. Securities sold under agreements to repurchase generally mature one day from the transaction date. The securities underlying the agreements were under the Bank's control. The outstanding balances and related information of securities sold under agreements to repurchase are summarized as follows:

                                        Years Ended December 31,
                                            2000        1999
                                          Dollars In Thousands

Average balance during the year           $ 9,673      $1,946
Average interest rate during the year        5.73%       5.16%
Maximum month-end balance during the
  year                                    $15,659      $ 4,169

     Long-term debt consisted of the following:

                                                  December 31,
                                                 2000      1999
                                                  In Thousands
Notes with the Federal Home Loan Bank
  (FHLB):
Term Note Due October 2000 at 4.72%            $     -   $ 1,000
18 Month/6 Month Term Note Due July 2001,
  Variable at 6.83%                             10,000         -
2 Year Term Note Due November 2002,
  Fixed at 6.57%                                 4,000         -
3 Year Term Note Due November 2003,
  Fixed at 6.59%                                 4,000         -
4 Year Term Note Due November 2004,
  Fixed at 6.63%                                 4,000         -
5 Year/2 Year Term Note Due December 2004,
  Fixed at 6.14%(1)                              5,000     5,000
7 Year/2 Year Term Note Due April 2005,
  Fixed at 5.55%(1)                                  -    10,000
10 Year/5 Year Term Note Due September 2008,
  Fixed at 4.92%(1)                              5,000     5,000
10 Year/5 Year Term Note Due February 2009,
  Fixed at 4.97%(1)                              5,000     5,000
10 Year/5 Year Term Note Due December 2009,
  Fixed at 6.30%(1)                              5,000     5,000
                                                42,000    31,000

Notes with other financial institutions:
5 Year Term Note Due March 2005, Fixed
  at 8.50%                                         500         -
5 Year Term Note Due March 2005, Fixed
  at 9.00%(2)                                    1,000         -
                                               $43,500   $31,000

(1) These notes contain a convertible option that allows the FHLB, at quarterly intervals, to change the note to an adjustable-rate advance at three-month LIBOR (6.40% at December 31, 2000) plus 14 to 16 basis points. If the note is converted, the option allows the Bank to put the funds back to the FHLB at par. The year/year refers to the maturity of the note (in years) and the term until the first convertible date.

(2) This note contains prepayment penalty provisions ranging from 3% in the first year to 1% in the fifth year.

     Contractual maturities of long-term debt at December 31, 2000 were as follows (in thousands):

              2001                       $10,000
              2002                         4,000
              2003                         4,000
              2004                         9,000
              2005                         1,500
              Thereafter                  15,000

                                         $43,500

     The Bank has a maximum borrowing capacity with the Federal Home Loan Bank of approximately $123.0 million, of which $42.6 million was outstanding at December 31, 2000. Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

10.  Mandatory Redeemable Capital Debentures

     First Leesport Capital Trust I, a Delaware statutory business trust, was formed on March 9, 2000 and is a wholly-owned subsidiary of the Company. The Trust issued $5 million of 10 7/8% fixed rate capital trust pass-through securities to investors. First Leesport Capital Trust I purchased $5 million of fixed rate junior subordinated deferrable interest debentures from First Leesport Bancorp. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by First Leesport Bancorp of the obligations of the Trust under the capital securities. The capital securities are redeemable by First Leesport Bancorp on or after March 9, 2010, at stated premiums, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on March 9, 2030.

11.  Employee Benefits

     In 2000, the Company established an Employee Stock Ownership Plan (ESOP) to provide its employees with future retirement plan assistance. The ESOP will invest primarily in the Company's common stock. During 2000, $167,000 was accrued to provide for contribution of shares to the Plan. No shares were purchased on behalf of the ESOP as of December 31, 2000.

     Leesport Bank terminated its noncontributory defined benefit pension plan during 2000. This plan had covered all Leesport Bank employees who met the eligibility requirements. The Plan assets in excess of the projected benefit obligation were allocated to the Plan's eligible participants and a gain on the termination of $21,000 was recognized. The expense related to these plans was $88,000 for the year ended December 31, 1999, and $81,000 for the year ended December 31, 1998.

     Net pension cost for this plan consisted of the following components:

                                        Years Ended December 31,
                                              In thousands
                                            1999         1998
Service cost (benefits earned)             $ 134        $ 128
Interest cost on projected benefit
  obligation                                 115          109
Expected return on plan assets              (150)        (139)
Net amortization and deferral                (11)         (17)

                                           $  88        $  81

     Assumptions used by Leesport Bank in the determination of pension plan information for 1999 and 1998 consisted of the following: Discount rate - 6.5%, rate of increase in compensation levels - 4.0%, expected long-term rate of return on plan assets - 8.0%.

     The Company has a 401(k) Salary Deferral Plan. This plan covers all eligible employees who elect to contribute to the Plan. An employee who has attained 18 years of age and has been employed for at least 30 calendar days is eligible to participate in the Plan effective with the next quarterly enrollment period. Employees become eligible for the Company contribution to the Salary Deferral Plan at each future enrollment period upon completion of one year of service. Effective January 1, 2000, the Company contributed 100% of the first three percent of eligible employees' annual salary deferral and 50% of the next four percent of salary deferred. The Company previously contributed 50% of the employee's contribution up to a maximum of seven percent of annual salary. Contributions from the Company vest to the employee over a five year schedule. The annual expense included in salaries and employee benefits representing the expense of the Company's contribution was $257,000, $132,000, and $52,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

     The Company has entered into deferred compensation agreements with certain directors and a salary continuation plan for certain key employees. At December 31, 2000 and 1999, the present value of the future liability for these plans was $625,000 and $462,000, respectively. To fund the benefits under these agreements, the Company is the owner and beneficiary of life insurance policies on the lives of the directors and employees. These policies had an aggregate cash surrender value of $5.90 million and $2.28 million at December 31, 2000 and 1999, respectively. For the years ended December 31, 2000, 1999 and 1998, $226,000, $125,000 and $112,000, respectively, was charged to expense in connection with these agreements.

     In May 2000, the Board of Directors of First Leesport Bancorp, Inc. adopted a non-compensatory Employee Stock Purchase Plan (ESPP). Under the ESPP, employees of the Company who elect to participate are eligible to purchase common stock at prices up to a 15 percent discount from the market value of the stock. The ESPP does not allow the discount in the event that the purchase price would fall below the Company's most recently reported book value per share. The ESPP allows an employee to make contributions through payroll deduction to purchase common shares up to 15 percent of annual compensation. The total number of shares of common stock that may be issued pursuant to the ESPP is 250,000. As of December 31, 2000 a total of 940 shares have been issued under the ESPP.

12.  Stock Option Plans

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

     Pro forma information regarding net income and earnings per share is required by Financial Accounting Standards Board Statement 123, "Accounting and Disclosure of Stock-Based Compensation" (FASB 123), and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value of options granted during 2000 and 1999 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 4.71% to 6.63%; volatility factors of the expected market price of the Company's common stock of 12.77% to 21.82%; expected life of the options of 7 years and a cash dividend yield of 2.2%.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                   Years Ended December 31,
                                    2000     1999     1998
                             In Thousands, Except Per Share Data
Net income:
As reported                        $2,126   $1,401   $1,511
Pro forma                          $1,979   $1,305   $1,511
Earnings per share:
As reported, basic and
  diluted                          $ 1.15   $  .76   $ .86
Pro forma, basic and diluted       $ 1.07   $  .71   $ .86

     Stock option transactions under the Plans were as follows:

                                                     Years Ended December 31,
                                         2000                   1999                  1998
                                            Weighted-             Weighted-             Weighted-
                                             Average               Average               Average
                                             Exercise              Exercise              Exercise
                                  Options     Price     Options     Price     Options     Price
Outstanding at the
  beginning of the year            94,653     $20.67     47,408     $23.32          -     $    -
Granted                            40,050      14.58     47,245      18.00     47,408      23.32
Exercised                               -          -          -          -          -          -
Forfeited                          (2,362)     18.39          -          -          -          -
Outstanding at the end
  of the year                     132,341     $18.86     94,653     $20.67     47,408     $23.32
Exercisable at December 31         46,397     $19.94
Weighted-average fair value of
  options granted during the
  year                                        $ 4.68                $ 5.29                $ 5.80

     Options available for grant at December 31, 2000 were 130,159.

     Stock options outstanding at December 31, 2000, were exercisable at prices ranging from $13.75 to $25.95 a share.
The weighted-average remaining contractual life of the above options is approximately 8 years.

13.  Federal Income Taxes

     The components of federal income tax expense were as follows:

                                        Years Ended December 31,
                                         2000     1999     1998
                                              In Thousands
Current                                 $ 846    $ 917    $ 353
Deferred                                 (235)    (463)     (36)

                                        $ 611    $ 454    $ 317

     Reconciliation of the statutory federal income tax expense computed at 34% to the federal income tax expense included in the consolidated statements of income is as follows:

                                        Years Ended December 31,
                                         2000     1999     1998
                                         In Thousands
Federal income tax at statutory rate    $ 931    $ 631    $ 622
Tax exempt interest                      (378)    (351)    (333)
Interest disallowance                      59       41       49
Bank owned life insurance                (107)     (32)     (38)
Non-deductible goodwill                    85       76        6
Non-deductible merger costs                 -       81        -
Other                                      21        8       11

                                        $ 611    $ 454    $ 317

     The federal income tax provision includes $10,000, $18,000 and $20,000 in 2000, 1999 and 1998, respectively, of federal income taxes related to gains on the sale of securities.

     Net deferred tax assets consisted of the following components:

                                                  December 31,
                                                2000       1999
                                                 In Thousands
Deferred tax assets:
Allowance for loan losses                      $1,021     $ 806
Deferred compensation                             214       157
Net unrealized losses on securities
  available for sale                              242     1,100
Other                                              10        42
  Total deferred tax assets                     1,487     2,105

Deferred tax liabilities:
Premises and equipment                            (86)      (86)
Mortgage servicing rights                         (77)      (57)
Other                                              (6)      (21)
Total deferred tax liabilities                   (169)     (164)
Net deferred tax assets                        $1,318    $1,941

14.  Transactions With Executive Officers And Directors

     The Bank has had banking transactions in the ordinary course of business with its executive officers and directors and their related interests on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 2000 and 1999, these persons were indebted to the Bank for loans totaling $5.62 million and $6.24 million, respectively. During 2000, $649,000 of new loans were made and repayments totaled $1.27 million.

15.  Regulatory Matters And Capital Adequacy

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on their financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and tier I capital (as defined in the regulations) to risk-weighted assets, and of tier I capital to average assets. Management believes, as of December 31, 2000, that the Company and the Bank meet all minimum capital adequacy requirements to which they are subject.

     As of December 31, 2000, the most recent notification from the Bank's primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed its category.

     The Company's and the Bank's actual capital amounts and ratios are presented below:

                                                        As of December 31, 2000
                                                                                    Minimum
                                                                                   To Be Well
                                                                Minimum        Capitalized Under
                                                              For Capital      Prompt Corrective
                                             Actual        Adequacy Purposes   Action Provisions
                                        Amount    Ratio     Amount    Ratio     Amount    Ratio
                                                       Dollar Amounts in Thousands
Total capital (to risk-weighted
  assets):
First Leesport Bancorp                  $32,650   11.93%   $ 22,032    8.00%   $ 27,540    10.00%
Leesport Bank                            31,427   11.53      21,798    8.00      27,248    10.00
Tier I capital (to risk-weighted
  assets):
First Leesport Bancorp                   29,228   10.68      11,016     4.00     16,524     6.00
Leesport Bank                            28,019   10.28      10,899     4.00     16,349     6.00
Tier I capital (to average assets):
First Leesport Bancorp                   29,228    7.49      15,787     4.00     19,734     5.00
Leesport Bank                            28,019     7.35     15,252     4.00     19,065     5.00

As of December 31, 1999:
Total capital (to risk-weighted
  assets):
First Leesport Bancorp                  $25,972    10.93%  $ 19,006     8.00%  $ 23,757    10.00%
Leesport Bank                            25,036    10.48     19,432     8.00     24,290    10.00
Tier I capital (to risk-weighted
  assets):
First Leesport Bancorp                   23,018     9.69      9,503     4.00     14,254     6.00
Leesport Bank                            22,105     9.29      9,716     4.00     14,574     6.00
Tier I capital (to average assets):
First Leesport Bancorp                   23,018     6.61     13,933     4.00     17,417     5.00
Leesport Bank                            22,105     6.38     13,851     4.00     17,314     5.00

     Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. At December 31, 2000, the Bank had approximately $13.35 million available for payment of dividends to the Company. Loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis.

     As of December 31, 2000, the Company had declared a $.15 per share cash dividend for shareholders of record on January 3, 2001, payable January 12, 2001. The Company's Board of Directors declared a five percent stock dividend in December 1999 to shareholders of record on January 3, 2000, which was paid on January 17, 2000.

16.  Financial Instruments With Off-Balance Sheet Risk

     The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

     A summary of the contractual amount of the Bank's financial instrument commitments was as follows:

                                                  December 31,
                                                 2000      1999
                                                  In Thousands
Commitments to grant loans                     $11,425   $15,737
Unfunded commitments under lines of credit      28,830    23,759
Outstanding letters of credit                      291       550

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

17.  Concentrations Of Credit Risk

     The Bank grants commercial, residential and consumer loans to customers primarily located in Berks, Schuylkill and Luzerne counties in Pennsylvania. The concentrations of credit by type of loan are set forth in Note 5. Although the Bank has a diversified loan portfolio, its debtors' ability to honor these contracts is influenced by the region's economy.

18.  Fair Value Of Financial Instruments

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

The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at December 31, 2000 and 1999:

Cash and cash equivalents:

     The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

Securities available for sale:

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

Deposit liabilities:

     The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and certain types of money market accounts) are considered to be equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated expected monthly maturities on time deposits.

Securities sold under agreements to repurchase and federal funds purchased:

     The carrying amounts of these short-term borrowings approximate their fair values.

Long-term debt:

     The fair value of long-term debt is calculated based on the discounted value of contractual cash flows, using rates currently available for borrowings with similar maturities.

Mandatory redeemable capital debentures:

     The fair value of these debentures is calculated based on the discounted value of contractual cash flows, using rates currently available.

Accrued interest receivable and payable:

     The carrying amount of accrued interest receivable and accrued interest payable approximate its fair value.

Off-balance sheet instruments:

     Fair values for the Bank's off-balance sheet instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

     The estimated fair values of the Company's financial instruments were as follows:

                                                               December 31,
                                                       2000                    1999
                                              Carrying   Estimated    Carrying   Estimated
                                               Amount    Fair Value    Amount    Fair Value
                                                               In Thousands
Financial Assets:
Cash and cash equivalents                     $ 12,149    $ 12,149    $ 15,865    $ 15,865
Securities                                      74,368      74,368      72,165      72,165
Loans                                          284,863     285,147     253,194     253,444
Accrued interest receivable                      2,399       2,399       2,019       2,019

Financial Liabilities:
Deposits                                       296,363     297,230     269,344     269,482
Securities sold under agreements to
  repurchase                                    14,663      14,663       4,608       4,608
Federal funds purchased                            600         600      23,567      23,567
Long-term debt                                  43,500      43,952      31,000      31,799
Mandatory redeemable capital debentures          5,000       4,961           -           -
Accrued interest payable                         1,828       1,828       1,415       1,415

Off-Balance Sheet Financial Instruments:
Commitments to extend credit                         -           -           -           -
Standby letters of credit                            -           -           -           -

19.  Segment And Related Information

     The Company's insurance operations and brokerage and investment operations are managed separately from the traditional banking and related financial services that the Company also offers. These operations provide commercial insurance, individual and group benefit plans, personal insurance coverage, securities brokerage services, and investment advisory services. The brokerage and investment advisory operation was not material to the consolidated financial statements of the Company in 1999, and the insurance operation was not material to the consolidated financial statements of the Company in 1998.

     Segment information for 2000 and 1999 is as follows (in thousands):

                                               Banking and     Brokerage and
                                                Financial        Investment
2000                                             Services         Services     Insurance   Total
Revenues from external customers                 $12,963          $956          $3,852    $17,771

Income (loss) before federal income taxes          2,404           (11)            344      2,737

Total assets                                     391,102           114           2,610    393,826

Purchases of premises and equipment                1,536            23              82      1,641

                                               Banking and
                                                Financial
1999                                             Services         Insurance      Total
Revenues from external customers                 $11,916          $3,296        $15,212

Income before federal income taxes                 1,653             202          1,855

Total assets                                     356,610           2,008        358,618

Purchases of premises and equipment                1,503             358          1,861

Income (loss) before federal income taxes, as presented above, reflects referral and management fees of approximately $614,000 and $179,000 that the insurance operation and the brokerage and investment operation, respectively, paid to the Bank during 2000. Referral and management fees of approximately $614,000 were paid by the insurance operation to the Bank in 1999.

20.  First Leesport Bancorp, Inc. (Parent Company Only)
Financial Information


December 31,                                              2000                1999
                                                                In Thousands
ASSETS
Cash                                                        $    68          $   453
Investment in bank subsidiary                                32,238           24,860
Investment in non-bank subsidiary                               229                -
Securities available for sale                                 3,031            1,874
Premises and equipment and other assets                         558              122

Total assets                                                $36,124          $27,309
                                                            =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Borrowed funds                                              $ 2,510          $ 1,010
Other liabilities                                               268              697
Corporate obligation for mandatory redeemable debentures      5,000                -

Shareholders' Equity                                         28,346           25,602

Total liabilities and shareholders' equity                   36,124          $27,309
                                                            =======          =======

STATEMENTS OF INCOME

Years Ended December 31,                                      2000            1999            1998
                                                                          in Thousands
Dividends from bank subsidiary                               $2,165          $4,178          $1,223
Other income                                                    233             108              95
Interest expense on corporate obligation for mandatory
  redeemable capital debentures                                (424)              -               -
Other expense                                                  (645)           (570)           (194)

Income before equity in (excess of) undistributed
  net income of subsidiaries and income taxes                 1,329           3,716           1,124

Income tax benefit                                             (283)            (78)            (34)

Equity in (excess of) undistributed net
  income of bank subsidiary                                     514          (2,393)            353

Net income                                                   $2,126         $ 1,401          $1,511
                                                              =====          ======           =====

20.  First Leesport Bancorp, Inc. (Parent Company Only)
Financial Information (continued)

STATEMENTS OF CASH FLOWS

Years Ended December 31,                                      2000            1999            1998
                                                                          in Thousands
Cash flows provided by operating activities
Net income                                                   $2,126           $1,401          $1,511
Depreciation                                                      4                3               4
Equity in (excess of) undistributed
  earnings of bank subsidiary                                  (514)           2,393            (353)
(Decrease) increase in other liabilities                       (397)             485              23
Increase in other assets                                       (509)             (37)             (7)

Net cash provided by operating activities                       710            4,245           1,178

Cash flows used in investing activities
Purchase of investment securities                             (1,141)         (1,146)           (314)
Investment in bank subsidiary                                 (5,190)         (2,700)              -
Investment in non-bank subsidiary                               (229)              -               -

Net cash used in investing activities                         (6,560)         (4,116)           (314)

Cash flows provided by (used in) financing activities
Proceeds from borrowings                                       1,500           1,010               -
Issuance of mandatory redeemable capital debentures            5,000               -               -
Reissuance of treasury stock                                      64               -               -
Cash dividends paid                                           (1,099)           (982)           (829)

Net cash provided by (used in) financing activities            5,465              28            (823)

Increase (decrease) in cash                                     (385)            157              41

Cash:
Beginning                                                        453             296             255

Ending                                                        $   68          $  453          $  296
                                                               =====           =====           =====

21. Quarterly Data (Unaudited)

Year Ended December 31, 2000                                  Fourth       Third       Second       First
                                                             Quarter       Quarter     Quarter     Quarter
                                                                 In Thousands, Except Per Share Data
Interest income                                              $7,245        $7,054     $6,823       $6,349
Interest expense                                              4,435         4,231      4,014        3,706
Net interest income                                           2,810         2,823      2,809        2,643
Provision for loan losses                                       300           308        237          237
Net interest income after provision for loan losses           2,510         2,515      2,572        2,406
Other income                                                  1,627         1,570      1,733        1,756
Other expense                                                 3,543         3,575      3,398        3,436
Income before federal income taxes                              594           510        907          726
Federal income taxes                                            153            67        248          143
Net income                                                   $  441        $  443     $  659       $  583
                                                              =====         =====      =====        =====
Earnings per common share, basic and diluted                 $  .24        $  .24     $  .36       $  .31
                                                              =====         =====      =====        =====
Net income, excluding goodwill amortization                  $  508        $  510     $  726       $  651
                                                              =====         =====      =====        =====
Earnings per common share, basic and diluted,
  excluding goodwill amortization                            $  .27        $  .27     $  .40       $  .35
                                                              =====         =====      =====        =====
Year Ended December 31, 1999                                  Fourth       Third      Second       First
                                                             Quarter       Quarter    Quarter     Quarter
                                                                 In Thousands, Except Per Share Data
Interest income                                              $6,237        $6,014     $5,550       $5,144
Interest expense                                              3,487         3,191      2,973        2,747
Net interest income                                           2,750         2,823      2,577        2,397
Provision for loan losses                                       270           505        248          247
Net interest income after provision for loan losses           2,480         2,318      2,329        2,150
Other income                                                  1,271         1,149      1,226        1,125
Other expense                                                 3,248         3,646      2,750        2,549
Income (loss) before federal income taxes (benefit)             503          (179)       805          726
Federal income taxes (benefit)                                  136           (74)       224          168
Net income (loss)                                            $  367         $(105)    $  581       $  558
                                                              =====         =====      =====        =====
Earnings (loss) per common share, basic and diluted          $  .20         $(.06)    $  .32       $  .30
                                                              =====         =====      =====        =====

Net income (loss), excluding goodwill amortization           $  432         $(46)     $  633       $  610
                                                              =====         =====      =====        =====

Earnings (loss) per common share, basic and diluted,
excluding goodwill amortization                              $  .23         $(.03)    $.35         $  .34
                                                              =====         =====      =====        =====

Merger and restructuring costs totaling $814,000 ($617,000 after tax) were expensed during the third quarter of 1999.



Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

         None.



                             PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information relating to directors and executive officers of the Registrant is incorporated herein by reference to the information disclosed under the caption "MATTER NO. 1 - ELECTION OF DIRECTORS - Directors" included in the Registrant's Proxy Statement for the Annual meeting of Stockholders to be held on April 24, 2001.

Item 11.  Executive Compensation

     The information relating to executive compensation and directors' compensation is incorporated herein by reference to the information disclosed under the captions "MATTER NO. 1 - ELECTION OF DIRECTORS - Director Compensation; Executive Compensation; Executive Officer Agreements; Deferred Compensation and Salary Continuation Agreements; and Compensation Committee Interlocks and Insider Participation" included in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the information disclosed under the caption "MATTER NO. 1 - ELECTION OF DIRECTORS - Directors - Director and Officer Stock Ownership" included in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2001.

Item 13.  Certain Relationships and Related Transactions

     The information relating to certain relationships and related transactions is incorporated herein by reference to the information disclosed under the caption "MATTER NO. 1 - ELECTION OF DIRECTORS - Transactions with Management and Others" included in the Registrant's proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2001.



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

   10.9 Employment Agreement, dated September 17, 1998, among First Leesport Bancorp, Inc., Essick & Barr, Inc. and Charles J. Hopkins (Incorporated by reference to Exhibit 10.12 to Registrant's
              Annual Report on Form 10-KSB for the year ended
              December 31, 1998).*

   10.10 Employment Agreement, dated October 1, 1999, among First Leesport Bancorp, Inc., First Leesport Investment Group, Inc., First Leesport Wealth Management, Inc. and Keith W. Johnson. (Incorporated herein by reference to Exhibit 10.12 of the Registrant's annual report on Form 10-K for the year ended December 31, 1990.)*

   11 No statement setting forth the computation of per share earnings is included because such computation is reflected clearly in the financial statements set forth in response to Item 7 of this Report.

   21         Subsidiaries of First Leesport Bancorp, Inc.

   23.1       Consent of Beard Miller Company LLP.

   23.2       Consent of Stokes & Hinds, LLC.

   99         Report of Stokes & Hinds, LLC.
_____________________

* Denotes a management contract or compensatory plan or arrangement.

         (b)  Reports on Form 8-K.

              The following report on Form 8-K was filed by the Company during the quarter ended December 31, 2000:

     None.



                           Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2001                FIRST LEESPORT BANCORP, INC.

                              By:/s/Raymond H. Melcer, Jr.
                                Raymond H. Melcher, Jr.,
                                Chairman, President and
                                Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Raymond H. Melcher, Jr.   Chairman,            March 29, 2001
Raymond H. Melcher, Jr.      President and Chief
                             Executive Officer,
                             Director

/s/Kurt A. Phillips          Chief Financial      March 29, 2001
Kurt A. Phillips             and Chief
                             Accounting Officer

/s/Edward C. Barrett         Director             March 29, 2001
Edward C. Barrett

/s/James H. Burton           Director             March 29, 2001
James H. Burton

/s/Anthony R. Cali           Director             March 29, 2001
Anthony R. Cali

/s/John T. Connelly          Director             March 29, 2001
John T. Connelly

/s/Charles J. Hopkins        Director             March 29, 2000
Charles J. Hopkins

/s/Keith W. Johnson          Director             March 29, 2000
Keith W. Johnson

/s/William J. Keller         Director             March 29, 2001
William J.Keller

/s/Andrew J. Kuzneski, Jr.   Director
Andrew J. Kuzneski, Jr.

/s/Roland C. Moyer, Jr.      Director             March 29, 2001
Roland C. Moyer, Jr.

/s/Harry J. O'Neill III      Director             March 29, 2001
Harry J. O'Neill III

/s/Karen A. Rightmire        Director             March 29, 2001
Karen A. Rightmire

/s/Alfred J. Weber           Director             March 29, 2001
Alfred J. Weber



                           EXHIBIT INDEX

Exhibit No.   Description

    3.1       Articles of Incorporation of First Leesport
              Bancorp, Inc.

    3.2       Bylaws of First Leesport Bancorp, Inc.

   21         Subsidiaries of First Leesport Bancorp,
              Inc.

   23.1       Consent of Beard Miller Company LLP.

   23.2       Consent of Stokes & Hinds, LLC.

   99         Report of Stokes & Hinds, LLC.