Form 10-Q
period 2001-03-31
FIRST LEESPORT BANCORP INC
filed 2001-05-15
CIK 775662

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

   (X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2001,
                             or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                    Number of Shares Outstanding
                                          as of May 2, 2001
COMMON STOCK ($5.00 Par Value)                1,870,721
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


Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

            FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
          UNAUDITED CONSOLIDATED, CONDENSED BALANCE SHEETS
                       (Amounts in thousands)

                                                       March 31               Dec 31
ASSETS                                                   2001                  2000
Cash and Due from Banks                                $ 10,243              $ 11,643
Interest-bearing Deposits in Other Banks                  1,338                   506
Total Cash and Balances Due from Banks                   11,581                12,149
Federal Funds Sold                                       20,110                     0
Securities Available for Sale                            77,844                74,368
Loans, Net of Unearned Income                           291,394               284,863
Less: Allowance for Loan Losses                          (3,803)               (3,571)
Net Loans                                               287,591               281,292
Bank Premises and Equipment                               8,675                 8,400
Other Real Estate Owned                                     243                   194
Accrued Interest Receivable
  and Other Assets                                       16,804                17,423

     TOTAL ASSETS                                      $422,848              $393,826
                                                       ========              ========

LIABILITIES:
DEPOSITS:
Non-interest Bearing                                    $35,319              $ 38,233
Interest Bearing                                        289,402               258,130
TOTAL DEPOSITS                                          324,721               296,363
Federal Funds Purchased                                       0                   600
Securities Sold Under Agreements
  to Repurchase                                          13,848                14,663
Long-term Debt                                           43,500                43,500
Mandatory Redeemable Capital Securities
  Of Subsidiary Trust                                     5,000                 5,000
Accrued Interest Payable
   And Other Liabilities                                  6,488                 5,354

     TOTAL LIABILITIES                                  393,557               365,480

Shareholders' Equity
Common Stock, $5.00 Par Value per Share;
Authorized 10,000,000 shares,
     Issued 1,868,900 shares in 2001
            1,858,919 shares in 2000                      9,344                 9,295
Surplus                                                   5,091                 4,996
Retained Earnings                                        14,716                14,586
Accumulated Other Comprehensive
  Income (Loss)                                             140                  (469)
Treasury Stock, at cost; 4,960 shares in 2000                 0                   (62)

     TOTAL SHAREHOLDERS' EQUITY                          29,291                28,346

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $422,848              $393,826
                                                       ========              ========

The accompanying notes are an integral part of these condensed financial statements.



           FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
      UNAUDITED CONSOLIDATED, CONDENSED STATEMENTS OF INCOME
           (Amounts in thousands, except per share data)

                                                                  Three Months Ended
                                                           March 31, 2001    March 31, 2000
INTEREST INCOME
Interest & Fees on Loans                                       $5,838            $5,128
Interest on Securities:
  Taxable                                                       1,079               878
  Tax-Exempt                                                      142               263
Dividend Income                                                    86                62
Interest on Federal Funds Sold                                    117                18

     TOTAL INTEREST INCOME                                      7,262             6,349

INTEREST EXPENSE
Interest on Deposits                                            3,529             2,761
Interest on Short-term Borrowings                                 146               470
Interest on Long-term Debt                                        812               473

     TOTAL INTEREST EXPENSE                                     4,487             3,706

NET INTEREST INCOME                                             2,775             2,643
Provision for Loan Losses                                         290               237
Net Interest Income after the
  Provision for Loan Losses                                     2,485             2,406

OTHER INCOME
Customer Service Fees                                             205               123
Mortgage Banking Activities                                       175                64
Commissions on Insurance Sales                                    888               916
Brokerage and Investment Advisory Fees                            198               237
Other Income                                                      188               411
Realized Gain(Loss)on Sale of Securities                           (4)                5

     TOTAL OTHER INCOME                                         1,650             1,756

OTHER EXPENSES
Salaries and Benefits                                           1,963             1,813
Occupancy Expense                                                 280               229
Furniture and Equipment Expense                                   256               193
Computer Services                                                 277               255
Goodwill Amortization                                              66                75
Other Real Estate Expenses                                         53               108
Other Operating Expenses                                          727               761

     TOTAL OTHER EXPENSES                                       3,622             3,434

Income Before Income Taxes                                        513               728
Income Taxes                                                      102               145

     NET INCOME                                                $  411            $  583
                                                               ======            ======

EARNINGS PER SHARE DATA
Averages Shares Outstanding                                 1,861,463         1,849,845
Basic Earnings Per Share                                        $0.22             $0.32
Average Shares Outstanding for Diluted Earnings Per Share   1,863,972         1,849,845
Diluted Earnings Per Share                                      $0.22             $0.32
Cash Dividends Paid Per Share                                   $0.15             $0.15

The accompanying notes are an integral part of these condensed financial statements.



              FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
      UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       (Amounts in thousands)

                                                  Three Months Ended
                                           March 31, 2001   March 31, 2000

Net Income                                     $  411            $583
Other Comprehensive Income (Loss),
  net of tax:
   Unrealized gains on
   securities arising during the period,
   net of tax expense:
   2001 - $314; 2000 - $20;                       609              38

    Less: Reclassification adjustments
     for gains included in net income,
     net of tax expense (benefit):                  0               0
     2001 - 0; 2000 - 0
     Other Comprehensive Income (Loss)            609              38

Comprehensive Income                           $1,020            $621
                                               ======            ====

The accompanying notes are an integral part of these condensed financial statements.



           FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
     UNAUDITED CONSOLIDATED, CONDENSED STATEMENTS OF CASH FLOWS
          (Amounts in thousands, except per share data)

                                                              Three Months Ended
                                                        March 31, 2001   March 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                       $    411      $    583
Provision for loan losses                             290           237
Provision for depreciation                            253           172
Amortization of goodwill                               66            75
Net amortization (accretion) of
  securities premiums and discounts                     1           (16)
Amortization of mortgage servicing rights               5             5
Realized gain/(loss) on sale of securities              4            (5)
Loans originated for sale                          (4,359)       (1,854)
Proceeds from sales of loans                        3,973         1,861
(Increase) decrease in accrued interest
  receivable and other assets                         185          (859)
Increase (decrease) in accrued interest
  payable and other liabilities                     1,132        (1,287)
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                           $  1,961      $ (1,088)

CASH FLOWS FROM INVESTING ACTIVITIES:
Available for sale securities:
Proceeds from principal repayments
  and maturities of securities                   $  2,923      $    787
Net(increase)decrease in federal funds sold       (20,110)          140
Proceeds from sales of securities                  14,738           599
Purchase of securities                            (20,249)       (8,052)
Loans made to customers, net of repayments         (6,175)       (9,998)
Purchase of life insurance policies                     0        (3,317)
Purchases of bank premises and equipment             (528)         (392)
NET CASH USED IN INVESTING ACTIVITIES            $(29,401)     $(20,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                           28,359         5,386
Net increase (decrease) in federal funds
  purchased and repurchase agreements              (1,415)        2,950
Proceeds from long-term debt                            0         1,285
Proceeds from issuance of capital securities            0         5,000
Issuance of common stock                              206             0
Cash dividends paid                                  (278)         (277)
NET CASH PROVIDED BY FINANCING ACTIVITIES         $26,872      $ 14,344

Increase (decrease) in cash and cash equivalents  $  (568)     $ (6,977)
                                                  =======      ========
Cash and cash equivalents:
  Beginning                                       $ 12,149     $ 15,865
  Ending                                          $ 11,581     $  8,888
Cash payments for:
Interest                                          $  4,539     $ 2,992
Income Taxes                                      $    107     $   259

The accompanying notes are an integral part of these condensed financial statements.



                  FIRST LEESPORT BANCORP, INC.

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The unaudited consolidated financial statements contained herein have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. For comparative purposes, prior years' consolidated financial statements have been reclassified to conform with report classifications of the current year.

2.  The results of operations for the three-month period ended
    March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

3.  For further information, refer to the Consolidated Financial
    Statements and Footnotes included in the Company's Annual
    Report on Form 10-K for the year ended December 31, 2000.

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

5. On October 1, 1999, the Registrant acquired Johnson Financial Group, Inc. ("JFG"), a registered investment advisor, and KRJ & Associates, an affiliate of JFG. Terms of the agreement provide for a contingent annual consideration to be paid to the principals. The payment for 2000 was in cash and 4,238 shares of common stock of the Registrant. These shares were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and are "restricted securities" within the meaning of Rule 144 under such Act. The impact of the additional goodwill was not material to the results of operations.

6. In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, letters of credit and commitments to sell loans. Such financial instruments are recorded in the consolidated balance sheets when they become receivable or payable.

7.  The Financial Accounting Standards Board issued
    Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998 which was amended by Statement No. 137 and Statement No. 138. The Company was required to adopt the Statement on January 1, 2001. The adoption of the Statement has not had a significant impact on the Company.

8. In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities." This statement replaces FASB No. 125, of the same name. It revises the standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of FASB No. 125 without reconsideration. FASB No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is to be applied prospectively with certain exceptions. Adoption of the statement did not have a significant impact on the Company.

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

                                      Banking
                                        and
                                     Financial  Insurance  Investment
                                      Services   Services   Services    Total
Three months ended March 31, 2001
  Revenues from external sources       $3,339      $888       $198     $4,425
  Income before income taxes              607       (34)       (60)       513

Three months ended March 31, 2000
  Revenues from external sources        3,246       916        237      4,399
  Income before income taxes              664        69         (5)       728

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

Results of Operations

     Net income for the Company for the three months ended
March 31, 2001 and March 31, 2000 was $411,000 and $583,000,
respectively. Basic and diluted earnings per share were $.22 in 2001 compared to $.32 for the first quarter of 2000. Net income excluding amortization of goodwill was $477,000 for the first quarter of 2001 and $658,000 for the first quarter of 2000.

    The apparent decline in net income for the first quarter of 2001 as compared to 2000 is primarily the result of a one-time, pre-tax gain of $245,000 from the sale of a Bank-owned financial services facility in March 2000. This financial services facility was relocated to a nearby site in February 2001.

     The following are the key ratios for the Company as of March 31:

                                        Three Months Ended
                                            March 31
                                        2001          2000

Return on average assets                 .41%          .64%
Return on average
  shareholders' equity                  5.74%         9.03%
Dividend payout ratio                  68.18%        47.55%
Average shareholders' equity
  to average assets                     7.16%         7.12%

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

     Net interest income for the three months ended March 31, 2001 was $2.78 million, an increase of 5.3% compared to the $2.64 million reported for the first quarter of 2000. The net interest margin for the three months ended March 31, 2001 was 3.14% compared to 3.37% for the first three months of 2000. Average interest earning assets for the three months ended March 31, 2001 were $373.2 million, a $38.4 million, or 11.5%, increase over average earning assets for the first quarter of 2000.

     The following are the key net interest margin ratios:

                                        Three Months Ended
                                             March 31
                                         2001          2000

Yield on average earning assets         8.03%         7.78%
Cost of supporting liabilities          4.98%         4.44%
Net interest margin                     3.14%         3.37%

Provision and Allowance for Loan Losses

     The provision for loan losses for the quarter ended
March 31, 2001 was $290,000 compared to $237,000 for the first quarter of 2000. Additions to the allowance are made based upon quality factors existing at that time. The Company performs a review of the credit quality of its loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses. The allowance is an amount that management believes to be adequate to provide for losses that can be reasonably anticipated. Management's periodic evaluation of the adequacy of the allowance is based on past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.

     The allowance at March 31, 2001 was $3.8 million or 1.31% of outstanding loans compared to $2.95 million or 1.17% of loans at March 31, 2000. At March 31, 2001 there was a total of $85,000 of the allowance that was unallocated to specific outstanding balances compared to $77,000 at December 31, 2000.

     The following table shows the activity in the Company's allowance for loan losses:

                                                        Three Months Ended
                                                 March 31, 2001   March 31, 2000
                                                      (Amounts in thousands)
Loans outstanding at end of period
  (net of unearned income)                          $291,394         $263,192
Average balance of loans outstanding
  during the period                                  286,888          260,116
Balance of allowance for loan losses,
  beginning of period                                  3,571            2,954
Loans charged-off:
     Commercial, financial and agricultural               39               67
     Real estate - mortgage                               38               38
     Consumer                                             27               24
       Total loans charged-off                           104              129
Recoveries of loans previously charged-off
     Commercial, financial and agricultural              (42)              (2)
     Real estate - mortgage                               (0)              (2)
     Consumer                                             (4)             (24)
       Total recoveries                                  (46)             (28)
Net loans charged-off                                     58              101
Provision for loan losses                                290              237
Balance, end of period                              $  3,803         $  3,090
Net charge-offs to average loans                         .02%             .04%
Allowance for loan losses to loans outstanding          1.31%            1.17%

The following table summarizes the Company's non-performing assets:

                                                         March 31, 2001    December 31, 2000
                                                               (Amounts in thousands)
Non-accrual loans
     Real estate - mortgage                                  $  905             $  682
     Consumer                                                     0                  0
     Commercial, financial and agricultural                     203                419
     Total                                                    1,108              1,101

Loans past due 90 days or more and still accruing interest
     Real estate - mortgage                                     272                265
     Consumer                                                    84                 89
     Commercial, financial and agricultural                     250                116
     Total                                                      606                470

Troubled debt restructurings                                    150                994

Total non-performing loans                                    1,864              2,565

Other real estate owned                                         243                194

Total non-performing assets                                  $2,107             $2,759

Non-performing loans to total loans                            0.65%              0.90%
Non-performing assets to total loans plus OREO                 0.73%              0.97%



Other Income

     Other income for the three months ended March 31, 2001 totaled $1.65 million, a decrease of $106,000 or 6% over 2000.
Included in the results for 2000 is a one-time gain on the sale of Bank-owned real estate of $245,000.

Other Expense

     Other expense for the three months ended March 31, 2001 was $3.61 million compared to $3.44 million for the three months ended March 31, 2000. Salary and benefits expense for the first quarter of 2001 increased by 8.27% from $1.81 million in the first quarter of 2000 to $1.96 million in 2001. This increase is primarily the result of overall merit increases applied to base salaries during the past twelve months.

     Occupancy and equipment expense for the first quarter of 2001 was $536,000, a $114,000 or 27% increase over the first three months of 2000. This increase is attributable primarily to the construction and relocation of two existing financial service centers opened during 2001. Also contributing to the increase was the purchase of check imaging equipment.

     Expenses related to the holding of other real estate owned totaled $53,000 for 2001 compared to $108,000 for the first quarter of 2000. The 2000 expense includes write-downs of two specific properties totaling approximately $70,000.

Income Taxes

     The effective income tax rate for the Company for the three months ended March 31, 2001 was 19.8% compared to 19.9% for the first quarter of 2000. The effective tax rate for 2001 was slightly lower than the rate for the first quarter of 2000 as a result of an increase in tax-advantaged income from increases in the cash surrender values and insurance proceeds from bank-owned life insurance assets, which was partially offset by a decease in the amount of non-taxable interest income.

Financial Condition

     The total assets of the Company at March 31, 2001 were $423 million, an increase of approximately $29 million since
December 31, 2000, and an annualized rate of growth of 46% based on the first quarter of 2001. Total loans increased at an annual growth rate of 9% during the quarter, growing by approximately $6.5 million since December 31, 2000. In addition, the Company had $20.1 million in Federal Funds Sold at March 31, 2001 as compared to $140,000 at March 31, 2000 and $0 at December 31, 2000. This increase in liquidity is the result of growth in total deposits by $28 million since December 2000. A significant portion of this growth was in attractively-priced Money Market Accounts which increased from $42 million at year-end 2000 to $60 million at the end of the first quarter 200l and Certificates of Deposit which increased from $157 million at year end to $169 million at the end of the first quarter 2001.

     Total debt decreased $1.4 million or 2.2% from December 31, 2000 to March 31, 2001. Short-term borrowings, composed of repurchase agreements with customers and Federal Funds Purchased, declined 9.2% from $15.3 million at December 31, 2000 to $13.9 million at March 31, 2001. Long-term debt, primarily composed of borrowings with the Federal Home Loan Bank and $5 million in mandatory redeemable securities remained the same.

Capital Resources

     Federal bank regulatory agencies have established certain capital-related criteria that must be met by banks and bank holding companies. The measurements that incorporate the varying degrees of risk contained in the Banks' balance sheets and exposure to off-balance sheet commitments were established to provide a framework for comparing different institutions.

     As required by federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy. Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments. For the Company, Tier 1 capital consists of common shareholders' equity plus mandatory redeemable capital securities less intangible assets, including goodwill. Tier II capital includes Tier I capital plus the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets. By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier I and Tier II capital.

     The adequacy of the Company's capital is reviewed on an ongoing basis with regard to size, composition and quality of the Company's resources. An adequate capital base is important for continued growth and expansion in addition to providing an added protection against unexpected losses.

     An important indicator in the banking industry is the leverage ratio, defined as the ratio of Tier I capital less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at March 31, 2001 was 7.39% compared to 7.97% at December 31, 2000. The decrease in this ratio resulted primarily from the increase in deposits which in turn increased average total assets while Tier I capital remained relatively unchanged. The mandatory redeemable securities are included for regulatory purposes as Tier I capital with certain limiting restrictions. At March 31, 2001 the entire amount of these securities was allowable to be included as Tier I capital for the Company. For both periods, the capital ratios were above minimum regulatory guidelines.

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

     The Company is not aware of any pending recommendations by regulatory authorities that would have a material impact on the Company's capital resources, or liquidity if they were implemented, nor is the Company under any agreements with any regulatory authorities.



     The following table sets forth the Company's capital ratios:

                                                               Minimum        Minimum Amount
                                                                Amount          To Be Well
                                                             For Capital    Capitalized Under
                                                               Adequacy     Prompt Corrective
                                              Actual           Purposes     Action Provisions
                                          Amount   Ratio     Amount   Ratio     Amount    Ratio
                                                        (Amounts In Thousands)
As of March 31, 2001:
Total capital (to risk-weighted assets):
  First Leesport Bancorp                 $33,334   11.31%   $23,580   8.00%    $29,475   10.00%
  Leesport Bank                           31,556   10.80     23,373   8.00      29,217   10.00
Tier I capital (to risk-weighted assets):
  First Leesport Bancorp                  29,617   10.05     11,790    4.00     17,685    6.00
  Leesport Bank                           27,918    9.56     11,687    4.00     17,530    6.00
Tier I capital (to average assets):
  First Leesport Bancorp                  29,617    7.39     16,042    4.00     20,053    5.00
  Leesport Bank                           27,918    7.00     15,944    4.00     19,930    5.00

As of December 31, 2000:
Total capital (to risk-weighted assets):
  First Leesport Bancorp                 $32,650   11.93%   $22,032    8.00%   $27,540   10.00%
  Leesport Bank                           31,427   11.53     21,798    8.00     27,248   10.00
Tier I capital (to risk-weighted assets):
  First Leesport Bancorp                  29,228   10.68     11,016    4.00     16,524    6.00
  Leesport Bank                           28,019   10.28     10,899    4.00     16,349    6.00
Tier I capital (to average assets):
  First Leesport Bancorp                  29,228    7.49     15,787    4.00     19,734    5.00
  Leesport Bank                           28,019    7.35     15,252    4.00     19,065    5.00

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

     At March 31, 2001, the Company had a total of $57.3 million or 13.6% of total assets in borrowed funds. These borrowings included, $13.9 million of repurchase agreements with customers, $42 million of term borrowing with the Federal Home Loan Bank and $1.5 million of term debt with other financial institutions. The FHLB borrowings have final maturities ranging from December 2001 through December 2009 at interest rates from 4.92% to 6.63%. At March 31, 2001 the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $111 million.

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

Item 3 - Quantitative and Qualitative Disclosures about Market
         Risk

     There have been no material changes in the Company's assessment of its sensitivity to market risk since its presentation in the 2000 annual report on Form 10-K filed with the SEC.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings - None

Item 2.     Changes in Securities - None

Item 3.     Defaults Upon Senior Securities - None.

Item 4.     Submission of Matters to Vote of Security Holders -
            None

Item 5.     Other Information - None

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

Exhibit No.      Title

   3.1           Articles of Incorporation of the Company
                 (Incorporated by Reference to Exhibit 3.1 to the Company's Form 10-K filed March 29, 2000.)

   3.2           Bylaws of the Company (Incorporated by
                 Reference to Exhibit 3.2 to the Company's
                 Form 10-K filed March 29, 2001.)

            (b)  Reports on Form 8-K

                 The Company filed a Current Report on Form 8-K on February 26, 2001 (date of earliest event reported - February 26, 2001) containing the transcript of the Wall Street Transcript Corporation interview with Raymond H. Melcher, Chairman, CEO, and President of the Company.



                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             FIRST LEESPORT BANCORP, INC.
                                     (Registrant)


Dated:  May 15, 2001         By  /s/Raymond H. Melcher, Jr.
                                 -------------------------------
                                 Raymond H. Melcher, Jr.
                                 Chairman, President and Chief
                                 Executive Officer

Dated:  May 15, 2001         By  /s/ Stephen A. Murray
                                 -------------------------------
                                 Stephen A. Murray
                                 Controller and Vice President