Form 10-Q
period 2001-06-30
FIRST LEESPORT BANCORP INC
filed 2001-08-14
CIK 775662

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                           FORM 10-Q

(X)  Quarterly Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the Quarterly Period
     Ended June 30, 2001,

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                    Number of Shares Outstanding
                                         as of August 6, 2001
COMMON STOCK ($5.00 Par Value)                1,874,262
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



Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           FIRST LEESPORT BANCORP, INC. AND SUBSIDIARIES
         UNAUDITED CONSOLIDATED, CONDENSED BALANCE SHEETS
            (Amounts in thousands, except share data)

                                         June 30,   December 31,
                                           2001         2000
ASSETS
Cash and Due from Banks                  $ 9,865      $ 11,643
Interest-bearing Deposits in Other
  Banks                                    4,718           506
Total Cash and Balances Due from
  Banks                                   14,583        12,149
Federal Funds Sold                        13,000             0
Securities Available for Sale             90,959        74,368
Loans, Net of Unearned Income            292,992       284,863
Less: Allowance for Loan Losses           (3,952)       (3,571)
Net Loans                                289,040       281,292
Bank Premises and Equipment                9,273         8,400
Other Real Estate Owned                      157           194
Accrued Interest Receivable and Other
  Assets                                  20,816        17,423

    TOTAL ASSETS                        $437,828      $393,826
                                        ========      ========
LIABILITIES:
DEPOSITS:
Non-interest Bearing                    $ 41,494      $ 38,233
Interest Bearing                         295,757       258,130
TOTAL DEPOSITS                           337,251       296,363
Federal Funds Purchased and
  Securities Sold Under Agreements
  to Repurchase                           16,138        15,263
Long-term Debt                            43,500        43,500
Mandatory Redeemable Capital
  Securities Of Subsidiary Trust           5,000         5,000
Accrued Interest Payable
and Other Liabilities                      6,552         5,354

    TOTAL LIABILITIES                    408,441       365,480

Shareholders' Equity
Common Stock, $5.00 Par Value per
  Share; Authorized 10,000,000
  shares, Issued 1,872,423 shares
  in 2001, 1,858,919 shares in 2000        9,360         9,295
Surplus                                    5,124         4,996
Retained Earnings                         15,146        14,586
Accumulated Other Comprehensive
  Income (Loss)                             (243)         (469)
Treasury Stock; 4,960 shares in 2000           0           (62)

TOTAL SHAREHOLDERS' EQUITY                29,387        28,346

    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY              $437,828      $393,826
                                        ========      ========

The accompanying notes are an integral part of these condensed financial statements.



           FIRST LEESPORT BANCORP, INC. AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED, CONDENSED STATEMENTS OF INCOME
           (Amounts in thousands, except per share data)

                                    Three Months Ended               Six Months Ended
                              June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000
INTEREST INCOME
Interest & Fees on Loans           $5,930          $5,455         $11,784         $10,583
Interest on Securities:
  Taxable                           1,121             948           2,200           1,827
  Tax-Exempt                          148             266             290             529
Dividend Income                        66              82             152             143
Interest on Deposits with Banks        23              12              30              23
Interest on Federal Funds Sold        142              60             251              67

    TOTAL INTEREST INCOME           7,430           6,823          14,707          13,172

INTEREST EXPENSE
Interest on Deposits                3,509           2,805           7,038           5,569
Interest on Short-Term Borrowings     118             470             264           1,039
Interest on Long-Term Debt            812             739           1,640           1,112

    TOTAL INTEREST EXPENSE          4,439           4,014           8,942           7,720

NET INTEREST INCOME                 2,991           2,809           5,765           5,452
Provision for Loan Losses             225             237             515             474
Net Interest Income after the
  Provision for Loan Losses         2,766           2,572           5,250           4,978

OTHER INCOME
Customer Service Fees                 266             143             471             266
Mortgage Banking Activities           204              70             379             134
Brokerage and Investment
  Advisory Fees                       184             235             382             472
Commissions on Insurance Sales        987           1,030           1,864           1,946
Other Income                          292             255             491             666
Realized Gain on Sale of
  Securities                           12               0               8               5

    TOTAL OTHER INCOME              1,945           1,733           3,595           3,489

OTHER EXPENSES
Salaries and Benefits               1,907           1,899           3,870           3,712
Occupancy Expense                     270             243             550             472
Furniture and Equipment Expense       250             208             506             401
Computer Services                     279             289             556             544
Goodwill Amortization                  67              65             133             140
Other Real Estate Expenses             58              36             111             144
Other Operating Expenses              903             676           1,629           1,447

    TOTAL OTHER EXPENSES            3,734           3,416           7,355           6,860

Income Before Income Taxes            977             889           1,490           1,607
Income Taxes                          265             230             367             365

    NET INCOME                     $  712          $  659         $ 1,123          $1,242

EARNINGS PER SHARE DATA
Averages Shares Outstanding     1,870,842       1,851,164       1,866,179       1,850,523
Basic Earnings Per Share            $0.38           $0.36           $0.60           $0.67
Average Shares Outstanding for
Diluted Earnings Per Share      1,874,268       1,851,164       1,869,120       1,850,523
Diluted Earnings Per Share           0.38            0.36            0.60            0.67
Cash Dividends Paid Per Share        0.15            0.15            0.30            0.30


The accompanying notes are an integral part of these condensed financial statements.



              FIRST LEESPORT BANCORP, INC. AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED, STATEMENTS OF COMPREHENSIVE INCOME
                       (Amounts in thousands)

                                          Six Months Ended
                                   June 30, 2001   June 30, 2000

Net Income                            $1,123          $ 1,242
Other Comprehensive Income
  (Loss), net of tax:
  Unrealized gains (losses) on
    securities arising during
    the period, net of tax
    expense (benefit):
    2001 - $119; 2000 - ($24)            231              (47)
  Less: Reclassification adjust-
    ments for gains included in
    net income, Net of tax
    expense (benefit):
    2001 - 3; 2000 - 2                     5                3
  Other Comprehensive Income
    (Loss)                               226              (50)

Comprehensive Income                  $1,349          $ 1,192

The accompanying notes are an integral part of these condensed financial statements.



           FIRST LEESPORT BANCORP, INC. AND SUBSIDIARY
    UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      (Amounts in thousands)

                                          Six Months Ended
                                   June 30, 2001   June 30, 2000
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net Income                           $  1,123        $  1,242
Provision for loan losses                 515             474
Provision for depreciation and
  amortization                            502             366
Net amortization (accretion) of
  securities premiums and discounts        12             (35)
Amortization of goodwill                  133             141
Amortization of mortgage servicing
  rights                                   11              11
Increase in cash surrender value of
  life insurance                         (217)           (157)
Increase in mortgage servicing rights     (44)              0
Realized gains and losses on loans
  originated for sale                    (295)           (141)
Loans originated for sale             (10,880)         (4,352)
Proceeds from sale of loans             9,649           4,483
Gain on sales of securities                (8)             (5)
Realized gain on sale of property
  and equipment                             0            (245)
Net loss on sale of portfolio
  mortgages                                 4               0
Decrease in accrued interest
  receivable and other assets             236           1,282
Increase in accrued interest
  payable and other liabilities         1,195             907
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                         $  1,936        $  3,971

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Proceeds from principal
  repayments and maturities
  of securities available for sale   $  7,541        $  2,106
Net increase in federal funds
  sold                                (13,000)         (1,767)
Proceeds from sales of securities
  available for sale                   17,967             599
Purchase of securities available
  for sale                            (41,776)         (8,501)
Loans made to customers, net of
  repayments                          (15,259)        (23,854)
Proceeds from sale of portfolio
  mortgage loans                        4,939               0
Purchases of bank premises and
  equipment                            (1,374)           (654)
Purchase of life insurance
  policies                                  0          (3,317)
Proceeds from sale of premises
  and equipment                             0             287

NET CASH USED IN INVESTING
  ACTIVITIES                         $(40,962)       $(35,101)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
Net increase in deposits               40,888          21,519
Net decrease in federal funds
  purchased and repurchase
  agreements                              875           5,082
Proceeds from long-term debt                0           1,500
Proceeds from issuance of capital
  securities                                0           5,000
Issuance of common stock                  255              52
Dividends paid                           (558)           (555)
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                         $ 41,460        $ 32,598

Increase in cash and
  cash equivalents                   $  2,434        $  1,468
Cash and cash equivalents:
  Beginning                          $ 12,149        $ 15,865
  Ending                             $ 14,583        $ 17,333

Cash payments for:
Interest                                8,916           7,354
Income taxes                              382             514

The accompanying notes are an integral part of these condensed financial statements.



                   FIRST LEESPORT BANCORP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     1. The unaudited consolidated financial statements contained herein have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X. All significant intercompany accounts and transactions have been eliminated.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. For comparative purposes, the prior year's consolidated financial statements have been reclassified to conform with report classifications of the current year.

     2. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

     5. On October 1, 1999, the Company acquired Johnson Financial Group, Inc. ("JFG"), a registered investment advisor, and KRJ & Associates, an affiliate of JFG. Terms of the agreement provide for a contingent annual consideration to be paid to the principals. The payment for 2000 was in cash and 4,238 shares of common stock of the Company. These shares were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and are "restricted securities" within the meaning of Rule 144 under such Act. The impact of the additional goodwill was not material to the results of operations.

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

     9.  In July of 2001, the Financial Accounting Standards
Board issued Statement No. 141, "Business Combinations", and
Statement No. 142, "Goodwill and Other Intangible Assets".

     Statement No. 141 requires all business combinations to be accounted for using the purchase method of accounting as use of the pooling-of-interests method is prohibited. In addition, this Statement requires that negative goodwill that exists after the basis of certain acquired assets is reduced to zero should be recognized as an extraordinary gain. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

     Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement will become effective for the Bank in January of 2002. Upon adoption of this statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 should be accounted for in accordance with the provisions of this statement. This transition provision could require a reclassification of a previously separately recognized intangible to goodwill and vice versa if the intangibles in question do not meet the new criteria for classification as a separately recognizable intangible.

     The effect of adoption of these statements on the Company's financial condition or results of operations has not yet been determined.

     10. Segment Information - The Company's insurance operations and investment operations are managed separately from the traditional banking and related financial services that the Company also offers. The insurance operation provides commercial, individual and group benefit plans and personal coverage. The investment operation provides individual financial and estate planning, investment advice and services, corporate and small business pension and retirement planning services.

                                            Banking
                                              and
                                           Financial    Insurance  Investment
                                           Services     Services    Services      Total
                                                      (Amounts in Thousands)
Three months ended June 30, 2001
  Revenues from external sources            $ 3,765       $  987       $184      $ 4,936
  Income before income taxes                    950           72        (45)         977
Six months ended June 30, 2001
  Revenues from external sources              7,114        1,864        382        9,360
  Income before income taxes                  1,557           38       (105)       1,490

Three months ended June 30, 2000
  Revenues from external sources            $ 3,277      $ 1,030       $235      $ 4,542
  Income before income taxes                    766          126         (3)         889
Six months ended June 30, 2000
  Revenues from external sources              6,523        1,946        472        8,941
  Income before income taxes                  1,420          195         (8)       1,607

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

     Net income for the quarter ended June 30, 2001 was $712,000, an increase of 8.0% over the $659,000 reported for the same period in 2000. For the first six months of 2001, net income was $1.1 million or 9.6% below the $1.2 million reported for the first six months of 2000. Basic and diluted earnings per share were $.38 and $.60 for the second quarter and first six months of 2001 compared to $.36 and $.67 for the second quarter and first six months of 2000. Net income excluding amortization of goodwill was $779,000 for the second quarter and $1.3 million for the first six months of 2001 as compared to $724,000 for the second quarter and $1.4 million for the first six months of 2000.

     In keeping with our strategy of selling residential real estate loans to generate fees and fund commercial loan growth, the second quarter of 2001 included a $40,000 net gain on the sale of approximately $4.9 million of seasoned mortgage loans.

     The first quarter of 2000 included a one-time gain of $245,000 from the sale of a bank-owned financial services facility. This financial services facility was relocated to a new site nearby in February 2001.

     The following are the key ratios for the periods:

                                       Three Months Ended            Six Months Ended
                                             June 30                      June 30
                                       2001          2000            2001          2000
Return on average assets                .67%         .69%            0.55%        0.66%
Return on average
  shareholders' equity                 9.81%       10.10%            7.64%        9.54%
Dividend payout ratio                 39.47%       47.65%           50.00%       44.72%
Average shareholders' equity
  to average assets                    6.86%        6.81%            7.14%        6.96%

Net Interest Income

     Net interest income is a primary source of revenue for the Company. Net interest income results from the difference between the interest and amortizable fees earned on loans and investments and the interest paid on deposits to customers and other non-deposit sources of funds, such as repurchase agreements and short and long-term borrowed funds. Net interest margin is the difference between the gross (tax-effected) yield on earning assets and the cost of interest bearing funds as a percentage of earning assets. All discussion of net interest income yields is on a fully taxable equivalent basis.

     Net interest income was $3.0 million, an increase of 6.5% for the second quarter of 2001 compared to the $2.8 million reported for the second quarter of 2000. For the first six months of 2001, net interest income was $5.8 million, an increase of 5.7% as compared to $5.5 million for the first six months of 2000. This increase is a result of the overall growth in earning assets. The net interest margin for the second quarter of 2001 was 3.19% compared to 3.41% for the second quarter of 2000, and 3.16% for the six months ended June 30, 2001 compared to 3.39% for the same six-month period of 2000. The average yield on earning assets for the second quarter of 2001 was 7.74%, a decrease of 28 basis points when compared to the average yield of 8.02% for the second quarter of 2000. This is primarily a result of the declining market interest rate environment in 2001. For the first six months of 2001, the average yield on earning assets was 7.88%, a decrease of 4 basis points when compared to the average yield of 7.92% for the first the six months of 2000.

     The decrease in the yield on average earning assets from the 2000 period to 2001 was exacerbated by an increase in the average cost of interest-bearing deposits, which increased from 4.60% in the second quarter 2000 to 4.82% in the second quarter of 2001. For the first six months, the average cost of interest bearing deposits increased from 4.60% in 2000 to 5.00% in 2001. These increases are the result of deposit promotions conducted during the second half of 2000 to fund loan growth. The cost of borrowed funds for the second quarter decreased from 7.60% in 2000 to 7.10% in 2001, primarily due to rate decreases in customer repurchase agreements. For the first six months, the cost of borrowed funds increased from 6.86% in 2000 to 7.18% in 2001 as the result of Federal Home Loan Bank borrowings during the latter part of 2000.

     The following are the key net interest margin ratios:

                                      Three Months Ended             Six Months Ended
                                           June 30                       June 30
                                      2001          2000              2001        2000
Yield on average earning assets       7.74%         8.02%             7.88%       7.92%
Cost of supporting liabilities        4.66%         4.61%             4.83%       4.53%
Net interest margin                   3.15%         3.41%             3.15%       3.39%

Provision and Allowance for Loan Losses

     The provision for loan losses for the quarter ended
June 30, 2001 was $225,000 compared to $237,000 for the second quarter of 2000. For the first six months of 2001, the provision for loan losses was $515,000 compared to $474,000 for the six months of 2000. The Company performs a review of the credit quality of its loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses. The allowance is an amount that management believes to be adequate to provide for losses that can be reasonably anticipated. Management's periodic evaluation of the adequacy of the allowance is based on past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.

     The allowance for loan losses at June 30, 2001 was $3.95 million or 1.35% of outstanding loans compared to $3.15 million or 1.14% of outstanding loans at June 30, 2000. At June 30, 2001 there was a total of $364,000 of the allowance that was unallocated to specific loans compared to $77,000 at December 31, 2000.

     The following table shows the activity in the Company's allowance for loan losses:

                                                  Three Months Ended             Six Months Ended
                                                       June 30                        June 30
                                                  2001         2000            2001          2000
                                                (Dollars in thousands)     (Dollars in thousands)
Loans outstanding at end of period
  (net of unearned income)                      $292,992      $277,035        $292,992  $277,035
Average balance of loans outstanding
  during the period                              291,861       269,064         288,437   263,341
Balance of allowance for loan losses,
  beginning of period                              3,803         3,090           3,571     2,954
Loans charged-off:
     Commercial, financial and agricultural           24            40              63       108
     Real estate - mortgage                           32           129              70       168
     Consumer                                         25            15              52        39
Total loans charged-off                               81           184             185       315
Recoveries of loans previously charged-off
     Commercial, financial and agricultural            0            (4)            (42)       (6)
     Real estate - mortgage                            0            (3)             (0)       (5)
     Consumer                                         (5)           (5)             (9)      (29)
Total recoveries                                      (5)          (12)            (51)      (40)
Net loans charged-off                                 76           172             134       275
Provision for loan losses                            225           237             515       474
Balance, end of period                          $  3,952      $  3,153          $3,952    $3,153
Net charge-offs to average loans                     .03%          .06%           0.05%     0.10%
Allowance for loan losses to loans outstanding      1.35%         1.14%           1.35%     1.14%

     The following table summarizes the Company's non-performing assets:


                                                            June 30, 2001    December 31, 2000
                                                                  (Dollarss in thousands)
Non-accrual loans
  Real estate - mortgage                                        $  389           $  682
  Consumer                                                          19                0
  Commercial, financial and agricultural                           242              419
Total                                                              650            1,101

Loans past due 90 days or more and still accruing interest
  Real estate - mortgage                                            25              265
  Consumer                                                          12               89
  Commercial, financial and agricultural                           383              116
Total                                                              420              470

Troubled debt restructurings                                       127              994

Total non-performing loans                                       1,197            2,565

Other real estate owned                                            157              194

Total non-performing assets                                     $1,354           $2,759

Non-performing loans to total loans                                .41%            0.90%
Non-performing assets to total loans plus OREO                     .46%            0.97%

Other Income

     Total other income for the three months ended June 30, 2001 increased 12.2% over the same period in 2000, from $1.7 million to $1.9 million. Total other income increased 3.0% for the six-month period from $3.5 million in 2000 to $3.6 million in 2001.

     Our strategy of increasing recurring fee income is evidenced by our combined increases in customer service fees and income from mortgage banking activities. Customer service fees and income from mortgage banking activities increased by an aggregate of 65.5% from $284,000 for the three-month period ended June 30, 2000 to $470,000 for the three-month period ended June 30, 2001. This increase more than offset aggregate declines in brokerage and investment advisory fees and insurance sales commissions of 7.87%, from $1.27 million for the three-month period ended June 30, 2000 to $1.17 million for the three-month period ended June 30, 2001. Customer service fees and income from mortgage banking activities increased by an aggregate of 112%, from $400,000 for the six months ended
June 30, 2000 to $850,000 for the six months ended June 30, 2001, which more than offset declines in brokerage and investment advisory fees and insurance sales commissions of 7.1%, from $2.4 million to $2.2 million for the same period. In addition, the second quarter of 2001 includes a $40,000 net gain on the sale of approximately $4.9 million of seasoned mortgage loans from the Bank's portfolio while the first quarter of 2000 includes a one-time gain of $245,000 from the sale of a bank-owned financial services facility which was relocated to a new site nearby in February 2001.

Other Expense

     Other expense for the three months ended June 30, 2001 was $3.7 million compared to $3.4 million for the three months ended June 30, 2000, an increase of 9.3%. Other expense for the first six months of 2001 was $7.4 million compared to $6.9 million for the same period in 2000, an increase of 7.2%. Salary and benefits expense for the second quarter of 2001 increased to $1.91 million from $1.90 million for the second quarter of 2000. Salary and benefits expense for the first six months increased to $3.87 million in 2001 from $3.71 million for 2000, or 4.3%. This increase is primarily the result of overall merit increases applied to base salaries during the past twelve months.

     Occupancy and equipment expense for the second quarter of 2001 was $520,000, a $69,000 or 15.3% increase over the $451,000 for the second quarter of 2000. For the first six months of 2001, occupancy and equipment expense was $1,056,000, a $183,000 or 21.0% increase over the first six months of 2000. This increase is attributable to the construction and relocation of two existing financial service centers opened during the first quarter of 2001, the relocation of the Company's executive and administrative offices to a newly-constructed, leased facility in June 2001, and the purchase of check imaging equipment. All of these are part of the plan to improve our product delivery systems and infrastructure.

     Expenses related to the holding of other real estate owned totaled $111,000 for the first six months of 2001 compared to $144,000 for the first six months of 2000. The 2000 expense includes write-downs of two specific properties totaling approximately $70,000. Increases in marketing expenses also contributed to the increase in other expense during the first six months of 2001.

Income Taxes

     The effective income tax rate for the Company for the quarter ended June 30, 2001 was 27.1% compared to 25.9% for the quarter ended June 30, 2000. For the first six months of 2000 the effective federal income tax rate was 24.6% compared to 22.7% for the first six months of 2000. The effective tax rate for 2001 was higher than the rate for 2000 as the result of a decrease in tax-advantaged income from securities.

Financial Condition

     The total assets of the Company at June 30, 2001 were $437.8 million, an increase of approximately $44.0 million since December 31, 2000 and an annualized rate of growth of 22.5% based upon the first six months of 2001. Securities available for sale increased by 22.3%, from $74.4 million at December 31, 2000 to $91.0 million at June 30, 2001. Total loans, net of unearned income, increased $8.1 million since December 31, 2000. The commercial loan portion of the portfolio increased by $11.2 million while the mortgage loan portion decreased by $8.2 million. The decrease in mortgage loans was primarily the result of the sale of $4.9 million in fixed-rate loans. In addition, the Company had $13.0 million in Federal Funds Sold at June 30, 2001 as compared to none at December 31, 2000. This increase in liquidity is the result of growth in total deposits
by $40.9 million since December 2000.   A significant portion of
this growth was in attractively-priced Money Market Accounts which increased from $42.2 million at December 31, 2000 to $74.3 million at June 30, 2001.

     Total borrowings increased $875,000 or 1.4% from December 31, 2000 to June 30, 2001. Short-term borrowings, composed of repurchase agreements with customers and Federal Funds Purchased, increased 5.7% from $15.3 million at December 31, 2000 to $16.1 million at June 30, 2001. Long-term debt, primarily composed of borrowings with the Federal Home Loan Bank and $5 million in mandatory redeemable securities, remained constant.

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

     On March 23, 2000, the Company established First Leesport Capital Trust I, in which the Company owns all of the common equity. The Trust issued $5 million of mandatory redeemable
capital securities.   The sole asset of the Trust is the $5
million of debentures issued by the Company. The capital securities must be redeemed in March 2030 and may be redeemed earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities no longer qualifies as Tier I capital for the Company. The securities carry an interest rate of 10.875%.

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

     The following table sets forth the Company's capital ratios:

                                                                             Minimum         Minimum Amount
                                                                             Amount            To Be Well
                                                                           For Capital      Capitalized Under
                                                                            Adequacy        Prompt Corrective
                                                         Actual             Purposes        Action Provisions
                                                   Amount     Ratio     Amount     Ratio     Amount   Ratio
                                                                     (Dollars in Thousands)
As of June 30, 2001:
Total capital (to risk-weighted assets):
  First Leesport Bancorp                           $34,035    10.99%    $24,780     8.00%    $30,975  10.00%
  Leesport Bank                                     32,413    10.55      24,572     8.00      30,715  10.00
Tier I capital (to risk-weighted assets):
  First Leesport Bancorp                            30,162     9.74      12,390     4.00      18,585   6.00
  Leesport Bank                                     28,572     9.30      12,286     4.00      18,429   6.00
Tier I capital (to average assets):
  First Leesport Bancorp                            30,162     7.18      16,800     4.00      21,000   5.00
  Leesport Bank                                     28,572     6.84      16,721     4.00      20,901   5.00

As of June 30, 2000:
Total capital (to risk-weighted assets):
  First Leesport Bancorp                           $32,018    11.56%    $22,149     8.00%    $27,686  10.00%
  Leesport Bank                                     30,612    11.33      21,637     8.00      27,047  10.00
Tier I capital (to risk-weighted assets):
  First Leesport Bancorp                            28,865    10.43      11,074     4.00      16,612   6.00
  Leesport Bank                                     27,459    10.18      10,818     4.00      16,227   6.00

Tier I capital (to average assets):
  First Leesport Bancorp                            28,865     7.70      14,996     4.00      18,745   5.00
  Leesport Bank                                     27,459     7.40      14,876     4.00      18,595   5.00

     An important indicator in the banking industry is the leverage ratio, defined as the ratio of Tier I capital less intangible assets, to average quarterly assets less intangible assets. The Company's leverage ratio at June 30, 2001, was 7.18% compared to 7.39% at March 31, 2001, and 7.79% at
December 31, 2000. The decrease in this ratio resulted primarily from the increase in deposits, which in turn increased average total assets while Tier I capital remained relatively unchanged. The mandatory redeemable securities are included for regulatory purposes as Tier I capital with certain limiting restrictions. At June 30, 2001, the entire amount of these securities was allowable to be included as Tier I capital for the Company. The capital ratios were above minimum regulatory guidelines at December 31, 2000, March 31, 2001 and June 30, 2001.

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

     At June 30, 2001, the Company had a total of $64.6 million or 15% of total assets in borrowed funds. These borrowings included $16.1 million of repurchase agreements with customers, $42.0 million of term borrowings with the Federal Home Loan Bank having final maturities ranging from December 2001 through December 2009 at interest rates from 4.92% to 6.63% and other long term borrowings of $6.5 million. At June 30, 2001, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $115.0 million.

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

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk

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

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to Vote of Security Holders -

     At the annual meeting of shareholders held on April 24, 2001, shareholders of the Company failed to approve an amendment of the Company's Articles of Incorporation to reduce the percentage of shares outstanding that must vote to approve certain acquisitions of other companies by First Leesport (which amendment required the affirmative vote of 70% of outstanding shares) and ratified the appointment of Beard Miller Company as the Company's independent auditors for the year ending
December 31, 2001. The Company's shareholders also elected Anthony R. Cali, John T. Connelly, Karen A. Rightmire and
Alfred J. Weber as Class I directors of the Company to serve until 2004. The votes cast in such matters were as follows:

                                                  Abstentions/
                              For     Against   Broker Non-Votes
Amendment of Company's
  Articles of Incorporation 1,118,055  100,063       44,086
  to reduce the percentage
  of shares outstanding
  that must vote to
  approve certain
  acquisitions of other
  companies by First
  Leesport

Ratification of Beard
  Miller Company as
  independent auditors      1,393,297   14,696       19,564

     There was no solicitation in opposition to the nominees of the Board of Directors. The votes cast in the election with respect to each individual nominee were as follows:

     Nominee                                   For      Withheld
Anthony R. Cali                             1,390,919    36,638
John T. Connelly                            1,387,808    39,749
Karen A. Rightmire                          1,391,029    36,528
Alfred J. Weber                             1,391,029    36,528

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

Exhibit No.         Title

    3.1             Articles of Incorporation of the Company
                    (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed March 29, 2001.)

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

                            FIRST LEESPORT BANCORP, INC.
                            (Registrant)

Dated:  August 14, 2001     By /s/Raymond H. Melcher, Jr.
                               Raymond H. Melcher, Jr.
                               Chairman, President and Chief
                               Executive Officer

Dated:  August 14, 2001     By /s/ Stephen A. Murray
                               Stephen A. Murray
                               Senior Vice President and
                               Chief Financial Officer