Form 10-Q
period 2001-09-30
FIRST LEESPORT BANCORP INC
filed 2001-11-14
CIK 775662

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

   (X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2001,

                               or

   ( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the Transition Period from _________________ to _________________.

                           No. 0-14555
                     ------------------------
                     (Commission File Number)

                   FIRST LEESPORT BANCORP, INC.
      ------------------------------------------------------
      (Exact name of Registrant as specified in its charter)

          PENNSYLVANIA                            23-2354007
-------------------------------              -------------------
(State or other jurisdiction of                I.R.S. Employer
 incorporation or organization)              Identification No.)

133 North Centre Avenue, Leesport, Pennsylvania         19533
-----------------------------------------------       ----------
    (Address of principal executive offices)          (Zip Code)

                          (610) 926-2161
       ----------------------------------------------------
       (Registrant's telephone number, including area code)

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

                                    Number of Shares Outstanding
                                       as of November 9, 2001
                                    ----------------------------
COMMON STOCK ($5.00 Par Value)                 1,877,821
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



Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

          FIRST LEESPORT BANCORP, INC. AND SUBSIDIARIES
         UNAUDITED CONSOLIDATED, CONDENSED BALANCE SHEETS
                      (Amounts in thousands)

                                            Sept 30,    Dec 31,
ASSETS                                        2001       2000
                                           ---------   ---------
Cash and Due from Banks                    $ 10,177    $ 11,643
Interest-bearing Deposits in Other Banks      4,533         506
                                           --------    --------
Total Cash and Balances Due from Banks       14,710      12,149
Federal Funds Sold                            1,472           0
Securities Available for Sale               104,480      74,368
Loans, Net of Unearned Income               300,513     284,863
Less: Allowance for Loan Losses              (3,912)     (3,571)
                                           --------    ---------
Net Loans                                   296,601     281,292
Premises and Equipment                        9,497       8,400
Other Real Estate Owned                         138         194
Accrued Interest Receivable
  and Other Assets                           18,371      17,423
                                           --------    --------
    TOTAL ASSETS                           $445,269    $393,826
                                           ========    ========

LIABILITIES
DEPOSITS
Non-interest Bearing                       $ 37,352    $ 38,233
Interest Bearing                            292,603     258,130
                                           --------    --------
Total Deposits                              329,955     296,363
Federal Funds Purchased and
  Securities Sold Under Agreements
  to Repurchase                              18,813      15,263
Long-term Debt                               53,500      43,500
Mandatory Redeemable Capital Securities
  Of Subsidiary Trust                         5,000       5,000
Accrued Interest Payable and
   Other Liabilities                          6,045       5,354
                                           --------    --------
     TOTAL LIABILITIES                      413,313     365,480
                                           --------    --------
SHAREHOLDERS' EQUITY
Common Stock, $5.00 Par Value per Share;
  Authorized 10,000,000 shares,
  Issued 1,875,894 Shares in 2001,
  1,858,919 shares in 2000                    9,379       9,295
Surplus                                       5,165       4,996
Retained Earnings                            15,666      14,586
Accumulated Other Comprehensive
  Income (Loss)                               1,746        (469)
Treasury Stock; 0 shares in 2001
  4,960 shares in 2000, at cost                   0         (62)
                                           --------    --------
    TOTAL SHAREHOLDERS' EQUITY               31,956      28,346
                                           --------    --------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                               $445,269    $393,826
                                           ========    ========

The accompanying notes are an integral part of these condensed financial statements.



          FIRST LEESPORT BANCORP, INC. AND SUBSIDIARIES
     UNAUDITED CONSOLIDATED, CONDENSED STATEMENTS OF INCOME
          (Amounts in thousands, except per share data)

                                    Three Months Ended              Nine Months Ended
                              -----------------------------   -----------------------------
                              Sept 30, 2001   Sept 30, 2000   Sept 30, 2001   Sept 30, 2000
                              -------------   -------------   -------------   -------------
INTEREST INCOME
Interest and Fees on Loans         $5,749          $5,701         $17,493         $16,284
Interest on Securities:
  Taxable                           1,294           1,044           3,480           2,882
  Tax-Exempt                          199             203             503             732
Dividend Income                        82              67             264             199
Interest on Federal Funds Sold         64              39             315             129
                                   ------          ------         -------         -------
    TOTAL INTEREST INCOME           7,388           7,054          22,055          20,226

INTEREST EXPENSE
Interest on Deposits                3,273           3,193          10,310           8,762
Interest on Short-term
  Borrowings                          118             391             383           1,354
Interest on Long-term Debt            860             647           2,460           1,835
                                   ------          ------         -------         -------
    TOTAL INTEREST EXPENSE          4,251           4,231          13,153          11,951
                                   ------          ------         -------         -------
NET INTEREST INCOME                 3,137           2,823           8,902           8,275
Provision for Loan Losses             225             308             740             782
                                   ------          ------         -------         -------
Net Interest Income after
  Provision for Loan Losses         2,912           2,515           8,162           7,493
                                   ------          ------         -------         -------
OTHER INCOME
Customer Service Fees                 300             173             771             439
Mortgage Banking Activities           345              60             764             194
Commissions on Insurance Sales      1,078           1,010           2,966           2,956
Brokerage and Investment Advisory
  Fees                                186             308             568             781
Gain (Loss) on Sale of Residential
  Mortgages                             0            (203)             41            (203)
Other Income                          166             172             552             837
Realized Gain on Sale of
  Securities                           42              50              50              55
                                   ------          ------         -------         -------
    TOTAL OTHER INCOME              2,117           1,570           5,712           5,059
                                   ------          ------         -------         -------
OTHER EXPENSES
Salaries and Benefits               2,013           1,892           5,883           5,604
Occupancy Expense                     336             202             887             674
Furniture and Equipment Expense       152             208             677             609
Computer Services                     330             231             906             775
Goodwill Amortization                  66              65             199             205
Other Real Estate Expenses              9              43             122             187
Other Operating Expenses              883             934           2,470           2,355
                                   ------          ------         -------         -------
    TOTAL OTHER EXPENSES            3,789           3,575          11,144          10,409
                                   ------          ------         -------         -------
Income (Loss) Before Income Taxes   1,240             510           2,730           2,143
Income Taxes                          438              67             805             458

    NET INCOME (LOSS)              $  802           $  443        $ 1,925         $ 1,685
                                   ------           ------        -------         -------
EARNINGS PER SHARE DATA
Averages Shares Outstanding     1,874,516       1,853,005       1,868,988       1,851,610
Basic Earnings (Loss) Per
  Share                             $0.43           $0.24           $1.03           $0.91
Average Shares Outstanding
  for Diluted Earnings per
  Share                         1,876,945       1,853,005       1,871,574       1,851,610
Diluted Earnings (Loss) Per
  Share                              0.43            0.24            1.03            0.91
Cash Dividends Paid Per Share        0.15            0.15            0.45            0.45

The accompanying notes are an integral part of these condensed financial statements.



          FIRST LEESPORT BANCORP, INC. AND SUBSIDIARIES
    UNAUDITED CONSOLIDATED, STATEMENTS OF COMPREHENSIVE INCOME
                      (Amounts in thousands)

                                         Nine Months Ended
                                   -----------------------------
                                   Sept 30, 2001   Sept 30, 2000
                                   -------------   -------------
Net Income                             $1,925          $1,685
Other Comprehensive Income (Loss),
  net of tax:
  Unrealized gains (losses) on
    securities arising during the
    period, net of tax expense
    (benefit):  2001 - $1,141;
    2000 - $278                         2,248             540

  Less:  Reclassification
    adjustments for gains included
    in net income, net of tax
    expense:  2001 - $17;
    2000 - $19                            (33)            (36)
                                       ------          ------
  Other Comprehensive Income (Loss)     2,215             504
                                       ------          ------
Comprehensive Income                   $4,140          $2,189
                                       ======          ======

The accompanying notes are an integral part of these condensed financial statements.



          FIRST LEESPORT BANCORP, INC. AND SUBSIDIARIES
    UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          (Amounts in thousands, except per share data)

                                         Nine Months Ended
                                   -----------------------------
                                   Sept 30, 2001   Sept 30, 2000
                                   -------------   -------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net Income                           $  1,925        $  1,685
Adjustments to Reconcile Net
  Income to Net Cash Provided
  By Operating Activities:
Provision for loan losses                 740             782
Provision for depreciation and
  amortization                            363             538
Net amortization (accretion) of
  securities premiums and
  discounts                                35             (45)
Amortization of goodwill                  199             205
Amortization of mortgage
  servicing rights                         27              16
Increase in cash surrender value
  of life insurance                      (295)           (220)
Increase in mortgage servicing
  rights                                  (44)              0
Realized gains and losses on
  sale of securities                       50              55
Realized gains and losses on
  loans originated for sale              (592)            (90)
Loans originated for sale             (18,503)         (6,796)
Proceeds from sales of loans           18,985           6,724
Net loss on sale of portfolio
  mortgage loans                            4             203
Realized (gain) loss on sale of
  bank premises and equipment              38            (246)
(Increase) decrease in accrued
  interest receivable and other
  assets                                  255            (694)
Increase in accrued interest
  payable and other liabilities           688             149
                                     --------        --------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                         $  3,875        $  2,266
                                     --------        --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Proceeds from principal
  repayments and maturities of
  securities available for sale      $  6,698        $  3,004
Net (increase) in federal funds
  sold                                 (1,472)              0
Proceeds from sales and calls of
  securities available for sale        26,783           7,160
Purchase of securities available
  for sale                            (60,322)        (14,171)
Loans made to customers, net of
  repayments                          (23,061)        (33,499)
Proceeds from sale of portfolio
  mortgage loans                        4,939           6,400
Purchases of bank premises and
  equipment                            (2,316)         (1,217)
Purchase of life insurance
  policies                                  0          (3,317)
Proceeds from sale of premises
  and equipment                           819             416
                                     --------        --------
NET CASH USED IN INVESTING
  ACTIVITIES                         $(47,932)       $(35,224)
                                     --------        --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Net increase in deposits               33,592          16,783
Net increase in federal funds
  purchased and repurchase
  agreements                            3,550           3,129
Proceeds from long-term debt           10,000           1,500
Proceeds from issuance of common
  stock                                   315              54
Proceeds from issuance of
  capital securities                        0            5,000
Dividends paid                           (839)            (833)
                                     --------         --------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                         $ 46,618         $ 25,633
                                     --------         --------
(Decrease) increase in cash and
  cash equivalents                   $  2,561         $ (7,325)
Cash and cash equivalents:
  Beginning                          $ 12,149         $ 15,865
  Ending                             $ 14,710         $  8,540

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

2. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

3.  For further information, refer to the Consolidated Financial
    Statements and Footnotes included in the Company's Annual
    Report on Form 10-K for the year ended December 31, 2000.

4.  NET INCOME PER COMMON SHARE

    Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options, if dilutive, using the treasury stock method.

    The Company's calculation of earnings per share in accordance with SFAS No. 128 for September 30, 2001 is as follows:

                                                      Weighted
                                        Income     average shares   Per share
                                     (numerator)    (denominator)     amount
                                     -----------   --------------   ---------
Basic earnings per share
  Net income available to             $1,925,000      1,868,988       $1.03
    common stockholders
Effect of dilutive securities
  Options                                      0          2,586         .00
                                      ----------      ---------       -----
Diluted earnings per share
    Net income available to
      common stockholders
      plus assumed
      conversions                     $1,925,000      1,871,574       $1.03

    Weighted average shares for the nine months ended
    September 30, 2001 were 1,868,988. A total of 117,661 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

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

    In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

    SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142.
    SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. It also requires the Company to complete a transitional goodwill impairment test by six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

    The Company's previous business combinations were accounted for using both the pooling-of-interest method and the purchase method and all future business combinations will be accounted for under the purchase method. The pooling-of-interests method does not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of SFAS's 141 and 142 will not affect the results of past transactions accounted for under the pooling-of-interests method. However, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which may subsequently be charged to operations, either by amortization or impairment charges. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill was $4,375,283 as of September 30, 2001. Amortization expense during the nine-month period ended September 30, 2001 was $199,089. The Company is assessing but has not yet determined how the adopting of SFAS 141 and SFAS 142 will affect its future financial position and results of operations.

    In July of 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations", which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Company on January 1, 2003 and is not expected to have a significant impact on the Company's financial condition or results of operations.

    In August of 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets." This Statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." This Statement also amends ARB
    No. 51, "Consolidated Financial Statements." The provisions of this Statement will be effective for the Company on January 1, 2002 but are not expected to have a significant impact on financial condition or results of operations.

8. Segment Information - The Company's insurance operations and investment operations are managed separately from the traditional banking and related financial services that the Company also offers. The insurance operation provides commercial, individual, and group benefit plans and personal coverage. The investment operation provides individual financial, retirement and estate planning, investment advice and services, corporate and small business pension and retirement planning services.

                                               Banking
                                                 and
                                              Financial   Insurance   Investment
                                               Services    Services    Services      Total
                                              ---------   ---------   -----------   -------
                                                         (Amounts in Thousands)
Three months ended September 30, 2001
  Revenues from external customers            $  3,990      $1,078       $186       $ 5,254
  Income before income taxes                       905         334          1         1,240
Nine months ended September 30, 2001
  Revenues from external customers              11,080      $2,966       $568       $14,614
  Income before income taxes                     1,926         798          6         2,730

Three months ended September 30, 2000
  Revenues from external customers               3,075       1,010        308         4,393
  Income before income taxes                       277         170         63           510
Nine months ended September 30, 2000
  Revenues from external customers               9,597       2,956        781        13,334
  Income before income taxes                     1,666         422         55         2,143



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

Results of Operations

     Net income for the quarter ended September 30, 2001 was $802,000, an 81.4% increase over the $443,000 reported for the same period in 2000. Net income for the third quarter of 2000 was negatively affected by a loss of $102,000, net of tax, that was incurred as a result of the sale of $6.4 million of fixed rate residential mortgage loans and $6.3 million of municipal investment securities. For the first nine months of 2001, net income was $1.9 million or 14.2% above the $1.7 million reported for the first nine months of 2000. Basic and diluted earnings per share were $.43 and $1.03 for the third quarter and the first nine months of 2001, respectively, compared to $.24 and $.91 for the third quarter and first nine months of 2000. Net income excluding amortization of goodwill was $846,000 and $2.1 million for the first quarter and first nine months of 2001, respectively, compared to $486,000 and $1.8 million for the third quarter and first nine months of 2000.

     The following are the key ratios for each period:

                          Three Months Ended   Nine Months Ended
                             September 30         September 30
                          ------------------   -----------------
                            2001      2000        2001     2000
                           ------    ------      ------   ------
Return on average assets    0.72%     0.45%       0.60%    0.59%
Return on average
  shareholders' equity     10.94%     6.55%       8.72%    8.56%
Dividend payout ratio      34.88%    62.73%      43.69%   49.46%
Average shareholders'
  equity to average
  assets                    6.62%     6.86%       6.95%    6.92%

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

     Net interest income improved to $3.3 million for the quarter ended September 30, 2001, a 10.0% increase over the $3.0 million reported for the same period in 2000. For the first nine months of 2001, net interest income was $9.3 million, or 6.9% above the $8.7 million reported for the first nine months of 2000. This increase is a result of the overall growth in average interest-earning assets from $357.8 million for the third quarter of 2000 to $404.9 million for the third quarter of 2001 and from $347.0 for the first nine months of 2000 to $392.0 for the first nine months 2001. The net interest margin for the three and nine month periods of 2001 was 3.21% and 3.17%, respectively, compared to 3.25% for the third quarter of 2000 and 3.34% for the nine month period of 2000. The average yield on earning assets declined from 7.94% for the quarter ended September 30, 2000 to 7.39% for the same period in 2001. The average yield on earning assets declined from 7.94% for the nine months ended September 30, 2000 to 7.65% for the nine months ended September 30, 2001. These declines are primarily the result of overall decreases in market rates of interest experienced during 2001.

     During these same periods, the average cost of interest-bearing deposits decreased to 4.44% for the third quarter of 2001 from 4.94% for the third quarter of 2000 and increased to 4.84% for the first nine months of 2001 from 4.74% from the same period in 2000. The decrease in the average cost of interest-bearing deposits in the quarter-to-quarter comparison is primarily the result of overall decreases in market rates of interest experienced during 2001. The increase in the average cost of interest-bearing deposits in the nine-month comparison is primarily the result of a deposit promotion conducted in the second half of 2000 which is scheduled to mature over the next six months and expected to be repriced to lower current market certificate of deposit rates and money market funds. This increase was mitigated by overall decreases in market rates of interest experienced during 2001.

     The average cost of borrowed funds decreased from to 6.71% for the third quarter of 2000 to 5.73% for the third quarter of 2001 and from 6.71% for the first nine months of 2000 to 6.03% for the first nine months of 2001. These decreases primarily reflect declines in pricing on Federal Home Loan Bank debt and repurchase agreements with customers as the result of the decline in market rates of interest throughout 2001.

     The following are the key net interest margin ratios:

                          Three Months Ended   Nine Months Ended
                             September 30        September 30
                          ------------------   -----------------
                              2001    2000        2001    2000
                             -----   -----       -----   -----
Yield on average
  earning assets             7.39%   7.94%       7.65%   7.94%
Cost of supporting
  liabilities                4.21%   4.76%       4.56%   4.64%
Net interest margin          3.21%   3.25%       3.17%   3.34%

Provision and Allowance for Loan Losses

     The provision for loan losses for the quarter ended September 30, 2001 was $225,000 compared to $308,000 for the third quarter of 2000. For the first nine months of 2001, the provision for loan losses was $740,000 compared to $782,000 for the same period of 2000. Additions to the allowance are made based upon quality factors existing at that time. The Company performs a review of the credit quality of its loan portfolio on a quarterly basis to determine the adequacy of the allowance for loan losses. The allowance is an amount that management believes to be adequate to provide for losses that can be reasonably anticipated. Management's periodic evaluation of the adequacy of the allowance is based on past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.

      The allowance at September 30, 2001 was $3.91 million or 1.30% of outstanding loans compared to $3.37 million or 1.20% of outstanding loans at September 30, 2000.

     The following table shows the activity in the Company's allowance for loan losses:

                                              Three Months Ended        Nine Months Ended
                                                 September 30,            September 30,
                                            ----------------------   ----------------------
                                                2001        2000         2001        2000
                                             ---------   ---------    ---------   ---------
                                            (Dollars in Thousands)   (Dollars in Thousands)
Loans outstanding at end of period
  (net of unearned income)                   $300,513    $280,090     $300,513    $280,090
Average balance of loans outstanding
  during the period                           296,550     278,006      291,171     268,229
Balance of allowance for loan losses,
  beginning of period                           3,952       3,153        3,571       2,954
Loans charged-off:
  Commercial, financial and agricultural          229          48          292         156
  Real estate - mortgage                           26          52          109         220
  Consumer                                         42          16           81          55
    Total loans charged-off                       297         116          482         431
Recoveries of loans previously charged-off
  Commercial, financial and agricultural            0           0          (42)         (6)
  Real estate - mortgage                          (21)        (21)         (21)        (26)
  Consumer                                        (11)         (7)         (20)        (36)
    Total recoveries                              (32)        (28)         (83)        (68)
Net loans charged-off                             265          88          399         363
Provision for loan losses                         225         308          740         782
Balance, end of period                       $  3,912    $  3,373     $  3,912    $  3,373
Net charge-offs to average loans                  .09%        .03%        0.14%       0.13%
Allowance for loan losses to loans
  outstanding                                    1.30%       1.20%        1.30%       1.20%

     The following table summarizes the Company's non-performing assets:

                          September 30, 2001   December 31, 2000
                          ------------------   -----------------
                                  (Amounts in thousands)
Non-accrual loans
  Real estate - mortgage        $  159              $  682
  Consumer                          19                   0
  Commercial, financial
    and agricultural               985                 419
                                ------              ------
Total                            1,163               1,101

Loans past due 90 days
  or more and still
  accruing interest
  Real estate - mortgage           161                 265
  Consumer                          11                  89
  Commercial, financial
    and agricultural                74                 116
                                ------              ------
    Total                          246                 470

Troubled debt restructurings       122                 994

Total non-performing loans       1,531               2,565
                                ------              ------
Other real estate owned            138                 194
                                ------              ------
Total non-performing assets     $1,669              $2,759

Non-performing loans to
  total loans                      .51%                .90%
Non-performing assets to
  total loans plus OREO            .56%                .97%

Other Income

     Other income for the three months ended September 30, 2001 increased 34.9% over the same period in 2000, from $1.6 million to $2.1 million. Other income for the nine months ended September 30, 2001 increased 12.9% over the same period in 2000, from $5.1 million to $5.7 million. Customer service fees increased 73.4% for the third quarter of 2001 as compared to the same period in 2000, from $173,000 to $300,000 and 75.6% for the first nine months of 2001 as compared to the same period in 2000, from $439,000 to $771,000. This increase is primarily due to an expanded customer base, new services, and a new fee-pricing schedule. Furthermore, income from mortgage banking activities increased 475% for the quarter ended September 30, 2001 as compared to the same period in 2000, from $60,000 to $345,000 and 293% for the first nine months of 2001 as compared to the same period in 2000, from $194,000 to $764,000. The addition of new mortgage originators and increased consumer demand due to falling interest rates contributed to this increase. The combined increases in these areas have more than offset a 27.3% decline in brokerage and investment advisory fees due to the continued decline in the stock market, from $781,000 for the nine months ended September 30, 2000 to $568,000 for the same period in 2001.

     In addition, the results of the following non-recurring transactions are included in total other income: a gain of $41,000 during the second quarter of 2001 from the sale of $4.9 million of residential mortgage loans; a loss of $38,000 during the third quarter of 2001 from the sale of a building used by administrative and executive staff who were relocated to a newly constructed, leased facility; a gain of $245,000 during the first quarter of 2000 from the sale of a Bank financial services facility; a loss of $203,000 during the third quarter of 2000 from the sale of $6.4 million of residential mortgage loans; and a gain of $50,000 during the third quarter of 2000 from the sale of $6.5 million of available for sale investment securities.

Other Expense

     Other expense for the three months ended September 30, 2001 was $3.79 million compared to $3.58 million for the same period in 2000, an increase of 5.9%. Other expense for the first nine months of 2001 was $11.14 million compared to $10.41 million for the same period in 2000, an increase of 7.1%.

     Salary and benefits expense for the three months ended September 30, 2001 increased 6.4% to $2.01 million from
$1.90 million for 2000. Salary and benefits expense for the first nine months of 2001 increased 5.0% to $5.88 million from $5.60 million in 2000. These increases are primarily attributable to an increase in full time equivalent employees from 163 at September 30, 2000 to 175 at September 30, 2001 to accommodate growth in our lines of business and overall merit increases that have been applied to base salaries during the past twelve months.

     Occupancy and equipment expense for the third quarter of 2001 increased by $78,000 or 19%, from $410,000 to $488,000, over the same quarter of 2000. For the first nine months of 2001, occupancy and equipment expense was $1.56 million, a $281,000 or 21.9% increase over expenses of $1.28 million incurred in the same period of 2000. This increase is primarily the result of net occupancy expenses associated with the relocation of two existing financial service centers, the addition of a new financial services center, and the Company's newly constructed, leased executive and administrative office building. The costs of the new facilities were partially offset by the sale of the former administrative center and the sublease of the investment group offices.

     Increases in marketing expenses and computer services also contributed to the increase in other expense during the first nine months of 2001. Total marketing and advertising expenses increased by $104,000 or 24.9% from $418,000 for 2000 to
$522,000 for 2001. These increased costs reflect the Company's continuing efforts to expand awareness of its market presence. The cost of the Company's data processing operations provided by third parties increased by $131,000, or 16.9%, from $775,000 for 2000 to $906,000 for 2001. This increase is primarily the result of system conversion expenses relating to upgrades and check imaging.

     Expenses relating to other real estate owned decreased by $65,000 from $187,000 for the nine months ended September 30, 2000 to $122,000 for the same period in 2001. The expenses for 2000 include the write-down of one specific property for approximately $60,000.

Income Taxes

     The effective income tax rate for the Company for the nine months ended September 30, 2001 was 29.5% compared to 21.3% for 2000. Income tax expense for 2001 includes a one-time addition to the provision for taxes of $100,000 which management deemed prudent based on the tax exposure existing at September 30, 2001. Excluding this $100,000, the effective income tax rate for the nine months ended September 30, 2001 would be 25.8%. The effective tax rate for 2000 was lower than the rate for 2001 primarily as a result of a decrease in the amount of non-taxable interest income.

Financial Condition

     The total assets of the Company at September 30, 2001 were $445.3 million, an increase of approximately $51.4 million since December 31, 2000 and an annualized growth rate of 17%. Securities available for sale at September 30, 2001 were $104.5 millions, an increase of $30.1 million from December 31, 2000, which represents an annualized rate of growth of 54.0%. Total loans outstanding, net of unearned income, increased by $15.7 million from December 31, 2000, which represents and annualized rate of growth of 7.3%. Excluding the sale of $4.9 million of seasoned mortgage loans, which occurred in the second quarter of 2001, results in an annualized growth rate of 9.6%. The allowance for loan losses at September 30, 2001 was $3.9 million or 1.30% of outstanding loans compared to $3.6 million or 1.25% of loans outstanding at December 31, 2000. Federal funds sold at September 30, 2001 were $1.5 million compared to $13.0 million at June 30, 2001 and none at December 31, 2000. The third quarter decrease in liquidity is the result of the loan balance increase previously mentioned and the increase in securities available for sale, which improved the Company's average yield. In addition, premises and equipment increased by $1.1 million as the result of the relocation of two existing financial services centers, the addition of a new financial services center, and leasehold improvements and new furniture and equipment associated with the Company's newly constructed executive and administrative office building.

     Total deposits at September 30, 2001 were $330.0 million, a net increase of approximately $33.6 million from December 31, 2000. Non-interest bearing demand deposits decreased by 2.3% from $38.2 million at December 31, 2000 to $37.4 million at September 30, 2001 while interest bearing deposits increased by 13.4% for the same period. The increase in interest bearing deposits is primarily the result of successful deposit promotions begun during the latter portion of 2000. Total borrowings at September 30, 2001 were $77.3 million, and increase of approximately $13.6 million from $63.7 million at December 31, 2000. Short-term borrowings, composed of repurchase agreements with customers and Federal funds purchased, increased 23.3% from $15.3 million at December 31, 2000 to $18.8 million at September 30, 2001. Long-term debt, primarily composed of borrowings with the Federal Home Loan Bank
(FHLB), increased by $10.0 million as the result of additional borrowings from the FHLB in the third quarter of 2001. The FHLB advance is part of the Company's strategy to fund asset growth from low cost sources.

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

     As required by federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy. Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments. For the Company, Tier 1 capital consists of common stockholders' equity plus mandatory redeemable capital securities less intangible assets, including goodwill; and Tier II capital includes Tier I capital plus the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets. By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier I and Tier II capital.

     The following table sets forth the Company's capital ratios:

                                                                                    To Be Well
                                                                For Capital     Capitalized Under
                                                                  Adequacy      Prompt Corrective
                                                Actual            Purposes      Action Provisions
                                           ----------------   ---------------   -----------------
                                            Amount    Ratio    Amount   Ratio     Amount    Ratio
                                           -------   ------   -------   -----    -------   ------
                                                          (Dollars In Thousands)
As of September 30, 2001:
Total capital (to risk-weighted
  assets):
  First Leesport Bancorp                   $34,721   11.09%   $25,045   8.00%    $31,306   10.00%
  Leesport Bank                             33,199   10.69     24,846   8.00      31,058   10.00
Tier I capital (to risk-weighted
  assets):
  First Leesport Bancorp                    30,809    9.84     12,522   4.00      18,784    6.00
  Leesport Bank                             29,316    9.44     12,423   4.00      18,634    6.00
Tier I capital (to average assets):
  First Leesport Bancorp                    30,809    7.09     17,390   4.00      21,737    5.00
  Leesport Bank                             29,316    6.78     17,294   4.00      21,618    5.00

As of September 30, 2000:
Total capital (to risk-weighted
  assets):
  First Leesport Bancorp                   $32,491   12.09%   $21,508   8.00%    $26,885   10.00%
  Leesport Bank                             31,048   11.54     21,518   8.00      26,898   10.00
Tier I capital (to risk-weighted
  assets):
  First Leesport Bancorp                    29,143   10.84     10,754   4.00      16,131    6.00
  Leesport Bank                             27,686   10.29     10,759   4.00      16,139    6.00
Tier I capital (to average assets):
  First Leesport Bancorp                    29,143    7.54     15,462   4.00      19,328    5.00
  Leesport Bank                             27,686    7.22     15,342   4.00      19,177    5.00

     An important indicator in the banking industry is the leverage ratio, defined as the ratio of Tier I capital less intangible assets, to average quarterly assets less intangible assets. The Company's leverage ratio at September 30, 2001 was 7.09% compared to 7.18% at June 30, 2001 and 7.79% at
December 31, 2000. The decrease in this ratio when compared to year end was primarily caused by the increase in deposits previously mentioned, which in turn increased average total assets, while Tier I capital increased by approximately $1.58 million. The Company's capital ratios were above minimum regulatory guideline at December 31, 2000, June 30, 2001 and September 31, 2001.

Liquidity and Interest Rate Sensitivity

     The banking industry is affected by an environment in which interest rates may be volatile and in which deposit customers have the opportunity to invest in liquid, interest rate-sensitive deposits. The banking industry has adapted to managing its interest rate risk in this environment by using a process known as asset/liability management.

     Adequate liquidity means the ability to obtain sufficient cash to meet all current and projected financing needs promptly and at a reasonable cost. These needs include deposit withdrawal, liability runoff, and increased loan demand. The principal sources of liquidity are deposit generation, overnight federal funds transactions with other financial institutions, investment securities portfolio maturities and cash flows, and maturing loans and loan repayments. The Bank can also sell residential mortgage loans into the secondary market. Other sources of liquidity are term borrowings from the Federal Home Loan Bank, and the discount window of the Federal Reserve Bank. In view of all factors involved, the Company's management believes that liquidity is being maintained at an adequate level.

    At September 30, 2001 total borrowed funds were $77.3 million or 17.4% of total assets. These borrowings included $18.8 million of repurchase agreements with customers, $52.0 million of term borrowing with the Federal Home Loan Bank, and $1.5 million of term debt with other financial institutions. The FHLB borrowings have final maturities ranging from August 2002 through December 2009 at interest rates from 3.67% to 6.63%. The term borrowings with other financial institutions have a maturity of March 2005 at interest rates from 8.50% to 9.00%. At September 30, 2001, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $108.7 million.

     Asset/liability management is intended to provide for adequate liquidity and interest rate sensitivity by matching interest rate-sensitive assets and liabilities and coordinating maturities on assets and liabilities. With the exception of the majority of residential mortgage loans, loans generally are written having terms that provide for a readjustment of the interest rate at specified times during the term of the loan.
In addition, interest rates offered for all types of deposit instruments are reviewed weekly and are established on a basis consistent with funding needs and maintaining a desirable spread between cost and return. The Company does not use reverse repurchase agreements, interest rate swaps, or other derivative products in its asset/liability management practices at this time.

Item 3 - Quantitative and Qualitative Disclosures about Market
         Risk

     While the Federal funds rate and National Prime fell 350 basis points since December 31, 2000, the Company's net interest margin has decreased 12 basis points, from 3.29% in 2000 to 3.17% for the nine months ended September 30, 2001. Because of the extent to which rates have declined this year, the Company has become more sensitive to future rate declines and anticipates added compression on the net interest margin. Currently, the Company has 17.3% of its deposits in NOW and savings accounts, which it considers core deposits, and which normally carry lower rates relative to other types of deposits. Because of this, these accounts have historically contributed significantly to the net interest margin. However, there is an ultimate floor (0%) to which the rates on these accounts can fall. Under current conditions, the inability to further decrease these deposit rates while loan and other earning asset rates continue to drop and reprice at lower rates will result in further compression of the net interest margin. The added risk in this market is that, as the rates on the core deposits bottom-out, investors could migrate to other types of deposit accounts paying higher rates of interest. The last financial simulation performed by the Company as of September 30, 2001 showed a possible decline in net interest income of 2.0% or $164,000 on a -200 basis point rate shock over a one year period. This reflected the assumptions that the rates on NOW and savings accounts would change by 50 and 100 basis points, respectively, in a -200 basis point rate shock. The net interest income at risk position of the Company remains within the guidelines established by the Company's asset/liability policy, and the Company continues to monitor and manage its rate sensitivity during these unusual times.

     There have been no material changes in the Company's equity value at risk. Please refer to the annual report to shareholders on Form 10-K filed with the Securities and Exchange
Commission for December 31, 2000 or further discussion of this matter.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to Vote of Security Holders -
         None

Item 5.  Other Information -None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              3.1 Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Amended Report on Form 10-K for the year ended December 31, 2000).

              3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's
                    Annual Report on Form 10-K for the year
                    ended December 31, 2000).

              4.1   Form of Subscription Rights Certificate
                    (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-1 (No. 333-68352)).

              10.1  Form of Agency Agreement between First
                    Leesport Bancorp, Inc. and Sandler O'Neill &
                    Partners, L.P. (incorporated by reference to Exhibit 10.13 of the Registrant's
                    Registration Statement on Form S-1
                    (No. 333-68352)).

              10.2  Form of Standby Purchase Agreement between
                    First Leesport Bancorp, Inc. and certain
                    Standby Purchasers (incorporated by
                    reference to Exhibit 10.14 of the
                    Registrant's Registration Statement on
                    Form S-1 (No. 333-68352)).

          (b)  Reports on Form 8-K - None



                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FIRST LEESPORT BANCORP, INC.
                                      (Registrant)

Dated:  November 14, 2001     By /s/Raymond H. Melcher, Jr.
                                --------------------------------
                                Raymond H. Melcher, Jr.
                                Chairman, President and
                                Chief Executive Officer

Dated:  November 14, 2001     By /s/ Stephen A. Murray
                                --------------------------------
                                Stephen A. Murray
                                Treasurer and Chief
                                Financial Officer