Form 10-K
period 2001-12-31
FIRST LEESPORT BANCORP INC
filed 2002-03-20
CIK 775662

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-K

               ANNUAL REPORT UNDER SECTION 13 OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE
                 FISCAL YEAR ENDED DECEMBER 31, 2001

                   Commission File Number 0-14555

                    FIRST LEESPORT BANCORP, INC._____________
       (Exact name of Registrant as specified in its Charter)

       Pennsylvania                               23-2354007
  (State or Other Juris-                      (I.R.S. Employer
diction of Incorporation)                    Identification No.)

                     1240 Broadcasting Road
                  Wyomissing, Pennsylvania  19610
             (Address of Principal Executive Offices)

                         (610) 208-0966
                  Registrant's Telephone Number:

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of February 19, 2002, the aggregate market value of the Common Stock (based upon the average sales price on such date) of the Registrant held by nonaffiliates was approximately
$48.3 million.

Number of Shares of Common Stock Outstanding at February 19,
2002: 3,084,950.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement prepared in connection with its Annual Meeting of Stockholders to be held on April 23, 2002 are incorporated in Part III hereof.



                                 INDEX

                                                           PAGE

PART I

Item 1.     Business........................................ 4

Item 2.     Properties......................................13

Item 3.     Legal Proceedings...............................15

Item 4.     Submission of Matters to a Vote of Security
            Holders.........................................15

Item 4A.    Executive Officers of the Registrant............15

PART II

Item 5.     Market for Registrant's Common Equity and
            Related Stockholder Matters.....................17

Item 6.     Selected Financial Data.........................19

Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations......................................19

Item 7A.    Quantitative and Qualitative Disclosures
            About Market Risk...............................45

Item 8.     Financial Statements and Supplementary Data.....46

Item 9.     Changes in and Disagreements with
            Accountants on Accounting and Financial
            Disclosure......................................85

PART III

Item 10.    Directors and Executive Officers of the
            Registrant......................................85

Item 11.    Executive Compensation..........................85

Item 12.    Security Ownership of Certain Beneficial
            Owners and Management...........................86

Item 13.    Certain Relationships and Related
            Transactions....................................86

PART IV

Item 14.    Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K.........................86

SIGNATURES..................................................90



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

     No assurance can be given that the future results covered by the forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact the Company's operating results include, but are not limited to, (i) the effects of changing economic conditions in the Company's market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking, insurance, and investment laws and regulations which could impact the Company's operations, (v) funding costs, and
(vi) other external developments which could materially affect the Company's business and operations.

Item 1.  Business

The Company

     First Leesport Bancorp, Inc. (the "Company") is a Pennsylvania business corporation headquartered at 1240 Broadcasting Road, Wyomissing, Pennsylvania 19610. The Company was organized as a bank holding company on January 1, 1986. On January 7, 2002, the Company filed an election with the Board of Governors of the Federal Reserve System to become a financial holding company. The election became effective on February 7, 2002. The Company offers a wide array of financial services through its various subsidiaries. The Company's executive offices are located at 1240 Broadcasting Road, Wyomissing, Pennsylvania 19610.

     At December 31, 2001, the Company had total assets of $504 million, total shareholders' equity of $45 million, and total deposits of $332 million.

The Bank

     The Company's wholly-owned banking subsidiary is Leesport Bank ("Leesport Bank" or the "Bank"), a Pennsylvania chartered commercial bank. During the year ended December 31, 2000, the charters of The First National Bank of Leesport and Merchants Bank of Pennsylvania, both wholly-owned banking subsidiaries of the Company, were merged into a single charter under the name Leesport Bank. The First National Bank of Leesport was incorporated under the laws of the United States of America as a national bank in 1909. Since its inception, Leesport Bank, or its predecessor, the First National Bank of Leesport, has operated as a banking institution doing business in Berks County, Pennsylvania. Merchants Bank of Pennsylvania, a Pennsylvania chartered commercial bank, was acquired in 1999 as a result of the merger between the Company and Merchants of Shenandoah Ban-Corp. Merchants Bank of Pennsylvania, now a division of the Bank, operates in the counties of Schuylkill and Luzerne in Pennsylvania.

     At December 31, 2001, the Bank had the equivalent of 137 full-time employees.

     Leesport Bank provides services to its customers through twelve full service offices, nine of which operate under Leesport Bank's name in Leesport, Blandon, Bern Township, Wyomissing Hills, Breezy Corner, Hamburg, Birdsboro, Schuylkill Haven, and Reading, all of which are in Berks County, Pennsylvania, except for the Schuylkill Haven financial center, which is located in Schuylkill County, Pennsylvania, and three of which operate under the name Merchants Bank, a division of Leesport Bank, in Shenandoah, Schuylkill County, in Drums and in Hazel Township, both located in Luzerne County. The Bank also operates a limited service facility in Wernersville, Berks County, Pennsylvania and a drive-up only facility in Hazleton, Luzerne County, Pennsylvania. All offices, except the Wernersville office, provide automated teller machine services. Each office, except the Wernersville, Breezy Corner, and Drums offices, provides drive-in facilities. (See "Properties.")

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

     In early 2001, the Bank formed a strategic alliance with INA Trust Company in order to offer personal trust services to its customers. The alliance enabled the Bank to enter the trust business quickly and without incurring significant start-up expenses. Personal trust services through this alliance are offered by the wealth management division.

Subsidiary Activities

     Leesport Bank has four wholly-owned subsidiaries: Essick & Barr, Inc., a Berks County based general insurance agency ("Essick & Barr"), which was acquired in 1998; First Leesport Wealth Management, Inc. ("FLWM"), an investment advisory business which was acquired in 1999; First Leesport Investment Group, Inc. ("FLIG"), which was formed in 1999 to purchase the securities brokerage business of KRJ & Associates; and Horizon Realty Solutions, LLC ("Horizon"), which was formed originally during 2000 to provide title insurance and other real estate related services to its customers through limited partnership arrangements with third parties involved in the real estate services industry.

     Both FLIG and FLWM are headquartered at 1240 Broadcasting
Road, Wyomissing, Pennsylvania and collectively had 9 employees at December 31, 2001.

     Essick & Barr offers a full line of personal and commercial property and casualty insurance as well as group insurance for businesses, employee benefit plans, and life insurance. Headquartered in Leesport, Pennsylvania with sales offices at 108 South Fifth Street, Reading, Pennsylvania and 1240 Broadcasting Road, Wyomissing, Pennsylvania, Essick & Barr had 32 full-time employees at December 31, 2001.

     Horizon provides title insurance and other real estate related services to the Company's customers through limited partnership arrangements with unaffiliated third parties involved in the real estate services industry. At December 31, 2001, Horizon had entered into three such arrangements as follows: Horizon Search and Settlement Solutions (70% equity interest); New Millennium Abstract (20% equity interest); and Spectrum Settlement Agency (4% equity interest). The capital contributions of Horizon in connection with the formation of each of the limited partnerships was not material. None of the limited partnership arrangements involves the use of a special purposes entity for financial accounting purposes or any off-balance sheet financing technique, and neither Horizon, the Company, nor any other affiliate of the Company has any continuing contractual financial commitment to the limited partnerships beyond the amount of the initial capital contribution.

     The Company also owns First Leesport Capital Trust I (the
"Trust"), a Delaware statutory business trust formed on March 9, 2000. The Trust issued $5 million of 10-7/8% fixed rate capital trust pass-through securities to investors.

Competition

     The Company faces substantial competition in originating loans, in attracting deposits, and generating fee-based income. This competition comes principally from other banks, savings institutions, credit unions, mortgage banking companies and, with respect to deposits, institutions offering investment alternatives, including money market funds. Due to the passage of landmark banking legislation in November 1999, competition may increasingly come from insurance companies, large securities firms and other financial services institutions. As a result of consolidation in the banking industry, some of the Company's competitors and their respective affiliates may enjoy advantages such as greater financial resources, a wider geographic presence, a wider array of services, or more favorable pricing alternatives and lower origination and operating costs.

Supervision and Regulation

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

     The Bank Holding Company Act prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock, or substantially all of the assets of any bank, or from merging or consolidating with another bank holding company, without prior approval of the Federal Reserve Board. Additionally, the Bank Holding Company Act prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non-banking business, unless such business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. The types of businesses that are permissible for bank holding companies to own have been expanded by recent federal legislation; see discussion below.

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

     Regulation of Leesport Bank

     Leesport Bank is a Pennsylvania chartered bank, and its deposits are insured (up to applicable limits) by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to regulation and examination by the Federal Reserve Board, the Pennsylvania Department of Banking, and by the FDIC. The Community Reinvestment Act requires Leesport Bank to help meet the credit needs of the entire community where Leesport Bank operates, including low and moderate income neighborhoods. Leesport Bank's rating under the Community Reinvestment Act, assigned by the Federal Reserve Board pursuant to an examination of Leesport Bank, is important in determining whether the Bank may receive approval for, or utilize certain streamlined procedures in, applications to engage in new activities.

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

     Under these policies and subject to the restrictions applicable to the Bank, the Bank had approximately $14.92 million available for payment of dividends to the Company at December 31, 2001, without prior regulatory approval.

     FDIC Insurance Assessments

     The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 2001, the Bank was well capitalized for purposes of calculating insurance assessments.

     The Bank Insurance Fund is presently fully funded at more
than the minimum amount required by law.   Accordingly, the 2001
Bank Insurance Fund assessment rates ranged from zero for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months. The FDIC has indicated from time to time that all banks may again be required to pay deposit insurance premiums in the future if the current trend of the size of the deposit insurance funds relative to all insured deposits continues.

     While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the Financing Corporation bonds. Beginning in 2000, commercial banks and thrifts are subject to the same assessment for Financing Corporation bonds. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the Bank (and all other banks) for the first quarter of 2002 is an annual rate of $.0182 for each $100 of deposits.

     Gramm-Leach-Bliley Act and Other Legislation

     The Gramm-Leach-Bliley Act, passed in November 1999, dramatically changed certain banking laws that have been in effect since the early part of the 20th century. One of the most significant changes was that the separation between banking and the securities businesses mandated by the Glass-Steagall Act has now been removed, and the provisions of any state law that prohibits affiliation between banking and insurance entities have been preempted. Accordingly, the legislation now permits firms engaged in underwriting and dealing in securities, and insurance companies, to own banking entities, and permits bank holding companies (and in some cases, banks) to own securities firms and insurance companies. The provisions of federal law that preclude banking entities from engaging in non-financially related activities, such as manufacturing, have not been changed. For example, a manufacturing company cannot own a bank and become a bank holding company, and a bank holding company cannot own a subsidiary that is not engaged in financial activities, as defined by the regulators.

     The legislation creates a new category of bank holding company called a "financial holding company." In order to avail itself of the expanded financial activities permitted under the law, a bank holding company must notify the Federal Reserve Board ("Federal Reserve") that it elects to be a financial holding company. A bank holding company can make this election if it, and all its bank subsidiaries, are well capitalized, well managed, and have at least a satisfactory Community Reinvestment Act rating, each in accordance with the definitions prescribed by the Federal Reserve and the regulators of the subsidiary banks. Once a bank holding company makes such an election, and provided that the Federal Reserve does not object to such election by such bank holding company, the financial holding company may engage in financial activities (i.e., securities underwriting, insurance underwriting, and certain other activities that are financial in nature as to be determined by the Federal Reserve) by simply giving a notice to the Federal Reserve within thirty days after beginning such business or acquiring a company engaged in such business. This makes the regulatory approval process to engage in financial activities much more streamlined than under prior law.

     On January 7, 2002, the Company filed an election with the Board of Governors of the Federal Reserve System to become a financial holding company. The election became effective in February 2002.

     The Gramm-Leach-Bliley Act also makes a number of additions and revisions to numerous federal laws that affect the business of banking. For example, there is now a federal law on privacy with respect to customer information held by banks. The federal banking regulators are authorized to adopt rules regarding privacy for customer information. Banks must establish a disclosure policy for non-public customer information, disclose the policy to their customers, and give their customers the opportunity to object to non-public information being disclosed to a third party. In addition, any Community Reinvestment Act
(CRA) agreement entered into between a bank and a community group must be disclosed, with both the bank and the group receiving any grants from the bank detailing the amount of funding provided and for what it was used. The new law also requires a bank's policy on fees for transactions at ATM machines by non-customers to be conspicuously posted on the ATM. A number of other provisions affecting other general regulatory requirements for banking institutions were also adopted.

     Pennsylvania banking law was amended in November 2000 to provide for complete parity of Pennsylvania banks with federally chartered banks in the area of permissible activities. Under Pennsylvania law, as revised, the Bank may engage in any activity authorized for national banks or federal savings banks.

     In October 2001, the President signed into law the USA PATRIOT Act. This Act was passed in direct response to the terrorist attacks on September 11, 2001 and strengthens the anti-money laundering provisions of the Bank Secrecy Act. Most of the new provisions added by the Act apply to accounts at or held by foreign banks, or accounts of or transactions with foreign entities. The Bank does not have a significant foreign business and does not expect this Act to materially affect its operations. The Act does, however, require the banking regulators to consider a bank's record of compliance under the Bank Secrecy Act in acting on any application filed by a bank. As the Bank is subject to the provisions of the Bank Secrecy Act (i.e., reporting of cash transactions in excess of $10,000), the Bank's record of compliance in this area will be an additional factor in any applications filed by it in the future. To the Bank's knowledge, its record of compliance in this area is satisfactory.

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

Item 2.  Properties

     The only real estate owned by the Company is a single-family home located adjacent to the Bank's operations center in Leesport. This property is presently under agreement of sale with settlement expected in March, 2002. The Company's principal office is located in the newly-leased administration building at 1240 Broadcasting Road, Wyomissing, Pennsylvania.

     Listed below are the locations of properties owned or leased by the Bank and its subsidiaries. Owned properties are not subject to any mortgage, lien or encumbrance.

Property Location                                Leased or Owned

Corporate Office
1240 Broadcasting Road
Wyomissing, Pennsylvania                              Leased

Leesport Operations Center
133-144 North Centre Avenue
Leesport, Pennsylvania                                Owned

North Pointe Financial Center
241 South Centre Avenue
Leesport, Pennsylvania                                Owned

Northeast Reading Financial Center
1210 Rockland Street
Reading, Pennsylvania                                 Owned

Hamburg Financial Center
801 South Fourth Street
Hamburg, Pennsylvania                                 Owned

Bern Township Financial Center
409 West Leesport Road
Leesport, Pennsylvania                                Owned

Shenandoah Financial Center
101 North Main Street
Shenandoah, Pennsylvania                              Owned

Drums Financial Center
Rittenhouse Place
Drums, Pennsylvania                                   Owned

Wernersville Financial Center
1 Reading Drive
Wernersville, Pennsylvania                            Leased

Breezy Corner Financial Center
3401-3 Pricetown Road
Fleetwood, Pennsylvania                               Leased

Blandon Financial Center
100 Plaza Drive
Blandon, Pennsylvania                                 Leased

Wyomissing Financial Center
1199 Berkshire Boulevard
Wyomissing, Pennsylvania                              Leased

Maplewood Financial Center
140 Cando Expressway
Hazleton, Pennsylvania                                Leased

Schuylkill Haven Financial Center
237 Route 61 South
Schuylkill Haven, Pennsylvania                        Leased

Birdsboro Financial Center
350 West Main Street
Birdsboro, Pennsylvania                               Leased

Essick & Barr Sales Office
108 South Fifth Street
Reading, Pennsylvania                                 Owned

Office (1)
560 Van Reed Road, Suite 308
Wyomissing, Pennsylvania                              Leased

Hazleton Drive-Up
1 West Broad Street, Rear
Hazleton, Pennsylvania                                Leased

(1) This office was consolidated into the corporate offices, and the property is being subleased until the lease expires in November 2002.

     Each of these bank offices, except Drums, provides drive-in facilities and automated teller machines. Leesport Bank leases the premises of its Wernersville branch, which does not have a drive-up facility or an automated teller machine.

     Essick & Barr owns its sales office at 108 South Fifth Street, Reading, Pennsylvania and also shares offices in the Company's newly-leased administration building located at 1240 Broadcasting Road, Wyomissing, Pennsylvania. Essick & Barr is charged a pro rata amount of the total lease expense.

     FLIG and FLWM also share office space in the Company's administration building in Wyomissing and are accordingly charged a pro rata amount of the total lease expense.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended
December 31, 2001.

Item 4A.  Executive Officers of the Registrant

     Certain information, as of January 31, 2002, including principal occupation during the past five years, relating to each executive officer of the Company is as follows:

                                    Position      Principal Occupation
Name, Address, and Position           Held               for
Held with the Company         Age     Since            Past 5 Years
RAYMOND H. MELCHER, JR.        50      1998       Chairman, President
Wyomissing, Pennsylvania                          and Chief Executive
Chairman, President and                           Officer of the Company
  Chief Executive Officer                         since January 1, 2000;
                                                  prior thereto,
                                                  President and Chief
                                                  Executive Officer of
                                                  the Company since June
                                                  1998; prior thereto,
                                                  President and Chief
                                                  Executive Officer
                                                  of Security National
                                                  Bank of Pottstown

CHARLES J. HOPKINS             51      1998       President and CEO of
Wyomissing, Pennsylvania                          Essick & Barr, Inc.
President and Chief                               since 1992
Executive Officer of
   Essick & Barr, Inc.;
   Senior Vice President of
   Leesport Bank

KEITH W. JOHNSON, CFP          50      1991       President and Chief
Wyomissing, Pennsylvania                          Executive Officer of
President & Chief                                 First Leesport
  Executive Officer of                            Investment Group, Inc.
  First Leesport Investment                       and First Leesport
  Group, Inc. and First                           Wealth Management Inc.
  Leesport Wealth                                 since 1999; prior
  Management, Inc.;                               thereto, owner of KRJ
  Senior Vice President                           Associates and Johnson
  of Leesport Bank                                Financial

STEPHEN A. MURRAY              47      2000       Senior Vice President
West Reading, Pennsylvania                        and Chief Financial
Senior Vice President                             Officer of the Company
  Chief Financial Officer                         since May 2001; Vice
                                                  President and Controller of
                                                  the Company since May 2000;
                                                  prior thereto, Senior Funds
                                                  Management Officer,
                                                  Fulton Financial
                                                  Corporation

JENETTE L. ECK                 39      1998       Vice President of the
Centerport, Pennsylvania                          Company since 2001,
Vice President and Corporate                      Secretary of the Company
   Secretary                                      since 1998, Executive
                                                  Assistant of the Company
                                                  since 1996



                             PART II

Item 5.  Market For Common Equity and Related Shareholder
         Matters.

     As of December 31, 2001, there were 751 record holders of the Company's common stock. The market price of the Company's common stock for each quarter in 2001 and 2000 and the dividends declared on the Company's common stock for each quarter in 2001 and 2000 are set forth below.

Market Price of Common Stock

     The Company's common stock began trading on the Nasdaq National Market under the symbol "FLPB" on October 1, 2001. Prior to that time, the Company's common stock was listed on the NASDAQ SmallCap Market. The following table sets forth, for the fiscal quarters indicated, the high and low bid and asked price per share of the Company's common stock, as reported on the Nasdaq National or SmallCap Market (for periods prior to October 1, 2001, the date of listing the Company's common stock on the Nasdaq National Market), respectively, for the periods indicated:

                                 Bid                 Asked
                            High     Low         High     Low

2001
First quarter..........     $16.50    $13.50     $17.00   $14.38
Second quarter.........      16.00     14.20      16.63    15.00
Third quarter..........      16.30     13.00      16.85    14.25
Fourth quarter.........      15.75     13.90      16.10    14.00

2000
First quarter.........      $18.13    $12.50     $18.25   $12.75
Second quarter........       17.75     15.06      18.00    15.63
Third quarter.........       16.13     13.50      16.50    13.63
Fourth quarter........       14.56     12.38      15.00    13.13

Dividend Information

     Dividends on the Company's common stock have historically been payable on the 15th of January, April, July, and October.

                                Dividends Declared
                                    (Per share)
                                2001          2000

          First Quarter         $.15          $.15
          Second Quarter         .15           .15
          Third Quarter          .15           .15
          Fourth Quarter         .15           .15

     The Company derives substantially all of its income from dividends paid to it by the Bank and its subsidiaries.



Item 6. Selected Financial Data

     The selected consolidated financial and other data and management's discussion and analysis set forth below is derived in part from, and should be read in conjunction with, the consolidated financial statements and notes thereto contained elsewhere herein.

                                                                  Year Ended December 31,
                                             ----------------------------------------------------------------
                                                2001         2000           1999         1998        1997
                                                      (Dollars in thousands except per share data)
Selected Financial Data:

Total assets                                 $ 503,509    $ 393,826      $ 358,618    $ 289,945    $ 235,568
Investment securities available for sale       146,957       74,368         72,165       72,202       59,929
Investment securities held to maturity               -            -              -          423        1,010
Loans, net of unearned income                  301,923      282,798        253,194      195,287      159,445
Allowance for loan losses                        3,723        3,571          2,954        2,129        1,837
Deposits                                       331,577      296,363        269,344      228,984      196,308
Short-term borrowings                           53,574       15,263         28,175       12,667       11,814
Long-term debt                                  62,200       43,500         31,000       16,000            -
Mandatory redeemable capital securities          5,000        5,000             -            -             -
Shareholders' equity                            45,221       28,346         25,602       27,826       25,139
Book value per share                             14.69        15.29          13.84        15.91        14.28

Selected Operating Data:
Interest income                                $29,626      $27,471        $22,910      $18,548      $17,042
Interest expense                                17,053       16,386         12,363        9,491        7,991
                                               -------      -------        -------      -------      -------
Net interest income before provision
  for loan losses                               12,573       11,085         10,547        9,057        9,051
Provision for loan losses                        1,012        1,082          1,270          620          543
                                               -------      -------        -------      -------      -------

Net interest income after provision
  for loan losses                               11,561       10,003          9,277        8,437        8,508
Other income                                     7,834        6,686          4,665        1,149          904
Other expense                                   15,500       14,000         12,080        7,758        6,843
                                               -------      -------        -------      -------      -------

Income before income taxes                       3,895        2,689          1,862        1,828        2,569
Income taxes                                     1,119          563            461          317          562
                                               -------      -------        -------      -------      -------

Net income                                     $ 2,776      $ 2,126        $ 1,401      $ 1,511      $ 2,007
                                                =======     =======        =======      =======      =======
Earnings per share-basic                       $  1.45      $  1.15        $  0.76      $  0.86      $  1.14
Earnings per share-diluted                     $  1.45      $  1.15        $  0.76      $  0.86      $  1.14
Cash dividends per share                       $  0.60      $  0.60        $  0.54      $  0.49      $  0.45
Return on average assets                           .64%        0.57%          0.43%        0.58%        0.88%
Return on average shareholders' equity            8.67%        7.88%          5.24%        5.71%        8.26%
Dividend payout ratio                            41.38%       52.17%         71.05%       56.98%       39.47%
Average equity to average assets                  7.37%        7.17%          8.24%       10.08%       10.66%

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     The Company is a financial company. Leesport Bank is a wholly-owned subsidiary of the Company. Essick & Barr, FLIG and FLWM, and Horizon Realty Solutions, LLC are wholly-owned non-bank subsidiaries of Leesport Bank.

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

     During 2000, Horizon Realty Solutions, LLC was formed as a subsidiary of Leesport Bank for the purpose of providing title insurance and other real estate related services to its customers through limited partnership arrangements with third parties involved in the real estate services industry.

Critical Accounting Policies

     Note 1. to the Company's consolidated financial statements lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

Results of Operations

     Net income for 2001 was $2.8 million or $1.45 per share compared to $2.1 million or $1.15 per share for 2000 and $1.4 million or $.76 per share for 1999. These increases are a result of increasing net interest income and other income each year, net of increases in other expenses. Detail regarding changes in each of these areas follows. Net income for 1999 was affected by one-time merger expenses of $544,000 and employment costs of $270,000 incurred through the acquisition of Merchants of Shenandoah Ban-Corp.

     Return on average assets was 0.64% for 2001, 0.57% for 2000 and 0.43% for 1999. Return on average shareholders' equity was 8.67% for 2001, 7.88% for 2000 and 5.24% for 1999.

Net Interest Income

     Net interest income is a primary source of revenue for the Company. This income results from the difference between the interest and fees earned on loans and investments and the interest paid on deposits to customers and other non-deposit sources of funds, such as repurchase agreements and borrowings from the Federal Home Loan Bank. Net interest margin is the difference between the gross (tax-effected) yield on earning assets and the cost of interest bearing funds as a percentage of earning assets. All discussion of net interest margin is on a fully taxable equivalent basis.

     Net interest income for 2001 was $12.6 million, a 13.5% increase over the $11.1 million in 2000, which was a 5.7% increase over the $10.5 million in 1999. Average earning assets increased by $44.1 million or 12.4% from 2000 to 2001. The net interest margin was 3.28% in 2001 and 3.29% in 2000. Net interest margin declined during the first quarter of 2001 as a result of guaranteed-rate promotional programs run to increase money market deposits and previously run certificate of deposit promotional programs instituted to provide liquidity. The money market deposit rates have been at market levels since late in the second quarter of 2001. The bulk of the certificates of deposit began maturing in the fourth quarter and will continue to mature through April of 2002. The Company saw significant improvement in the net interest margin during the fourth quarter and expects to see additional improvement during the first quarter of 2002. The primary growth in earning assets for 2001 was in average taxable securities, while 2000 and 1999 saw primary growth in average loans outstanding. Average taxable securities increased by 35.4% in 2001 and 10.0% in 2000.
Average loans outstanding increased by 6.39% in 2001 and 21.7% in 2000.

     Average interest-bearing deposits increased by 15.7% in 2001 and 11.1% in 2000 while average borrowings decreased by 3.7% in 2001. The return on interest earning assets decreased by 35 basis points from 2000 to 2001, and the cost of supporting liabilities decreased by 36 basis points during the same time period. These decreases are primarily due to market rate reductions.

     It should be noted that the 3.7% decrease in average borrowings for 2001, from $65.8 million for 2000 to $63.4 million, is not truly indicative of the events for the year. During the first three quarters of 2001, the Company was in the position of selling federal funds. The average balance of federal funds sold in this time frame was $11.4 million, while average borrowings were $58.1 million. By the fourth quarter, however, the Company switched to a federal funds purchased position to take advantage of the lower interest rate environment. Average federal funds sold for the fourth quarter was $1.2 million while average borrowings were $81.6 million. At year-end 2001, actual balances for federal funds sold and borrowings were $0 and $115.8 million, respectively.

     Other Income

     Details of non-interest income follow:

                                         2001 versus 2000                    2000 versus 1999
                                             Increase/                   Increase/
                                      2001  (Decrease)    %       2000   Decrease)   %       1999
                                                     (Dollars in thousands)
Customer service fees              $ 1,058   $  274     34.9   $   784  $   281    55.9   $   503
Mortgage banking activities, net     1,249    1,029    467.7       220       22    11.1       198
Commissions and fees from
   insurance sales                   3,914       62      1.6     3,852      556    16.9     3,296
Broker and investment advisory
   commissions and fees                726     (230)   (24.1)      956      769   411.2       187
Other income                           838       (7)    (0.8)      845      416    97.0       429
Net realized gains on sale of
   securities                           49       20     69.0        29      (23)  (44.2)       52
                                   -------   ------    -----   -------  --------  ------  -------
Total                              $ 7,834   $1,148     17.2   $ 6,686  $ 2,021    43.3   $ 4,665

     The Company's primary source of other income for 2001 was commissions and other revenue generated through sales of insurance products through the Bank's insurance subsidiary, Essick & Barr, Inc. Revenues from insurance operations totaled $3.91 million in 2001 compared to $3.85 million in 2000. Revenues generated from the Bank's investment subsidiaries, First Leesport Investment Group, Inc., and First Leesport Wealth Management, Inc., declined from $956,000 in 2000 to $726,000 in 2001 due to the down turn in the stock market throughout 2001.

     The Company also relies on several other sources for its other income, including sales of newly originated mortgage loans and service charges on deposit accounts. The income recognized from mortgage banking activities was $1.2 million in 2001, $220,000 in 2000 and $198,000 in 1999. The addition of new mortgage originators and increased refinancing activities due to falling interest rates contributed to this increase. Also included in income from mortgage banking activities: a gain of $41,000 during the second quarter of 2001 from the sale of $4.9 million of portfolio residential mortgage loans and a loss of $203,000 during the third quarter of 2000 from the sale of $6.4 million of residential mortgage loans. Income from customer service fees was $1.1 million in 2001, $784,000 in 2000 and $503,000 in 1999. The continuing increases in this category reflect an expanded customer base, new services, and a new fee pricing structure in 2001.

     In addition, the results of the following non-recurring transactions are included in total other income: a loss of $38,000 during the third quarter of 2001 from the sale of a building used by administrative and executive staff, who were relocated to a newly-constructed, leased facility; a gain of $245,000 during the first quarter of 2000 from the sale of a Bank financial services facility; and a gain of $50,000 during the third quarter of 2000 from the sale of $6.5 million of available for sale investment securities.

Other Expenses

     Details of non-interest expense follow:

                                          2001 versus 2000            2000 versus 1999
                                             Increase/                  Increase/
                                     2001   (Decrease)    %      2000   (Decrease)      %       1999
                                                    (Dollars in thousands)
Salaries and employee benefits     $ 8,006   $  501      6.7   $ 7,505  $ 1,649        28.2   $ 5,856
Occupancy expense                    1,287      349     37.2       938      184        24.4       754
Equipment expense                      962      109     12.8       853       54         6.8       799
Marketing and advertising expense      791      216     37.6       575      153        36.3       422
Professional services                  678      (51)    (7.0)      729      309        73.6       420
Merger-related costs                     0        0      0.0         0     (544)     (100.0)      544
Restructuring costs                      0        0      0.0         0     (270)     (100.0)      270
Other expense                        3,776      376     11.1     3,400      385        12.8     3,015
                                   -------  -------     ----   -------  -------      -------  -------
Total                              $15,500  $ 1,500     10.7   $14,000  $ 1,920        15.9   $12,080

     The largest component of non-interest expenses is salaries and employee benefits, which increased $501,000, or 6.7% in 2001, after increasing $1.6 million or 28.2% in 2000 as compared to 1999. Salary and benefit costs associated with the insurance and investment subsidiaries totaled approximately $2.9 million in 2001, $2.8 million in 2000 and $1.9 million in 1999. These increases in salary and benefits expenses resulted from annual merit increases and promotions, additional personnel costs associated with the continuing growth of the Company, and increases in employee health insurance costs consistent with national trends.

    Total occupancy expense increased by 37.2% in 2001 to $1.3 million, from $938,000 in 2000 and had increased by 24.4% in 2000 from $754,000 in 1999. Total equipment expense increased by 12.8% in 2001 to $962,000 from $853,000 in 2000 and had increased by 6.8% in 2000 from $799,000 in 1999. Total equipment expense had increased by 24.1% in 1999. The increase in 2001 was primarily the result of costs associated with new check imaging software and equipment, the relocation of two existing financial service centers, the addition and renovation of two leased financial services centers, and the Company's newly-constructed, leased executive and administrative office building. The costs of the new facilities were partially offset by the sale of the former administrative center and the sublease of the investment group offices.

     The expense related to other real estate owned totaled $141,000 in 2001, $202,000 in 2000, and $210,000 in 1999. The
expense for 2000 included $60,000 of costs associated with writing down a single property, and 1999 included $55,000 of costs associated with carrying and writing down a single rental property acquired during that year.

     Marketing and advertising expenses were $791,000 in 2001, $575,000 in 2000 and $422,000 in 1999. The increase in marketing expense reflects the Company's continuing efforts to increase awareness of its various product offerings and the costs associated with its new branch openings.

     Expense incurred by the Company for professional services totaled $678,000 in 2001 compared to $729,000 in 2000 and $420,000 in 1999. Expenses for 2000 include approximately
$35,000 in one-time fees paid to external consultants.

     Total merger expenses were $544,000 in 1999, and the cost of reorganizing the Bank's management team resulted in additional personnel costs amounting to $270,000 in 1999.

Income Taxes

     The effective income tax rate for the Company for the year ended December 31, 2001 was 28.7% compared to 20.9% for the year ended December 31, 2000. The effective tax rate for 2001 was higher than the rate for 2000 primarily as the result of a decrease in the amount of non-taxable interest income during 2001.

Financial Condition

     The Company's total assets increased to $503.5 million at December 31, 2001, representing a growth rate of 27.9% from $393.8 million at December 31, 2000.

Cash and Investment Securities

     Cash and balances due from banks increased to $19.7 million at December 31, 2001 from $12.1 million at December 31, 2000 as the Bank made provisions to cover higher than usual year-end cash letter activity at the Federal Reserve Bank of Philadelphia. Average cash and due from banks balances for 2001 and 2000 were $9.7 million and $7.1 million, respectively.

     Investment securities increased 97.6% to $147.0 million at December 31, 2001, from $74.4 million at December 31, 2000 primarily due to deposit balances increasing more than loan balances, increased short and long-term borrowings to take advantage of the low rate environment, and proceeds from the shareholder rights offering. Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity. To accomplish these ends, most of the purchases in the portfolio during 2001 were of mortgage backed securities issued by US Government agencies. In addition, the Company purchased $14 million in US Treasury notes with short-term maturities to utilize the proceeds of its shareholder rights offering completed in December 2001. Currently, all of the Company's securities are carried as available for sale.

     At December 31, 2001, the securities balance included a net unrealized gain on available for sale securities of $392,000 versus a net unrealized loss of $711,000 at December 31, 2000. The reduction in interest rates during 2001 resulted in the appreciation in the fair value of the securities.

Loans

     Loans increased to $301.9 million at December 31, 2001 from $282.8 million at December 31, 2000, an increase of $19.1 million or 6.8%. Management has targeted the loan portfolio as a key to the Company's continuing growth. Specifically, the Company has shifted its lending focus to higher yielding commercial loans made to small to medium sized businesses in its market area. A significant increase in the volume of commercial loans during 2001 and 2000 underscores that focus as the commercial portfolio increased to $166.6 million at December 31, 2001, from $145.6 million at December 31, 2000, an increase of $21.0 million or 14.4%.

     Loans secured by residential real estate, which include home equity lending products, increased to $124.0 million from $120.6 million between December 31, 2000 and December 31, 2001, an increase of $3.4 million or 2.8%. This increase is primarily due to the net effect of the sale of $4.9 million of fixed rate, portfolio residential real estate loans into the secondary market in the second quarter of 2001, the transfer of $9.2 million of fixed rate, portfolio residential real estate loans to the held for sale category in December 2001, and increases in home equity loans as the result of successful product promotions. The loans held for sale category also includes $3.0 million of mortgage loans originated for sale.

     These sales of residential real estate loans in the secondary market reflect the Company's financial management strategy of de-emphasizing the retention of such loans for its portfolio while increasing their sale to generate fees and fund growth in higher yielding assets.

Premises and Equipment

    Premises and equipment increased during 2001 to $9.6 million from $8.4 million at the end of 2000. This increased growth is primarily due to continuing investments in bank processing technology, the relocation of two existing financial service centers, the leasehold improvements and furniture and equipment purchases associated with the Company's newly-constructed administration building, located at 1240 Broadcasting Road, Wyomissing, Pennsylvania (occupied in June 2001) and renovations to two newly-opened retail-banking facilities in Schuylkill Haven, Pennsylvania (July 2001) and Birdsboro, Pennsylvania (December 2001).

Other Assets

     Other assets, which include accrued interest receivable, decreased to $16.8 million at December 31, 2001 from $17.6 million at December 31, 2000. Included in this total are the intangible assets recorded as a result of the Company's purchase of Essick & Barr, Inc., First Leesport Investment Group, Inc., and First Leesport Wealth Management, Inc. At December 31, 2001, these intangibles totaled $4.3 million. Another significant component of other assets is the cash surrender value of certain life insurance policies used to fund deferred compensation plans for selected board members and senior officers. The value of these policies at December 31, 2001 was $6.3 million.

Deposits and Borrowings

     Total deposits increased by $35.2 million or 11.9%, growing to $331.6 million at December 31, 2001 from $296.4 million at December 31, 2000.

     Non-interest bearing deposits increased to $43.5 million at December 31, 2001, from $38.2 million at December 31, 2000, an increase of $5.3 million or 13.9%. Management continues to promote growth in these types of deposits, which include a free checking product, as a method to help reduce the overall cost of the Company's funds. Interest bearing deposits increased by $30.0 million or 11.6%, growing from $258.1 million at December 31, 2000 to $288.1 million at December 31, 2001.
Growth in money market and interest checking accounts of 76.5%, or $41.9 million, more than offset decreases in traditional savings accounts and certificates of deposit of 5.9% or $11.9 million dollars. The increase in money market deposits was primarily the result of successful promotional programs run during this period, the addition of two new financial services centers in 2001, and consumer uncertainty regarding financial markets.

     Borrowed funds from various sources were used to supplement deposit growth. During 2001, short-term borrowings, which were comprised of federal funds purchased from the Federal Home Loan Bank and other correspondent banks and securities sold under agreements to repurchase, were $53.6 million at December 31, 2001, and $15.3 million at December 31, 2000. Long-term debt, which consisted of advances from the Federal Home Loan Bank in 2001, and advances from the Federal Home Loan Bank and borrowings from other financial institutions in 2000, totaled $62.2 million and $43.5 million, respectively.

     The increase in long-term debt and short-term borrowings was implemented to take advantage of the low interest rate environment and provide two-to-five-year funding to offset some maturities in the certificates of deposit portfolio. These borrowed funds were primarily reinvested into securities and loans.

     In December 2001, the Company repaid $1.5 million of high interest rate subordinated debt from other financial institutions.

Shareholders' Equity

     The Company's common stock, surplus and retained earnings increased by $16.09 million during 2001. This increase is primarily the result of the Company's shareholder rights offering which was completed in December 2001. Through the rights offering, the Company issued an additional 1.2 million shares of common stock at the offering price of $13 per share. The offering resulted in net proceeds of $14.3 million.

     Total shareholders' equity includes accumulated other comprehensive income, which includes an adjustment for the fair value of the Company's securities. This amount attempts to identify the impact to equity in the unlikely event that the Company's entire securities portfolio would be liquidated under current economic conditions. The amounts and types of securities held by the Company at the end of 2001, combined with current interest rates, would have resulted in an increase in equity, net of taxes, of $259,000. This compares with a decrease to equity of $469,000 at the end of 2000. Retained earnings, after the payment of dividends, accounted for an additional increase of $1.5 million.

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

     At December 31, 2001, the Company maintained a negative one-year cumulative gap. The Company expanded its short-term borrowings significantly during the fourth quarter of 2001 to take advantage of the low rate environment. This is reflected in the negative gap position shown below. The Company expects to extend the terms of these short-term borrowings during 2002.

          Interest Sensitivity Gap at December 31, 2001

                                                    3 to
                                    0-3 months    12 months     1-3 years    Over 3 years
                                                  (Dollars in thousands)
Interest bearing deposits            $    731      $     0      $    100       $      0
Investment securities(1),(2)           23,097       22,488        35,527         65,453
Loans(2)                               94,065       59,562        77,872         70,424
                                     --------      -------      --------       --------
Total rate sensitive assets           117,893       82,050       113,499        135,877

Interest bearing deposits(3)           79,891        4,205        11,423         42,491
Time deposits                          38,527       70,743        36,503          4,318
Federal funds purchased                32,500            0             0              0
Short-term borrowed funds              21,074            0             0              0
Long-term borrowed funds                6,014        6,044        32,731         22,411
                                     --------      -------      --------       --------
Total rate sensitive liabilities      178,006       80,992        80,657         69,220
                                     --------      -------      --------       --------
Interest sensitivity gap              (60,113)      (1,058)       32,842         66,657

Cumulative gap                        (60,113)     (61,171)      (28,329)        38,328
Cumulative gap to total assets         (11.9%)      (12.1%)        (5.6%)          7.6%

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

     The Company also measures its sensitivity to interest rate movements through simulations of the effects of rate changes upon its net interest income. Interest rate movements of 100, 200 and 300 basis points upward and downward were applied to the Company's interest earning assets and interest bearing liabilities as of December 31, 2001. The results of these simulations on net interest income for 2001 are as follows:

                      Simulated % Change in 2001
                         Net Interest Income

                      Assumed
                    Changes in
                  Interest Rates     % Change
                       -300             -3%
                       -200             -2%
                       -100              0%
                          0              0%
                       +100              0%
                       +200              0%
                       +300              0%

     Present value of equity as a result of interest rate changes is presented in the following hypothetical table. This analysis estimates the projected change in the value of equity as of December 31, 2001 as a result of hypothetical interest rate movements.

                      Simulated % Change in
             Economic Value of Shareholders' Equity

                       Assumed
                     Changes in
                    Basis Points    % Change
                        -300          -18%
                        -200           -9%
                        -100           -1%
                           0            0%
                        +100           -7%
                        +200          -14%
                        +300          -21%

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

     An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders' equity less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at December 31, 2001 was 10.03% compared to 7.49% at December 31, 2000. This increase is primarily the result of the issuance in December 2001 of 1.2 million common shares pursuant to the Company's shareholder rights offering. For 2001, 2000 and 1999, the ratios were above minimum regulatory guidelines.

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

     The following table sets forth the Company's capital ratios.

                                             At December 31,
                                             2001       2000
                                          (Dollars in thousands)
Tier I
  Common shareholders' equity
    (excluding unrealized gains(losses)
    on securities)                         $ 44,962    $ 28,815
  Disallowed intangible assets               (4,346)     (4,587)
  Mandatory Redeemable Capital Debentures     5,000       5,000
Tier II
  Allowable portion of allowance for
    Loan losses                               3,722       3,422
                                           --------    --------

Risk-based capital                         $ 49,338    $ 32,650

Risk adjusted assets (including off-
  balance sheet exposures)                 $333,809    $273,604

Leverage ratio                                10.03%       7.49%
Tier I risk-based capital ratio               13.67%      10.68%
Total risk-based capital ratio                14.78%      11.93%

     Regulatory guidelines require that Tier I capital and total risk-based capital to risk-adjusted assets must be at least 4.0% and 8.0%, respectively.

Liquidity and Funds Management

     Liquidity management ensures that adequate funds will be available to meet anticipated and unanticipated deposit withdrawals, debt servicing payments, investment commitments, commercial and consumer loan demand and ongoing operating expenses. Funding sources include principal repayments on loans and investment securities, sales of loans, growth in core deposits, short and long-term borrowings and repurchase agreements. Regular loan payments are a dependable source of funds, while the sale of loans and investment securities, deposit flows, and loan prepayments are significantly influenced by general economic conditions and level of interest rates.

     At December 31, 2001, the Company maintained $19.7 million in cash and cash equivalents primarily consisting of cash and due from banks. In addition, the Company had $147.0 million in securities available for sale. The combined total of $166.7 million represented 33.1% of total assets at December 31, 2001. The Company believes that its liquidity is adequate.

     The Company considers its primary source of liquidity to be its core deposit base, which includes noninterest-bearing and interest-bearing demand deposits, savings, and time deposits under $100,000. This funding source has grown steadily over the years and consists of deposits from customers throughout the branch network. The Company will continue to promote the growth of deposits through its branch offices. At December 31, 2001, approximately 61% of the Company's assets were funded by core deposits acquired within its market area. An additional 9% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

     The Company's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.
Unused commitments, at December 31, 2001 totaled $64.6 million. This consisted of $7.2 million in commercial real estate and construction loans, $11.1 million in home equity lines of credit, $2.1 million in standby letters of credit and the remainder in other unused commitments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Any amounts actually drawn upon, management believes, can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

     The following table represents the Company's aggregate on and off balance sheet contractual obligations to make future payments.

                                   December 31, 2001
                     Less than                           Over
                      1 Year    1-3 Years   4-5 Years  5 Years    Total
                                       (In thousands)
Time deposits       $109,262    $36,503     $  4,036   $   290   $150,091
Long-term debt        12,000     32,600        2,600    15,000     62,200
Redeemable
 capital debentures        -          -            -     5,000      5,000
Operating leases         685      1,310        1,300     6,169      9,464
                    --------    -------     --------   -------   --------
          Total     $121,947    $70,413     $  7,936   $26,459   $226,755
                    ========    =======     ========   =======   ========

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

         Analysis of Changes in Interest Income(1)(2)(3)

                             2001/2000 Increase (Decrease)  2000/1999 Increase (Decrease)
                                    Due to Change in               Due to Change in
                               Volume     Rate      Net       Volume    Rate      Net
                                                  (In thousands)
Interest-bearing deposits
  in other banks and
  federal funds sold          $  327  $   (80)  $   247    $     99 $   (33)   $   66
Securities (taxable)           1,486     (438)    1,048         361     224       585
Securities (tax-exempt)         (208)     (69)     (277)        (73)     63       (10)
Loans                          1,430     (364)    1,066       4,001     (41)    3,960
                              ------   -------  -------    --------  ------    ------
    Total Interest Income      3,035     (951)    2,084       4,388     213     4,601

Short-term borrowed funds       (928)    (395)   (1,323)        541     242       783
Long-term borrowed funds         934     (113)      821         885     542     1,427
Interest-bearing demand
  deposits                     1,177     (569)      608         268     291       559
Savings deposits                (210)    (224)     (434)         25    (130)     (105)
Time deposits                  1,075      (81)      994         913     447     1,360
                              ------   -------  -------    --------  ------    ------
    Total Interest Expense     2,048   (1,382)      666       2,631   1,393     4,024
                              ------   -------  -------    --------  ------    ------


Increase (Decrease)
  in Net Interest Income        $987  $   431    $1,418    $  1,757 $(1,180)     $577

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

                                                 Year Ended December 31,
                                2001                     2000                       1999
                       -----------------------   -----------------------   -----------------------
                                 Interest                  Interest                  Interest
                       Average   Income/   %     Average   Income/   %     Average   Income/   %
                       Balances  Expense  Rate   Balances  Expense  Rate   Balances  Expense  Rate
                                       (In thousands except percentage data)
Interest earning Assets:
Interest bearing
  deposits in other
  banks and federal
  funds sold          $ 11,313  $   395    3.49  $  3,526  $   148   4.20  $  1,598 $    82    5.13
Securities(taxable)     80,873    5,241    6.48    59,713    4,193   7.02    54,281   3,608    6.65
Securities(tax-
  exempt)(1)            13,348    1,058    7.92    15,813    1,335   8.44    16,722   1,345    8.04
Loans(2)               294,137   23,456    7.97   276,470   22,390   8.10   227,241  18,430    8.11
                      --------  -------          --------  -------         -------- -------
    Total interest
      earning
      assets          $399,671   30,150    7.54   355,522  $28,066   7.89   299,842 $23,465    7.83
                                -------                    -------                  -------
Interest bearing
  Liabilities:
Interest bearing
   demand deposits    $ 84,157    2,721    3.23  $ 54,043    2,113   3.91  $ 46,092   1,554    3.37
Savings deposits        42,107      764    1.81    51,044    1,198   2.35    50,068   1,303    2.60
Time deposits          160,918    9,674    6.01   143,186    8,680   6.06   127,315   7,320    5.75
Short-term
    borrowings          15,265      522    3.42    30,726    1,845   6.00    20,349   1,062    5.22
Long-term debt          48,472    2,821    5.82    35,108    2,127   6.06    21,806   1,124    5.15
Mandatory redeemable
  capital debentures     5,000      551   11.02     3,866      424  10.97         0       0       0
                      --------  -------          --------  -------         -------- -------

    Total interest
      bearing
      liabilities     $355,919   17,053    4.79% $317,973   16,387   5.15% $265,630  12,363    4.65%
                                -------                    -------                  -------

Noninterest bearing
  deposits            $ 39,055                   $ 33,881                  $ 30,689

Net interest margin             $13,097    3.28%           $11,679   3.29%          $11,102    3.71%
                                =======                    =======                  =======

(1) Rates on loans and investment securities are reported on a tax-equivalent basis of 34%.

(2)  Nonaccrual loans have been included in average loan balances.

Risk Elements

     Non-performing loans, consisting of loans on non-accrual status, loans past due 90 days or more and still accruing interest, and renegotiated troubled debt decreased to $931,000 at December 31, 2001, down from $2.6 million at December 31, 2000. Generally, loans that are more than 90 days past due are placed on non-accrual status. As a percentage of total loans, non-performing loans represented 0.31% at December 31, 2001, down from .90% at December 31, 2000. The allowance for loan losses improved to 399.8% of non-performing loans at December 31, 2001, compared to 139.2% at December 31, 2000. These decreases reflect the Company's continued emphasis on improving credit quality. The Company believes that pre-funding analysis and diligent intervention at the first signs of delinquency will help to maintain these levels.

     The following table is a summary of non-performing loans and renegotiated loans for the years presented.

                                Non-performing Loans
                                  (In thousands)
                                As of December 31,
                       2001      2000     1999     1998    1997
Nonaccrual loans
  Real estate         $  215    $  682   $  797   $  721  $  959
  Consumer                 5         0        0       23      45
  Commercial             531       419    1,192      232     458
                      ------    ------   ------   ------  ------
    Total                751     1,101    1,989      976   1,462

Loans past due
  90 days or more
  and still accruing
  interest
  Real estate              0       265      363      454     593
  Consumer                 8        89       86      110     127
  Commercial              56       116      226      825     234
                      ------    ------   ------   ------  ------
    Total loans past
      due 90 days or
      more                64       470      675    1,389     954
Troubled debt
  restructurings
  Real estate              0         0        0        0       0
  Consumer                 0         0        0        0       0
  Commercial             116       994    1,084      387       0
                      ------    ------   ------   ------  ------
    Total troubled
      debt
      restructurings     116       994    1,084      387       0
                      ------    ------   ------   ------  ------


Total non-performing
  loans               $  931    $2,565   $3,748   $2,752  $2,416
                      ======    ======   ======   ======  ======

     The Bank generally places a loan on non-accrual after the loan is more than 90 days past due. At December 31, 2001, there were $1.54 million of commercial loans for which payments are current, but where the borrowers were experiencing significant financial difficulties, that were not classified as non-accrual.

     The following summary shows the impact on interest income of nonaccrual and restructured loans for the year ended
December 31, 2001 (in thousands):

Amount of interest income on loans which would have
  been recorded under original terms                        $ 37
Interest income reported during the period                  $  6

Provision and Allowance for Loan Losses

     The provision for loan losses for 2001 was $1.0 million compared to $1.1 million in 2000 and $1.3 million in 1999. The Company performs a review of the credit quality of its loan portfolio on a monthly basis to determine the adequacy of the allowance for possible loan losses. The Company experienced significant growth in the loan portfolio of 6.8% in 2001 and 12.5% in 2000. The allowance for loan losses at December 31, 2001 was $3.7 million, or 1.23% of outstanding loans, compared to $3.6 million or 1.25% of outstanding loans at December 31, 2000.

     The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio. Additions to the allowance are charged through the provision for loan losses. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, value of any collateral, risk characteristics in the loan portfolio, and local and national economic conditions. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Based upon the results of such reviews, management believes that the allowance for loan losses at December 31, 2001 was adequate to absorb credit losses inherent in the portfolio as of that date.

     The following table presents a comparative allocation of the allowance for loan losses for each of the past five year-ends. Amounts were allocated to specific loan categories based upon management's classification of loans under the Company's internal loan grading system and assessment of near-term charge-offs and losses existing in specific larger balance loans that are reviewed in detail by the Company's internal loan review department and pools of other loans that are not individually analyzed. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future credit losses may occur.

             Allocation of Allowance for Loan Losses
               (In thousands except percentage data)

                                                  as of  December 31,
                                   2001            2000             1999            1998            1997
                                  Percent         Percent          Percent         Percent         Percent
                                     Of              of              of              of              of
                                   Total           Total            Total            Total           Total
                          Amount   Loans  Amount   Loans    Amount  Loans   Amount   Loans  Amount   Loans
Commercial                $2,467   53.7%  $2,225   51.5%    $2,000   42.3%  $1,028   27.1%  $  309    34.3%
Residential Real Estate      648   42.5      648   31.2        196   47.4      741   59.9      591    50.2
Consumer                     459    3.8      621   17.3        414   10.3      350   13.0      145    15.5
                          ------          ------            ------          ------          ------
Total
Allocated                  3,574  100.0    3,494  100.0      2,610  100.0    2,119  100.0    1,045   100.0
Unallocated                  149      -       77     --        344    --        10    --       792      --
                          ------          ------            ------          ------          ------
  TOTAL                   $3,723  100.0%  $3,571  100.0%    $2,954  100.0%  $2,129  100.0%  $1,837   100.0%
                          ======          ======            ======          ======          ======

     The unallocated portion of the allowance is intended to provide for possible losses that are not otherwise accounted for and to compensate for the imprecise nature of estimating future loan losses. Management believes the allowance is adequate to cover the inherent risks associated with the Company's loan portfolio. While allocations have been established for particular loan categories, management considers the entire allowance to be available to absorb losses in any category.

     The following tables set forth an analysis of the Company's allowance for loan losses for the years presented.

             Analysis of the Allowance for Loan Losses
                    (In thousands except ratios)

                                             Year Ended December 31,
                                   2001       2000       1999       1998       1997
Balance, Beginning of
  Year                          $  3,571   $  2,954   $  2,129   $  1,837   $  1,419
  Charge-Offs:
    Commercial                       761        194        164         59         24
    Residential Real Estate           85        245        136        181         36
    Consumer                         134        116        268        184        132
                                --------   --------   --------   --------   --------
      Total                          980        555        568        424        192

  Recoveries:
    Commercial                        42          6         80         31          8
    Residential Real Estate           22         43          6         13         20
    Consumer                          56         41         37         52         39
                                --------   --------   --------   --------   --------
      Total                          120         90        123         96         67

Net Charge-Offs                      860        465        445        328        125
                                --------   --------   --------   --------   --------
Provision Charged to
  Operations                       1,012      1,082      1,270        620        543
                                --------   --------   --------   --------   --------
Balance, End of Year            $  3,723   $  3,571   $  2,954   $  2,129   $  1,837
                                ========   ========   ========   ========   ========

Average Loans                   $294,136   $276,470   $227,241   $170,290   $151,295

Ratio of Net Charge-
  Offs to Average Loans              .29%       .17%       .20%       .19%       .08%

Ratio of Allowance
  to Loans, End of Year             1.23%      1.25%      1.17%      1.10%      1.15%

Loan Policy and Procedure

     The Bank's loan policies and procedures have been approved by the Board of Directors, based on the recommendation of the Bank's President, Chief Lending Officer, Loan Review Officer, and the Risk Management Officer, who collectively establish and monitor credit policy issues. Application of the loan policy is the direct responsibility of those who participate either directly or administratively in the lending function.

     The Bank's commercial lending officers originate loan requests through a variety of sources which include the Bank's existing customer base, referrals from directors and various networking sources (accountants, attorneys, and realtors), and market presence. Over the past three years, the Bank's commercial lending efforts have been significantly increased through (1) the hiring of experienced commercial lenders in the Bank's geographic markets, (2) the Bank's continued participation in community and civic events, (3) strong networking efforts, (4) local decision making, and (5) consolidation and other changes which are occurring with respect to other local financial institutions.

     The Bank's commercial lenders have approval authority up to designated individual limits, along with joint lending authority up to $500,000. Loans in excess of $500,000 are presented to the Bank's credit committee, comprised of the President, Chief Lending Officer, Credit Manager, Loan Review Officer (non-voting), and selected regional commercial lenders. The credit committee can approve loans up to $1,000,000 and recommend loans to the executive loan committee for approval up to $3,500,000 (which represents approximately 69% of the Bank's legal lending limit of $5,047,000). The executive loan committee is comprised of selected Board members. Loans up to the Bank's legal lending limit are submitted to the Board for approval. The Bank has established an "in-house" lending limit of 80% of its legal lending limit, and at this time has no loan relationships in excess of its in-house limit.

     The Bank has successfully implemented individual, joint, and committee level approval procedures which have monitored and solidified credit quality as well as provided lenders with a process that is responsive to customer needs.

     The Bank manages credit risk in the loan portfolio through adherence to consistent standards, guidelines, and limitations established by the credit policy. The Bank's credit department, together with the loan officer, analyze the financial statements of the borrower, collateral values, loan structure, and economic conditions, to then make a recommendation to the appropriate approval authority. Commercial loans generally consist of real estate secured loans, lines of credit, term, and equipment loans. The Bank's underwriting policies impose strict collateral requirements and normally will require the guaranty of the principals. For requests that qualify, the Bank will use Small Business Administration guarantees to improve the credit quality and support local small business.

     The Bank's loan review officers/department conduct ongoing, independent reviews of all new loan relationships to ensure adherence to established policies and procedures, monitor compliance with applicable laws and regulations, and provide objective measurement statistics. The Bank's loan review officers/department submit quarterly reports to the Board on loan concentrations, large loan relationships, collateral and documentation exceptions, and relevant loan ratios pertaining to the Bank's loan loss reserves, delinquency, and other key asset quality ratios.

Loan Portfolio

     The following table sets forth the Company's loan distribution at the periods presented:

<caption>                                   December 31,
                           2001       2000       1999       1998       1997
                                          (In thousands)
Commercial, Financial,
  and Agricultural       $162,227   $141,425   $110,826   $ 71,941   $ 35,349
Real Estate
  Construction              4,344      4,152        374      1,741      2,092
Residential Real Estate   123,976    112,855    120,094    103,106     97,667
Consumer                   11,376     24,366     21,900     18,499     21,999
                         --------   --------   --------   --------   --------
            Total        $301,923   $282,798   $253,194   $195,287   $157,107
                         ========   ========   ========   ========   ========

Loan Maturities

     The following table shows the maturity of commercial, financial and agricultural loans outstanding at December 31, 2001:

                             Maturities of Outstanding Loans
                        Within    After One    After
                          One    But Within    Five
                         Year    Five Years    Years      Total
                                   (In thousands)
Commercial, Financial
  and Agricultural      $35,236    $93,222    $33,769   $162,227

Maturity of Certificates of Deposit of $100,000 or More

     The following table sets forth the amounts of the Bank's certificates of deposit of $100,000 or more by maturity date.

                                             December 31, 2001
                                               (In thousands)

Three Months or Less                              $ 9,293
Over Three Through Six Months                       3,627
Over Six Through Twelve Months                      7,199
Over Twelve Months                                  2,787
                                                  -------
    TOTAL                                         $22,906

Securities Portfolio Maturities and Yields

     The following table sets forth information about the maturities and weighted average yield on the Company's securities portfolio. Floating rate, immediately repriceable items are included in the first column, and yields are not reported on a tax equivalent basis.

                                Amortized Cost at December 31, 2001
                          Due in    After 1    After 5
                          1 Year    Year to    Years to    After
                         or Less    5 Years    10 Years    10 Years    Total
                               (In thousands except percentage data)
Obligations of the      $ 13,448    $ 3,898    $   800     $ 1,164     $19,310
  U.S. Treasury and         1.64%      4.46%      6.46%       6.51%       2.70%
  other U.S. Govern-
  ment Agencies and
  Corporations

State and Municipal      $     0    $   125    $ 2,664    $ 14,264     $17,053
  Obligations                  0%      5.35%      4.99%       5.29%       5.24%

Other Securities         $     0    $ 6,942    $   884    $  6,497     $14,323
                               0%      5.20%      6.15%       7.00%       6.07%

Mortgage Backed Securities                                             $90,079
                                                                          6.08%

Securities Portfolio

     The following table sets forth the carrying value of the Company's investment securities at its last three fiscal year ends:

                                          As of December 31,
                                       2001      2000      1999
                                            (In thousands)

U.S. Treasuries                      $14,046   $ 3,115   $ 6,532
U.S. Government Agencies              95,797    46,747    39,337
State and Political Subdivisions      16,879    12,086    18,681
Other Securities and Equity
  Securities                          20,235    12,420     7,615
                                    --------   -------   -------
     Total                          $146,957   $74,369   $72,165
                                    ========   =======   =======

     For purposes of the above table, all securities are classified as available for sale and are reflected at fair value.

Average Deposits and Average Rates by Major Classification

     The following table sets forth the average balances of the Bank's deposits and the average rates paid for the years presented.

                                        Year Ended December 31,
                              2001               2000               1999
                        Amount     Rate    Amount     Rate    Amount     Rate
                                       (Dollars in thousands)
Non-interest bearing
  demand               $ 39,055           $ 33,881           $ 30,689
Interest bearing
  demand                 84,157   3.23%     54,043   3.91%     46,092   3.37%
Savings deposits         42,107   1.81%     51,044   2.35%     50,068   2.60%
Time deposits           160,918   6.01%    143,186   6.06%    127,315   5.75%
                       --------           --------           --------
  Total                $326,237           $282,154           $254,164
                       ========           ========           ========

Other Borrowed Funds

     Short-term borrowings at December 31, 2001 consisted of overnight borrowings from the FHLB under a repurchase agreement, overnight borrowings from other correspondent financial institutions, and repurchase agreements with customers. The borrowings are collateralized by certain qualifying assets of the Bank.

     In December 2001, the Company repaid two loans to other financial institutions of $500,000 and $1.0 million to reduce interest expense. These loans carried interest rates of 8.50% and 9.00%. The Company was assessed a prepayment penalty on the $1.0 million loan in the amount of $25,000.

     Federal funds purchased by the Bank were $32.5 million and $600,000 at December 31, 2001, and 2000, respectively. The federal funds purchased typically mature in one day.

     Information concerning the short-term borrowings is summarized as follows:

                                                 At December 31,
                                            2001      2000      1999
                                     (In thousands except percentage data)
       Federal funds purchased:
         Average balance during the
         year                              $1,806    $17,699    $10,789
                               Rate          2.16%      6.06%      5.39%

       Securities sold under agreements
         to repurchase:
         Average balance during the
         year                             $13,459    $ 9,673    $ 1,946
                               Rate          3.59%      5.73%      5.16%

       Other short-term borrowings:
         Average balance during the
         year                             $     0    $ 3,354    $     0
                               Rate             -       6.50%         -

       Maximum month end balance of
         short-term borrowings during
         the year                         $53,574    $15,659    $ 4,169

Dividends and Shareholders' Equity

     The Company declared cash dividends in 2001 of $0.60 per share, and $.60 per share in 2000.

                                         Year ended December 31,
                                         2001     2000     1999

Return on assets                         0.64%    0.57%    0.43%
Return on equity                         8.67%    7.88%    5.24%
Dividend payout ratio                   41.38%   52.17%   71.05%
Average equity to average assets         7.37%    7.17%    8.24%

Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk.

     The discussion concerning the effects of interest rate changes on the Company's estimated net interest income for the year ending December 31, 2001 set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity" in Item 7 hereof, is incorporated herein by reference.



Item 8.  Financial Statements and Supplementary Data

                  INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
First Leesport Bancorp, Inc.
Leesport, Pennsylvania

     We have audited the accompanying consolidated balance sheets of First Leesport Bancorp, Inc., and its wholly-owned subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended
December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Leesport Bancorp, Inc. and its wholly-owned subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Reading, Pennsylvania              /s/ Beard Miller Company LLP
January 25, 2002



                   FIRST LEESPORT BANCORP, INC.
                    CONSOLIDATED BALANCE SHEETS
                    December 31, 2001 and 2000
            (Amounts in thousands, except share data)

                                               December 31,
                                             2001        2000
ASSETS
Cash and due from banks                    $ 18,885    $ 11,643
Interest-bearing deposits in banks              831         506
                                           --------    --------
Total cash and cash equivalents              19,716      12,149

Mortgage loans held for sale                 12,209       2,065
Securities available for sale               146,957      74,368
Loans, net of allowance for loan losses
   2001 - $3,723; 2000 - $3,571             298,200     279,227
Premises and equipment, net                   9,623       8,400
Goodwill, net of accumulated
  amortization 2001 - $780; 2000 - $515       4,309       4,574
Other assets                                 12,495      13,043
                                           --------    --------
Total assets                               $503,509    $393,826
                                           ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
  Non-interest bearing                     $ 43,476    $ 38,233
  Interest bearing                          288,101     258,130
                                           --------    --------

Total deposits                              331,577     296,363

Securities sold under agreements to
  repurchase                                 21,074      14,663
Federal funds purchased                      32,500         600
Long-term debt                               62,200      43,500
Mandatory redeemable capital debentures       5,000       5,000
Other liabilities                             5,937       5,354
                                           --------    --------

Total liabilities                           458,288     365,480
                                           --------    --------

Shareholders' equity
Common stock, par value $5 per share;
  authorized 10,000,000 shares; issued
  3,079,338 shares in 2001 - 1,858,919
  shares in 2000                             15,397       9,295
Surplus                                      13,510       4,996
Retained earnings                            16,055      14,586
Accumulated other comprehensive income (loss)   259        (469)
Treasury stock, at cost; 0 shares in
  2001;  4,960 shares in 2000                     -         (62)
                                           --------    --------

Total shareholders' equity                   45,221      28,346
                                           --------    --------

Total liabilities and shareholders'
  equity                                   $503,509    $393,826
                                           ========    ========

See Notes to Consolidated Financial Statements.



                  FIRST LEESPORT BANCORP, INC.
                CONSOLIDATED STATEMENTS OF INCOME
          Years ended December 31, 2001, 2000 and 1999
            (Amounts in thousands, except share data)

                                     Years Ended December 31,
                                    2001       2000       1999
Interest income:
Interest and fees on loans        $ 23,280   $ 22,249   $ 18,346
Interest on securities:
  Taxable                            5,015      3,941      3,439
  Tax-exempt                           675        849        874
Dividend income                        262        284        169
Interest on federal funds sold         323         97         50
Other interest income                   71         51         32
                                  --------   --------   --------
Total interest income               29,626     27,471     22,910
                                  --------   --------   --------

Interest expense:
Interest on deposits                13,159     11,990     10,177
Interest on short-term
  borrowings                           522      1,757      1,062
Interest on long-term debt           2,821      2,215      1,124
Interest on mandatory redeem-
  able capital debentures              551        424          -
                                  --------   --------   --------

Total interest expense              17,053     16,386     12,363
                                  --------   --------   --------

Net interest income                 12,573     11,085     10,547

Provision for loan losses            1,012      1,082      1,270
                                  --------   --------   --------

Net interest income after
  provision for loan losses         11,561     10,003      9,277
                                  --------   --------   --------

Other income:
Customer service fees                1,058        784        503
Mortgage banking activities,
  net                                1,249        220        198
Commissions and fees from
  insurance sales                    3,914      3,852      3,296
Broker and investment advisory
  commissions and fees                 726        956        187
Other income                           838        845        429
Net realized gains on sales of
  securities                            49         29         52
                                  --------   --------   --------

Total other income                   7,834      6,686      4,665
                                  --------   --------   --------

Other expense:
Salaries and employee benefits       8,006      7,505      5,856
Occupancy expense                    1,287        938        754
Equipment expense                      962        853        799
Marketing and advertising
  expense                              791        575        422
Professional services                  678        729        420
Merger-related costs                     -          -        544
Restructuring costs                      -          -        270
Other expense                        3,776      3,400      3,015
                                  --------   --------   --------

Total other expense                 15,500     14,000     12,080
                                  --------   --------   --------

Income before income
  taxes                              3,895      2,689      1,862

Income taxes                         1,119        563        461
                                  --------   --------   --------
Net income                        $  2,776   $  2,126   $  1,401
                                  ========   ========   ========

Basic and diluted earnings
  per share                       $   1.45   $   1.15   $    .76
                                  ========   ========   ========

See Notes to Consolidated Financial Statements.



                  FIRST LEESPORT BANCORP, INC.
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          Years ended December 31, 2001, 2000 and 1999
            (Amounts in thousands, except share data)

                                                                                 Accum-
                                                                                 ulated
                                                                                 Other
                                         Common Stock                           Compre-
                                      Number of                                 hensive
                                        Shares      Par              Retained    Income    Treasury
                                        Issued     Value   Surplus   Earnings    (Loss)      Stock       Total
Balance, December 31, 1998            1,757,845   $ 8,789  $ 3,760   $14,629    $   766     $ (118)    $27,826

Comprehensive income:
Net income                                    -        -         -     1,401          -          -       1,401
Change in net unrealized gains
  (losses) on securities available
  for sale, net of reclassification
  adjustment                                  -        -         -         -     (2,900)         -      (2,900)

Total comprehensive loss                                  	                                            (1,499)

Issuance of common stock in
  connection with acquisitions           12,742       64       191         -          -          -         255
Issuance of common stock in connec-
  tion with a 5% stock dividend
  and cash paid in lieu of
  fractional shares                      88,332      442     1,037    (1,486)         -          -          (7)
Cash dividends declared ($.54 per
  share)                                      -        -         -      (973)         -          -        (973)
                                      ---------   ------    ------   -------     -------    -------     ------
Balance, December 31, 1999            1,858,919    9,295     4,988    13,571     (2,134)      (118)     25,602

Comprehensive income:
 Net income                                   -        -         -     2,126          -          -       2,126
Change in net unrealized gains
  (losses) on securities available
  for sale, net of reclassification
  adjustment                                  -        -         -         -      1,665          -       1,665
                                                                                                       -------
Total comprehensive income                                                                               3,791
                                                                                                       -------
Reissuance of treasury stock in
   connection with director and
   employee stock purchase plans              -        -         8         -          -        56           64
Cash dividends declared ($.60 per
  share)                                      -        -         -     (1,111)        -         -       (1,111)
                                      ---------   ------    ------   -------     -------    -------     ------
Balance, December 31, 2000            1,858,919    9,295     4,996     14,586      (469)      (62)      28,346
                                                                                                        ------
Comprehensive income:
Net income                                    -        -         -      2,776         -         -        2,776
Change in net unrealized gains
  (losses) on securities available
  for sale, net of reclassifi-
  cation adjustment                           -        -         -         -         728        -          728
                                                                                                       -------
Total comprehensive income                    -        -         -         -           -        -        3,504
                                                                                                       -------
Reissuance of treasury stock in
  connection with director and
  employee stock purchase plans               -        -         7         -          -        62           69

Common stock issued                   1,220,419    6,102     8,507         -          -         -       14,609

Cash dividends declared ($.60
  per share)                                  -        -         -    (1,307)         -         -       (1,307)
                                      ---------   ------    ------   -------     -------    -------     ------
Balance, December 31, 2001            3,079,338  $15,397   $13,510   $16,055     $  259    $    0      $45,221
                                      =========  =======   =======   =======     ======    ======      =======

See Notes to Consolidated Financial Statements.



                  FIRST LEESPORT BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          Years ended December 31, 2001, 2000 and 1999
                      (Amounts in thousands)

                                              Years Ended December 31,
                                           2001        2000        1999
Cash Flows From Operating Activities

Net income                              $  2,776    $  2,126     $  1,401
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
Provision for loan losses                  1,012       1,082        1,270
Provision for depreciation                   571         801          888
Provision for amortization                   311         291          265
Deferred income taxes                        109        (327)        (463)
Net amortization of securities
  premiums and discounts                     118          47           27
Net realized loss on sale of
  foreclosed real estate                      54          98            -
Net gain on sales of securities
  available for sale                         (49)        (29)         (52)
Proceeds from sale of loans               32,363       8,473          111
Net (gain) loss on loans held for sale    (1,138)        308         (296)
Loans held for sale                      (41,369)    (10,846)           -
Realized (gain) loss on sale
  of premises and equipment                   38        (246)           -
Earnings on investment in life insurance    (374)       (311)        (106)
(Increase) decrease in accrued
  interest receivable and other assets       251      (2,031)         (75)
Increase in accrued interest
  payable and other liabilities              583        1,115          34
                                        --------     --------    --------
Net Cash Provided by (Used in)
   Operating Activities                   (4,744)         551       3,004
                                        --------     --------    --------

Cash Flows From Investing Activities

Activity in available for
  sale securities :
     Purchases                          (118,251)     (16,859)    (30,277)
     Maturities, calls and
       principal repayments               17,999        6,680      12,295
     Proceeds from sales                  29,421       11,030      15,449
Net cash used in acquisitions                  -          (29)       (523)
Net decrease in federal funds sold             -            -         650
Net increase in loans receivable         (20,354)     (30,594)    (58,150)
Net increase in Federal Home Loan
  Bank stock                                (723)        (552)     (1,373)
Purchase of life insurance policies            -       (3,317)          -
Proceeds from sale of foreclosed
  real estate                                455          399           -
Purchase of premises and equipment        (2,651)     (1,772)      (1,861)
Proceeds from sale of
  premises and equipment                     819         416            -
                                        --------     --------    --------

Net Cash Used in Investing Activities    (93,285)    (34,598)     (63,790)
                                        --------     --------    --------

Cash Flows From Financing Activities

Net increase in deposits                  35,214      27,019       40,360
Net increase (decrease) in federal
  funds purchased and securities
  sold under agreements to repurchase     38,311     (12,912)      18,058
Net repayment of other borrowed funds          -           -       (2,550)
Repayment of long-term debt               (1,500)    (11,000)           -
Proceeds from long-term debt              20,200      23,500       15,000
Issuance of mandatory redeem-
  able capital debentures                      -       5,000            -
Deferred financing fees on
  redeemable capital debentures                -        (229)           -
Reissuance of treasury stock                  69          64            -
Net proceeds from issuance of common
  stock                                   14,609           -            -
Cash dividends paid                       (1,307)     (1,111)        (982)
                                        --------     --------    --------

Net Cash Provided by Financing
  Activities                             105,596      30,331       69,886
                                        --------     --------     -------

Increase (decrease) in cash
  and cash equivalents                     7,567      (3,716)       9,100

Cash and cash equivalents:

  January 1                               12,149      15,865       6,765
                                        --------    --------    --------

  December 31                           $ 19,716    $ 12,149    $ 15,865
                                        ========    ========    ========
Cash payments for:
Interest                                $ 16,627    $ 15,973    $ 12,222
                                        ========    ========    ========
Federal income taxes                    $  1,095    $    875    $    756
                                        ========    ========    ========

Supplemental Schedule of Noncash
Investing and Financing Activities
  Other real estate acquired
    in settlement of loans              $    369     $   525    $      -
                                        ========     ========    ========

See Notes to Consolidated Financial Statements.



1.   Significant Accounting Policies

Principles of consolidation:

     The consolidated financial statements include the accounts of First Leesport Bancorp, Inc. (the "Company"), a bank holding company and its wholly-owned subsidiaries, First Leesport Capital Trust I and Leesport Bank (the "Bank"),including the Bank's wholly-owned subsidiaries, Essick & Barr, Inc. ("Essick & Barr"), First Leesport Investment Group ("FLIG"), First Leesport Wealth Management ("FLWM"), and Horizon Realty Solutions, LLC ("Horizon"). All significant intercompany accounts and transactions have been eliminated.

Nature of operations:

     The Bank provides full banking services. Essick & Barr provides risk management services and personal and commercial insurance coverage through several insurance companies. FLIG and FLWM provide investment advisory and brokerage services. Horizon provides title insurance and other real estate related services to the Company's customers through limited partnership arrangements with unaffiliated third parties involved in the real estate services industry. First Leesport Capital Trust I is the trust formed for the purpose of issuing the mandatory redeemable debentures on behalf of the Company. The Company and the Bank are subject to the regulations of various federal and state agencies and undergo periodic examinations by various regulatory authorities. The area served by the Bank and related subsidiaries is principally Berks, Luzerne and Schuylkill counties in Pennsylvania.

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

Reclassifications:

     For comparative purposes, prior years' consolidated financial statements have been reclassified to conform with report classifications of the current year. The reclassifications had no effect on net income.

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

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer, residential and home equity loans for impairment disclosures.

Loans held for sale:

     Mortgage loans originated and intended for sale in the secondary market at the time of origination are carried at the lower of cost or estimated fair value on an aggregate basis.
All sales are made without recourse. At December 31, 2001 and 2000, there were $3.03 million and $2.07 million, respectively, of residential mortgage loans held for sale. In addition, in December 2001, the Company transferred $9.17 million in seasoned residential mortgages from the loan portfolio to the held for sale category, which are also carried at the lower of cost or estimated fair value on an aggregate basis.

Foreclosed assets:

     Foreclosed assets, which are recorded in other assets, include properties acquired through foreclosure or in full or partial satisfaction of the related loan.

     Foreclosed assets are initially recorded at fair value, net of estimated selling costs, at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of carrying amount or fair value, less estimated costs to sell. Revenue and expense from operations and changes in the valuation allowance are included in other expense.

Premises and equipment:

     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on straight-line and accelerated depreciation methods over the estimated useful lives of the related assets.

Loan servicing:

     Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount.

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

Income taxes:

     Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities in the financial statements and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted through the provision for income taxes for the effects of changes in tax laws and rates on the date of enactment.

Off-balance sheet financial instruments:

     In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the consolidated balance sheets when they become receivable or payable.

Advertising:

     Advertising costs are expensed as incurred.

Earnings Per Common Share:

    Basic earnings per common share is calculated by    dividing
net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options, if dilutive, using the treasury stock method.

    The Company's calculation of earnings per share for the years ended December 31, 2001, 2000, and 1999 is as follows:

                                                  Weighted
                                     Income     average shares   Per share
                                  (numerator)    (denominator)     amount
                                  (In thousands except per share data)
         2001
Basic earnings per share:
  Net income available to            $2,776          1,911         $1.45
    common stockholders
  Effect of dilutive stock
    options                               -              2             -
                                     ------         ------         -----
Diluted earnings per share:
  Net income available to
    common stockholders
    plus assumed conversion          $2,776          1,913         $1.45
                                     ======          =====         =====

         2000
Basic earnings per share:
  Net income available to            $2,126         1,852          $1.15
    common stockholders
Effect of dilutive stock
    options                               -             2              -
                                     ------         ------         -----
Diluted earnings per share:
  Net income available to
    common stockholders
    plus assumed conversion          $2,126         1,854          $1.15
                                     ======        ======          =====

         1999
Basic earnings per share:
  Net income available to            $1,401        1,840          $0.76
    common stockholders
Effect of dilutive stock
    options                               -            -              -
                                      =====        =====          =====
Diluted earnings per share:
  Net income available to
    common stockholders
    plus assumed conversion          $1,401        1,840          $0.76
                                      =====        =====          =====

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

     The components of other comprehensive income and related tax effects were as follows:

                                       Years Ended December 31,
                                      2001       2000      1999
                                            (In thousands)
Unrealized holding gains (losses)
  on available for sale securities   $1,152    $2,552   $(4,339)
Less reclassification adjustment
  for gains realized in income          (49)      (29)      (52)
                                     ------    ------    ------
  Net unrealized gains (losses)       1,103     2,523    (4,391)

Tax effect                             (375)     (858)    1,491
                                     ------    ------    ------

Net of tax amount                    $  728    $1,665   $(2,900)
                                             =======     ========   =========
Segment reporting:

     The Bank acts as an independent community financial services provider, and offers traditional banking and related financial services to individual, business and government customers. Through its branch and automated teller machine networks, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services.
Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail and mortgage banking operations of the Bank. As such, discrete financial information is not available and segment reporting would not be meaningful. See Note 19 for a discussion of insurance operations and investment advisory and brokerage operations.

Recently Issued Accounting Standards:

     The Financial Accounting Standards Board issued
Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998 which was amended by Statement No. 137 and Statement No. 138. The Company was required to adopt the Statement on January 1, 2001. The adoption of the Statement has not had a significant impact on the Company.

     In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125 of the same name. It revises the standards of securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the Statement has not had a significant impact on the Company.

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," and Statement
No. 142, "Goodwill and Other Intangible  Assets."

     Statement No. 141 requires all business combinations to be accounted for using the purchase method of accounting, as use of the pooling-of-interests method is prohibited. In addition, this Statement requires that negative goodwill that exists after the basis of certain acquired assets is reduced to zero should be recognized as an extraordinary gain. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

     Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement became effective for the Company on January 1, 2002. Upon adoption of this Statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 should be accounted for in accordance with the provisions of this Statement.

     At December 31, 2001, the Company had goodwill of $4,309,000 (net of accumulated amortization of $780,000) related to the acquisitions of Essick & Barr, Inc., Johnson Financial Group, Inc. and KRJ & Associates. Amortization expense for the years ended December 31, 2001, 2000 and 1999 was $265,000,
$228,000 and $228,000, respectively. Commencing January 1, 2002, the Company no longer amortizes goodwill; however, subsequent impairment reviews may result in periodic write-downs of goodwill. The Company is also required to complete a goodwill impairment test within six months of the adoption of the Statement. Except for discontinuing the amortization of goodwill, the Company has not determined the impact of adoption of SFAS Nos. 141 and 142 on the Company's financial condition or results of operations.

     In June of 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Company on January 1, 2003 and is not expected to have a significant impact on the Company's financial condition or results of operations.

     In August of 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets." This Statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." This Statement also amends ARB No. 51, "Consolidated Financial Statements." The provisions of this Statement were effective for the Company on January 1, 2002, but are not expected to have a significant impact on financial condition or results of operations.

2.   Mergers And Acquisitions

     The consolidated financial statements give retroactive effect to the July 1999 pooling of interests merger of the Company and Merchants of Shenandoah Ban-Corp (Merchants) as more fully described below. As a result, the consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 1999, are presented as if the combining companies had been consolidated for that period. The consolidated statements of shareholders' equity reflect the accounts of the Company as if the common stock issued in the merger had been issued and outstanding during all periods presented.

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

     The results of operations of the separate entities for periods prior to the combination were as follows:

                                  Company   Merchants   Combined
                                           (In thousands)

For the period from
  January 1, 1999 to
  June 30, 1999 (unaudited):
  Net interest income              $3,898     $1,076     $4,974
  Net income                       $  885     $  254     $1,139

     On January 29, 1999, the Company acquired EBFS, Inc., a licensed insurance agency and broker, through a payment of cash of $250,000. Additional consideration of $29,000 was paid in 2000. The acquisition has been accounted for as a purchase, and results of operations of EBFS since the date of acquisition are included in the consolidated financial statements.

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

3.   Restrictions on Cash and Due From Banks

     The Federal Reserve Bank requires the Bank to maintain average reserve balances. For the years 2001 and 2000, the average of these daily reserve balances approximated $1.6 million and $451,000, respectively. During 2001, vault cash maintained by the Bank was adequate to meet the reserve requirements. In addition, the Bank is required to maintain a $100,000 clearing balance.

4.   Securities - Available For Sale

     The amortized cost of securities and their approximate fair values at December 31 were as follows:

                                               Gross        Gross
                                Amortized   Unrealized   Unrealized     Fair
                                   Cost       Gains        Losses      Value
                                               (In thousands)
December 31, 2001:
  U.S. Treasury securities      $ 14,046     $    3       $    (3)   $ 14,046
  U.S. Government agency
    securities                     5,264        394             -       5,658
  Mortgage-backed securities      90,079        514          (454)     90,139
  Obligations of states and
    political subdivisions        17,053        125          (299)     16,879
  Corporate debt securities       14,323        137          (187)     14,273
  Equity securities                5,800        176           (14)      5,962
                                --------     ------       -------    --------
                                $146,565     $1,349       $  (957)   $146,957
                                ========     ======       =======    ========

December 31, 2000:

  U.S. Treasury securities      $  3,098     $   17       $      -   $  3,115
  U.S. Government agency
    securities                    25,128          -          (227)     24,901
  Mortgage-backed securities      21,952         95          (201)     21,846
  Obligations of states and
    political subdivisions        12,070        155          (139)     12,086
  Corporate debt securities        8,908          -          (415)      8,493
  Equity securities                3,923         67           (63)      3,927
                                 -------      -----        ------     -------
                                $ 75,079     $  334       $(1,045)    $74,368
                                ========     ======       =======     =======

     Equity securities consist of stock in the Federal Home Loan
Bank, Atlantic Central Bankers' Bank and other bank stocks.

     The amortized cost and fair value of securities as of December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain securities may be called or prepaid without penalty.

                                             Amortized     Fair
                                                Cost      Value
                                                (In thousands)
Due in one year or less                      $ 13,449   $ 13,445
Due after one year through five years          10,965     11,397
Due after five years through ten years          4,347      4,381
Due after ten years                            21,925     21,633
Mortgage-backed securities                     90,079     90,139
Equity securities                               5,800      5,962
                                             --------   --------
                                             $146,565   $146,957
                                             ========   ========

     Securities with a carrying amount of $56.3 million and $39.7 million at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

     Net gains of $49,000, $29,000 and $52,000 were realized on sales of securities available for sale in 2001, 2000 and 1999, respectively.

5.   Loans

     The components of loans were as follows:

                                               December 31,
                                             2001        2000
                                               (In thousands)
Residential real estate                    $109,435    $112,855
Commercial                                  111,772     110,580
Commercial, secured by real estate           54,799      34,997
Consumer, net of unearned income             11,376      16,648
Home equity lines of credit                  14,541       7,718
                                           --------    --------
  Loans                                     301,923     282,798

Allowance for loan losses                    (3,723)     (3,571)
                                           --------    --------

  Loans, net of allowance for loan losses  $298,200    $279,227
                                           ========    ========
     Changes in the allowance for loan losses were as follows:

                                       Years Ended December 31,
                                      2001      2000      1999
                                            (In thousands)
Balance, beginning                   $3,571    $2,954    $2,129
Provision for loan losses             1,012     1,082     1,270
Loans charged off                      (980)     (555)     (568)
Recoveries                              120        90       123
                                     ------    ------    ------

Balance, ending                      $3,723    $3,571    $2,954
                                     ======    ======    ======

     The recorded investment in impaired loans not requiring an allowance for loan losses was $1.0 million at December 31, 2001 and $471,000 at December 31, 2000. The recorded investment in impaired loans requiring an allowance for loan losses was $2.3 million and $1.0 million at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, the related allowance for loan losses associated with those loans was $630,000 and $517,000, respectively. For the years ended December 31, 2001, 2000 and 1999, the average recorded investment in these impaired loans was $3.24 million, $1.50 million and $1.28 million, respectively; and the interest income recognized on impaired loans was $257,000 for 2001, $61,000 for 2000 and $0 for 1999.

6.   Loan Servicing

     Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of these loans as of December 31, 2001 and 2000 was $31.6 million and $22.6 million, respectively.

     The balance of capitalized servicing rights included in other assets at December 31, 2001 and 2000, was $371,000 and $228,000, respectively. The fair value of these rights was $371,000 and $240,000, respectively. The fair value of servicing rights was determined using discount rates of 10.0 percent. Mortgage servicing rights of $244,000 were sold in 1999.

     The following summarizes mortgage servicing rights capitalized and amortized:

                                        Years Ended December 31,
                                         2001     2000     1999
                                             (In thousands)
Mortgage servicing rights capitalized    $187     $ 83     $170
                                         ====     ====     ====
Mortgage servicing rights amortized      $ 44     $ 22     $ 23
                                         ====     ====     ====


7.   Premises And Equipment

     Components of premises and equipment were as follows:

                                                  December 31,
                                                 2001      2000
                                                 (In thousands)
Land and land improvements                     $ 1,443   $ 1,858
Buildings                                        5,895     6,307
Leasehold improvements                           2,212     1,213
Furniture and equipment                          6,674     5,393
                                               -------   -------
                                                16,224    14,771

Less accumulated depreciation                    6,601     6,371
                                               -------   -------

Premises and equipment, net                    $ 9,623   $ 8,400
                                               =======   =======

     Certain facilities and equipment are leased under various operating leases. Rental expense for these leases was $624,000, $302,000 and $246,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum rental commitments under noncancellable leases as of December 31, 2001 were as follows (in thousands):

                2002                      $  685
                2003                         660
                2004                         650
                2005                         657
                2006                         643
                Thereafter                 6,169
                                          ------
                                          $9,464
                                          ======

8.   Deposits

     The components of deposits were as follows:

                                              December 31,
                                            2001        2000
                                              (In thousands)
Demand, non-interest bearing              $ 43,476    $ 38,233
Demand, interest bearing                    96,672      54,783
Savings                                     41,338      46,317
Time, $100,000 and over                     22,906      26,565
Time, other                                127,185     130,465
                                          --------    --------
Total deposits                            $331,577    $296,363
                                          ========    ========

     At December 31, 2001, the scheduled maturities of time deposits were as follows (in thousands):

                2002                  $109,262
                2003                    31,921
                2004                     4,582
                2005                     3,302
                2006                       734
                Thereafter                 290
                                      --------
                                      $150,091
                                      ========

9.   Borrowings

     At December 31, 2001, the Bank had purchased federal funds from the Federal Home Loan Bank and other correspondent financial institutions totaling $32.5 million. At December 31, 2000, the Bank had purchased federal funds from the Federal Home Loan Bank in the amount of $600,000. The December 31, 2001 balances outstanding matured January 2, 2002, at interest rates ranging from 1.58% to 2.31%.

     In addition, the Bank enters into agreements with customers as part of cash management services where the Bank sells securities to the customer overnight with the agreement to repurchase them at par. Securities sold under agreements to repurchase generally mature one day from the transaction date. The securities underlying the agreements are under the Bank's control. The outstanding balances and related information of securities sold under agreements to repurchase are summarized as follows:

                                        Years Ended December 31,
                                            2001        2000
                                         (Dollars in thousands)

Average balance during the year           $13,459     $ 9,673
Average interest rate during the year        3.59%       5.73%
Maximum month-end balance during the
  year                                    $22,313     $15,659

     Long-term debt consisted of the following:

                                                  December 31,
                                                 2001      2000
                                                 (In thousands)
Notes with the Federal Home Loan Bank(FHLB):

18 Month/6 Month Term Note Due July 2001,
  Variable at 6.83%                            $     0   $10,000
30 Day Term Note Due January 2002,
  Fixed at 1.93%                                 3,000         0
1 Year Term Note Due August 2002,
  Variable at 2.05%                              3,000         0
2 Year Term Note Due November 2002,
  Fixed at 6.57%                                 4,000     4,000
1 Year Term Note Due December 2002,
  Fixed at 2.41%                                 2,000         0
18 Month Term Note Due February 2003,
  Fixed at 4.13%                                 3,500         0
2 Year Term Note Due December 2003,
  Fixed at 3.39%                                 1,300         0
2 Year Term Note Due August 2003,
  Fixed at 4.33%                                 3,500         0
3 Year Term Note Due November 2003,
  Fixed at 6.59%                                 4,000     4,000
3 Year Term Note Due January 2004,
  Fixed at 5.55%                                10,000         0
4 Year Term Note Due November 2004,
  Fixed at 6.63%                                 4,000     4,000
5 Year/2 Year Term Note Due December 2004,
  Fixed at 6.14%(1)                              5,000     5,000
3 Year Term Note Due December 2004,
  Fixed at 4.23%                                 1,300         0
4 Year Term Note Due December 2005
  Fixed at 4.80%                                 1,300	        0
5 Year Term Note Due December 2006,
  Fixed at 5.14%                                 1,300         0
10 Year/5 Year Term Note Due September 2008,
  Fixed at 4.92%(1)                              5,000     5,000
10 Year/5 Year Term Note Due February 2009,
  Fixed at 4.97%(1)                              5,000     5,000
10 Year/5 Year Term Note Due December 2009,
  Fixed at 6.30%(1)                              5,000     5,000
                                               -------   -------
                                               $62,200   $42,000
                                               -------   -------

Notes with other financial institutions:
5 Year Term Note Due March 2005, Fixed
  at 8.50%                                           0       500
5 Year Term Note Due March 2005, Fixed
  at 9.00%                                           0     1,000
                                               -------   -------
                                               $62,200   $43,500
                                               =======   =======

(1) These notes contain a convertible option that allows the FHLB, at quarterly intervals, to change the note to an adjustable-rate advance at three-month LIBOR (1.88% at December 31, 2001) plus 14 to 16 basis points. If the note is converted, the option allows the Bank to put the funds back to the FHLB at par. The year/year refers to the maturity of the note (in years) and the term until the first convertible date.

    Contractual maturities of long-term debt at December 31, 2001 were as follows (in thousands):

              2002                       $12,000
              2003                        12,300
              2004                        20,300
              2005                         1,300
              2006                         1,300
              Thereafter                  15,000
                                         -------
                                         $62,200
                                         =======

     The Bank has a maximum borrowing capacity with the Federal Home Loan Bank of approximately $128.6 million, of which $81.2 million was outstanding at December 31, 2001. Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

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

11.  Employee Benefits

     In 2000, the Company established an Employee Stock Ownership Plan (ESOP) to provide its employees with future retirement plan assistance. The ESOP will invest primarily in the Company's common stock. Contributions to the Plan are at the discretion of the Board of Directors. For the years ended December 31, 2001 and 2000, $167,000 and $167,000, respectively, was accrued to provide for contribution of shares to the Plan. During 2001, 4,704 shares were purchased on behalf of the ESOP. No shares were purchased during 2000.

     Leesport Bank terminated its noncontributory defined benefit pension plan during 2000. This plan had covered all Leesport Bank employees who met the eligibility requirements. The Plan assets in excess of the projected benefit obligation were allocated to the Plan's eligible participants, and a gain on the termination of $21,000 was recognized. The expense related to this plan was $88,000 for the year ended December 31, 1999.

     Net pension cost for this plan consisted of the following
components:
                                    Year Ended December 31, 1999
                                           (In thousands)
Service cost (benefits earned)                  $ 134
Interest cost on projected benefit
  obligation                                      115
Expected return on plan assets                   (150)
Net amortization and deferral                     (11)
                                                -----
                                                $  88
                                                =====

     Assumptions used by Leesport Bank in the determination of pension plan information for 1999 consisted of the following:
Discount rate - 6.5%, rate of increase in compensation levels - 4.0%, expected long-term rate of return on plan assets - 8.0%.

     The Company has a 401(k) Salary Deferral Plan. This plan covers all eligible employees who elect to contribute to the Plan. An employee who has attained 18 years of age and has been employed for at least 30 calendar days is eligible to participate in the Plan effective with the next quarterly enrollment period. Employees become eligible for the Company contribution to the Salary Deferral Plan at each future enrollment period upon completion of one year of service. Effective January 1, 2000, the Company contributes 100% of the first three percent of eligible employees' annual salary deferral and 50% of the next four percent of salary deferred. The Company previously contributed 50% of the employees' contribution up to a maximum of seven percent of annual salary. Contributions from the Company vest to the employee over a five year schedule. The annual expense included in salaries and employee benefits representing the expense of the Company's contribution was $217,000, $257,000, and $132,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

     The Company has entered into deferred compensation agreements with certain directors and a salary continuation plan for certain key employees. At December 31, 2001 and 2000, the present value of the future liability for these plans was $657,000 and $625,000, respectively. To fund the benefits under these agreements, the Company is the owner and beneficiary of life insurance policies on the lives of the directors and employees. These policies had an aggregate cash surrender value of $6.3 million and $5.9 million at December 31, 2001 and 2000, respectively. For the years ended December 31, 2001, 2000 and 1999, $98,000, $226,000 and $125,000, respectively, was charged to expense in connection with these agreements.

     In May 2000, the Board of Directors of First Leesport Bancorp, Inc. adopted a non-compensatory Employee Stock Purchase Plan (ESPP). Under the ESPP, employees of the Company who elect to participate are eligible to purchase common stock at prices up to a 15 percent discount from the market value of the stock. The ESPP does not allow the discount in the event that the purchase price would fall below the Company's most recently reported book value per share. The ESPP allows an employee to make contributions through payroll deduction to purchase common shares up to 15 percent of annual compensation. The total number of shares of common stock that may be issued pursuant to the ESPP is 250,000. As of December 31, 2001, a total of 3,098 shares have been issued under the ESPP.

12.  Stock Option Plans and Shareholders' Equity

     The Company has an Employee Stock Incentive Plan that covers all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors. The Plan covers 210,000 shares of common stock. The option price for options issued under the Plan must be at least equal to 100% of the fair market value of the common stock on the date of grant and shall not be less than the stock's par value. Options granted under the Plan are exercisable over a period not less than six months after the date of grant, but no later than ten years after the date of grant in accordance with the vesting period as determined by the Plan committee. Options expire on the earlier of ten years after the date of grant, three months from the participant's termination of employment or one year from the date of the participant's death or disability.

     The Company has an Independent Directors Stock Option Plan that covers 52,500 shares of common stock. The Plan covers all directors of the Company who are not employees. The option price for options issued under the Plan will be equal to the fair market value of the Company's common stock on the date of grant. Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Company or twelve months from the date of the participant's death or disability.

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

     Pro forma information regarding net income and earnings per share is required by Financial Accounting Standards Board Statement 123, "Accounting and Disclosure of Stock-Based Compensation" (FASB 123), and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value of options granted during 2001, 2000 and 1999 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 4.71% to 6.63%; volatility factors of the expected market price of the Company's common stock of 12.77% to 21.82%; expected life of the options of 7 years and a cash dividend yield of 2.2% to 4.0%.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                   Years Ended December 31,
                                    2001     2000     1999
                            (In thousands except per share data)
Net income:
As reported                        $2,776   $2,126   $1,401
Pro forma                          $2,622   $1,979   $1,305
Earnings per share:
As reported, basic and
  diluted                          $ 1.45   $ 1.15   $ .76
Pro forma, basic and diluted       $ 1.37   $ 1.07   $ .71

     Stock option transactions under the Plans were as follows:

                                                     Years Ended December 31,
                                         2001                   2000                  1999
                                            Weighted-             Weighted-             Weighted-
                                             Average               Average               Average
                                             Exercise              Exercise              Exercise
                                  Options     Price     Options     Price     Options     Price
Outstanding at the
  beginning of the year           132,341     $18.86     94,653     $20.67     47,408     $23.32
Granted                            54,050      15.07     40,050      14.58     47,245      18.00
Exercised                               -          -          -          -          -          -
Forfeited                          (4,837)     14.53     (2,362)     18.39          -          -
                                  -------     -----      ------     -----      ------     ------
Outstanding at the end
  of the year                     181,554     $17.85    132,341     $18.86     94,653     $20.67
                                  =======     ======    =======     ======     ======     ======
Exercisable at December 31         79,656     $19.12     46,397     $19.94
                                  =======     ======    =======     ======
Weighted-average fair value of
  options granted during the
  year                                        $ 2.98                $ 4.68                $ 5.29
                                  =======     ======    =======     ======     ======     ======

     Options available for grant at December 31, 2001 were 80,946. Stock options outstanding at December 31, 2001, were exercisable at prices ranging from $13.75 to $25.95 a share. The weighted-average remaining contractual life of the above options is approximately 8 years.

     In December 2001, the Company completed its shareholder rights offering. Through the rights offering, the Company issued an additional 1.2 million shares of common stock at the offering price of $13.00 per share. The offering resulted in net proceeds of $14.3 million, after offering costs of $1.3 million.

13.  Income Taxes

     The components of income tax expense were as follows:

                                        Years Ended December 31,
                                         2001     2000     1999
                                             (In thousands)
Current                                $1,010   $ 890    $ 924
Deferred                                  109    (327)    (463)
                                       ------   -----    -----
                                       $1,119   $ 563    $ 461
                                       ======   =====    =====

     Reconciliation of the statutory federal income tax expense computed at 34% to the income tax expense included in the consolidated statements of income is as follows:

                                        Years Ended December 31,
                                         2001     2000     1999
                                             (In thousands)
Federal income tax at statutory rate   $1,324    $ 914    $ 633
Tax exempt interest                      (343)    (378)    (351)
Interest disallowance                      50       59       41
Bank owned life insurance                (112)    (107)     (32)
Non-deductible goodwill amortization       83       85       76
Non-deductible merger costs                 -        -       81
Other                                     117      (10)      13
                                        -----    -----    -----
                                       $1,119    $ 563    $ 461
                                       ======    =====    =====

     The federal income tax provision includes $17,000, $10,000 and $18,000 in 2001, 2000 and 1999, respectively, of federal income taxes related to gains on the sale of securities.

     Net deferred tax assets consisted of the following
components:
                                                  December 31,
                                                2001       2000
                                                 (In thousands)
Deferred tax assets:
Allowance for loan losses                      $1,065    $1,021
Deferred compensation                             258       214
Net unrealized losses on securities
  available for sale                                0       242
Other                                               0        10
                                               ------    ------
  Total deferred tax assets                     1,323     1,487
                                               ------    ------

Deferred tax liabilities:
Premises and equipment                           (185)      (86)
Net unrealized gains on securities
  available for sale                             (133)        0
Mortgage servicing rights                        (126)      (77)
Other                                             (45)       (6)
                                               ______    ______
  Total deferred tax liabilities                 (489)     (169)
                                               ______    ______
Net deferred tax assets                        $  834    $1,318
                                               ======    ======

14.  Transactions With Executive Officers And Directors

     The Bank has had banking transactions in the ordinary course of business with its executive officers and directors and their related interests on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 2001 and 2000, these persons were indebted to the Bank for loans totaling $7.43 million and $5.62 million, respectively. During 2001, $2.30 million of new loans were made and repayments totaled $490,000.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and tier I capital (as defined in the regulations) to risk-weighted assets, and of tier I capital to average assets. Management believes, as of December 31, 2001, that the Company and the Bank meet all minimum capital adequacy requirements to which they are subject.

     As of December 31, 2001, the most recent notification from the Bank's primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed its category.

     The Company's and the Bank's actual capital amounts and ratios are presented below:

                                                                                    Minimum
                                                                                   To Be Well
                                                                Minimum        Capitalized Under
                                                              For Capital      Prompt Corrective
                                             Actual        Adequacy Purposes   Action Provisions
                                        Amount    Ratio     Amount    Ratio     Amount    Ratio
                                                      (Dollar amounts in thousands)
As of December 31, 2001:
Total capital (to risk-weighted
  assets):
First Leesport Bancorp                  $49,338   14.78%   $ 26,705     8.00%  $ 33,381    10.00%
Leesport Bank                            33,520   10.13      26,474     8.00     33,092    10.00
Tier I capital (to risk-weighted
  assets):
First Leesport Bancorp                   45,616   13.67      13,352     4.00     20,029     6.00
Leesport Bank                            29,798    9.00      13,237     4.00     19,856     6.00
Tier I capital (to average assets):
First Leesport Bancorp                   45,616   10.03      18,191     4.00     22,739     5.00
Leesport Bank                            29,798    6.62      17,994     4.00     22,493     5.00

As of December 31, 2000:
Total capital (to risk-weighted
  assets):
First Leesport Bancorp                  $32,650    11.93%  $ 22,032     8.00%  $ 27,360    10.00%
Leesport Bank                            31,427    11.53     21,798     8.00     27,248    10.00
Tier I capital (to risk-weighted
  assets):
First Leesport Bancorp                   29,228    10.68     11,016     4.00     16,416     6.00
Leesport Bank                            28,019    10.28     10,899     4.00     16,349     6.00
Tier I capital (to average assets):
First Leesport Bancorp                   29,228     7.49     15,787     4.00     19,734     5.00
Leesport Bank                            28,019     7.35     15,252     4.00     19,065     5.00

     Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. At December 31, 2001, the Bank had approximately $14.92 million available for payment of dividends to the Company. Loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis. At December 31, 2001, the Bank had secured loans outstanding to the Company totaling $1.01 million.

     As of December 31, 2001, the Company had declared a $.15 per share cash dividend for shareholders of record on January 2, 2002, payable January 15, 2002. The Company's Board of Directors declared a five percent stock dividend in December 1999 to shareholders of record on January 3, 2000, which was paid on January 17, 2000.

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

     A summary of the contractual amount of the Bank's financial instrument commitments is as follows:

                                                  December 31,
                                                 2001      2000
                                                 (In thousands)
Commitments to grant loans                     $12,820   $11,425
Unfunded commitments under lines of credit      49,696    28,830
Outstanding letters of credit                    2,070       291

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

     The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at December 31, 2001 and 2000:

Cash and cash equivalents:

     The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

Securities available for sale:

     Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans and loans held for sale:

     For variable-rate and adjustable-rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. For fixed-rate loans, fair values are estimated using quoted market prices, when available, or discounted cash flows, at interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

Mortgage servicing rights:

     The fair value of mortgage servicing rights is based on observable market prices when available or the present value of expected future cash flows when not available.

Deposit liabilities:

     The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings and certain types of money market accounts) are considered to be equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated expected monthly maturities on time deposits.

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

     The estimated fair values of the Company's financial instruments were as follows:

                                                               December 31,
                                                       2001                    2000
                                              Carrying   Estimated    Carrying   Estimated
                                               Amount    Fair Value    Amount    Fair Value
                                                              (In thousands)
Financial Assets:
Cash and cash equivalents                     $ 19,716    $ 19,716    $ 12,149    $ 12,149
Mortgage loans held for sale                    12,209      12,318       2,065       2,065
Securities                                     146,957     146,957      74,368      74,368
Loans, net                                     298,200     303,008     279,227     279,511
Mortgage servicing rights                          371         371         228         240
Accrued interest receivable                      2,728       2,728       2,399       2,399

Financial Liabilities:
Deposits                                       331,577     335,129     296,363     297,230
Securities sold under agreements to
  repurchase                                    21,074      21,074      14,663      14,663
Federal funds purchased                         32,500      32,500         600         600
Long-term debt                                  62,200      64,428      43,500      43,952
Mandatory redeemable capital debentures          5,000       4,905       5,000       4,961
Accrued interest payable                         2,254       2,254       1,828       1,828

Off-Balance Sheet Financial Instruments:
Commitments to extend credit                         -           -           -           -
Standby letters of credit                            -           -           -           -

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

     Segment information for 2001, 2000 and 1999 is as follows
(in thousands):

                                               Banking and   Brokerage and
                                                Financial     Investment
2001                                             Services      Services     Insurance      Total
Revenues from external customers                $ 15,767         $726        $3,914      $ 20,407

Income (loss) before income taxes                  2,992          (75)          978         3,895

Total assets                                     500,394          157         2,958       503,509

Purchases of premises and equipment                2,601           28            22         2,651
                                               Banking and   Brokerage and
                                                Financial     Investment
2000                                             Services      Services     Insurance      Total
Revenues from external customers                $ 12,963         $956        $3,852      $ 17,771

Income before income taxes                         1,465          228           996         2,689

Total assets                                     391,102          114         2,610       393,826

Purchases of premises and equipment                1,667           23            82         1,772
                                               Banking and
                                                Financial
1999                                            Services      Insurance      Total
Revenues from external customers                $ 11,916       $3,296      $ 15,212

Income before income taxes                         1,660          202         1,862

Total assets                                     356,610        2,008       358,618

Purchases of premises and equipment                1,503          358         1,861

     Income (loss) before income taxes, as presented above, does not reflect referral and management fees of approximately $816,000 and $216,000 that the insurance operation and the brokerage and investment operation, respectively, paid to the Bank during 2001. Referral and management fees of approximately $614,000 and $179,000 were paid by the insurance operation and the brokerage and investment operation, respectively, to the Bank in 2000. Referral and management fees of approximately $614,000 were paid by the insurance operation to the Bank in 1999.

20.  First Leesport Bancorp, Inc. (Parent Company Only)
     Financial Information


December 31,                                                  2001             2000
                                                                 (In thousands)
ASSETS
Cash                                                        $   195          $    68
Investment in bank subsidiary                                34,403           32,238
Investment in non-bank subsidiary                               228              229
Securities available for sale                                16,386            3,031
Premises and equipment and other assets                         737              558

Total assets                                                $51,949          $36,124
                                                            =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Borrowed funds                                              $ 1,010          $ 2,510
Other liabilities                                               718              268
Corporate obligation for mandatory redeemable debentures      5,000            5,000

Shareholders' Equity                                         45,221           28,346

Total liabilities and shareholders' equity                  $51,949          $36,124
                                                            =======          =======

STATEMENTS OF INCOME

Years Ended December 31,                                      2001            2000            1999
                                                                         (in thousands)
Dividends from bank subsidiary                               $1,845          $2,165           $4,178
Other income                                                    325             233              108
Interest expense on corporate obligation for mandatory
  redeemable capital debentures                                (551)           (424)               -
Other expense                                                  (743)           (645)            (570)
                                                              _____           _____            _____

Income before equity in (excess of) undistributed
  net income of subsidiaries and income taxes                   876           1,329            3,716

Income tax benefit                                             (334)           (283)             (78)

Net equity in (excess of) undistributed net
  income of subsidiaries                                      1,566             514           (2,393)
                                                             ______          ______           ______

Net income                                                   $2,776          $2,126           $1,401
                                                             ======          ======           ======

STATEMENTS OF CASH FLOWS

Years Ended December 31,                                      2001            2000            1999
                                                                         (in thousands)
Cash flows provided by operating activities
Net income                                                   $2,776           $2,126          $1,401
Depreciation and net amortization                                 7                4               3
(Equity in) excess of undistributed
  earnings of subsidiaries                                   (1,566)            (514)          2,393
Gain on sale of available for sale securities                   (39)              -               -
Increase (decrease) in other liabilities                        450             (397)            485
Increase in other assets                                       (162)            (509)            (37)
                                                             ______            _____           _____

Net cash provided by operating activities                     1,466              710           4,245
                                                             ______            _____           _____


Cash flows used in investing activities
Purchase of investment securities                           (14,999)          (1,141)         (1,416)
Proceeds from sales of available for sale securities          1,789              -               -
Investment in bank subsidiary                                    -            (5,190)         (2,700)
Investment in non-bank subsidiary                                -              (229)             -
                                                            _______           ______         _______

Net cash used in investing activities                       (13,210)          (6,560)         (4,116)
                                                            _______            _____         _______

Cash flows provided by financing activities
Proceeds from borrowings                                         -             1,500           1,010
Repayment of long-term debt                                  (1,500)             -               -
Issuance of mandatory redeemable capital debentures             -              5,000             -
Net proceeds from issuance of common stock                   14,609              -               -
Reissuance of treasury stock                                     69               64             -
Cash dividends paid                                          (1,307)          (1,099)           (982)
                                                             ______           ______           _____

Net cash provided by financing activities                    11,871            5,465              28
                                                             ______           ______           _____

Increase (decrease) in cash                                     127             (385)            157

Cash:
Beginning                                                        68              453             296
                                                             ______           ______          ______

Ending                                                       $  195           $   68          $  453
                                                             ======           ======          ======

21. Quarterly Data (Unaudited)

Year Ended December 31, 2001                                  Fourth       Third       Second       First
                                                             Quarter       Quarter     Quarter     Quarter
                                                                 (In thousands, except per share data)
Interest income                                              $7,546        $7,388      $7,430       $7,262
Interest expense                                              3,876         4,251       4,439        4,487
                                                             ______        ______      ______       ______
Net interest income                                           3,670         3,137       2,991        2,775
Provision for loan losses                                       272           225         225          290
                                                              _____         _____       _____        _____
Net interest income after provision for loan losses           3,398         2,912       2,766        2,485
Other income                                                  2,122         2,117       1,945        1,650
Other expense                                                 4,355         3,789       3,734        3,622
                                                              _____         _____       _____        _____
Income before income taxes                                    1,165         1,240         977          513
Income taxes                                                    314           438         265          102
                                                              _____         _____       _____        _____

Net income                                                   $  851        $  802      $  712       $  411
                                                              =====         =====       =====        =====
Earnings per common share, basic and diluted                 $  .42        $  .43      $  .38       $  .22
                                                              =====         =====       =====        =====
Year Ended December 31, 2000                                  Fourth       Third       Second       First
                                                             Quarter       Quarter     Quarter     Quarter
(In thousands, except per share data)
Interest income                                              $7,245        $7,054      $6,823       $6,349
Interest expense                                              4,435         4,231       4,014        3,706
                                                              _____         _____       _____        _____

Net interest income                                           2,810         2,823       2,809        2,643
Provision for loan losses                                       300           308         237          237
                                                              _____         _____       _____        _____

Net interest income after provision for loan losses           2,510         2,515       2,572        2,406
Other income                                                  1,627         1,570       1,733        1,756
Other expense                                                 3,553         3,584       3,414        3,449
                                                              _____         _____       _____        _____

Income before income taxes                                      584           501         891          713
Income taxes                                                    143            58         232          130
                                                              _____         _____       _____        _____

Net income                                                   $  441        $  443      $  659       $  583
                                                              =====         =====       =====        =====
Earnings per common share, basic and diluted                 $  .24        $  .24      $  .36       $  .31
                                                              =====         =====       =====        =====

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

         None.

                             PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information relating to directors and executive officers of the Registrant is incorporated herein by reference to the information disclosed under the caption "MATTER NO. 1 - ELECTION OF DIRECTORS - Directors" included in the Registrant's Proxy Statement for the Annual meeting of Shareholders to be held on April 23, 2002.

Item 11.  Executive Compensation

     The information relating to executive compensation and directors' compensation is incorporated herein by reference to the information disclosed under the captions "MATTER NO. 1 - ELECTION OF DIRECTORS - Director Compensation; Executive Compensation; Executive Officer Agreements; Deferred Compensation and Salary Continuation Agreements; and Compensation Committee Interlocks and Insider Participation" included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the information disclosed under the caption "MATTER NO. 1 - ELECTION OF DIRECTORS - Directors - Director and Officer Stock Ownership" included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2002.

Item 13.  Certain Relationships and Related Transactions

     The information relating to certain relationships and related transactions is incorporated herein by reference to the information disclosed under the caption "MATTER NO. 1 - ELECTION OF DIRECTORS - Transactions with Management and Others" included in the Registrant's proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2002.

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

    3.2       Bylaws of First Leesport Bancorp, Inc.
              (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the
              Year ended December 31, 2000).

    4.1 Form of Rights Agreement, dated as of September 19, 2001, between First Leesport Bancorp, Inc. and American Stock Transfer & Trust Company as Rights Agent (incorporated by reference to Exhibit 4.1 of First Leesport Bancorp, Inc.'s Registration Statement on Form 8-A, dated October 1, 2001).

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

   10.10 Employment Agreement, dated October 1, 1999, among First Leesport Bancorp, Inc., First Leesport Investment Group, Inc., First Leesport Wealth Management, Inc. and Keith W. Johnson. (Incorporated herein by reference to Exhibit 10.12 of the Registrant's annual report on Form 10-K for the year ended December 31, 1999.)*

   11 No statement setting forth the computation of per share earnings is included because such computation is reflected clearly in the financial statements set forth in response to Item 8 of this Report.

   21         Subsidiaries of First Leesport Bancorp, Inc.

   23.1       Consent of Beard Miller Company LLP.

_____________________

* Denotes a management contract or compensatory plan or arrangement.

         (b)  Reports on Form 8-K.

              The following reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001:

              Form 8-K filed October 3, 2001/Announcement of adoption of shareholder rights plan.

              Form 8-K filed November 16, 2001/Announcement of commencement of rights offering to shareholders and execution of stock purchase agreements with twelve institutional and high net worth individuals as standby purchasers.

              Form 8-K filed December 21, 2001/Announcement of completion of rights offering and sale of common stock to standby purchasers.



                           Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 19, 2002                FIRST LEESPORT BANCORP, INC.

                              By:/s/Raymond H. Melcher, Jr.
                                Raymond H. Melcher, Jr.,
                                Chairman, President and
                                Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Raymond H. Melcher, Jr.   Chairman,            March 19, 2002
Raymond H. Melcher, Jr.      President and Chief
                             Executive Officer,
                             Director

/s/Stephen A. Murray         Chief Financial      March 19, 2002
Stephen A. Murray            Officer

/s/Edward C. Barrett         Director             March 19, 2002
Edward C. Barrett

/s/James H. Burton           Director             March 19, 2002
James H. Burton

/s/John T. Connelly          Director             March 19, 2002
John T. Connelly

/s/Charles J. Hopkins        Director             March 19, 2002
Charles J. Hopkins

/s/Keith W. Johnson          Director             March 19, 2002
Keith W. Johnson

/s/William J. Keller         Director             March 19, 2002
William J. Keller

/s/Andrew J. Kuzneski, Jr.   Director             March 19, 2002
Andrew J. Kuzneski, Jr.

/s/Roland C. Moyer, Jr.      Director             March 19, 2002
Roland C. Moyer, Jr.

/s/Harry J. O'Neill III      Director             March 19, 2002
Harry J. O'Neill III

/s/Karen A. Rightmire        Director             March 19, 2002
Karen A. Rightmire

/s/Alfred J. Weber           Director             March 19, 2002
Alfred J. Weber



                           EXHIBIT INDEX

Exhibit No.   Description

   21         Subsidiaries of First Leesport Bancorp,
              Inc.

   23.1       Consent of Beard Miller Company LLP.