Form 10-Q
period 2002-03-31
FIRST LEESPORT BANCORP INC
filed 2002-05-14
CIK 775662

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

   (X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2002,
                             or

   () Transition report pursuant to Section 13 or 15(d)
         Of the Exchange Act for the Transition Period from ________________ to _________________.

                           No. 0-14555
                           -----------
                    (Commission File Number)

                      LEESPORT FINANCIAL CORP.
                      ------------------------
      (Exact name of Registrant as specified in its charter)

          PENNSYLVANIA                      23-2354007
-------------------------------         -------------------
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)         Identification No.)

1240 Broadcasting Road, Wyomissing, Pennsylvania    19610
------------------------------------------------    -----
    (Address of principal executive offices)     (Zip Code)

                          (610) 208-0966
                          --------------
      (Registrant's telephone number, including area code)

                    FIRST LEESPORT BANCORP, INC.
                    ----------------------------
         (Former name, former address and former fiscal year,
                    if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes  [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                    Number of Shares Outstanding
                                          as of May 8, 2002
COMMON STOCK ($5.00 Par Value)                3,095,172
-----------------------------       ----------------------------
     (Title of Class                   (Outstanding Shares)

                   Forward-looking Statements

      Leesport Financial Corp. (the "Company") may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits hereto and thereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company's control). The words "may," "could," "should," would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

     The Company cautions that the foregoing list of important factors is not exclusive. Readers are also cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this report. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.



Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

            LEESPORT FINANCIAL CORP. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands except share data)

                                                       March 31,             December 31,
ASSETS                                                   2002                  2001
                                                       --------              -------
Cash and Due from Banks                                 $ 9,043              $ 18,885
Interest-bearing Deposits in Other Banks                    393                   831
                                                        -------              --------
Total Cash and Balances Due from Banks                    9,436                19,716
Federal Funds Sold                                        3,541                     -
Mortgage Loans Held for Sale                                211                12,209
Securities Available for Sale                           148,805               146,957
Loans, Net of Allowance for Loan Losses
   3/02 - $3,891; 12/01 - $3,723                        311,319               298,200
Premises and Equipment, Net                               9,800                 9,623
Goodwill                                                  4,309                 4,309
Accrued Interest Receivable
  and Other Assets                                       14,366                12,495
                                                       --------              --------

     TOTAL ASSETS                                      $501,787              $503,509
                                                       ========              ========
LIABILITIES
DEPOSITS:
Non-interest Bearing                                    $50,884              $ 43,476
Interest Bearing                                        304,316               288,101
                                                        -------              --------
TOTAL DEPOSITS                                          355,200               331,577
Federal Funds Purchased                                       -                32,500
Securities Sold Under Agreements
  to Repurchase                                          20,334                21,074
Long-term Debt                                           69,200                62,200
Mandatory Redeemable Capital Securities
  of Subsidiary Trust                                     5,000                 5,000
Accrued Interest Payable
   And Other Liabilities                                  6,839                 5,937
                                                       --------              --------

     TOTAL LIABILITIES                                  456,573               458,288
                                                       --------              --------

Shareholders' Equity
Common Stock, $5.00 Par Value;                           15,448                15,397
Authorized 10,000,000 shares,
     Issued 3,095,172 shares in 2002
            3,079,338 shares in 2001
Surplus                                                  13,611                13,510
Retained Earnings                                        16,676                16,055
Accumulated Other Comprehensive
  Income (Loss)                                            (521)                  259
                                                       --------              --------

     TOTAL SHAREHOLDERS' EQUITY                          45,214                45,221
                                                       --------              --------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $501,787              $503,509
                                                       ========              ========

The accompanying notes are an integral part of these financial statements.



            LEESPORT FINANCIAL CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             (Amounts in thousands, except share data)

                                                                  Three Months Ended
                                                                  ------------------
                                                           March 31, 2002    March 31, 2001
                                                           --------------    --------------
INTEREST INCOME
Interest & Fees on Loans                                       $5,544            $5,838
Interest on Securities:
  Taxable                                                       1,524             1,079
  Tax-Exempt                                                      215               142
Dividend Income                                                    65                86
Interest on Federal Funds Sold                                      7               117
                                                               ------            ------

     TOTAL INTEREST INCOME                                      7,355             7,262
                                                               ------            ------

INTEREST EXPENSE
Interest on Deposits                                            2,490             3,529
Interest on Short-term Borrowings                                 113               146
Interest on Long-term Debt                                        986               812
                                                               ------            ------

     TOTAL INTEREST EXPENSE                                     3,589             4,487
                                                               ------            ------

NET INTEREST INCOME                                             3,766             2,775
Provision for Loan Losses                                         315               290
                                                               ------            ------
Net Interest Income after the
  Provision for Loan Losses                                     3,451             2,485

OTHER INCOME
Customer Service Fees                                             272               205
Mortgage Banking Activities                                       274               175
Commissions on Insurance Sales                                  1,044               888
Brokerage and Investment Advisory Fees                            161               198
Other Income                                                      288               188
Realized Gain on Sale of Mortgage Loans                           109                 -
Realized Gain (Loss) on Sale of Securities                          -                (4)
                                                               ------            ------

     TOTAL OTHER INCOME                                         2,148             1,650
                                                               ------            ------

OTHER EXPENSES
Salaries and Benefits                                           2,235             1,963
Occupancy Expense                                                 383               280
Furniture and Equipment Expense                                   255               256
Computer Services                                                 336               277
Goodwill Amortization                                               -                66
Other Real Estate Expenses                                         (2)               53
Other Operating Expenses                                          902               727
                                                               ------            ------

     TOTAL OTHER EXPENSES                                       4,109             3,622
                                                               ------            ------

Income Before Income Taxes                                      1,490               513
Income Taxes                                                      405               102
                                                              -------            ------

     NET INCOME                                               $ 1,085            $  411
                                                              =======            ======
EARNINGS PER SHARE DATA

Averages Shares Outstanding                                 3,085,371         1,861,463
Basic Earnings Per Share                                        $0.35             $0.22
Average Shares Outstanding for Diluted Earnings Per Share   3,089,147         1,863,956
Diluted Earnings Per Share                                      $0.35             $0.22
Cash Dividends Declared Per Share                               $0.15             $0.15

The accompanying notes are an integral part of these financial statements.



             LEESPORT FINANCIAL CORP. AND SUBSIDIARIES
     UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     (Amounts in thousands)

                                                  Three Months Ended
                                                  ------------------
                                           March 31, 2002   March 31, 2001
                                           --------------   --------------

Net Income                                     $ 1,085          $  411
Other Comprehensive Income (Loss),             -------          ------
  net of tax:
   Unrealized gains (losses) on
   securities arising during the period,
   net of tax expense (benefit):
   2002 - ($402); 2001 - $315;                    (780)            612

    Less: Reclassification adjustments
     for losses included in net income,
     net of tax expense (benefit):
     2002 - $0; 2001 - $(1)                          -              (3)
                                                ------          ------

     Other Comprehensive Income (Loss)            (780)            609
                                                ------          ------

Comprehensive Income                            $  305          $1,020
                                                ======          ======

The accompanying notes are an integral part of these financial statements.



            LEESPORT FINANCIAL CORP. AND SUBSIDIARIES
         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts in thousands)

                                                              Three Months Ended
                                                              ------------------
                                                        March 31, 2002   March 31, 2001
                                                        --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                       $  1,085      $    411
Adjustments to reconcile net income to net
  cash provided by operating activities:
Provision for loan losses                             315           290
Provision for depreciation                            207           253
Amortization of goodwill                                -            66
Net amortization securities premiums and discounts     63             1
Amortization of mortgage servicing rights               9             5
Realized loss on sale of securities                     -             4
Loans originated for sale                          (8,308)       (4,359)
Proceeds from sales of loans                       20,687         4,089
Net gain on loans held for sale                      (316)         (116)
Net gain on sale of premises and equipment            (22)            -
Earnings on investment in life insurance              (79)          (64)
(Increase) decrease in accrued interest
  receivable and other assets                        (744)          249
Increase in accrued interest
  payable and other liabilities                     1,225         1,132
                                                   ------        ------
NET CASH PROVIDED BY OPERATING ACTIVITIES          14,122         1,961
                                                   ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Available for sale securities:
  Principal repayments, maturities and calls       23,278         2,923
  Purchases                                       (26,371)      (20,249)
  Proceeds from sales                                   -        14,738
Net increase in federal funds sold                 (3,541)      (20,110)
Loans made to customers, net of repayments        (14,477)       (6,175)
Proceeds from sale of premises and equipment           46             -
Purchases of premises and equipment                  (408)         (528)
                                                  -------       -------
NET CASH USED IN INVESTING ACTIVITIES             (21,473)      (29,401)
                                                  -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                           23,623        28,359
Net decrease in federal funds purchased           (32,500)         (600)
Net decrease in securities sold under
  agreements to repurchase                           (740)         (815)
Proceeds from long-term debt                        7,000             -
Issuance of common stock                              152           206
Cash dividends paid                                  (464)         (278)
                                                  -------        ------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                       (2,929)       26,872
                                                  -------        ------

Decrease in cash and cash equivalents             (10,280)         (568)




Cash and cash equivalents:
  Beginning                                         19,716       12,149
  Ending                                          $  9,436     $ 11,581
                                                  ========     ========
Cash payments for:
Interest                                          $  4,045     $  4,539
                                                  ========     ========
Income Taxes                                      $      -     $    107
                                                  ========     ========

SUPPLEMENTAL SCHECULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Other real estate acquired in settlement
    of loans                                      $    122     $     77
                                                  ========     ========

The accompanying notes are an integral part of these financial statements.


                     LEESPORT FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.  The results of operations for the three-month period ended
    March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

3.  For further information, refer to the Consolidated Financial
    Statements and Footnotes included in the Company's Annual
    Report on Form 10-K for the year ended December 31, 2001.


4. Earnings Per Common Share

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

    Earnings per common share for the three months ended March
    31, 2002 and 2001 have been computed based upon the following (dollars in thousands):

                                           Three Months Ended
                                                March 31,
                                           ------------------
                                           2002           2001
                                           ----           ----

  Net income available to shareholders $1,085,000     $  411,000
                                        =========      =========
  Average number of shares outstanding  3,085,371      1,861,463
  Effect of dilutive stock options          3,776          2,493
                                        ---------      ---------
  Average number of shares outstanding
     used to calculate diluted earnings
     per share                          3,089,147      1,863,956
                                        =========      =========

5. In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, letters of credit and commitments to sell loans. Such financial instruments are recorded in the consolidated balance sheets when they become receivable or payable.

6.  Recently Issued Accounting Standards

    In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," and
    Statement No. 142, "Goodwill and Other Intangible Assets."

    Statement No. 141 requires all business combinations to be accounted for using the purchase method of accounting, as use of the pooling-of-interests method is prohibited. In addition, this Statement requires that negative goodwill that exists after the basis of certain acquired assets is reduced to zero should be recognized as an extraordinary gain. The provision of this Statement apply to all business combinations initiated after June 30, 2001.

    Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires that intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life.

    The Company adopted Statement No. 142 on January 1, 2002 and has accordingly ceased amortization of all goodwill.
    During the first quarter of 2002, the Company completed the transitional impairment test of goodwill. In all instances, the estimated fair values of the reporting segments exceeded their book values; and therefore, no write-down of goodwill was required as of January 1, 2002. Goodwill as of March 31, 2002 was allocated by segment as follows: insurance services - $3.8 million; investment services - $.5 million.

    The Company's net income and earnings per share for the three months ended March 31, 2002 and 2001, adjusted to exclude goodwill amortization are as follows (in thousands, except earnings per share):

                                              Three Months Ended
                                                    March 31,
                                             -------------------
                                              2002          2001
                                              ----          ----

    Net income, as reported                  $1,085        $ 411
    Add back: goodwill amortization,
      net of tax                                  -           64
                                             ------        -----
    Adjusted net income                      $1,085        $ 475
                                             ======        =====
    Basic and diluted earnings per share
      As reported                            $ 0.35        $0.22
      As adjusted                            $ 0.35        $0.26

    In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retire-ment costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Company on January 1, 2003 and is not expected to have a significant impact on the Company's financial condition or results of operations.

    In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets." This Statement super-cedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Busi-ness, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." This Statement also amends ARB No. 51, "Consol-idated Financial Statements." The provisions of this State-ment were effective for the Company on January 1, 2002, and did not have a significant impact on financial condition or results of operations.

7. Segment Information - The Company's insurance operations and investment operations are managed separately from the traditional banking and related financial services that the Company also offers. The insurance operation provides commercial, individual, and group benefit plans and personal coverage. The investment operation provides individual financial, retirement and estate planning, investment advice and services, corporate and small business pension and retirement planning services.

                                      Banking
                                        and
                                     Financial  Insurance  Investment
                                      Services   Services   Services    Total
                                     ---------  ---------  ----------   -----
                                               (Amounts in thousands)
Three months ended March 31, 2002
  Revenues from external sources       $4,709    $1,044       $161     $5,914
  Income before income taxes            1,495        89        (94)     1,490

Three months ended March 31, 2001
  Revenues from external sources        3,339       888        198      4,425
  Income before income taxes              607       (34)       (60)       513



Item 2

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

Results of Operations

OVERVIEW

     Net income for the Company for the three months ended
March 31, 2002 and March 31, 2001 was $1.09 million and
$411,000, respectively, an increase of 165%. Basic and diluted earnings per share were $.35 for the first quarter of 2002 compared to $.22 for the first quarter of 2001.

     The following are the key ratios for the Company as of
March 31:
                                        Three Months Ended
                                            March 31,
                                       --------------------
                                        2002          2001
                                        ----          ----

Return on average assets                 .90%          .41%
Return on average
  shareholders' equity                  9.50%         5.74%
Dividend payout ratio                  42.86%        68.18%
Average shareholders' equity
  to average assets                     9.45%         7.16%

Net Interest Income

     Net interest income is a primary source of revenue for the Company. Net interest income results from the difference between the interest and fees earned on loans and investments and the interest paid on deposits to customers and other non-deposit sources of funds, such as repurchase agreements and short and long-term borrowed funds. Net interest margin is the difference between the gross (tax-effected) yield on earning assets and the cost of interest bearing funds as a percentage of earning assets. All discussion of net interest margin is on a fully taxable equivalent basis, using a 34% tax rate.

     Net interest income for the three months ended March 31, 2002 was $3.90 million, an increase of $1.01 million, or 34.9%, compared to the $2.89 million reported for the first quarter of 2001. The net interest margin improved to 3.49% for the first quarter of 2002 from 3.15% for the first quarter of 2001.

     Average interest-earning assets for the three months ended
March 31, 2002 were $453.1 million a $79.9 million, or 21.4%, increase over average earning assets of $373.2 million for the first quarter of 2001.

     Average interest-bearing liabilities for the three months ended March 31, 2002 were $390.5 million a $55.5 million, or 16.6%, increase over average interest-bearing liabilities of $335.0 million for the first quarter of 2001. In addition, non-interest-bearing deposits increased to $47.6 million, from $34.4 million for the same time period.

     The following are the key net interest margin ratios:

                                        Three Months Ended
                                             March 31,
                                        ------------------
                                         2002          2001
                                         ----          ----

Yield on average earning assets         6.70%         8.03%
Cost of supporting liabilities          3.32%         4.94%
Net interest margin                     3.49%         3.14%

     The lower yield on average earning assets for the first quarter of 2002, as compared to the first quarter of 2001, is primarily the result of declining interest rates throughout 2001. The lower cost of supporting liabilities is the combined result of: the repricing of guaranteed-rate promotional deposit programs run to increase money market deposits and previously run certificate of deposit promotional programs instituted to provide liquidity after the first quarter of 2001; declining interest rates throughout 2001; and the $13.2 million increase in non-interest-bearing deposits mentioned above.

     The $1.01 million increase in net interest income for the first quarter of 2002, as compared to the first quarter of 2001, can therefore be attributed to the net positive effect of $617,000 related to the increase in volume and the net positive effect of $391,000 related to the decline in interest rates.

Provision for Loan Losses

     The provision for loan losses for the quarter ended
March 31, 2002 was $315,000 compared to $290,000 for the first quarter of 2001. The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio. The $25,000, or 8.6%, increase in the provision between the first quarter of 2001 and the first quarter of 2002 is the result of the Company's efforts to maintain its asset quality ratios in light of the continued growth in the Company's loan portfolio. Please see further discussion under the caption "Allowance for Loan Losses."

Other Income

     Other income for the three months ended March 31, 2002 totaled $2.15 million, an increase of $500,000, or 30%, over other income of $1.65 million for the same period in 2001. Included in other income for 2002 is a $109,000 gain on the sale of $9.2 million in portfolio mortgage loans in January 2002 and a $22,000 gain on the sale of a single-family home owned by the Company located adjacent to the Bank's operations center in Leesport.

     Customer service fees increased 32.7% for the first quarter of 2002 as compared to the same period in 2001, from $205,000 to $272,000. This increase is primarily due to an expanded customer base, new services, and a new fee-pricing schedule.

     Income from mortgage banking activities increased by $99,000 or 56.6% for the first quarter of 2002 as compared to the same period in 2001, from $175,000 to $274,000. This increase is primarily due to continuing customer demand for mortgage loans as a result of lower interest rates, and the Bank's continuing ability to sell the mortgages in the secondary market.

    The Company's primary source of other income is commissions and other revenue generated through sales of insurance products through the Bank's insurance subsidiary, Essick & Barr, Inc. Revenues from insurance operations totaled $1.0 million for the first quarter of 2002 compared to $888,000 for the same period in 2001, an increase of 12.6%. This increase is attributable to the Company's continuing efforts to cultivate new business relationships.

     Revenues generated by the Bank's investment subsidiaries declined to $161,000, or 19%, for the first quarter of 2002, from $198,000 for the first quarter of 2001. While customer retention and growth remains strong, this decline is primarily the result of continued difficulties in generating investment revenues in light of market conditions and continued negative investor sentiment.

Other Expense

     Other expense for the quarter ended March 31, 2002 was $4.1 million compared to $3.6 million for the quarter ended March 31, 2001, a 14% increase.

     Salary and benefits expense for the first quarter of 2002 increased by 14% to $2.24 million from $1.96 million for the first quarter of 2001. This increase is primarily the result of an increase in the number of full time equivalent employees, to 190 at March 31, 2002 from 164 at March 31, 2001, as the Company continues to grow; overall merit increases applied to base salaries during the past twelve months; and increases in employee health insurance costs consistent with national trends.

     Occupancy and equipment expense for the first quarter of 2002 was $638,000, a $102,000 or 19% increase over the $536,000 for the first three months of 2001. This increase is primarily attributable to the addition and renovation of two financial services centers in the second half of 2001, renovations to the Company's operations center in Leesport, implementation of a new check imaging system, and costs associated with the Company's newly-constructed, leased executive and administrative office building, which was occupied in June 2001.

     Computer services increased 21%, to 336,000 for the first quarter of 2002 from $277,000 for the same period in 2001. Costs incurred during the first quarter of 2002 to convert and improve data communication lines among all the Company's locations contributed to the majority of this increase. As the process is completed during the second quarter of 2002, the Company expects data communication costs to decline.

     Also impacting noninterest expense for the first quarter of 2002 was a $66,000 decrease as a result of the cessation of goodwill amortization in connection with the adoption of Financial Accounting Standards Board Statement No. 142 on
January 1, 2002.

Income Taxes

     The effective income tax rate for the Company for the three months ended March 31, 2002 was 27.2% compared to 19.8% for the first quarter of 2001. The effective tax rate for 2002 was higher than the rate for the first quarter of 2001 primarily as a result of the decline in tax-advantaged interest income as a percentage of net income before taxes, from 43% for the quarter ended March 31, 2001 to 16% for the quarter ended March 31, 2002. In addition, adoption of FAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 decreased the Company's effective tax rate by 1.4% for the first quarter of 2002 as compared to the first quarter of 2001.

Financial Condition

     The total assets of the Company at March 31, 2002 were $502 million, a decrease of approximately $2 million, or 0.4%, since
December 31, 2001.

Securities Available for Sale

     Investment securities available for sale increased 1.2% to $148.8 million at March 31, 2002 from $147.0 million at December 31, 2001. Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity.

Loans

     Total loans increased to $315.2 million at March 31, 2002
from $301.9 million at December 31, 2001, an increase of $13.3 million or 4.4%.

     Commercial loans increased to $187.0 million at March 31, 2002 from $173.1 million at December 31, 2001, an increase of $13.9 million or 8.0%. This increase underscores the Company's focus on making higher yielding commercial loans to small and medium sized businesses in its market area.

     In addition, consumer loans, including home equity lending products, increased to $61.2 million at March 31, 2002 from $57.5 million at December 31, 2001, an increase of $3.7 million, or 6.4%. This increase is primarily the continuing result of successful home equity lending promotions.

     Loans secured by residential real estate (not including home equity lending products) decreased $3.0 million, or 4.3%, between December 31, 2001 and March 31, 2002, from $69.9 million to $66.9 million. This decline reflects the Company's financial management strategy of de-emphasizing the retention of such loans for its portfolio while focusing on the origination and sale of mortgage loans in the secondary market to generate income.

Allowance for Loan Losses

     The allowance for loan losses at March 31, 2002 was $3.9 million compared to $3.7 million at December 31, 2001. Additions to the allowance are made from time to time based upon management's assessment of credit quality factors existing at that time. The Company performs a review of the credit quality of its loan portfolio on a monthly basis to determine the adequacy of the allowance for loan losses. The allowance at March 31, 2002 was $3.9 million or 1.23% of outstanding loans compared to $3.8 million or 1.31% of outstanding loans at March 31, 2001 and $3.7 million or 1.23% of outstanding loans at December 31, 2001.

     The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio. Additions to the allowance are charged through the provision for loan losses. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, the value of any underlying collateral, risk characteristics in the loan portfolio, local and national economic conditions, and other relevant factors. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change. Based upon the results of such reviews, management believes that the allowance for loan losses at March 31, 2002 was adequate to absorb credit losses inherent in the portfolio at that date.

     The following table shows the activity in the Company's allowance for loan losses:

                                                        Three Months Ended
                                                        ------------------
                                                 March 31, 2002   March 31, 2001
                                                 --------------   --------------
                                                      (Amounts in thousands)
Loans outstanding at end of period
  (net of unearned income)                          $315,210         $291,394
Average balance of loans outstanding
  during the period                                  312,535          286,888
Balance of allowance for loan losses,
  beginning of period                                  3,723            3,571
Loans charged-off:
     Commercial, financial and agricultural               99               39
     Real estate - mortgage                               39               38
     Consumer                                             49               27
                                                    --------         --------
       Total loans charged-off                           187              104
Recoveries of loans previously charged-off:
     Commercial, financial and agricultural              (31)             (42)
     Real estate - mortgage                               (3)              (0)
     Consumer                                             (6)              (4)
                                                    --------         --------
       Total recoveries                                  (40)             (46)
                                                    --------         --------
Net loans charged-off                                    147               58
Provision for loan losses                                315              290
                                                    --------         --------
Balance, end of period                              $  3,891         $  3,803
                                                    ========         ========
Net charge-offs to average loans                         .05%             .02%
Allowance for loan losses to loans outstanding          1.23%            1.31%

     The following table summarizes the Company's non-performing assets:

                                                         March 31, 2002    December 31, 2001
                                                         --------------    -----------------
                                                               (Amounts in thousands)
Non-accrual loans
     Real estate - mortgage                                   $  74             $  215
     Consumer                                                     0                  5
     Commercial, financial and agricultural                     449                531
                                                              -----             ------
     Total                                                      523                751

Loans past due 90 days or more and still accruing interest
     Real estate - mortgage                                      75                  0
     Consumer                                                     6                  8
     Commercial, financial and agricultural                      30                 56
                                                              -----             ------
     Total                                                      111                 64

Troubled debt restructurings                                    116                116
                                                              -----             ------

Total non-performing loans                                      750                931

Other real estate owned                                         176                 54
                                                              -----              -----

Total non-performing assets                                   $ 926              $ 985
                                                              =====              =====

Non-performing loans to total loans                            0.24%              0.31%
Non-performing assets to total loans plus OREO                 0.29%              0.33%


Deposits

     Total deposits at March 31, 2002 were $355.2 million compared to $331.6 million at December 31, 2001, an increase of $23.6 million, or 7%. The factors contributing to this increase include successful promotional programs run during this period, the opening of a new branch in December 2001, and merger activity in our market area.

Borrowings

     Total debt decreased $26.3 million or 21.8% to $94.5 million at March 31, 2002 from $120.8 million at December 31, 2001. Federal funds purchased declined 100.0% to $0 at March 31, 2002 from $32.5 million at December 31, 2001. The average balance of federal funds purchased for the first quarter of 2002 was $7.0 million. The repayment of these funds was primarily accomplished throughout the quarter using proceeds of long-term debt and increases in deposit accounts.

     Long-term debt, composed of borrowings with the Federal
Home Loan Bank increased $7.0 million, while mandatory redeemable securities remained the same.

Off Balance Sheet Commitments

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

    A summary of the contractual amount of the Bank's financial instrument commitments is as follows:

                                      March 31,    December 31,
                                        2002           2001
                                        ----           ----
                                          (In thousands)

Commitments to grant loans           $20,992         $12,820
Unfunded commitments under
   lines of credit                    71,558          49,696
Outstanding letters of credit          3,163           2,070

Capital

     Total shareholders' equity decreased $7,000, to $45.214 million at March 31, 2002 from $45.221 million at December 31, 2001. The decrease is the net result of net income for the period of $1.085 million less dividends declared of $464,000, proceeds of $152,000 from the issuance of shares of common stock under the Company's employee and director stock plans, and net unrealized losses on securities available for sale, net of tax, of $780,000.

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

     An important indicator in the banking industry is the leverage ratio, defined as the ratio of Tier I capital less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at March 31, 2002 was 9.55% compared to 10.03% at December 31, 2001. The decrease in this ratio resulted primarily from the increases in average deposits and borrowings which in turn increased average total assets while Tier I capital increased as the result of changes in unrealized gains and losses on available-for-sale securities. The mandatory redeemable securities are included for regulatory purposes as Tier I capital with certain limiting restrictions. At March 31, 2002 the entire amount of these securities was allowable to be included as Tier I capital for the Company. For both periods, the capital ratios were above minimum regulatory guidelines.

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

     The following table sets forth the Company's capital ratios:

                                                               Minimum        Minimum Amount
                                                                Amount          To Be Well
                                                             For Capital    Capitalized Under
                                                               Adequacy     Prompt Corrective
                                              Actual           Purposes     Action Provisions
                                          -----------------------------------------------------
                                          Amount   Ratio     Amount   Ratio     Amount    Ratio
                                          -----------------------------------------------------
                                                        (Amounts In Thousands)
As of March 31, 2002:
Total capital (to risk-weighted assets):
  Leesport Financial Corp.               $50,354   14.53%   $27,723    8.00%   $34,653   10.00%
  Leesport Bank                           45,772   13.32     27,485    8.00     34,356   10.00
Tier I capital (to risk-weighted assets):
  Leesport Financial Corp.                46,378   13.38     13,861    4.00     20,792    6.00
  Leesport Bank                           41,880   12.19     13,743    4.00     20,614    6.00
Tier I capital (to average assets):
  Leesport Financial Corp.                46,378    9.55     19,434    4.00     24,292    5.00
  Leesport Bank                           41,880    8.75     19,154    4.00     23,942    5.00

As of December 31, 2001:
Total capital (to risk-weighted assets):
  Leesport Financial Corp.               $49,338   14.78%   $26,705    8.00%   $33,381   10.00%
  Leesport Bank                           33,520   10.13     26,474    8.00     33,092   10.00
Tier I capital (to risk-weighted assets):
  Leesport Financial Corp.                45,616   13.67     13,352    4.00     20,029    6.00
  Leesport Bank                           29,798    9.00     13,237    4.00     19,856    6.00
Tier I capital (to average assets):
  Leesport Financial Corp.                45,616   10.03     18,191    4.00     22,739    5.00
  Leesport Bank                           29,798    6.62     17,994    4.00     22,493    5.00

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

     At March 31, 2002, the Company had a total of $94.5 million, or 18.8%, of total assets in borrowed funds. These borrowings included $20.3 million of repurchase agreements with customers, $69.2 million of term borrowings with the Federal Home Loan Bank, and $5.0 million in mandatory redeemable capital securities. The FHLB borrowings have final maturities ranging from July 2002 through December 2009 at interest rates ranging from 1.89% to 6.63%. At March 31, 2002, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $129 million.

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

Item 3 - Quantitative and Qualitative Disclosures about Market
         Risk

     There have been no material changes in the Company's assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings - None

Item 2.     Changes in Securities - None

Item 3.     Defaults Upon Senior Securities - None

Item 4.     Submission of Matters to Vote of Security Holders -
            None

Item 5.     Other Information - None

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

Exhibit No.      Title

   3.1 Articles of Incorporation of the Company.
                 (Incorporated by Reference to Exhibit 3.1 to the Company's Form 10-K filed March 20, 2002.)

   3.2 Bylaws of the Company. (Incorporated by
                 Reference to Exhibit 3.2 to the Company's
                 Form 10-K filed March 20, 2002.)

            (b) Reports on Form 8-K

                 None



                           SIGNATURES

     Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             LEESPORT FINANCIAL CORP.
                                     (Registrant)


Dated:  May 14, 2002         By  /s/Raymond H. Melcher, Jr.
                                 -------------------------------
                                 Raymond H. Melcher, Jr.
                                 Chairman, President and Chief
                                 Executive Officer

Dated:  May 14, 2002         By  /s/ Stephen A. Murray
                                 -------------------------------
                                 Stephen A. Murray
                                 Chief Financial Officer and
                                 Senior Vice President



SL1 261703v1/03002.001