Form 10-Q
period 2002-06-30
FIRST LEESPORT BANCORP INC
filed 2002-08-14
CIK 775662

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q

(X)  Quarterly Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the Quarterly Period
     Ended June 30, 2002,
                                or
( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the Transition Period from
     _________________ to _________________.

                           No. 0-14555
                     (Commission File Number)

                     LEESPORT FINANCIAL CORP.
                     ------------------------
      (Exact name of Registrant as specified in its charter)

          PENNSYLVANIA                            23-2354007
(State or other jurisdiction of                I.R.S. Employer
 incorporation or organization)              Identification No.)

1240 Broadcasting Road, Wyomissing, Pennsylvania          19610
    (Address of principal executive offices)          (Zip Code)

                          (610) 208-0966
       (Registrant's telephone number, including area code)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  [X]    No  [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                    Number of Shares Outstanding
                                        as of August 6, 2002
COMMON STOCK ($5.00 Par Value)               3,097,772
        (Title of Class)                (Outstanding Shares)



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



Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               LEESPORT FINANCIAL CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share data)

                                         June 30,   December 31,
                                           2002         2001
                                        ---------   ------------
ASSETS
Cash and Due from Banks                 $ 12,434      $ 18,885
Interest-bearing Deposits in Other
  Banks                                      200           831
Federal Funds Sold                         9,650             -
                                        --------      --------
Total Cash & Cash Equivalents             22,284        19,716
Mortgage Loans Held for Sale               5,013        12,209
Securities Available for Sale            153,546       146,957
Loans, Net of Allowance for Loan Losses
  6/02 - $4,123; 12/01 - $3,723          318,634       298,200
Premises and Equipment, Net               10,751         9,623
Goodwill                                   4,309         4,309
Accrued Interest Receivable and Other
  Assets                                  13,989        12,495
                                         -------      --------
    TOTAL ASSETS                        $528,526      $503,509
                                        ========      ========
LIABILITIES:
DEPOSITS:
Non-interest Bearing                    $ 55,876      $ 43,476
Interest Bearing                         317,157       288,101
                                        --------       -------
TOTAL DEPOSITS                           373,033       331,577
Federal Funds Purchased                        -        32,500 Securities
Sold Under Agreements
  to Repurchase                           20,732        21,074
Long-term Debt                            75,300        62,200
Mandatory Redeemable Capital
  Securities Of Subsidiary Trust           5,000         5,000
Accrued Interest Payable
  and Other Liabilities                    6,942         5,937
                                        --------      --------
    TOTAL LIABILITIES                    481,007       458,288
                                        --------      --------

SHAREHOLDERS' EQUITY
Common Stock, $5.00 Par Value;            15,483        15,397
Authorized 10,000,000 shares,
 Issued and outstanding,
          3,096,554 in 2002
          3,079,338 in 2001
Surplus                                   13,683        13,510
Retained Earnings                         17,303        16,055
Accumulated Other Comprehensive
  Income                                   1,050           259
                                        --------      --------

TOTAL SHAREHOLDERS' EQUITY                47,519        45,221
                                        --------      --------

    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY              $528,526      $503,509
                                        ========      ========

The accompanying notes are an integral part of these financial statements.



            LEESPORT FINANCIAL CORP. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except share data)

                                    Three Months Ended               Six Months Ended
                                   ------------------               ----------------
                              June 30, 2002   June 30, 2001   June 30, 2002   June 30, 2001
                              -------------   -------------   -------------   -------------
INTEREST INCOME
Interest & Fees on Loans           $5,810          $5,930         $11,354         $11,784
Interest on Securities:
  Taxable                           1,703           1,121           3,224           2,200
  Tax-Exempt                          199             148             415             290
Dividend Income                        50              66             116             152
Interest on Deposits with Banks         3              23               7              30
Interest on Federal Funds Sold          5             142               9             251
                                   ------          ------         -------         -------
    TOTAL INTEREST INCOME           7,770           7,430          15,125          14,707
                                   ------          ------         -------         -------

INTEREST EXPENSE
Interest on Deposits                2,415           3,509           4,905           7,038
Interest on Short-term Borrowings      86             118             198             264
Interest on Long-term Debt          1,006             812           1,993           1,640
                                   ------          ------          ------          ------
    TOTAL INTEREST EXPENSE          3,507           4,439           7,096           8,942
                                   ------          ------          ------          ------

NET INTEREST INCOME                 4,263           2,991           8,029           5,765
Provision for Loan Losses             345             225             660             515
                                   ------          ------          ------          ------
Net Interest Income after the
  Provision for Loan Losses         3,918           2,766           7,369           5,250

OTHER INCOME
Customer Service Fees                 312             266             584             471
Mortgage Banking Activities           213             204             486             379
Brokerage and Investment
  Advisory Fees                       185             184             346             382
Commissions on Insurance Sales      1,038             987           2,082           1,864
Other Income                          298             292             696             491
Net Realized Gain on Sale of
  Securities                           62              12              62               8
                                   ------          ------          ------          ------
    TOTAL OTHER INCOME              2,108           1,945           4,256           3,595
                                   ------          ------          ------          ------
OTHER EXPENSES
Salaries and Benefits               2,260           1,907           4,495           3,870
Occupancy Expense                     391             270             774             550
Furniture and Equipment Expense       282             260             537             525
Computer & Processing Services        346             279             681             556
Goodwill Amortization                   -              67               -             133
Other Real Estate Expenses             (5)             58              (7)            111
Other Operating Expenses            1,198             893           2,101           1,610
                                   ------          ------          ------          ------
    TOTAL OTHER EXPENSES            4,472           3,734           8,581           7,355
                                   ------          ------          ------          ------
Income before Income Taxes          1,554             977           3,044           1,490
Income Taxes                          431             265             836             367
                                   ------          ------         -------          ------
    NET INCOME                     $1,123          $  712         $ 2,208          $1,123
                                   ======          ======         =======          ======

EARNINGS PER SHARE DATA:

Averages Shares Outstanding     3,095,415       1,870,842       3,090,421       1,866,179
Basic Earnings Per Share            $0.36           $0.38           $0.71           $0.60
Average Shares Outstanding for
  Diluted Earnings Per Share    3,118,810       1,874,268       3,103,732       1,869,120
Diluted Earnings Per Share          $0.36           $0.38           $0.71           $0.60
Cash Dividends Declared Per Share   $0.16           $0.15           $0.31           $0.30


The accompanying notes are an integral part of these financial statements.



            LEESPORT FINANCIAL CORP. AND SUBSIDIARIES
    UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (In thousands)

                                          Six Months Ended
                                          ----------------
                                   June 30, 2002   June 30, 2001
                                   -------------   -------------

Net Income                            $2,208          $ 1,123
                                      ------          -------
Other Comprehensive Income
  (Loss), net of tax:
  Unrealized gains (losses) on
    securities arising during
    the period, net of tax
    expense (benefit):
    2002 - $408; 2001 - $119             832              231
  Less: Reclassification adjust-
    ments for gains included in
    net income, net of tax
    expense (benefit):
    2002 - $21; 2001 - $3                 41                5
                                      ------           ------
  Other Comprehensive Income
    (Loss)                               791              226
                                      ------           ------
Comprehensive Income                  $2,999           $1,349
                                      ======           ======

The accompanying notes are an integral part of these financial statements.



            LEESPORT FINANCIAL CORP. AND SUBSIDIARIES
         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands)

                                          Six Months Ended
                                          ----------------
                                   June 30, 2002   June 30, 2001
                                   -------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net Income                           $  2,208        $  1,123
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
Provision for loan losses                 660             515
Provision for depreciation and
  amortization                            426             502
Net amortization of securities
  premiums and discounts                  284              12
Deferred income taxes                       7               -
Net realized (gain) loss on sale of
  foreclosed real estate                  (18)             48
Amortization of goodwill                    -             133
Amortization of mortgage servicing
  rights                                   34              11
Earnings on investment in life
  insurance                              (166)           (217)
Increase in mortgage servicing rights    (192)            (44)
Net gain on loans held for sale          (437)           (291)
Loans originated for sale             (25,457)        (15,819)
Proceeds from sale of loans            33,090          14,588
Net realized gain on sale of
  securities                              (62)             (8)
Net realized gain on property
  and equipment                            (5)              -
  (Increase) decrease in accrued
    interest receivable and other
    assets                             (1,580)            236
Increase in accrued interest
  payable and other liabilities           972           1,147
                                     --------        --------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                            9,764           1,936
                                     --------        --------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Available for sale securities:
  Principal repayments, maturities
     and calls                         31,916           8,878
  Purchases                           (40,018)        (41,776)
  Proceeds from sales                   2,142          17,967
Loans made to customers, net of
  repayments                          (21,241)        (10,577)
Net increase (decrease) in Federal
  Home Loan Bank stock                    348          (1,337)
Proceeds from sale of foreclosed
  real estate                             160             257
Purchases of premises and equipment    (1,595)         (1,374)
Proceeds from sale of premises
  and equipment                            46               -
                                     --------        --------
NET CASH USED IN INVESTING
  ACTIVITIES                          (28,242)        (27,962)
                                     --------        --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Net increase in deposits               41,456          40,888
Net decrease in federal funds
  purchased                           (32,500)           (600)
Net increase (decrease) in
  securities sold under
  agreements to repurchase               (342)          1,475
Proceeds from long-term debt           13,100               -
Issuance of common stock                  259             255
Cash dividends paid                      (927)           (558)
                                     --------        --------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                           21,046          41,460
                                     --------        --------
Increase in cash and
  cash equivalents                      2,568          15,434
Cash and cash equivalents:
  Beginning                            19,716          12,149
                                     --------        --------
  Ending                             $ 22,284        $ 27,583
                                     ========        ========
Cash payments for:
Interest                             $  7,335        $  8,916
                                     ========        ========
Income taxes                         $    850        $    382
                                     ========        ========

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Other real estate acquired in
    settlement of loans              $    147        $    268
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

     2. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

     3. For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold.

     4. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     5.  Earnings Per Common Share

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

     Earnings per common share for the three months and six months ended June 30, 2002 and 2001 have been computed based upon the following:

                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                       ------------------   ----------------
                                        2002        2001     2002    2001
                                       ------      ------   ------   ----
                                                      (In thousands)
Net income available to
  shareholders                         $1,123      $  712   $2,208    $1,123
                                       ======      ======   ======    ======
Average number of shares
  outstanding                           3,095       1,871    3,090     1,866
Effect of dilutive stock
  options                                  24           3       14         3
                                       ------      ------   ------    ------
Average number of shares
  outstanding used to calculate
  diluted earnings per share            3,119       1,874    3,104     1,869
                                       ======      ======   ======    ======

     During the first six months of 2002, there were 17,216 shares of common stock issued under the Company's employee and director stock plans.

     6. In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, letters of credit and commitments to sell loans. Such financial instruments are recorded in the consolidated balance sheets when they become receivable or payable.

     7.  Recently Issued Accounting Standards

     The Company adopted Statement No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002 and has accordingly ceased amortization of all goodwill. During the first quarter of 2002, the Company completed the transitional impairment test of goodwill. In all instances, the estimated fair values of the reporting segments exceeded their book values; and therefore, no write-down of goodwill was required as of January 1, 2002. Goodwill as of June 30, 2002 was allocated by segment as follows: insurance services - $3.8 million; investment services - $.5 million.

     The Company's net income and earnings per share for the three months and six months ended June 30, 2002 and 2001, adjusted to exclude goodwill amortization are as follows (in thousands, except per share data):

                                      Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                      ------------------   ----------------
                                       2002        2001     2002      2001
                                       ----       ------   ------    ------
Net income, as reported               $1,123      $  712   $2,208    $1,123
Add back: goodwill amortization,
  net of tax                               -          64        -       129
                                      ------      -------   ------    ------
Adjusted net income                   $1,123      $  776   $2,208    $1,252
                                      ======      ======   ======    ======
Basic and diluted earnings per share
  As reported                         $ 0.36      $ 0.38   $ 0.71    $ 0.60
  As adjusted                         $ 0.36      $ 0.41   $ 0.71    $ 0.67

     In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for as asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated assets retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Company on January 1, 2003 and is not expected to have a significant impact on the Company's financial condition or results of operations.

     8.  Segment Information

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

                                            Banking
                                              and
                                           Financial    Insurance  Investment
                                           Services     Services    Services      Total
                                           --------     ---------  ---------      -----
                                                       (In thousands)
Three months ended June 30, 2002:
  Revenues from external sources            $ 5,148       $1,038       $185      $ 6,371
  Income before income taxes                  1,528           81        (55)       1,554
Six months ended June 30, 2002:
  Revenues from external sources              9,857        2,082        346       12,285
  Income before income taxes                  3,023          170       (149)       3,044

Three months ended June 30, 2001:
  Revenues from external sources            $ 3,765       $  987       $184      $ 4,936
  Income before income taxes                    950           72        (45)         977
Six months ended June 30, 2001:
  Revenues from external sources              7,114        1,864        382        9,360
  Income before income taxes                  1,557           38       (105)       1,490

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

     Net income for the quarter ended June 30, 2002 was $1,123,000, an increase of 58%, as compared to $712,000 for the same period in 2001. For the first six months of 2002, net income was $2.2 million or 100% above the $1.1 million reported for the first six months of 2001. Basic and diluted earnings per share were $.36 and $.71 for the second quarter and first six months of 2002, respectively, compared to $.38 and $.60 for the second quarter and first six months of 2001.

     The following are the key ratios for the periods:

                                       Three Months Ended            Six Months Ended
                                            June 30,                      June 30,
                                       ------------------            ----------------
                                       2002          2001            2002          2001
                                       ----          ----            ----          ----
Return on average assets               0.88%        0.67%            0.89%        0.55%
Return on average
  shareholders' equity                 9.74%        9.21%            9.40%        7.64%
Dividend payout ratio                 44.44%       39.47%           43.66%       50.00%
Average shareholders' equity
  to average assets                    9.04%        6.86%            9.46%        7.14%

Net Interest Income

     Net interest income continues to be a primary source of revenue for the Company. Net interest income results from the difference between the interest and amortizable fees earned on loans and investments and the interest paid on deposits to customers and other non-deposit sources of funds, such as repurchase agreements and short and long-term borrowed funds. Net interest margin is the difference between the gross (tax-effected) yield on earning assets and the cost of interest bearing funds as a percentage of earning assets. All discussion of net interest margin is on a fully taxable equivalent basis using a 34% tax rate.

     Net interest income for the second quarter of 2002 was $4.3 million, an increase of 43% as compared to the $3.0 million reported for the second quarter of 2001. For the first six months of 2002, net interest income was $8.0 million, an increase of 38% as compared to $5.8 million for the first six months of 2001. The net interest margin improved to 3.72% for the second quarter of 2002 from 3.19% for the second quarter of 2001 and to 3.60% for the six months ended June 30, 2002 from 3.16% for the six months ended June 30, 2001.

     The following summarizes net interest margin information:

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                            2002                         2001
                                            ----                         ----
                                            Interest                     Interest
                                 Average    Income/   %        Average   Income/       %
                                 Balance    Expense  Rate      Balance   Expense      Rate
                                 -------    -------  ----      -------   -------      ----
                                               (In thousands, except percentages)
Assets:

Loans (1)(2)
  Commercial                     $192,742   $3,408    7.09     $154,288  $3,353        8.72
  Mortgage                         66,539    1,193    7.17       85,172   1,602        7.52
  Consumer                         62,116    1,230    7.94       48,502   1,022        8.45
  Other                             1,044        -       -        3,899       -           -
Investments (2)                   149,451    2,057    5.52       86,730   1,436        6.64
Federal Funds Sold                  1,441        5    1.34       13,205     142        4.31
                                 --------   ------             --------  ------
Total Earning Assets             $473,333   $7,893    6.69     $391,796  $7,555        7.73
                                 ========   ======             ========  ======
Liabilities:

Transaction Accounts             $161,747   $  634    1.57     $127,890  $1,014        3.18
Certificates of Deposit           148,830    1,781    4.80      163,983   2,495        6.10
Short-term Borrowings              19,372       86    1.78       11,205     118        4.22
Long-term Borrowings               69,929      868    4.98       43,500     675        6.22
Mandatory Redeemable
  Capital Securities                5,000      138   11.05        5,000     137       10.99
                                 --------   ------             --------  ------
Total Interest-bearing
  Liabilities                     404,878    3,507    3.47      351,578   4,439        5.06
                                 --------   ------             --------  ------
Noninterest-bearing
  Liabilities                      53,354                       39,016
                                 --------                      --------
Total Cost of Funds              $458,232   $3,507    3.07     $390,594  $4,439       4.55
                                 ========   ======             ========  ======
Net Interest Margin
 (fully taxable
 equivalent)                                           3.72                           3.19
                                                       ====                           ====
                                                    Six Months Ended June 30,
                                                    ------------------------
                                            2002                         2001
                                            ----                         ----
                                            Interest                     Interest
                                 Average    Income/   %        Average   Income/       %
                                 Balance    Expense  Rate      Balance   Expense      Rate
                                 -------    -------  ----      -------   -------      ----
                                               (In thousands, except percentages)

Assets:

Loans (1)(2)
  Commercial                    $187,154    $ 6,621     7.13    $151,861  $ 6,622      8.79
  Mortgage                        68,923      2,574     7.47      85,478    3,181      7.44
  Consumer                        60,208      2,201     7.37      47,973    2,066      8.68
  Other                            1,230          -        -       3,125        -         -
Investments (2)                  144,442      3,972     5.55      83,315    2,822      6.47
Federal Funds Sold                 1,300          9     1.38      10,811      251      4.68
                                --------    -------             --------   ------
Total Earning Assets            $463,256    $15,377     6.69     $382,563  $14,942     7.88
                                ========    =======             ========  =======
Liabilities:

Transaction Accounts            $153,355    $ 1,208     1.59    $118,115  $ 1,949      3.33
Certificates of Deposit          149,242      3,697     5.00     165,646    5,089      6.20
Short-term Borrowings             21,132        198     1.79      11,052      264      4.56
Long-term Borrowings              69,018      1,717     5.02      43,500    1,365      6.33
Mandatory Redeemable
  Capital Securities               5,000        276    11.11       5,000      275     11.09
                                --------    -------             --------   ------
Total Interest-bearing
  Liabilities                    397,748      7,096     3.60     343,313    8,942      5.25
                                --------    -------             --------   ------
Noninterest-bearing
  Liabilities                     50,470                          36,699
                                --------                         --------
Total Cost of Funds             $448,218     $7,096     3.19     $380,012  $8,942      4.75
                                ========     ======              ========  ======
Net Interest Margin
 (fully taxable
 equivalent)                                            3.60                           3.16
                                                        ====                           ====

     (1)  Loan fees have been included in the interest income

          totals presented.  Nonaccrual loans have been included

          in average loan balances.
     (2)  Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax

          rate of 34%.

     The increase in net interest income for the three and six month periods is primarily the result of the growth in earning assets. Average earning assets for the quarter ended June 30, 2002 increased to $473 million from $392 million for the quarter ended June 30, 2001 and to $463 million for the six months ended June 30, 2002 from $383 million for the six months ended June 30, 2001.

     Also contributing to the increase in net interest income is the fact that the decline in the yield on average earning assets between the two quarters and six month periods was less than the decline in the cost of average supporting liabilities for the same periods. The overall declines in interest rates are mainly the result of the declining interest rate environment in 2001 and 2002. However, the Company's cost of supporting liabilities was also impacted favorably by the repricing of guaranteed-rate promotional deposit programs run to increase money market deposits and previously run certificate of deposit promotional programs instituted to provide liquidity after the first quarter of 2001. In addition, average non-interest bearing deposits increased to $53 million for the second quarter of 2002 from $39 million for the second quarter of 2001 and to $50 million for the six months ended June 30, 2002 from $37 million for the six months ended June 30, 2001.

     Therefore, on a fully taxable equivalent basis, the $1.3 million dollar increase in net interest income for the second quarter of 2002, as compared to the second quarter of 2001, can be attributed to the net positive effect of $1.2 million related to the increase in volume and the net positive effect of $0.1 million related to the decline in interest rates. On a fully taxable equivalent basis, the $2.3 million increase in net interest income for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, can be attributed to the net positive effect of $2.0 million related to the increase in volume and the net positive effect of $0.3 million related to the decline in interest rates.

Provision for Loan Losses

     The provision for loan losses for the quarter ended June 30, 2002 was $345,000 compared to $225,000 for the second quarter of 2001, a 53% increase. For the first six months of 2002, the provision for loan losses was $660,000 compared to $515,000 for the first six months of 2001. The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio. The $145,000 increase in the provision between the six-month period ended June 30, 2002 and the six-month period ended June 30, 2001 is the result of the Company's efforts to maintain its asset quality ratios in light of the continued growth in the Company's loan portfolio. Please see further discussion under the caption "Allowance for Loan Losses."

Other Income

     Total other income for the three months ended June 30, 2002 increased 10.5% over the same period in 2001, to $2.1 million from $1.9 million and 19.4% for the six-month period to $4.3 million in 2002 from $3.6 million in 2001.

     Included in other income for 2002 is a $16,000 gain on the sale of approximately $5.0 million in portfolio mortgage loans in June, a $17,000 loss on the replacement of several ATMs for technological reasons in May, a $109,000 gain on the sale of approximately $9.2 million in portfolio mortgage loans in January, and a $22,000 gain on the sale of a single-family home owned by the Company in March. Included in other income for 2001 is a $40,000 net gain on the sale of approximately $4.9 million of portfolio mortgage loans in May.

     Customer service fees increased 17.3% for the second quarter of 2002, as compared to the same period in 2001, to $312,000 from $266,000. For the six-month period ended June 30, 2002, customer service fees increased 24.0%, as compared to the same period in 2001, to $584,000 from $471,000. These increases are primarily due to an expanded customer base, new services, and a new fee-pricing schedule.

     The Company's primary source of other income is commissions and other revenue generated through sales of insurance products by the Bank's insurance subsidiary, Essick & Barr, Inc. Revenues from insurance operations totaled $1,038,000 for the second quarter of 2002 compared to $987,000 for the same period in 2001, an increase of 5.2%. Revenues for the six-month period ended June 30, 2002 totaled $2,082,000 compared to $1,864,000 for the same period in 2002, an increase of 11.7%. These increases are attributable to the Company's continuing efforts to cultivate new business relationships.

     Income from mortgage banking activities increased slightly for the second quarter of 2002 as compared to the second quarter of 2001, to $213,000 from $204,000. However, income from mortgage banking activities for the six months ended June 30, 2002 increased to $486,000 from $379,000 for the six months ended June 30, 2001, or by 28.2%. These increases are primarily due to continuing customer demand for mortgage loans as a result of lower interest rates and the Bank's continuing ability to sell the mortgages in the secondary market.

     Revenues generated by the Bank's investment subsidiaries also increased slightly for the second quarter of 2002 as compared to the second quarter of 2001, to $185,000 from $184,000. For the six months ended June 30, 2002, however, overall revenues declined, when compared to the six months ended June 30, 2001, by 9.4%, to $346,000 from $382,000.
This decline is primarily the result of continued difficulties in generating investment revenues in light of market conditions and continued negative investor sentiment.

Other Expense

     Other expense for the three months ended June 30, 2002 was $4.5 million compared to $3.7 million for 2001, an increase of 21.6%. Other expense for the first six months of 2002 was $8.6 million compared to $7.4 million in 2001, an increase of 16.2%.

     Salary and benefits expense, the largest component in the other expense category, increased by $0.4 million, or 21.1%, for the second quarter of 2002 as compared to the second quarter of 2001, to $2.3 million from $1.9 million. For the six months ended June 30, 2002, salary and benefits expense increased by $0.6 million, or 15.4%, to $4.5 million from $3.9 for the six months ended June 30, 2001. These increases are primarily the result of an increase in the number of full time equivalent employees, to 196 at June 30, 2002 from 170 at June 30, 2001, as the Company continues to grow; overall merit increases applied to base salaries; and increase in employee health insurance costs consistent with national trends.

     Occupancy and equipment expense for the second quarter of 2002 was $673,000, a $143,000 or 27.0% increase over the $530,000 for the second quarter of 2001. For the first six months of 2002, occupancy and equipment expense was $1,311,000, a $236,000, or 22%, increase over the first six months of 2001. This increase is primarily attributable to the addition and related renovations of three financial service centers opened in July 2001, December 2001, and May 2002; renovations to the Company's operations center in Leesport; and costs associated with the Company's newly-constructed, leased executive and administrative office building, which was occupied in June 2001.

     Computer & processing services expenses increased 24.0%, to $346,000 for the second quarter of 2002 from $279,000 for the same period in 2001. For the six months ended June 30, 2002, computer & processing services expenses increased 22.5%, to $681,000 from $556,000 for the same period in 2001. Costs incurred during the first six months of 2002 to convert and improve data communication lines among all the Company's locations contributed to the majority of this increase. As the process is completed during the third quarter of 2002, the Company expects data communication costs to decline. Also contributing to the increase is the overall growth of the Company and the accompanying increases in demand for services, and fee increases imposed by outside processors.

     Also impacting non-interest expenses for the second quarter of 2002 and the six months ended June 30, 2002 were $67,000 and $133,000 decreases, respectively, as a result of the cessation of goodwill amortization in connection with the adoption of Financial Accounting Standards Board Statement No. 142 on January 1, 2002.

Income Taxes

     The effective income tax rate for the Company for the quarter ended June 30, 2002 was 27.7% compared to 27.1% for the quarter ended June 30, 2001. For the first six months of 2002 the effective income tax rate was 27.5% compared to 24.6% for the first six months of 2001. The effective tax rate for the second quarter of 2002 was higher than the rate for the second quarter of 2001 as the result of a decline in tax-advantaged interest income as a percentage of net income before taxes, from 25.1% for the quarter ended June 30, 2001 to 15.2% for the quarter ended June 30, 2002. The effective tax rate for the six months ended June 30, 2002 was higher than the rate for the six months ended June 30, 2001 also as the result of the decline in tax-advantaged interest income as a percentage of net income before taxes, from 31.1% to 16.1%.

     In addition, adoption of FAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 decreased the Company's effective tax rate by 1.5% for the second quarter of 2002 as compared to the second quarter of 2001 and by 1.4% for the six months ended June 30, 2002 as compared to the same period in 2001.

Financial Condition

     The total assets of the Company at June 30, 2002 were $528.5 million, an increase of approximately $25 million, or 5%, since December 31, 2001.

Securities Available for Sale

     Investment securities available for sale increased 4.4% to $153.5 million at June 30, 2002 from $147.0 million at December 31, 2001. Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity.

Loans

     Total loans increased to $322.8 million at June 30, 2002 from $301.9 million at December 31, 2001, an increase of $20.9 million, or 6.9%.

     The following summarizes the components of the Company's loan portfolio:

                                June 30,2002   December 31, 2001
                                ------------   -----------------
                                          (In thousands)

Residential real estate           $103,999          $109,435
Commercial                          99,070           111,772
Commercial, secured by real
  estate                            87,609            54,799
Consumer, net of unearned
  income                            13,215            11,376
Home equity lines of credit         18,864            14,541
                                  --------          --------
     Total Loans                   322,757           301,923

Allowance for loan losses           (4,123)           (3,723)
                                  --------          --------
  Loans, net of allowance
    for loan losses               $318,634          $298,200
                                  ========          ========

     Commercial loans increased to $186.7 million at June 30, 2002 from $166.6 million at December 31, 2001, an increase of $20.1 million, or 12.1%. This increase underscores the Company's continuing focus on making higher yielding commercial loans to small and medium sized businesses in our market area.

     In addition, home equity lines of credit increased to $18.9 million at June 30, 2002 from $14.5 million at December 31, 2001, an increase of $4.4 million, or 30.3%. This increase is primarily the continuing result of successful home equity lending promotions.

     Loans secured by residential real estate (including fixed-term home equity lending products) decreased $5.4 million, or 5%, between December 31, 2001 and June 30, 2002, from $109.4 million to $104.0 million. This decline is mainly the result of the sale of approximately $5.0 million of fixed-rate, portfolio residential mortgages into the secondary market in the second quarter of 2002. The sale of these mortgages in the secondary market reflects the Company's continuing financial management strategy of de-emphasizing the retention of such loans for its portfolio.

Allowance for Loan Losses

     The allowance for loan losses at June 30, 2002 was $4.1 million compared to $3.7 million at December 31, 2001. Additions to the allowance are made from time to time based upon management's assessment of credit quality factors existing at that time. The Company performs a review of the credit quality of its loan portfolio on a monthly basis to determine the adequacy of the allowance for loan losses. The allowance at June 30, 2002 was 1.28% of outstanding loans compared to 1.35% of outstanding loans at June 30, 2001, and 1.23% of outstanding loans at December 31, 2001.

     The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio.
Additions to the allowance are charged through the provision for loan losses. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, the value of any underlying collateral, risk characteristics in the loan portfolio, local and national economic conditions, and other relevant factors. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change. Based upon the results of such reviews, management believes that the allowance for loan losses at June 30, 2002 was adequate to absorb credit losses inherent in the portfolio at that date.

     The following table shows the activity in the Company's allowance for loan losses:

                                                  Three Months Ended             Six Months Ended
                                                       June 30,                       June 30,
                                                  ------------------           ------------------
                                                  2002          2001           2002         2001
                                                  ----          ----           ----         ----
                                                   (In thousands)                (In thousands)
Loans outstanding at end of period
  (net of unearned income)                      $322,757      $292,992        $322,757  $292,992
Average balance of loans outstanding
  during the period                              322,440       291,861         317,516   288,437
Balance of allowance for loan losses,
  beginning of period                              3,891         3,803           3,723     3,571
Loans charged-off:
     Commercial, financial and agricultural           65            24             164        63
     Real estate - mortgage                           16            32              55        70
     Consumer                                         50            25              99        52
                                                --------      --------        --------  --------
Total loans charged-off                              131            81             318       185
Recoveries of loans previously charged-off
     Commercial, financial and agricultural           (6)            -             (37)      (42)
     Real estate - mortgage                           (6)            -              (9)        -
     Consumer                                         (6)           (5)            (12)       (9)
                                                --------      --------        --------  --------
Total recoveries                                     (18)           (5)            (58)      (51)
                                                --------      --------        --------  --------
Net loans charged-off                                113            76             260       134
Provision for loan losses                            345           225             660       515
                                                --------      --------        --------  --------
Balance, end of period                          $  4,123      $  3,952          $4,123    $3,952
                                                --------      --------        --------  --------
Net charge-offs to average loans                     .04%          .03%           0.08%     0.05%
Allowance for loan losses to loans outstanding      1.28%         1.35%           1.28%     1.35%

     The following table summarizes the Company's non-performing assets:

                                                               June 30, 2002    December 31, 2001
                                                               -------------    -----------------
                                                                          (In thousands)
Non-accrual loans
  Real estate - mortgage                                          $  153           $  215
  Consumer                                                             -                5
  Commercial, financial and agricultural                             379              531
                                                                  ------           ------
Total                                                                532              751

Loans past due 90 days or more and still accruing interest
  Real estate - mortgage                                             187                -
  Consumer                                                             -                8
  Commercial, financial and agricultural                             121               56
                                                                  ------           ------
Total                                                                308               64

Troubled debt restructurings                                         115              116
                                                                  ------           ------
Total non-performing loans                                           955              931

Other real estate owned                                               59               54
                                                                  ------           ------
Total non-performing assets                                       $1,014           $  985
                                                                  ======           ======
Non-performing loans to total loans                                  .30%            0.31%
Non-performing assets to total loans plus OREO                       .31%            0.33%

Premises & Equipment

     Premises and equipment, net of accumulated depreciation and amortization, increased $1.2 million, or 12.5%, between December 31, 2001 and June 30, 2002, to $10.8 million from $9.6 million.

     Major additions to this category in 2002 include: the purchase of property adjacent to the Hamburg financial center for $202,000 for much needed expansion; the purchase of property in Exeter Township, Berks County, Pennsylvania for $740,000 for the construction of a new financial center; expenditures for furniture and equipment totaling approximately $87,000 for the temporary financial center established in Exeter Township until the aforementioned construction is completed.

     In addition, the Company received approval during the second quarter of 2002 from the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking to construct a new branch in South Heidelberg Township, Berks County, Pennsylvania.

Deposits

     Total deposits at June 30, 2002 were $373.0 million compared to $331.6 million at December 31, 2001, an increase of $41.4 million, or 12.5%.

     The following summarizes the components of the Company's deposit liabilities:

                               June 30, 2002   December 31, 2001
                               -------------   -----------------
                                       (In thousands)

Demand, non-interest bearing      $ 55,876          $ 43,476
Demand, interest bearing           116,728            96,672
Savings                             51,362            41,338
Time, $100,000 and over             23,225            22,906
Time, other                        125,842           127,185
                                  --------          --------
Total deposits                    $373,033          $331,577
                                  ========          ========

     Factors contributing to the overall increase in total deposits include: successful promotional programs run throughout the first six months of 2002; the opening of new branches in December 2001, and May 2002; and merger activity in our market area. The decrease in other time deposits of $1.3 million, or
0.9%, reflects our customers' uncertainty about longer-term interest rate movement and our efforts to reduce the cost of funds by reducing our reliance on higher rate certificates of deposit accounts.

Borrowings

     Total debt decreased $19.8 million, or 16.4%, to $101.0 million at June 30, 2002 from $120.8 million at December 31, 2001. Federal funds purchased declined 100.0% to $0 at June 30, 2002 from $32.5 million at December 31, 2001. The average balance of federal funds purchased for the first six months of 2002 was $5.0 million. The repayment of these funds throughout the six-month period ended June 30, 2002 was accomplished using the proceeds of long-term debt and increases in deposit accounts.

     Long-term debt, composed of borrowings with the Federal Home Loan Bank, increased $13.1 million between December 31, 2001 and June 30, 2002. The additional borrowings were made to take advantage of relatively low long-term interest rates.

Off Balance Sheet Commitments

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

     A summary of the contractual amount of the Bank's financial instrument commitments is as follows:

                                         June 30,   December 31,
                                           2002         2001
                                         --------   ------------
                                               (In thousands)

Commitments to grant loans                $11,442      $12,820
Unfunded commitments under
   lines of credit                         79,041       49,696
Outstanding letters of credit               3,499        2,070

Investment in Leesport Mortgage LLC

     In May 2002, the Company's subsidiary, Leesport Bank, jointly formed Leesport Mortgage LLC with a real estate company. Leesport Mortgage LLC was formed to provide mortgage brokerage services, including, without limitation, any activity in which a mortgage broker may engage. It is operated as a permissible "affiliated business arrangement" within the meaning of the Real Estate Settlement Procedures Act of 1974. Leesport Bank's initial investment was $15,000.

Capital

     Total shareholders' equity increased $2.3 million to $47.5 million at June 30, 2002 from $45.2 million at December 31, 2001. The increase is the net result of net income for the period of $2.2 million less dividends declared of $0.96 million, proceeds of $259,000 from the issuance of shares of common stock under the Company's employee and director stock plans, and net unrealized gains on securities available for sale, net of tax, of $791,000.

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


                                          June 30, 2002   December 31, 2001
                                          -------------   -----------------
                                                    (In thousands)
Tier I Capital:

Total Equity Capital                         $47,519          $45,221
Less:  net unrealized gains
   (losses) on available for sale
   securities                                  1,050              259
Mandatory redeemable capital securities        5,004            5,000
Less:  disallowed goodwill and other
  intangible assets                            4,362            4,346
                                             -------          -------
Tier I Capital                                47,111           45,616
                                             -------          -------

Tier II Capital:

Allowance for loan losses includible
  in Tier II capital                           4,123            3,722
Unrealized gains on available for sale
  equity securities includible in
  Tier II capital                                 93                -
                                             -------          -------
Allowable Tier II Capital                      4,216            3,722
                                             -------          -------
Total Risk-based Capital                     $51,327          $49,338
                                             =======          =======

     The adequacy of the Company's capital is reviewed on an ongoing basis with regard to size, composition and quality of the Company's resources. An adequate capital base is important for continued growth and expansion in addition to providing an added protection against unexpected losses.

     An important indicator in the banking industry is the leverage ratio, defined as the ratio of Tier I capital less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at June 30, 2002, was 9.30% compared to 10.03% at December 31, 2001. The decrease in this ratio resulted primarily from the increase in deposits, which in turn increased average total assets by 11.4%, while Tier I capital only increased by 3.3%. The mandatory redeemable securities are included for regulatory purposes as Total I capital with certain limiting restrictions. At June 30, 2002, the entire amount of these securities was allowable to be included as Tier I capital for the Company. For both periods, the capital ratios were above minimum regulatory guidelines.

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

     The following table sets forth the Company's capital ratios:

                                                                             Minimum         Minimum Amount
                                                                             Amount            To Be Well
                                                                           For Capital      Capitalized Under
                                                                            Adequacy        Prompt Corrective
                                                         Actual             Purposes        Action Provisions
                                                   Amount     Ratio     Amount     Ratio     Amount   Ratio
                                                                     (Amounts In Thousands)
As of June 30, 2002:
Total capital (to risk-weighted assets):
  Leesport Financial Corp.                         $51,327    14.26%    $28,792     8.00%    $35,990  10.00%
  Leesport Bank                                     47,278    13.23      28,584     8.00      35,730  10.00
Tier I capital (to risk-weighted assets):
  Leesport Financial Corp.                          47,111    13.09      14,396     4.00      21,594   6.00
  Leesport Bank                                     43,144    12.08      14,291     4.00      21,438   6.00
Tier I capital (to average assets):
  Leesport Financial Corp.                          47,111     9.30      20,262     4.00      25,328   5.00
  Leesport Bank                                     43,144     8.59      20,100     4.00      25,126   5.00

As of December 31, 2001:
Total capital (to risk-weighted assets):
  Leesport Financial Corp.                         $49,338    14.78%    $26,705     8.00%    $33,381  10.00%
  Leesport Bank                                     33,520    10.13      26,474     8.00      33,092  10.00
Tier I capital (to risk-weighted assets):
  Leesport Financial Corp.                          45,616    13.67      13,352     4.00      20,029   6.00
  Leesport Bank                                     29,798     9.00      13,237     4.00      19,856   6.00
Tier I capital (to average assets):
  Leesport Financial Corp.                          45,616    10.03      18,191     4.00      22,739   5.00
  Leesport Bank                                     29,798     6.62      17,994     4.00      22,493   5.00

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

     At June 30, 2002, the Company had a total of $101 million or 19.1% of total assets in borrowed funds. These borrowings included $20.7 million of repurchase agreements with customers, $75.3 million of term borrowing with the Federal Home Loan Bank having final maturities ranging from July 2002 through December 2009 at interest rates ranging from 1.89% to 6.63%. At June 30, 2002, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $136 million.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes in the Company's assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to Vote of Security Holders -

     At the annual meeting of shareholders held on April 23, 2002, shareholders of the Company ratified the appointment of Beard Miller Company LLP as the Company's independent auditors for the year ending December 31, 2002. The Company's shareholders also elected Charles J. Hopkins, William J. Keller, Raymond H. Melcher, Jr. and Roland C. Moyer as Class II directors of the Company to serve until 2005. The votes cast in such matters were as follows:

                                                  Abstentions/
                             For      Against   Broker Non-Votes
                          ---------   -------   ----------------
Ratification of Beard
  Miller Company LLP as
  independent auditors    2,602,635    18,854        17,183

     There was no solicitation in opposition to the nominees of the Board of Directors. The votes cast in the election with respect to each individual nominee were as follows:

        Nominee                                For      Withheld
-----------------------                     ---------   --------
Charles J. Hopkins                          2,600,849    37,823
William J. Keller                           2,597,689    40,983
Raymond H. Melcher, Jr.                     2,569,812    68,860
Roland C. Moyer                             2,594,545    44,127

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

Exhibit No.         Title

  3.1 Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)

  3.2               Bylaws of the Company (Incorporated by
                    reference to Exhibit 3.2 to the Company's
                    Annual Report on Form 10-K for the year ended December 31, 2000.)

  99.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LEESPORT FINANCIAL CORP.
                              (Registrant)

Dated:  August 14, 2002       By /s/Raymond H. Melcher, Jr.
                                 -------------------------------
                                 Raymond H. Melcher, Jr.
                                 Chairman, President and Chief
                                 Executive Officer

Dated:  August 14, 2002       By /s/ Stephen A. Murray
                                 -------------------------------
                                 Stephen A. Murray
                                 Senior Vice President and
                                 Chief Financial Officer