Form 10-Q
period 2002-09-30
LEESPORT FINANCIAL CORP
filed 2002-11-15
CIK 775662

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                           FORM 10-Q

(X)  Quarterly Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the Quarterly Period
     Ended September 30, 2002,
                                or
( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the Transition Period from
     _________________ to _________________.

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

                  Yes  [X]    No  [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                    Number of Shares Outstanding
                                        as of November 1, 2002
COMMON STOCK ($5.00 Par Value)               3,240,796
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

     These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company's control). The words "may," "could," "should," would, "believe," "anticipate," "estimate," "expect," intend, "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; the Company's ability to successfully integrate any assets, customs, systems and management personnel acquired by the Company; changes in consumer spending and saving habits; the effects of attacks upon or armed conflicts involving the United States or its interests; and the success of the Company at managing the risks involved in the foregoing.

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



Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           LEESPORT FINANCIAL CORP. AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share data)

                                      September 30,  December 31,
                                          2002           2001
                                      ------------   -----------
ASSETS
Cash and Due from Banks                 $ 14,661      $ 18,885
Interest-bearing Deposits in Other
  Banks                                      232           831
Federal Funds Sold                         1,300             -
                                        --------      --------
Total Cash & Cash Equivalents             16,193        19,716
Mortgage Loans Held for Sale               7,323        12,209
Securities Available for Sale            160,523       146,957
Loans, Net of Allowance for Loan Losses
  9/02 - $4,468; 12/01 - $3,723          333,106       298,200
Premises and Equipment, Net               10,721         9,623
Goodwill                                   4,309         4,309
Accrued Interest Receivable and Other
  Assets                                  16,936        12,495
                                         -------      --------
    TOTAL ASSETS                        $549,111      $503,509
                                        ========      ========
LIABILITIES:
DEPOSITS:
Non-interest Bearing                    $ 53,872      $ 43,476
Interest Bearing                         327,546       288,101
                                        --------       -------
TOTAL DEPOSITS                           381,418       331,577
Federal Funds Purchased                        -        32,500
Securities Sold Under Agreements
  to Repurchase                           21,999        21,074
Long-term Debt                            75,800        62,200
Mandatory Redeemable Capital
  Securities Of Subsidiary Trusts         15,000         5,000
Accrued Interest Payable
  and Other Liabilities                    5,492         5,937
                                        --------      --------
    TOTAL LIABILITIES                    499,709       458,288
                                        --------      --------

SHAREHOLDERS' EQUITY
Common Stock, $5.00 Par Value;            15,540        15,397
Authorized 10,000,000 shares,
 Issued and outstanding,
          3,107,954 in 2002
          3,079,338 in 2001
Surplus                                   13,833        13,510
Retained Earnings                         17,894        16,055
Accumulated Other Comprehensive
  Income                                   2,135           259
                                        --------      --------

TOTAL SHAREHOLDERS' EQUITY                49,402        45,221
                                        --------      --------

    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY              $549,111      $503,509
                                        ========      ========

The accompanying notes are an integral part of these financial statements.



           LEESPORT FINANCIAL CORP. AND SUBSIDIARIES
          UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
              (In thousands, except share data)

                                    Three Months Ended              Nine Months Ended
                                    ------------------              -----------------
                              Sept 30, 2002   Sept 30, 2001   Sept 30, 2002   Sept 30, 2001
                              -------------   -------------   -------------   -------------
INTEREST INCOME
Interest & Fees on Loans           $5,780          $5,749         $17,133         $17,493
Interest on Securities:
  Taxable                           1,753           1,294           4,978           3,480
  Tax-exempt                          189             199             604             503
Dividend Income                        58              52             174             204
Interest on Deposits with Banks         9              30              16              60
Interest on Federal Funds Sold         26              64              35             315
                                   ------          ------         -------         -------
    TOTAL INTEREST INCOME           7,815           7,388          22,940          22,055
                                   ------          ------         -------         -------

INTEREST EXPENSE
Interest on Deposits                2,387           3,273           7,291          10,310
Interest on Short-term Borrowings      79             118             276             383
Interest on Long-term Debt          1,094             860           3,089           2,460
                                   ------          ------          ------          ------
    TOTAL INTEREST EXPENSE          3,560           4,251          10,656          13,153
                                   ------          ------          ------          ------

NET INTEREST INCOME                 4,255           3,137          12,284           8,902
Provision for Loan Losses             390             225           1,050             740
                                   ------          ------          ------          ------
Net Interest Income after the
  Provision for Loan Losses         3,865           2,912          11,234           8,162

OTHER INCOME
Customer Service Fees                 309             300             893             771
Mortgage Banking Activities           377             345             862             764
Brokerage and Investment
  Advisory Fees                       174             186             520             568
Commissions on Insurance Sales      1,139           1,078           3,221           2,966
Other Income                          348             166           1,045             593
Net Realized Gain (Loss) on Sale
  of Securities                        (9)             42              53              50
                                   ------          ------          ------          ------
    TOTAL OTHER INCOME              2,338           2,117           6,594           5,712
                                   ------          ------          ------          ------
OTHER EXPENSES
Salaries and Benefits               2,443           2,013           6,938           5,883
Occupancy Expense                     406             336           1,179             887
Furniture and Equipment Expense       336             152             873             677
Computer & Processing Services        368             330           1,050             906
Advertising & Marketing               250             192             807             551
Goodwill Amortization                   -              66               -             199
Other Real Estate Expenses             31               9              25             122
Other Operating Expenses              832             691           2,375           1,919
                                   ------          ------          ------          ------
    TOTAL OTHER EXPENSES            4,666           3,789          13,247          11,144
                                   ------          ------          ------          ------
Income before Income Taxes          1,537           1,240           4,581           2,730
Income Taxes                          429             438           1,265             805
                                   ------          ------         -------          ------
    NET INCOME                     $1,108          $  802         $ 3,316          $1,925
                                   ======          ======         =======          ======



EARNINGS PER SHARE DATA:

Average Shares Outstanding      3,100,929       1,874,516       3,093,962       1,868,988
Basic Earnings Per Share            $0.36           $0.43           $1.07           $1.03
Average Shares Outstanding for
  Diluted Earnings Per Share    3,120,404       1,876,945       3,109,018       1,871,574
Diluted Earnings Per Share          $0.36           $0.43           $1.07           $1.03
Cash Dividends Declared Per Share   $0.16           $0.15           $0.47           $0.45


The accompanying notes are an integral part of these financial statements.

            LEESPORT FINANCIAL CORP AND SUBSIDIARIES
   UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
           (Amounts in thousands, except share data)

                                                                                 Accum-
                                                                                 ulated
                                                                                 Other
                                         Common Stock                           Compre-
                                      Number of                                 hensive
                                        Shares      Par              Retained    Income    Treasury
                                        Issued     Value   Surplus   Earnings    (Loss)      Stock       Total
Balance, December 31, 2001            3,079,338   $15,397  $13,510   $16,055    $   259          -     $45,221

Comprehensive income:
Net income                                    -        -         -     3,316          -          -       3,316
Change in net unrealized gains
  (losses) on securities available
  for sale, net of reclassification
  adjustment                                  -        -         -         -      1,876          -       1,876

Total comprehensive income                                 	                                             5,192

Common stock issued in
  connection with acquisitions            9,460       47       128         -          -          -         175
Common stock issued                      19,156       96       197         -          -          -         292
Cash dividends declared ($.47 per
  share)                                      -        -         -    (1,478)         -          -      (1,478)
Balance, September 30, 2002           3,107,954   15,540    13,834    17,894      2,135          -      49,402
                                      =========   ======    ======    ======      =====     =======     ======


Balance, December 31, 2000            1,858,919    9,295     4,999    14,583       (469)        (62)    28,346

Comprehensive income:
Net income                                    -        -         -     1,925          -           -      1,925
Change in net unrealized gains
  (losses) on securities available
  for sale, net of reclassifi-
  cation adjustment                           -        -         -         -       2,215          -      2,215

Total comprehensive income                    -        -         -         -           -        -        4,140

Reissuance of treasury stock in
  connection with director and
  employee stock purchase plans               -        -         7         -          -        62           69

Common stock issued                      16,975       84       159         -          -         -          243

Cash dividends declared ($.45 per
  share)                                      -        -          -      (842)         -         -        (842)

Balance, September 30, 2001            1,875,894  $ 9,379   $ 5,165   $15,666     $1,746    $    0     $31,956

The accompanying notes are an integral part of these financial statements.

          LEESPORT FINANCIAL CORP. AND SUBSIDIARIES
  UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (In thousands)

                                         Three Months Ended Sept 30,
                                                  ----------------------------
                                                       2002             2001
                                                       ----             ----

Net Income                                            $1,108          $   802
                                                      ------          -------
Other Comprehensive Income
  (Loss), net of tax:
  Unrealized gains (losses) on
    securities arising during
    the period, net of tax
    expense (benefit):
    2002 - $560; 2001 - $1,024                         1,079            2,017

  Less: Reclassification adjust-
    ments for gains (losses) included in
    net income, net of tax
    expense (benefit):
    2002 - $(3); 2001 - $14                               (6)              28
                                                      ------           ------
  Other Comprehensive Income
    (Loss)                                             1,085            1,989
                                                      ------           ------
Comprehensive Income                                  $2,193           $2,791
                                                      ======           ======

                                                   Nine Months Ended Sept 30,
                                                   ---------------------------
                                                       2002             2001
                                                       ----             ----

Net Income                                            $3,316          $ 1,925
                                                      ------          -------
Other Comprehensive Income
  (Loss), net of tax:
  Unrealized gains (losses) on
    securities arising during
    the period, net of tax
    expense (benefit):
    2002 - $1,100; 2001 - $1,141                       1,911            2,248

  Less: Reclassification adjust-
    ments for gains included in
    net income, net of tax
    expense (benefit):
    2002 - $18; 2001 - $17                                35               33
                                                      ------           ------
  Other Comprehensive Income
    (Loss)                                             1,876            2,215
                                                      ------           ------
Comprehensive Income                                  $5,192           $4,140
                                                      ======           ======

The accompanying notes are an integral part of these financial statements.



            LEESPORT FINANCIAL CORP. AND SUBSIDIARIES
         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands)

                                          Nine Months Ended
                                          -----------------
                                   Sept 30, 2002   Sept 30, 2001
                                   -------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net Income                           $  3,316        $  1,925
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
Provision for loan losses               1,050             740
Provision for depreciation and
  amortization                            678             363
Net amortization of securities
  premiums and discounts                  462              35
Deferred income taxes                       7               -
Net realized (gain) loss on sale of
  foreclosed real estate                   (7)             49
Amortization of goodwill                    -             199
Amortization of mortgage servicing
  rights                                   82              27
Earnings on investment in life
  insurance                              (247)           (297)
Increase in mortgage servicing rights    (240)            (44)
Net gain on loans held for sale          (813)           (592)
Loans originated for sale             (37,749)        (18,503)
Proceeds from sale of loans            43,448          18,986
Net realized gain on sale of
  securities                              (53)            (50)
Net realized (gain) loss on property
  and equipment                            (5)             38
(Increase) decrease in accrued
  interest receivable and other
  assets                                 (791)            187
Increase (decrease) in accrued interest
  payable and other liabilities          (145)            690
                                     --------        --------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                            8,993           3,753
                                     --------        --------


CASH FLOWS FROM INVESTING
  ACTIVITIES:
Available for sale securities:
  Principal repayments, maturities
     and calls                         44,916           9,349
  Purchases                           (73,223)        (60,322)
  Proceeds from sales                  12,951          23,396
Loans made to customers, net of
  repayments                          (36,117)        (18,548)
Net decrease in Federal
  Home Loan Bank stock                    169             837
Proceeds from sale of foreclosed
  real estate                             180             441
Purchases of premises and equipment    (1,817)         (2,316)
Proceeds from sale of premises
  and equipment                            46             819
Acquisition  OF assets                   (175)              -
                                              --------           --------
NET CASH USED IN INVESTING
  ACTIVITIES                          (53,070)        (46,344)
                                              --------           --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Net increase in deposits               49,841          33,593
Net decrease in federal funds
  purchased                           (32,500)           (600)
Net increase in securities sold
  under agreements to repurchase          925           4,150
Proceeds from long-term debt           19,100          10,000
Repayment of long-term debt            (5,500)              -
Net proceeds from issuance of Trust
   Preferred Securities                 9,700               -
Issuance of common stock                  466             315
Cash dividends paid                    (1,478)           (845)
                                     --------        --------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                           40,554          46,613
                                     --------        --------
Increase (decrease) in cash and
  cash equivalents                     (3,523)          4,022
Cash and cash equivalents:
  Beginning                            19,716          12,160
                                     --------        --------
  Ending                             $ 16,193        $ 16,182
                                     ========        ========
Cash payments for:
Interest                             $ 11,220        $ 13,156
                                     ========        ========
Income taxes                         $  1,600        $    875
                                     ========        ========
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Other real estate acquired in
    settlement of loans              $    161        $    434
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

     2. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

     Earnings per common share for the three months and nine months ended September 30, 2002 and 2001 have been computed based upon the following:

                                       Three Months Ended   Nine Months Ended
                                            Sept 30,            Sept 30,
                                       ------------------   ----------------
                                        2002       2001       2002    2001
                                       ------     ------     ------   ----
                                                   (In thousands)
Net income available to
  shareholders                         $1,108     $  802     $3,316    $1,925
                                       ======     ======     ======    ======
Average number of shares
  outstanding                           3,101      1,875      3,094     1,869
Effect of dilutive stock
  options                                  19          2         15         3
                                       ------     ------     ------    ------
Average number of shares
  outstanding used to calculate
  diluted earnings per share            3,120      1,877      3,109     1,872
                                       ======     ======     ======    ======

     During the first nine months of 2002, there were 19,156 shares of common stock issued under the Company's employee and director stock plans.

     6. In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, letters of credit and commitments to sell loans. Such financial instruments are recorded in the consolidated balance sheets when they become receivable or payable.

     7.  Recently Issued Accounting Standards

     The Company adopted Statement No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002 and has accordingly ceased amortization of all goodwill. During the first quarter of 2002, the Company completed the transitional impairment test of goodwill. In all instances, the estimated fair values of the reporting segments exceeded their book values; and therefore, no write-down of goodwill was required as of January 1, 2002. Goodwill as of September 30, 2002 was allocated by segment as follows: insurance services - $3.8 million; investment services
- $0.5 million.

     The Company's net income and earnings per share for the three months and nine months ended September 30, 2002 and 2001, adjusted to exclude goodwill amortization are as follows (in thousands, except per share data):

                                      Three Months Ended   Nine Months Ended
                                           Sept 30,            Sept 30,
                                      ------------------   ----------------
                                       2002        2001     2002      2001
                                       ----       ------   ------    ------
Net income, as reported               $1,108      $  802   $3,316    $1,925
Add back: goodwill amortization,
  net of tax                               -          64        -       194
                                      ------      ------   ------    ------
Adjusted net income                   $1,108      $  866   $3,316    $2,119
                                      ======      ======   ======    ======
Basic and diluted earnings per share
  As reported                         $ 0.36      $ 0.43   $ 1.07    $ 1.03
  As adjusted                         $ 0.36      $ 0.46   $ 1.07    $ 1.13

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

     In April 2002, the Financial Accounting Standards Board issued Statement No. 124, "Rescission of Statements No. 4, 44 and 64, Amendment of Statement No. 13." This Statement requires that debt extinguishment no longer be classified as an extraordinary item since debt extinguishment has become a risk management strategy for many companies. It also eliminates the inconsistent accounting treatment for sale-leaseback transactions and certain lease modifications that have economic effects similar to sale-leaseback transactions. This Statement became effective May 15, 2002 and did not have a significant impact on the Company's financial condition or results of operations.

     In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement delays recognition of these costs until liabilities are incurred and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a significant impact on the Company's financial condition or results of operations.

     In October 2002, the Financial Accounting Standards Board issued Statement No. 147, "Acquisitions of Certain Financial Institutions." This Statement provides guidance on accounting for the acquisition of a financial institution, including the acquisition of part of a financial institution. The Statement defines criteria for determining whether the acquired financial institution meets the conditions for a "business combination." If the acquisition meets the conditions of a "business combination," the specialized accounting guidance under Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" will not apply after September 30, 2002 and the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of Statement No. 147. The transition provisions were effective on October 1, 2002 and did not have an impact on the Company's financial condition or results of operations.

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

                                            Banking
                                              and
                                           Financial    Insurance  Investment
                                           Services     Services    Services      Total
                                           --------     ---------  ---------      -----
                                                       (In thousands)
Three months ended Sept 30, 2002:
  Revenues from external sources            $ 5,280       $1,139       $174      $ 6,593
  Income before income taxes                  1,501          140       (104)       1,537
Nine months ended Sept 30, 2002:
  Revenues from external sources             15,137        3,221        520       18,878
  Income before income taxes                  4,524          310       (253)       4,581

Three months ended Sept 30, 2001:
  Revenues from external sources            $ 3,990      $ 1,078       $186      $ 5,254
  Income before income taxes                    905          334          1        1,240
Nine months ended Sept 30, 2001:
  Revenues from external sources             11,080        2,966        568       14,614
  Income before income taxes                  1,926          798          6        2,730


9. Acquisitions

     On August 30, 2002, the Company completed its purchase of certain assets of First Affiliated Investment Group, an investment management and brokerage firm located in State
College, Pennsylvania. In addition to cash payments of $175,000, the Company issued 9,460 shares of its common stock at a price of $18.50, resulting in a deal value of $350,010.

        Subsequent Event

     On October 1, 2002, the Company completed its acquisition of The Boothby Group, Inc., a full service insurance agency headquartered in Blue Bell, Pennsylvania. In addition to cash payments of $3.6 million, the Company has issued 132,448 shares of its common stock at a price of $18.12 resulting in a deal value of $6.0 million. Contingent payments totaling up to $1.6 million, payable in stock at the then current market values, are based on The Boothby Group, Inc. achieving certain earnings levels over the next five years.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Overview

     Net income for the quarter ended September 30, 2002 was $1,108,000, an increase of 38%, as compared to $802,000 for the same period in 2001. For the first nine months of 2002, net income was $3.3 million or 74% above the $1.9 million reported for the first nine months of 2001. Basic and diluted earnings per share were $.36 and $1.07 for the third quarter and first nine months of 2002, respectively, compared to $.43 and $1.03 for the third quarter and first nine months of 2001.

     The following are the key ratios for the periods:

                                       Three Months Ended            Nine Months Ended
                                            Sept 30,                      Sept 30,
                                       ------------------            ----------------
                                       2002          2001            2002          2001
                                       ----          ----            ----          ----
Return on average assets               0.82%        0.72%            0.87%        0.60%
Return on average
  shareholders' equity                 9.30%       10.94%            9.53%        8.72%
Dividend payout ratio                 44.44%       34.88%           43.93%       43.69%
Average shareholders' equity
  to average assets                   11.33%        6.62%           11.02%        6.95%

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

     Net interest income for the third quarter of 2002 was $4.4 million, an increase of 33% as compared to the $3.3 million reported for the third quarter of 2001. For the first nine months of 2002, net interest income was $12.7 million, an increase of 37% as compared to $9.3 million for the first nine months of 2001. The net interest margin improved to 3.52% for the third quarter of 2002 from 3.21% for the third quarter of 2001 and to 3.58% for the nine months ended September 30, 2002 from 3.17% for the nine months ended September 30, 2001.

     The following summarizes net interest margin information:

                                               Three Months Ended Sept 30,
                                               ---------------------------
                                            2002                         2001
                                            ----                         ----
                                            Interest                     Interest
                                 Average    Income/   %        Average   Income/     %
                                 Balance    Expense  Rate      Balance   Expense    Rate
                                 -------    -------  ----      -------   -------    ----
                                               (In thousands, except percentages)
Assets:

Loans (1)(2)
  Commercial                     $201,910   $3,539    6.95     $162,714  $3,262      7.95
  Mortgage                         60,292    1,099    7.29       80,424   1,511      7.52
  Consumer                         66,430    1,163    6.95       50,587   1.024      8.03
  Other                             1,315        -       -        2,825       -         -
Investments (2)                   157,585    2,108    5.31      101,647   1,671      6.52
Federal Funds Sold                  5,813       26    1.77        6,660      64      3.81
                                 --------   ------             --------  ------
Total Earning Assets             $493,345   $7,936    6.38     $404,857  $7,532      7.38
                                 ========   ======             ========  ======
Liabilities:

Transaction Accounts             $171,506   $  651    1.51     $133,753  $  907      2.69
Certificates of Deposit           152,769    1,736    4.51      158,477   2,366      5.92
Short-term Borrowings              17,424       79    1.80       13,866     118      3.38
Long-term Borrowings               76,273      949    4.94       48,825     722      5.87
Mandatory Redeemable
  Capital Securities                5,109      145   11.26        5,000     138     10.95
                                 --------   ------             --------  ------
Total Interest-bearing
  Liabilities                     423,081    3,560    3.34      359,921   4,251      4.69
                                    --------   ------               --------   ------
Noninterest-bearing
  Liabilities                      56,807                       40,326
                                 --------                      --------
Total Cost of Funds              $479,888   $3,560    2.94     $400,247  $4,251      4.21
                                 ========   ======             ========  ======
Net Interest Margin
 (fully taxable equivalent)                           3.52                           3.21
                                                      ====                           ====
                                                 Nine Months Ended Sept 30,
                                                 --------------------------
                                            2002                         2001
                                            ----                         ----
                                            Interest                      Interest
                                 Average    Income/   %        Average    Income/      %
                                 Balance    Expense  Rate      Balance    Expense     Rate
                                 -------    -------  ----      -------    -------     ----
                                               (In thousands, except percentages)

Assets:

Loans (1)(2)
  Commercial                    $192,127    $ 6,621     7.13    $155,590   $ 9,849    8.46
  Mortgage                        66,015      2,574     7.47      83,775     4,692    7.47
  Consumer                        62,304      2,201     7.37      48,782     3,090    8.47
  Other                            1,258          -        -       3,024         -       -
Investments (2)                  148,870      6,080     5.46      89,492     4,493    6.71
Federal Funds Sold                 2,821         35     1.66      11,353       315    3.71
                                --------    -------             --------    ------
Total Earning Assets            $473,395    $23,313     6.58    $392,016   $22,439    7.65
                                ========    =======             ========   =======
Liabilities:

Transaction Accounts            $159,471    $ 1,858     1.56    $123,385   $ 2,855    3.09
Certificates of Deposit          150,431      5,433     4.83     161,652     7,454    6.17
Short-term Borrowings             19,882        278     1.87      12,000       382    4.26
Long-term Borrowings              71,610      2,666     4.98      46,063     2,049    5.95
Mandatory Redeemable
  Capital Securities               5,037        420    11.15       5,000       413   11.04
                                --------    -------             --------    ------
Total Interest-bearing
  Liabilities                    406,431     10,654     3.50     348,100    13,153    5.05
                                --------    -------             --------    ------
Noninterest-bearing
  Liabilities                     50,470                          37,923
                                --------                        --------
Total Cost of Funds             $459,037    $10,654     3.10    $386,023   $13,153    4.56
                                ========    =======             ========   =======
Net Interest Margin
 (fully taxable
 equivalent)                                            3.58                          3.17
                                                        ====                          ====

     (1) Loan fees have been included in the interest income totals presented. Nonaccrual loans have been included in average loan balances.
     (2) Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

     The increase in net interest income for the three and nine month periods is primarily the result of the growth in earning assets. Average earning assets for the quarter ended
September 30, 2002 increased to $493 million from $405 million for the quarter ended September 30, 2001 and to $473 million for the nine months ended September 30, 2002 from $392 million for the nine months ended September 30, 2001.

     Also contributing to the increase in net interest income is the fact that the decline in the yield on average earning assets between the two quarters and nine month periods was less than the decline in the cost of average supporting liabilities for the same periods. The overall declines in interest rates are mainly the result of the declining interest rate environment in 2001 and 2002. However, the Company's cost of supporting liabilities was also impacted favorably by the repricing of guaranteed-rate promotional deposit programs run to increase money market deposits and previously run certificate of deposit promotional programs instituted to provide liquidity after the first quarter of 2001. In addition, average non-interest bearing deposits increased to $57 million for the third quarter of 2002 from $40 million for the third quarter of 2001 and to $50 million for the nine months ended September 30, 2002 from $38 million for the nine months ended September 30, 2001.

     Therefore, on a fully taxable equivalent basis, the $1.1 million dollar increase in net interest income for the third quarter of 2002, as compared to the third quarter of 2001, can be attributed to the net positive effect of $1.0 million related to the increase in volume and the net positive effect of $0.1 million related to the decline in interest rates. On a fully taxable equivalent basis, the $3.4 million increase in net interest income for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, can be attributed to the net positive effect of $3.0 million related to the increase in volume and the net positive effect of $0.4 million related to the decline in interest rates.

Provision for Loan Losses

     The provision for loan losses for the quarter ended September 30, 2002 was $390,000 compared to $225,000 for the third quarter of 2001, a 73% increase. For the first nine months of 2002, the provision for loan losses was $1,050,000 compared to $740,000 for the first nine months of 2001. The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio. The $310,000 increase in the provision between the nine-month period ended September 30, 2002 and the nine-month period ended September 30, 2001 is the result of the Company's efforts to maintain its asset quality ratios in light of the continued growth in the Company's loan portfolio, to $337.6 million at September 30, 2002 from $300.5 million at September 30, 2001. The ratio of the allowance for loan losses to loans outstanding at September 30, 2002 and September 30, 2001 was 1.32% and 1.30%, respectively. Please see further discussion under the caption "Allowance for Loan Losses."

Other Income

     Total other income for the three months ended September 30, 2002 increased 9.5% over the same period in 2001, to $2.3 million from $2.1 million and 15.8% for the nine-month period to $6.6 million in 2002 from $5.7 million in 2001.

     Included in other income for 2002 is a $44,000 gain on the sale of approximately $3.3 million in portfolio mortgage loans in July, a $16,000 gain on the sale of approximately $5.0 million in portfolio mortgage loans in June, a $17,000 loss on the replacement of several ATMs for technological reasons in May, a $109,000 gain on the sale of approximately $9.2 million in portfolio mortgage loans in January, and a $22,000 gain on the sale of a single-family home owned by the Company in March. Included in other income for 2001 is a $40,000 net gain on the sale of approximately $4.9 million of portfolio mortgage loans in May and the loss on the sale of a former administrative office of $38,000 in July.

     Customer service fees increased 3.0% for the third quarter of 2002, as compared to the same period in 2001, to $309,000 from $300,000. For the nine-month period ended September 30, 2002, customer service fees increased 15.8%, as compared to the same period in 2001, to $893,000 from $771,000. These increases are primarily due to an expanded customer base, new services, and a new fee-pricing schedule which was instituted in June of 2001.

     The Company's primary source of other income is commissions and other revenue generated through sales of insurance products by the Bank's insurance subsidiary, Essick & Barr. Revenues from insurance operations totaled $1,139,000 million for the third quarter of 2002 compared to $1,078,000 for the same period in 2001, an increase of 5.7%. Revenues for the nine-month period ended September 30, 2002 totaled $3,221,000 compared to $2,966,000 for the same period in 2002, an increase of 8.6%. These increases are attributable to the Company's continuing efforts to cultivate new business relationships.

     Income from mortgage banking activities increased slightly for the third quarter of 2002 as compared to the third quarter of 2001, to $377,000 from $345,000. However, income from mortgage banking activities for the nine months ended September 30, 2002 increased to $862,000 from $764,000 for the nine months ended September 30, 2001, or by 12.8%. These increases are primarily due to continuing customer demand for mortgage loans as a result of lower interest rates and the Bank's continuing ability to sell the mortgages in the secondary market.

     Revenues generated by the Bank's investment subsidiaries decreased slightly for the third quarter of 2002 as compared to the third quarter of 2001, to $174,000 from $186,000. For the nine months ended September 30, 2002 overall revenues declined, when compared to the nine months ended September 30, 2001, by 8.5%, to $520,000 from $568,000. This decline is primarily the result of continued difficulties in generating investment revenues in light of market conditions and continued negative investor sentiment.

Other Expense

     Other expense for the three months ended September 30, 2002 was $4.7 million compared to $3.8 million for 2001, an increase of 23.7%. Other expense for the first nine months of 2002 was $13.2 million compared to $11.1 million in 2001, an increase of 18.9%.

     Salary and benefits expense, the largest component in the other expense category, increased by $0.4 million, or 20.0%, for the third quarter of 2002 as compared to the third quarter of 2001, to $2.4 million from $2.0 million. For the nine months ended September 30, 2002, salary and benefits expense increased by $1.0 million, or 16.9%, to $6.9 million from $5.9 million for the nine months ended September 30, 2001. These increases are primarily the result of an increase in the number of full time equivalent employees, to 205 at September 30, 2002 from 175 at September 30, 2001, as the Company continues to grow; overall merit increases applied to base salaries; and increases in employee health insurance costs consistent with national trends.

     Occupancy and equipment expense for the third quarter of 2002 was $742,000, a $254,000 or 52.0% increase over the
$488,000 for the third quarter of 2001. For the first nine months of 2002, occupancy and equipment expense was $2.1 million, a $0.5 million, or 31.3%, increase over the first nine months of 2001. This increase is primarily attributable to the addition and related renovations of three financial service centers opened in July 2001, December 2001, and May 2002 and costs associated with the Company's newly-constructed, leased executive and administrative office building, which was occupied in June 2001.

     Computer & processing services expenses increased 11.5%, to $368,000 for the third quarter of 2002 from $330,000 for the same period in 2001. For the nine months ended September 30, 2002, computer & processing services expenses increased 15.9%, to $1,050,000 from $906,000 for the same period in 2001. Costs incurred during the first nine months of 2002 to convert and improve data communication lines among all the Company's locations contributed to the majority of this increase. The process was completed during the third quarter of 2002 and the Company expects future data communication costs to decline.
Also contributing to the increase is the overall growth of the Company and the accompanying increases in demand for services, and fee increases imposed by outside processors.

     Advertising and marketing expenses increased 30.2%, to $250,000 for the third quarter of 2002 from $192,000 for the same period in 2001. For the nine months ended September 30, 2002, advertising and marketing expenses increased 46.5%, to $807,000 from $551,000 for the same period in 2001. Promotions associated with the opening of the new financial service centers and to take advantage of local market opportunities created by bank consolidations accounted for most of this increase. Also contributing to the increase were expenditures associated with the creation of our new corporate logo.

     Other operating expenses increased 20.4% to $832,000 for the third quarter of 2002 from $691,000 for the same period in 2001. For the nine months ending September 30, 2002, other operating expenses increased 23.8%, to $2.4 million from $1.9 million for the same period in 2001. Increases in business insurance, corporate sponsorships and donations, travel expenses, professional services, directors fees and state taxes accounted for most of the increase.

     Also impacting non-interest expenses for the third quarter of 2002 and the nine months ended September 30, 2002 were $66,000 and $199,000 decreases, respectively, as a result of the cessation of goodwill amortization in connection with the adoption of Financial Accounting Standards Board Statement No.
142 on January 1, 2002.

Income Taxes

     The effective income tax rate for the Company for the quarter ended September 30, 2002 was 27.9% compared to 35.3% for the quarter ended September 30, 2001. For the first nine months of 2002, the effective income tax rate was 27.6% compared to 29.5% for the first nine months of 2001. The effective tax rates for the third quarter of 2002 and the nine-month period ended September 30, 2002 were lower than the rates for the comparable periods in 2001 as the result of a one-time addition to the provision for taxes of $100,000 in September 2001 and a decline in tax-advantaged interest income as a percentage of net income before taxes throughout 2002 as compared to 2001. Excluding this $100,000, the effective income tax rates for the third quarter of 2001 and the nine months ended September 30, 2001 would have been 27.3% and 25.8%, respectively.

    For the third quarter of 2002, tax-advantaged interest income as a percentage of net income before taxes was 15.0% as compared to 23.5% for the third quarter of 2001. For the nine months ended September 30, 2002, tax-advantaged interest income as a percentage of net income before taxes was 15.9%, as compared to 28.2% for the same period in 2001.

     In addition, adoption of FAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 decreased the Company's effective tax rate by 1.4% for the third quarter of 2002 as compared to the third quarter of 2001 and by 1.4% for the nine months ended September 30, 2002 as compared to the same period in 2001.

Financial Condition

     The total assets of the Company at September 30, 2002 were $549.1 million, an increase of approximately $45.6 million, or 9.1%, since December 31, 2001.

Securities Available for Sale

     Investment securities available for sale increased 9.2% to $160.5 million at September 30, 2002 from $147.0 million at December 31, 2001. Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity.

Loans

     Total loans increased to $337.6 million at September 30, 2002 from $301.9 million at December 31, 2001, an increase of $35.7 million, or 11.8%.

     The following summarizes the components of the Company's loan portfolio:

                          September 30,2002    December 31, 2001
                          -----------------    -----------------
                                     (In thousands)

Residential real estate         $ 98,466           $109,435
Commercial                       111,779            111,772
Commercial, secured by real
  estate                          96,029             54,799
Consumer, net of unearned
  income                           8,454             11,376
Home equity lines of credit       22,846             14,541
                                --------           --------
     Total Loans                 337,574            301,923

Allowance for loan losses         (4,468)            (3,723)
                                --------           --------
  Loans, net of allowance
    for loan losses             $333,106           $298,200
                                ========           ========

     Commercial loans increased to $207.8 million at September 30, 2002 from $166.6 million at December 31, 2001, an increase of $41.2 million, or 24.7%. This increase underscores the Company's continuing focus on making higher yielding commercial loans to small and medium sized businesses in our market area.

     In addition, home equity lines of credit increased to $22.8 million at September 30, 2002 from $14.5 million at December 31, 2001, an increase of $8.3 million, or 57.2%. This increase is primarily the continuing result of successful home equity lending promotions.

     Loans secured by residential real estate (including fixed-term home equity lending products) decreased $10.9 million, or 10%, between December 31, 2001 and September 30, 2002, from $109.4 million to $98.5 million. This decline is mainly the result of the sale of approximately $8.3 million of fixed-rate, portfolio residential mortgages into the secondary market in the second and third quarters of 2002. The sale of these mortgages in the secondary market reflects the Company's continuing financial management strategy of de-emphasizing the retention of such loans for its portfolio.

Allowance for Loan Losses

     The allowance for loan losses at September 30, 2002 was $4.5 million compared to $3.7 million at December 31, 2001. Additions to the allowance are made from time to time based upon management's assessment of credit quality factors existing at that time. The Company performs a review of the credit quality of its loan portfolio on a monthly basis to determine the adequacy of the allowance for loan losses. The allowance at September 30, 2002 was 1.32% of outstanding loans compared to 1.30% of outstanding loans at September 30, 2001, and 1.23% of outstanding loans at December 31, 2001.

     The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio. Additions to the allowance are charged through the provision for loan losses. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, the value of any underlying collateral, risk characteristics in the loan portfolio, local and national economic conditions, and other relevant factors. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change. Based upon the results of such reviews, management believes that the allowance for loan losses at September 30, 2002 was adequate to absorb credit losses inherent in the portfolio at that date.

     The following table shows the activity in the Company's allowance for loan losses:

                                                  Three Months Ended            Nine Months Ended
                                                     September 30,                September 30,
                                                  ------------------           ------------------
                                                  2002          2001           2002         2001
                                                  ----          ----           ----         ----
                                                   (In thousands)                (In thousands)
Loans outstanding at end of period
  (net of unearned income)                      $337,574      $300,513        $337,574  $300,513
Average balance of loans outstanding
  during the period                              329,955       296,550         322,013   291,171
Balance of allowance for loan losses,
  beginning of period                              4,123         3,952           3,723     3,571
Loans charged-off:
     Commercial, financial and agricultural            0           229             164       292
     Real estate - mortgage                            5            26              44       109
     Consumer                                         50            42             164        81
                                                --------      --------        --------  --------
Total loans charged-off                               55           297             372       482
Recoveries of loans previously charged-off
     Commercial, financial and agricultural           (1)            -             (39)      (42)
     Real estate - mortgage                           (4)          (21)            (13)      (21)
     Consumer                                         (5)          (11)            (17)      (20)
                                                --------      --------        --------  --------
Total recoveries                                     (10)          (32)            (69)      (83)
                                                --------      --------        --------  --------
Net loans charged-off                                 45           265             303       399
Provision for loan losses                            390           225           1,050       740
                                                --------      --------        --------  --------
Balance, end of period                          $  4,468      $  3,912          $4,468    $3,912
                                                --------      --------        --------  --------
Net charge-offs to average loans                     .01%          .09%           0.09%     0.14%
Allowance for loan losses to loans outstanding      1.32%         1.30%           1.32%     1.30%

     The following table summarizes the Company's non-performing assets:

                                                          September 30, 2002    December 31, 2001
                                                          ------------------    -----------------
                                                                      (In thousands)
Non-accrual loans
  Real estate - mortgage                                       $  222                $  215
  Consumer                                                         24                     5
  Commercial, financial and agricultural                        1,495                   531
                                                               ------                ------
Total                                                           1,741                   751

Loans past due 90 days or more and still accruing interest
  Real estate - mortgage                                           34                     -
  Consumer                                                          6                     8
  Commercial, financial and agricultural                           10                    56
                                                               ------                ------
Total                                                              50                    64

Troubled debt restructurings                                      113                   116
                                                               ------                ------
Total non-performing loans                                      1,904                   931

Other real estate owned                                            42                    54
                                                               ------                ------
Total non-performing assets                                    $1,946                $  985
                                                               ======                ======
Non-performing loans to total loans                               .56%                 0.31%
Non-performing assets to total loans plus OREO                    .57%                 0.33%


Premises & Equipment

     Premises and equipment, net of accumulated depreciation and amortization, increased $1.1 million, or 11.5%, between December 31, 2001 and September 30, 2002, to $10.7 million from
$9.6 million.

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

     In addition, the Company received approval during the second quarter of 2002 from the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking to construct a new branch in South Heidelberg Township, Berks County, Pennsylvania. Costs incurred to date for this project total $31,000.

Deposits

     Total deposits at September 30, 2002 were $381.4 million compared to $331.6 million at December 31, 2001, an increase of $49.8 million, or 15.0%.

     The following summarizes the components of the Company's deposit liabilities:

                             September 30, 2002   December 31, 2001
                                   ------------------   -----------------
                                               (In thousands)
Demand, non-interest bearing            $ 53,872             $ 43,476
Demand, interest bearing                 122,315               96,672
Savings                                   51,323               41,338
Time, $100,000 and over                   25,184               22,906
Time, other                              128,724              127,185
                                        --------             --------
Total deposits                          $381,418             $331,577
                                        ========             ========

     Factors contributing to the overall increase in total deposits include: successful promotional programs run throughout the first nine months of 2002; the opening of new branches in December 2001, and May 2002; and merger activity in our market area. The modest increase in total time deposits of $3.8 million, or 2.5%, reflects our customers' uncertainty about longer-term interest rate movement and our efforts to reduce the cost of funds by reducing our reliance on higher rate certificates of deposit accounts.

Borrowings

     Total debt decreased $8.0 million, or 6.6%, to $112.8 million at September 30, 2002 from $120.8 million at December 31, 2001. Federal funds purchased declined to $0 at September 30, 2002 from $32.5 million at December 31, 2001. The average balance of federal funds purchased for the first nine months of 2002 was $3.5 million. The repayment of these funds throughout the nine-month period ended September 30, 2002 was accomplished using the proceeds of long-term debt and increases in deposit accounts.

     Long-term debt, composed of borrowings with the Federal Home Loan Bank, increased $13.6 million between December 31, 2001 and September 30, 2002. The additional borrowings were made to take advantage of relatively low long-term interest rates.

     In addition, in September 2002, the Company received funding of $10 million from a pooled Trust Preferred Capital
Securities offering.

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

     A summary of the contractual amount of the Bank's financial instrument commitments is as follows:

                                    September 30,   December 31,
                                        2002            2001
                                    -------------   ------------
                                           (In thousands)

Commitments to grant loans           $104,487         $62,516
Outstanding letters of credit           4,932           2,070

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

Capital

     Total shareholders' equity increased $4.2 million to $49.4 million at September 30, 2002 from $45.2 million at December 31, 2001. The increase is the net result of net income for the period of $3.3 million less dividends declared of $1.5 million, proceeds of approximately $293,000 from the issuance of shares of common stock under the Company's employee and director stock plans, $175,000 from the issuance of shares of stock in connection with the acquisition of First Affiliated Investment Group, and net unrealized gains on securities available for sale, net of tax, of $1.9 million.

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

                                       September 30, 2002   December 31, 2001
                                       ------------------   -----------------
                                                   (In thousands)
Tier I Capital:

Total Equity Capital                         $49,402              $45,221
Less:  net unrealized gains
   (losses) on available for sale
   securities                                  2,135                  259
Mandatory redeemable capital securities       15,000                5,000
Less:  disallowed goodwill and other
  intangible assets                            4,356                4,346
                                             -------              -------
Tier I Capital                                57,911               45,616
                                             -------              -------
Tier II Capital:

Allowance for loan losses includible
  in Tier II capital                           4,468                3,723
Unrealized gains on available for sale
  equity securities includible in
  Tier II capital                                 19                    -
                                             -------              -------
Allowable Tier II Capital                      4,487                3,723
                                             -------              -------
Total Risk-based Capital                     $62,398              $49,339
                                             =======              =======

     The adequacy of the Company's capital is reviewed on an ongoing basis with regard to size, composition and quality of the Company's resources. An adequate capital base is important for continued growth and expansion in addition to providing an added protection against unexpected losses.

     An important indicator in the banking industry is the leverage ratio, defined as the ratio of Tier I capital less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at September 30, 2002, was 10.91% compared to 10.03% at December 31, 2001. The increase in this ratio primarily is due to the increase in Tier I capital as a result of the $10.0 million increase in mandatory redeemable securities. The mandatory redeemable securities are included for regulatory purposes as Tier I capital with certain limiting restrictions. At September 30, 2002, the entire amount of these securities was allowable to be included as Tier I capital for the Company. For both periods, the capital ratios were above minimum regulatory guidelines to be "well capitalized."

     On March 23, 2000 and September 26, 2002, the Company established First Leesport Capital Trust I and Leesport Capital Trust II, respectively, in which the Company owns all of the common equity. First Leesport Capital Trust I issued $5 million of mandatory redeemable capital securities carrying an interest rate of 10.875%, and Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of LIBOR plus 3.45%. These debentures are the sole assets of the Trusts. These securities must be redeemed in March 2030 and September 2032, respectively, but may be redeemed earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier I capital for the Company.

     The Company is not aware of any pending recommendations by regulatory authorities that would have a material impact on the Company's capital, resources, or liquidity if they were implemented, nor is the Company under any agreements with any regulatory authorities.

     The following table sets forth the Company's capital ratios:

                                                                             Minimum         Minimum Amount
                                                                             Amount            To Be Well
                                                                           For Capital      Capitalized Under
                                                                            Adequacy        Prompt Corrective
                                                         Actual             Purposes        Action Provisions
                                                   Amount     Ratio     Amount     Ratio     Amount   Ratio
                                                                     (Amounts In Thousands)
As of September 30, 2002:
Total capital (to risk-weighted assets):
  Leesport Financial Corp.                         $62,398    16.49%    $30,269     8.00%    $37,837  10.00%
  Leesport Bank                                     48,883    12.99      30,115     8.00      37,644  10.00
Tier I capital (to risk-weighted assets):
  Leesport Financial Corp.                          57,911    15.31      15,135     4.00      22,702   6.00
  Leesport Bank                                     44,396    11.79      15,057     4.00      22,586   6.00
Tier I capital (to average assets):
  Leesport Financial Corp.                          57,911    10.91      21,226     4.00      26,532   5.00
  Leesport Bank                                     44,396     8.42      21,099     4.00      26,374   5.00

As of December 31, 2001:
Total capital (to risk-weighted assets):
  Leesport Financial Corp.                         $49,339    14.78%    $26,705     8.00%    $33,381  10.00%
  Leesport Bank                                     33,520    10.13      26,474     8.00      33,092  10.00
Tier I capital (to risk-weighted assets):
  Leesport Financial Corp.                          45,616    13.67      13,352     4.00      20,029   6.00
  Leesport Bank                                     29,798     9.00      13,237     4.00      19,856   6.00
Tier I capital (to average assets):
  Leesport Financial Corp.                          45,616    10.03      18,191     4.00      22,739   5.00
  Leesport Bank                                     29,798     6.62      17,994     4.00      22,493   5.00

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

     At September 30, 2002, the Company had a total of $112.8 million or 20.5% of total assets in borrowed funds. These borrowings included $22.0 million of repurchase agreements with customers, $15.0 million in mandatory redeemable capital securities and $75.8 million of term borrowings with the Federal Home Loan Bank having final maturities ranging from November 2002 through December 2009 at interest rates ranging from 2.06% to 6.63%. At September 30, 2002, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $146 million.

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

Item 3.  Quantitative and Qualitative Disclosures about Market
Risk

     There have been no material changes in the Company's assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC.

Item 4.  Controls and Procedures

     Within ninety days prior to filing this report, the Company, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Securities and Exchange Commission Rule 13a-14 defines "disclosure controls and procedures" as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities

On August 30, 2002, the Company acquired certain assets of First Affiliated Investment Group, an investment management and brokerage firm located in State College, Pennsylvania. The Company issued a total of 9,460 shares of common stock to First Affiliated in the transaction at a price of $18.50 per share.
On October 1, 2002, the Company acquired The Boothby Group, Inc., a full-service insurance agency located in Blue Bell, Pennsylvania. The Company issued a total of 132,448 shares of common stock to the five shareholders of The Boothby Group, Inc. in connection with the acquisition at a price of $18.12 per share. The shares of common stock issued in these transactions were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering and are "restricted securities" within the meaning of Rule 144 under such Act.

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

         (b)Reports on Form 8-K - None

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LEESPORT FINANCIAL CORP.
                              (Registrant)

Dated:  November 14, 2002       By /s/ Raymond H. Melcher, Jr.
                                 -------------------------------
                                 Raymond H. Melcher, Jr.
                                 Chairman, President and Chief
                                 Executive Officer

Dated:  November 14, 2002       By /s/ Stephen A. Murray
                                 -------------------------------
                                 Stephen A. Murray
                                 Senior Vice President and
                                 Chief Financial Officer

                       CERTIFICATIONS

     I, Raymond H. Melcher, Jr., Chairman, President, and Chief
Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Leesport Financial Corp;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for and registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002

                               /s/ Raymond H. Melcher, Jr.
                               ---------------------------
                               Raymond H. Melcher, Jr.
                               Chairman, President and
                               Chief Executive Officer


     I, Stephen A. Murray, Senior Vice President and Chief
Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Leesport Financial Corp;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for and registrant and we have:

         a) designed such disclosures and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                      /s/ Stephen A. Murray
                                 -----------------------
                                 Stephen A. Murray
                                 Senior Vice President and
                                 Chief Financial Officer