Form 10-K
period 2002-12-31
LEESPORT FINANCIAL CORP
filed 2003-03-20
CIK 775662

                          Annual Report on Form 10-K

                                    for the

                      Fiscal Year Ended December 31, 2002

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-K

                                ----------------

                      ANNUAL REPORT UNDER SECTION 13 OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE
                       FISCAL YEAR ENDED DECEMBER 31, 2002

                         Commission File Number 0-14555

                            LEESPORT FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

                                  23-2354007

       (State or other jurisdiction               (I.R.S. Employer
            of incorporation)                    Identification No.)

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

The Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_    No ___

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ___    No _X_

As of June 30, 2002, the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates computed by reference to the price at which the common stock was last sold was approximately $55.2 million.

Number of Shares of Common Stock Outstanding at February 20, 2003: 3,250,272.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement prepared in connection with its Annual Meeting of Stockholders to be held on April 22, 2003 are incorporated in Part III hereof.

================================================================================

                                      INDEX

                                                                                                    PAGE
PART I
Item 1.  Business ..................................................................................   2
Item 2.  Properties ................................................................................   8
Item 3.  Legal Proceedings .........................................................................   9
Item 4.  Submission of Matters to a Vote of Security Holders .......................................  10
Item 4A. Executive Officers of the Registrant ......................................................  10

PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters .....................  11
Item 6.  Selected Financial Data ...................................................................  13
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations .....  14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ................................  30
Item 8.  Financial Statements and Supplementary Data ...............................................  31
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......  62

PART III
Item 10. Directors and Executive Officers of the Registrant ........................................  62
Item 11. Executive Compensation ....................................................................  62
Item 12. Security Ownership of Certain Beneficial Owners and Management ............................  62
Item 13. Certain Relationships and Related Transactions ............................................  63

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........................  63

SIGNATURES .........................................................................................  65

                                     PART I

                          FORWARD LOOKING STATEMENTS

Except for historical information, this report may be deemed to contain "forward looking" statements. Leesport Financial Corp. (the "Company") desires to avail itself of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and is including this cautionary statement for the express purpose of availing itself of the protection afforded by the Reform Act.

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

Item 1. Business

The Company

Leesport Financial Corp. (the "Company") is a Pennsylvania business corporation headquartered at 1240 Broadcasting Road, Wyomissing, Pennsylvania 19610. The Company was organized as a bank holding company on January 1, 1986. On January 7, 2002, the Company filed an election with the Board of Governors of the Federal Reserve System to become a financial holding company. The election became effective on February 7, 2002. The Company offers a wide array of financial services through its various subsidiaries. The Company's executive offices are located at 1240 Broadcasting Road, Wyomissing, Pennsylvania 19610.

At December 31, 2002, the Company had total assets of $562 million, total shareholders' equity of $53 million, and total deposits of $380 million.

The Bank

The Company's wholly-owned banking subsidiary is Leesport Bank ("Leesport Bank" or the "Bank"), a Pennsylvania chartered commercial bank. During the year ended December 31, 2000, the charters of The First National Bank of Leesport and Merchants Bank of Pennsylvania, both wholly-owned banking subsidiaries of the Company at that time, were merged into a single charter under the name Leesport Bank. The First National Bank of Leesport was incorporated under the laws of the United States of America as a national bank in 1909. Leesport Bank operates in the counties of Berks, Schuylkill and Luzerne in Pennsylvania.

At December 31, 2002, the Bank had the equivalent of 162 full-time employees.

Leesport Bank provides services to its customers through fifteen full service financial centers, which operate under Leesport Bank's name in Leesport, Blandon, Bern Township, Wyomissing, Breezy Corner, Hamburg, Birdsboro, Northeast Reading and Exeter Township all of which are in Berks County, Pennsylvania. Leesport Bank also operates two financial centers in Schuylkill County, which are located in Schuylkill Haven and Shenandoah, Pennsylvania and two financial centers in Luzerne County, which are located in Drums and Hazelton, Pennsylvania. The Bank also operates a limited service facility in Wernersville, Berks County, Pennsylvania and a drive-up only facility in Hazleton, Luzerne County, Pennsylvania. All full service facilities, except the Exeter financial center, provide automated teller machine services. Each financial center, except the Wernersville, Breezy Corner, and Exeter Township locations, provides drive-in facilities. In addition, effective May 2003, Leesport Bank will have completed the construction of its two new full service financial centers. One of the two financial centers will be replacing the current temporary financial center located in Exeter Township and the other is located in Sinking Spring. (See "Properties.")

The Bank engages in full service commercial and consumer banking business, including such services as accepting deposits in the form of time, demand and savings accounts. Such time deposits include certificates of deposit, individual retirement accounts, Roth IRA accounts. The Bank's savings accounts include money market accounts, club accounts, NOW accounts and traditional regular savings accounts. In addition to accepting deposits, the Bank makes both secured and unsecured commercial and consumer loans, finances commercial transactions, provides equipment lease and accounts receivable financing, makes construction and mortgage loans, including home equity loans, and rents safe deposit facilities. The Bank also provides small business loans and student loans.

In early 2001, the Bank formed a strategic alliance with INA Trust Company in order to offer personal trust services to its customers. The alliance enabled the Bank to enter the trust business quickly and without incurring significant start-up expenses. Personal trust services through this alliance are offered by the wealth management division.

Subsidiary Activities

Effective October 1, 2002, Essick & Barr, Inc., a Berks County based general insurance agency ("Essick & Barr") was converted to a limited liability company, and became a subsidiary of the Company and no longer a subsidiary of the Bank. The Bank had three wholly-owned subsidiaries as of December 31, 2002: Leesport Wealth Management, Inc. ("LWM"), an investment advisory business which was acquired in 1999; Leesport Investment Group, Inc. ("LIG"), which was formed in 1999 to purchase the securities brokerage business of KRJ & Associates; Leesport Realty Solutions, LLC, which was formed originally during 2000 to provide title insurance and other real estate related services to its customers through limited partnership arrangements with third parties involved in the real estate services industry; and Leesport Mortgage, LLC, a 60% owned subsidiary, which was jointly formed with a real estate company in May of 2002, to provide mortgage brokerage services, including, without limitation, any activity in which a mortgage broker may engage. It is operated as a permissible "affiliated business arrangement" within the meaning of Real Estate Settlement Procedures Act of 1974.

Both LIG and LWM, which include the acquisition of certain assets of First Affiliated Investment Group, an investment management and brokerage firm, as of September 1, 2002, are headquartered at 1240 Broadcasting Road, Wyomissing, Pennsylvania and collectively had 10 employees at December 31, 2002. Effective February 28, 2003, LIG and LWM were converted to limited liability companies and became wholly-owned subsidiaries of the Company.

Essick & Barr, which includes The Boothby Group, a $4 million revenue property and casualty and employee benefits insurance agency acquired as of October 1, 2002, offers a full line of personal and commercial property and casualty insurance as well as group insurance for businesses, employee benefit plans, and life insurance. Headquartered in Reading, Pennsylvania with sales offices at 108 South Fifth Street, Reading, Pennsylvania; 460 Norristown Road, Blue Bell, Pennsylvania and 1240

Broadcasting Road, Wyomissing, Pennsylvania, Essick & Barr had 54 full-time employees at December 31, 2002.

Leesport Realty Solutions, LLC provides title insurance and other real estate related services to the Company's customers through limited partnership arrangements with unaffiliated third parties involved in the real estate services industry. At December 31, 2002, Leesport Realty Solutions, LLC had entered into three such arrangements as follows: Leesport Search and Settlement Solutions (70% equity interest); New Millenium Abstract (20% equity interest); and Spectrum Settlement Agency (4% equity interest). The capital contributions of Leesport Realty Solutions, LLC in connection with the formation of each of the limited partnerships were not material. None of the limited partnership arrangements involves the use of a special purposes entity for financial accounting purposes or any off-balance sheet financing technique, and neither Leesport Realty Solutions, LLC, the Company, nor any other affiliate of the Company has any continuing contractual financial commitment to the limited partnerships beyond the amount of the initial capital contribution.

The Company also owns First Leesport Capital Trust I (the "Trust"), a Delaware statutory business trust formed on March 9, 2000. The Trust has outstanding $5 million of 107/8% fixed rate mandatory redeemable capital securities. In October, 2002 the Company entered into an interest rate swap agreement that effectively converts the securities to a floating interest rate of six month LIBOR plus 5.25%.

On September 26, 2002, the Company established Leesport Capital Trust II, a Delaware statutory business trust, in which the Company owns all of the common equity. Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45%. These debentures are the sole assets of the Trusts. These securities must be redeemed in September 2032 but may be redeemed earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier I capital for the Company.

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

Supervision and Regulation

General

The Company is registered as a bank holding company, which has elected to be treated as a financial holding company, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Act of 1956, as amended. As a bank holding company, the Company's activities and those of its bank subsidiary are limited to the business of banking and activities closely related or incidental to banking. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board. The Federal Reserve Board has issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board, pursuant to such regulations, may require the Company to stand ready to use its resources to provide adequate capital funds to its bank subsidiary during periods of financial stress or adversity.

The Bank Holding Company Act prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock, or substantially all of the assets of any bank, or from merging or consolidating with another bank holding company, without prior approval of the Federal Reserve Board. Additionally, the Bank Holding Company Act prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non-banking business, unless such business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. The types of businesses that are permissible for bank holding companies to own were expanded by the Gramm-Leach-Bliley Act in 1999.

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

Under these policies and subject to the restrictions applicable to the Bank, the Bank had approximately $4.2 million available for payment of dividends to the Company at December 31, 2002, without prior regulatory approval.

FDIC Insurance Assessments

The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 2002, the Bank was well capitalized for purposes of calculating insurance assessments.

The Bank Insurance Fund is presently fully funded at more than the minimum amount required by law. Accordingly, the 2002 Bank Insurance Fund assessment rates ranged from zero for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months. The FDIC has indicated from time to time that all banks may again be required to pay deposit insurance premiums in the future if the current trend of the size of the deposit insurance funds relative to all insured deposits continues.

While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the Financing Corporation bonds. Beginning in 2000, commercial banks and thrifts are subject to the same assessment for Financing

Corporation bonds. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the Bank (and all other banks) for the first quarter of 2003 is an annual rate of $.0168 for each $100 of deposits.

Other Legislation

The Gramm-Leach-Bliley Act, passed in 1999, dramatically changed certain banking laws. One of the most significant changes was that the separation between banking and the securities businesses mandated by the Glass-Steagall Act has now been removed, and the provisions of any state law that prohibits affiliation between banking and insurance entities have been preempted. Accordingly, the legislation now permits firms engaged in underwriting and dealing in securities, and insurance companies, to own banking entities, and permits bank holding companies (and in some cases, banks) to own securities firms and insurance companies. The provisions of federal law that preclude banking entities from engaging in non-financially related activities, such as manufacturing, have not been changed. For example, a manufacturing company cannot own a bank and become a bank holding company, and a bank holding company cannot own a subsidiary that is not engaged in financial activities, as defined by the regulators.

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

On July 30, 2002, the Sarbanes-Oxley Act of 2002 became law. The stated goals of this sweeping legislation are to enhance penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures under the federal securities laws. The Sarbanes-Oxley Act generally applies to all companies, including the Company, that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or the Exchange Act. The legislation includes provisions, among other things, governing the services that can be provided by a public company's independent auditors and the procedures for approving such services, requiring the chief executive officer and chief financial officer to certify certain matters relating to the company's periodic filings under the Exchange Act, requiring expedited filings of reports by insiders of their securities transactions and containing other provisions relating to insider conflicts of interest, increasing disclosure requirements relating to critical financial accounting policies and their application, increasing penalties for securities law violations, and creating a new public accounting oversight board, a regulatory body subject to SEC jurisdiction with broad powers to set auditing, quality control and ethics standards for accounting firms. The legislation also requires the national securities exchanges and Nasdaq to adopt rules relating to certain matters, including the independence of members a company's audit committee as a condition to listing or continued listing. Given the extensive SEC role in implementing rules relating to many of the new requirements, the final scope of these requirements remains to be determined at this time, although the Company does not believe that the application of these new rules to the Company as they become effective will have a material effect on its business, financial condition or results of operations.

Essick & Barr, LIG, and LWM are subject to additional regulatory requirements. Essick & Barr is subject to Pennsylvania insurance laws and the regulations of the Pennsylvania Department of Insurance. The securities brokerage activities of LIG are subject to regulation by the SEC and the NASD, and LWM is a registered investment advisor subject to regulation by the Securities and Exchange Commission.

Item 2. Properties

The Company's principal office is located in the administration building at 1240 Broadcasting Road, Wyomissing, Pennsylvania.

Listed below are the locations of properties owned or leased by the Bank and its subsidiaries. Owned properties are not subject to any mortgage, lien or encumbrance.

          Property Location                                      Leased or Owned
----------------------------------                               ---------------

Corporate Office                                                 Leased
1240 Broadcasting Road
Wyomissing, Pennsylvania

Leesport Operations Center                                       Owned
133-144 North Centre Avenue
Leesport, Pennsylvania

North Pointe Financial Center                                    Owned
241 South Centre Avenue
Leesport, Pennsylvania

Northeast Reading Financial Center                               Owned
1210 Rockland Street
Reading, Pennsylvania

Hamburg Financial Center                                         Owned
801 South Fourth Street
Hamburg, Pennsylvania

Bern Township Financial Center                                   Owned
909 West Leesport Road
Leesport, Pennsylvania

Shenandoah Financial Center                                      Owned
101 North Main Street
Shenandoah, Pennsylvania

Drums Financial Center                                           Leased
Rittenhouse Place
Drums, Pennsylvania

Wernersville Financial Center                                    Leased
1 Reading Drive
Wernersville, Pennsylvania

Breezy Corner Financial Center                                   Leased
3401-3 Pricetown Road
Fleetwood, Pennsylvania

Blandon Financial Center                                         Leased
100 Plaza Drive
Blandon, Pennsylvania

         Property Location                                       Leased or Owned
---------------------------------                                ---------------

Wyomissing Financial Center                                      Leased
1199 Berkshire Boulevard
Wyomissing, Pennsylvania

Maplewood Financial Center                                       Leased
140 Cando Expressway
Hazleton, Pennsylvania

Schuylkill Haven Financial Center                                Leased
237 Route 61 South
Schuylkill Haven, Pennsylvania

Birdsboro Financial Center                                       Leased
350 West Main Street
Birdsboro, Pennsylvania

Essick & Barr Sales Office                                       Owned
108 South Fifth Street
Reading, Pennsylvania

Hazleton Drive-Up                                                Leased
1 West Broad Street, Rear
Hazleton, Pennsylvania

Hazleton lot                                                     Owned
15th and McNair Streets
Hazleton, Pennsylvania

Exeter Financial Center                                          Owned
(future site)
3943 Perkiomen Avenue
Reading, Pennsylvania

Sinking Spring Financial Center                                  Leased
(future site)
Route 422
Sinking Spring, Pennsylvania

The Boothby Group                                                Leased
460 Norristown Road
Blue Bell, Pennsylvania

All full service facilities, except the Exeter financial center, provide automated teller machine services. Each financial center, except the Wernersville, Breezy Corner, and Exeter Township locations, provides drive-in facilities. Leesport Bank leases the premises of its Wernersville branch, which does not have a drive-up facility or an automated teller machine.

Essick & Barr shares offices in the Company's administration building located at 1240 Broadcasting Road, Wyomissing, Pennsylvania. Essick & Barr is charged a pro rata amount of the total lease expense.

LIG and LWM also share office space in the Company's administration building in Wyomissing and are accordingly charged a pro rata amount of the total lease expense.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2002.

Item 4A. Executive Officers of the Registrant

Certain information, as of January 31, 2003, including principal occupation during the past five years, relating to each executive officer of the Company is as follows:

                                               Position
    Name, Address, and Position                  Held           Principal Occupation
       Held with the Company           Age      Since             for Past 5 Years
-----------------------------------   -----   ---------   --------------------------------
RAYMOND H. MELCHER, JR.                51       1998      Chairman, President and Chief
Wyomissing, Pennsylvania                                  Executive Officer of the
Chairman, President and Chief                             Company since January 1, 2000;
 Executive Officer                                        prior thereto, President and
                                                          Chief Executive Officer of the
                                                          Company since June 1998; prior
                                                          thereto, President and Chief
                                                          Executive Officer of Security
                                                          National Bank of Pottstown

EDWARD C. BARRETT                      54       2002      Senior Vice President and Chief
Wyomissing, Pennsylvania                                  Administration Officer since
Senior Vice President and Chief                           July 1, 2002; prior thereto,
 Administration Officer                                   served on the Company's Board
                                                          of Directors since November 10,
                                                          1998 and was an independent
                                                          technology consultant since
                                                          January 1, 2001; prior thereto,
                                                          President of the Technology
                                                          Services Division of Verso
                                                          Technologies, Inc.

CHARLES J. HOPKINS                     52       1998      President and CEO of Essick &
Wyomissing, Pennsylvania                                  Barr, LLC since 1992
Senior Vice President of Leesport
 Financial Corp.

KEITH W. JOHNSON, CFP                  51       1999      President and Chief Executive
Wyomissing, Pennsylvania                                  Officer of Leesport Investment
Senior Vice President of Leesport                         Group, Inc. and Leesport Wealth
 Financial Corp.                                          Management Inc. since 1999;
                                                          prior thereto, owner of KRJ &
                                                          Associates and Johnson
                                                          Financial Group Inc.

                                             Position
   Name, Address, and Position                 Held            Principal Occupation
      Held with the Company          Age      Since              for Past 5 Years
---------------------------------   -----   ---------   ---------------------------------
STEPHEN A. MURRAY                    49       2000      Senior Vice President and Chief
West Reading, Pennsylvania                              Financial Officer of the Company
Senior Vice President and Chief                         since May 2001; Vice President
 Financial Officer                                      and Controller of the Company
                                                        since May 2000; prior thereto,
                                                        Senior Funds Management
                                                        Officer, Fulton Financial
                                                        Corporation

JENETTE L. ECK                       40       1998      Vice President of the Company
Centerport, Pennsylvania                                since 2001, Secretary of the
Vice President and Corporate                            Company since 1998, Executive
 Secretary                                              Assistant of the Company since
                                                        1996

                                     PART II

Item 5. Market For Common Equity and Related Shareholder Matters.

As of December 31, 2002, there were 826 record holders of the Company's common stock. The market price of the Company's common stock for each quarter in 2002 and 2001 and the dividends declared on the Company's common stock for each quarter in 2002 and 2001 are set forth below.

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

                                              Bid                    Asked
                                      ------------------      ------------------
                                       High         Low        High         Low
                                      ------      ------      ------      ------
2002
----
First quarter                         $17.10      $13.82      $17.37      $14.00
Second quarter                         20.11       16.25       20.36       17.00
Third quarter                          19.46       17.60       20.10       17.76
Fourth quarter                         19.72       17.54       20.00       17.59

2001
----
First quarter                         $16.50      $13.50      $17.00      $14.38
Second quarter                         16.00       14.20       16.63       15.00
Third quarter                          16.30       13.00       16.85       14.25
Fourth quarter                         15.75       13.90       16.10       14.00

Dividend Information

Dividends on the Company's common stock have historically been payable on the 15th of January, April, July, and October.

                                  Dividends Declared
                                      (Per share)
                                  ------------------
                                  2002          2001
                                  ----          ----
              First Quarter       $.15          $.15
              Second Quarter       .16           .15
              Third Quarter        .16           .15
              Fourth Quarter       .16           .15

The Company derives a significant portion of its income from dividends paid to it by the Bank. For a description of certain regulatory restrictions on the payment of dividends by the Bank to the Company, see "Business--Regulatory Restrictions on Dividends".

Item 6. Selected Financial Data

The selected consolidated financial and other data and management's discussion and analysis set forth below is derived in part from, and should be read in conjunction with, the consolidated financial statements and notes thereto contained elsewhere herein.

                                                    Year Ended December 31,
                                   --------------------------------------------------------
                                     2002        2001        2000        1999        1998
                                   --------    --------    --------    --------    --------
                                        (Dollars in thousands except per share data)
Selected Financial Data:

Total assets                       $562,372    $503,509    $393,826    $358,618    $289,945
Securities available for sale       157,564     146,957      74,368      72,165      72,202
Securities held to maturity              --          --          --          --         423
Loans, net of unearned income       335,184     301,923     282,798     253,194     195,287
Allowance for loan losses             4,182       3,723       3,571       2,954       2,129
Deposits                            379,832     331,577     296,363     269,344     228,984
Short-term borrowings                34,119      53,574      15,263      28,175      12,667
Long-term debt                       72,200      62,200      43,500      31,000      16,000
Mandatory redeemable capital
 securities                          15,000       5,000       5,000          --          --
Shareholders' equity                 52,900      45,221      28,346      25,602      27,826
Book value per share                  16.32       14.69       15.29       13.84       15.91

Selected Operating Data:

Interest income                    $ 30,630    $ 29,626    $ 27,471    $ 22,910    $ 18,548
Interest expense                     14,113      17,053      16,386      12,363       9,491
                                   --------    --------    --------    --------    --------
Net interest income before
 provision for loan losses           16,517      12,573      11,085      10,547       9,057
Provision for loan losses             1,455       1,012       1,082       1,270         620
                                   --------    --------    --------    --------    --------
Net interest income after
 provision for loan losses           15,062      11,561      10,003       9,277       8,437
Other income                         10,881       7,834       6,686       4,665       1,149
Other expense                        19,038      15,500      14,000      12,080       7,758
                                   --------    --------    --------    --------    --------
Income before income taxes            6,905       3,895       2,689       1,862       1,828
Income taxes                          1,985       1,119         563         461         317
                                   --------    --------    --------    --------    --------
Net income                         $  4,920    $  2,776    $  2,126    $  1,401    $  1,511
                                   ========    ========    ========    ========    ========
Earnings per share-basic           $   1.57    $   1.45    $   1.15    $   0.76    $   0.86
Earnings per share-diluted         $   1.56    $   1.45    $   1.15    $   0.76    $   0.86
Cash dividends per share           $   0.63    $   0.60    $   0.60    $   0.54    $   0.49
Return on average assets                .95%       0.64%       0.57%       0.43%       0.58%
Return on average shareholders'
 equity                               10.33%       8.67%       7.88%       5.24%       5.71%
Dividend payout ratio                 40.38%      41.38%      52.17%      71.05%      56.98%
Average equity to average assets       9.72%       7.37%       7.17%       8.24%      10.08%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is a financial services company. As of December 31, 2002, Leesport Bank and Essick & Barr, LLC were wholly-owned subsidiaries of the Company. As of December 31, 2002, Leesport Investment Group, Inc., Leesport Wealth Management, Inc., and Leesport Realty Solutions, LLC were wholly-owned, non-bank subsidiaries of Leesport Bank. Leesport Mortgage, LLC is a 60% owned non-bank subsidiary of Leesport Bank.

During 2000, Leesport Realty Solutions, LLC was formed as a subsidiary of Leesport Bank for the purpose of providing title insurance and other real estate related services to its customers through limited partnership arrangements with third parties involved in the real estate services industry.

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

On August 30, 2002, the Company completed its purchase of certain assets of First Affiliated Investment Group, an investment management and brokerage firm located in State College, Pennsylvania. In addition to cash payments of $175,000, the Company issued 9,460 shares of its common stock at a price of $18.50, resulting in an aggregate purchase price of $350,000 as of the closing date. Contingent payments totaling up to $300,000, payable in stock at the then current market values and/or cash are based upon achieving certain revenue levels over the next three years.

On October 1, 2002, the Company completed its acquisition of 100% of the outstanding common stock of The Boothby Group, Inc., a full service insurance agency headquartered in Blue Bell, Pennsylvania. In addition to cash payments of $3.6 million, the Company issued 132,448 shares of its common stock at a price of $18.12 resulting in an aggregate purchase price of $6.0 million as of the closing date. Contingent payments totaling up to $1.6 million, payable in shares of the Company's common stock at the then current market values, are based on The Boothby Group division of Essick & Barr achieving certain revenue levels over the next five years.

Critical Accounting Policies

Disclosure of the Company's significant accounting policies is included in Note 1 to the consolidated financial statements. Certain of these policies are particularly sensitive requiring significant judgement, estimates and assumptions to be made by management. Additional information is contained in Management's Discussion and Analysis and the Notes to the consolidated financial statements for the most sensitive of these issues. These include, the provision and allowance for loan losses (see pages 26-27), and revenue recognition for insurance activities, and derivative financial instruments (see Notes 10 and 16), and purchase accounting, goodwill and intangible assets (see page 18 and
Note 2). These discussions, analysis and disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

Results of Operations

Net income for 2002 was $4.9 million or $1.56 per share diluted compared to $2.8 million or $1.45 per share diluted for 2001 and $2.1 million or $1.15 per share for 2000. These increases are a result of increasing net interest income and other income each year, net of increases in other expenses. Detail regarding changes in each of these areas follows.

Return on average assets was 0.95% for 2002, 0.64% for 2001 and 0.57% for 2000. Return on average shareholders' equity was 10.33% for 2002, 8.67% for 2001 and 7.88% for 2000.

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

Net interest income for 2002 was $16.5 million, a 31.4% increase over the $12.6 million in 2001, which was a 13.5% increase over the $11.1 million in 2000. Average earning assets increased by $80.9 million or 20.2% from 2001 to 2002. The net interest margin was 3.53% in 2002 and 3.28% in 2001. Net interest margin increased during 2002 as a result of the decrease in time deposits average balances and also the decrease in the interest rate percentage relating to these time deposits. The approximate yield on time deposits was 4.68% and 6.01% for 2002 and 2001, respectively. Yields on interest bearing demand deposits decreased from 3.23% in 2001 to 1.63% in 2002. The primary growth in earning assets for 2002 was in average taxable securities and average loans. Average taxable securities increased by 66.3% in 2002 and 35.4% in 2001. Average loans outstanding increased by 11.1% in 2002 and 6.39% in 2001.

Average interest-bearing deposits increased by 37.5% in 2002 and 15.7% in 2001 while average borrowings increased by 48.4% in 2002 and decreased by 3.7% in 2001. The yield on interest earning assets decreased by 1.11% from 2001 to 2002, and the cost of supporting liabilities decreased by 1.38% during the same time period. These decreases are primarily due to market rate reductions.

It should be noted that the 48.4% increase in average borrowings for 2002, from $63.7 million for 2001 to $94.6 million, is primarily a result of the Company changing to an overnight fed funds purchase position to take advantage of the low overnight rate environment and to help reduce the overall cost of funds.

At year-end 2002, actual balances for federal funds purchased and other borrowings were $9.2 million and $97.1 million, respectively.

Other Income

Details of non-interest income follow:

                                           2002 versus 2001                          2001 versus 2000
                                    -----------------------------              -----------------------------
                                               Increase/                       Increase/
                                      2002    (Decrease)      %        2001    Decrease)      %        2000
                                    -------   ----------    -----     ------   ---------    -----     ------
                                                             (Dollars in thousands)
Customer service fees               $ 1,275     $  217       20.5     $1,058    $  274       34.9     $  784
Mortgage banking activities, net      1,546        297       23.8      1,249     1,029      467.7        220
Commissions and fees from
 insurance sales                      5,722      1,808       46.2      3,914        62        1.6      3,852
Broker and investment advisory
 commissions and fees                   744         18        2.5        726      (230)     (24.1)       956
Gain on sale of loans                   621        555      840.9         66        66      100.0          0
Other income                            917        145       18.8        772       (73)      (0.8)       845
Net realized gains on sale of
 securities                              56          7       69.0         49        20       69.0         29
                                    -------     ------                ------    ------                ------
Total                               $10,881     $3,047       38.9     $7,834    $2,021       17.2     $6,686
                                    =======     ======                ======    ======                ======

The Company's primary source of other income for 2002 was commissions and other revenue generated through sales of insurance products through its insurance subsidiary, Essick & Barr which included fourth quarter revenues from The Boothby Group acquisition of $1.2 million. Revenues from insurance operations totaled $5.7 million in 2002 compared to $3.9 million in 2001. Revenues generated from the Bank's investment subsidiaries, LIG and LWM, increased to $744,000 in 2002 from $726,000 in 2001.

The Company also relies on several other sources for its other income, including sales of newly originated mortgage loans and service charges on deposit accounts. The income recognized from mortgage banking activities was $1.5 million in 2002, $1.2 million in 2001 and $220,000 in 2000. The addition of new mortgage originators and increased refinancing activities due to falling interest rates contributed to this increase. Also included in income from loan sales was a net gain of $461,000 for 2002 and a net loss of $162,000 in 2001 from the sale of $28 and $11.3 million, respectively of portfolio fixed rate residential mortgage loans. Income from customer service fees was $1.3 million in 2002, $1.1 million in 2001 and $784,000 in 2000. The continuing increases in this category reflect an expanded customer base, new services, and the increased effect of a new fee pricing structure implemented in 2001.

Other Expenses

Details of non-interest expense follow:

                                           2002 versus 2001                          2001 versus 2000
                                    -----------------------------              -----------------------------
                                               Increase/                       Increase/
                                      2002    (Decrease)      %        2001    Decrease)      %        2000
                                    -------   ----------    -----     -------  ---------    -----    -------
                                                             (Dollars in thousands)
Salaries and employee benefits      $10,195     $2,189       27.3     $ 8,006   $  501        6.7    $ 7,505
Occupancy expense                     1,625        338       26.3       1,287      349       37.2        938
Equipment expense                     1,189        227       23.6         962      109       12.8        853
Marketing and advertising expense     1,002        211       26.7         791      216       37.6        575
Professional services                   987        309       45.6         678      (51)     (7.0)        729
Other expense                         4,040        264        7.0       3,776      376       11.1      3,400
                                    -------     ------                -------   ------               -------
Total                               $19,038     $3,538       22.8     $15,500   $1,500       10.7    $14,000
                                    =======     ======                =======   ======               =======

The largest component of non-interest expenses is salaries and employee benefits, which increased $2.2 million, or 27.3% in 2002, after increasing $501,000 or 6.7% in 2001 as compared to 2000. Full-time equivalent (FTE) employees for the Company are 227, 193 and 160 for the years ended December 31, 2002, 2001 and 2000, respectively. From 2002 to 2001, this represents an 18% increase in full-time equivalent employees, a result of acquisitions and the continued growth of the Company.

Salary and benefit costs associated with the insurance and investment subsidiaries totaled approximately $3.7 million in 2002, $2.9 million in 2001 and $2.8 million in 2000. These increases in salary and benefits expenses resulted from annual merit increases and promotions, additional personnel costs associated with the acquisitions of The Boothby Group and First Affiliated Investment Group and continuing growth of the Company, and increases in employee health insurance costs consistent with national trends.

Total occupancy expense increased by 26.3% in 2002 to $1.6 million, from $1.3 million in 2001 and increased by 37.2% in 2001 from $938,000 in 2000. Total equipment expense increased by 23.6% in 2002 to $1.2 million from $962,000 in 2001 and increased by 12.8% in 2001 from $853,000 in 2000. The occupancy increase in 2002 was primarily the result of acquisitions and the addition of a new financial center location, while 2001 included the addition of the Company's executive and administrative office building, the relocation of two existing financial centers and the addition and renovation of two new financial centers. The equipment expense increase in 2002 included improvements to our processing and data line technology, while 2001 included new check imaging software and equipment.

The expense related to foreclosed assets owned totaled $46,000 in 2002, $141,000 in 2001, and $202,000 in 2000, which is down 67% and 37% during 2002 and 2001, respectively. The expense for 2002 included approximately $34,000 of costs associated with foreclosure legal expenses and collection costs, and 2000 included $60,000 of costs associated with carrying and writing down a single rental property acquired during that year.

Marketing and advertising expenses were $1 million in 2002, $791,000 in 2001 and $575,000 in 2000, an increase of 26% and 38% in 2002 and 2001, respectively. The increase in marketing expense reflects the Company's continuing efforts to increase awareness of its various product offerings and the costs associated with its new financial center openings.

Expense incurred by the Company for professional services totaled $987,000 in 2002 compared to $678,000 in 2001 and $729,000 in 2000. The increase in professional services expense for 2002 was primarily the result of consulting services from financial, legal and employee benefits companies, director fees and corporate sponsorships/donations. These increases reflect the Company's continuing commitment to improving the efficiency of the Company's operations and enhancing our contribution as a good corporate citizen.

Income Taxes

The effective income tax rate for the Company for the years ended December 31, 2002, 2001 and 2000 was 28.75%, 28.73% and 20.94% respectively. The effective tax rate for 2002 and 2001 was higher than the rate for 2000 primarily as the result of a decrease in the amount of non-taxable interest income during 2002 and 2001.

Financial Condition

The Company's total assets increased to $562.3 million at December 31, 2002, representing a growth rate of 11.7% from $503.5 million at December 31, 2001.

Cash and Securities Portfolio

Cash and balances due from banks decreased to $15.3 million at December 31, 2002 from $18.9 million at December 31, 2001. Average cash and due from banks balances for 2002 and 2001 were $13.3 million and $12.2 million, respectively.

The securities portfolio increased 7.2% to $157.6 million at December 31, 2002, from $147.0 million at December 31, 2001 primarily due to deposit balances increasing more than loan balances, as well as increased short and long-term borrowings to take advantage of the low rate environment. Securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity. To accomplish these ends, most of the purchases in the portfolio during 2002 were of mortgage backed securities issued by US Government agencies. In addition, the Company purchased $14 million in US Treasury notes with short-term maturities to utilize the proceeds of its shareholder rights offering completed in December 2001. Currently, all of the Company's securities are carried as available for sale.

At December 31, 2002, the securities balance included a net unrealized gain on available for sale securities of $3.2 million versus a net unrealized gain of $392,000 at December 31, 2001. The reduction in interest rates during 2002 was primarily responsible for the appreciation in the fair market value of the securities.

Loans

Loans increased to $335.2 million at December 31, 2002 from $301.9 million at December 31, 2001, an increase of $33.3 million or 11.02%. Management has targeted the loan portfolio as a key to the Company's continuing growth. Specifically, the Company has shifted its lending focus to higher yielding commercial loans made to small and medium sized businesses in its market area. A significant increase in the volume of commercial loans during 2002 and 2001 underscores that focus as the commercial portfolio increased to $189.4 million at December 31, 2002, from $166.6 million at December 31, 2001, an increase of $22.8 million or 13.7%.

Loans secured by residential real estate decreased to $106 million at December 31, 2002, from $109 million as of December 31, 2001, a decrease of 3 million or 3%, due to the declining interest rate environment which caused an increase in loan principal prepayments for these loans and from the sale of $28 million of portfolio mortgage loans.

Home equity lending products increased to $26.6 million at December 31, 2002, from $14.5 million as of December 31, 2001, an increase of $12.1 million or 82.7%. This increase is primarily due to the decline in interest rates and the shift of consumer borrowing from mortgage loans to home equity lending products.

The loans held for sale category is comprised of $21.0 million of mortgage loans committed for sale on the secondary market as of December 31, 2002 versus $12.2 million as of December 31, 2001.

These sales of residential real estate loans in the secondary market reflect the Company's strategy of de-emphasizing the retention of long-term, fixed rate loans in the portfolio, generating fees, improving interest-rate risk and funding growth in higher yielding assets.

Premises and Equipment

Premises and equipment, net of accumulated depreciation and amortization, increased during 2002 to $11.3 million from $9.6 million at the end of 2001. Depreciation for the years ended December 31, 2002 and 2001 was $905,000 and $571,000, respectively.

Major additions to this category in 2002 included the purchase of property adjacent to the Hamburg financial center for $202,000 to be used for expansion, the purchase of property in Exeter Township, Berks County, Pennsylvania for $740,000 for the construction of a new financial center, expenditures for furniture and equipment totaling approximately $87,000 for the temporary financial center established in Exeter Township until the aforementioned construction is completed during May, 2003 and the acquisition of The Boothby Group which included $145,000 in premises and equipment assets.

In addition, the Bank received approval during the second quarter of 2002 from the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking to construct a new financial center in Sinking Spring, South Heidelberg Township, Berks County, Pennsylvania. Total leasehold improvements increased to $3.6 million from $2 million for the years ended December 31, 2002 and 2001, respectively. This increase of $1.6 million is primarily due to construction in process costs for the two new financial centers.

Goodwill and Intangible Assets

Goodwill increased to $8.3 million from $4.3 million for the year ended December 31, 2002 and 2001, respectively. The Company added $3.3 million in intangible assets during the year 2002. These increases in goodwill and intangible assets are the result of the Company's purchase The Boothby Group and First Affiliated Investment Group.

Other Assets

Other assets, which include accrued interest receivable, increased to $13.6 million at December 31, 2002 from $12.5 million at December 31, 2001. Another significant component of other assets is the cash surrender value of certain life insurance policies used to fund deferred compensation plans for selected board members and senior officers. The value of these policies at December 31, 2002 was $6.6 million and $6.3 million at December 31, 2001.

Deposits and Borrowings

Total deposits increased by $48.3 million or 14.6%, growing to $379.8 million at December 31, 2002 from $331.6 million at December 31, 2001.

Non-interest bearing deposits increased to $60 million at December 31, 2002, from $43.5 million at December 31, 2001, an increase of $16.5 million or 38.4%. Management continues to promote growth in these types of deposits, which include a free checking product, as a method to help reduce the overall cost of the Company's funds. Interest bearing deposits increased by $31.7 million or 11%, growing from $288.1 million at December 31, 2001 to $319.8 million at December 31, 2002. Money market and interest checking accounts increased 22.5%, or $21.7 million, and traditional savings accounts and certificates of deposit increased 5.2%, or $10 million. The increase in money market deposits was primarily the result of successful promotional programs run during 2002, the addition of financial services centers in 2002, and consumer uncertainty regarding financial markets.

Borrowed funds from various sources are generally used to supplement deposit growth. Short-term borrowings, which were comprised of federal funds purchased from the Federal Home Loan Bank and other correspondent banks and securities sold under agreements to repurchase, were $34.1 million at December 31, 2002, and $53.6 million at December 31, 2001. Long-term debt, which consisted of advances from the Federal Home Loan Bank in 2002, and advances from the Federal Home Loan Bank and borrowings from other financial institutions in 2001, totaled $72.2 million and $62.2 million, respectively.

The increase in short-term borrowings and long-term debt were to take advantage of the low interest rate environment and provide two to five year funding to offset maturities in the certificates of deposit portfolio. These borrowed funds were primarily reinvested into securities and loans.

Mandatory redeemable capital debentures increased to $15 million as of December 31, 2002 from $5 million as of December 31, 2001. Proceeds from the new issue were used for the acquisitions of The Boothby Group and First Affiliated Investment Group and to fund anticipated growth of earning assets.

In December 2001, the Company repaid $1.5 million of high interest rate subordinated debt from other financial institutions.

Shareholders' Equity

The Company's common stock, surplus, retained earnings and accumulated other comprehensive income for the years ended December 31, 2002 and 2001 increased by $7.7 million and $16.9 million, respectively to $52.9 million and $45.2 million. The increase for 2002 is primarily the result of the increase in net income to $4.9 million from $2.8 million in 2001 and from common stock issued for the acquisitions of The Boothby Group and First Affiliated Investment Group. The increase for 2001 is primarily the result of the Company's shareholder rights offering which was completed in December 2001. Through the rights offering, the Company issued an additional 1.2 million shares of common stock at the offering price of $13 per share. The offering resulted in net proceeds of $14.3 million.

Total shareholders' equity includes accumulated other comprehensive income, which includes an adjustment for the fair value of the Company's securities portfolio. This amount attempts to identify the impact to equity in the unlikely event that the Company's entire securities portfolio would be liquidated under current economic conditions. The amounts and types of securities held by the Company at the end of 2002, combined with current interest rates, resulted in an increase in equity, net of taxes, of $2.1 million. This compares with an increase to equity, net of taxes, of $259,000 at the end of 2001. Retained earnings, after the payment of dividends, accounted for an additional increase of $2.9 million and $1.5 million during 2002 and 2001, respectively.

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

During October 2002, the Company entered into its first interest rate swap agreement with a notional amount of $5 million. This derivative financial instrument effectively converted fixed interst rate obligations of outstanding mandatory redeemable capital debentures to variable interst rate obligations, decreasing the asset sensitivity of its balance sheet by more closely matching the Company's variable rate assets with variable rate liabilities. The Company considers the credit risk inherent in the contracts to be negligible.

At December 31, 2002, the Company maintained a positive one-year cumulative gap. During 2002, the Company experienced an increase in principal paydowns in loans and mortgage backed securities because of the declining interest rate environment and increases in refinanced loans and is the primary reason why the Company maintained this positive one-year cumulative gap position.

                  Interest Sensitivity Gap at December 31, 2002

                                                     3 to
                                   0-3 months     12 months    1-3 years    Over 3 years
                                   ----------     ---------    ---------    ------------
                                                  (Dollars in thousands)
Interest bearing deposits            $    472      $    100     $     --        $     --
Securities(1),(2)                      20,181        36,302       28,100          69,738
Loans(2)                              102,205        76,037       97,730          59,212
                                     --------      --------     --------        --------
Total rate sensitive assets           122,858       112,439      125,830         128,950
Interest bearing deposits(3)           94,967         5,500       14,806          53,484
Time deposits                          24,381        41,223       61,931          23,525
Federal funds purchased                 9,186            --           --              --
Short-term borrowed funds              24,933            --           --              --
Long-term borrowed funds                6,000         8,800       29,100          43,300
                                     --------      --------     --------        --------
Total rate sensitive liabilities      159,467        55,523      105,837         120,309
                                     --------      --------     --------        --------
Interest rate swap                     (5,000)           --           --              --
                                     --------      --------     --------        --------
Interest sensitivity gap             $(41,609)     $ 56,916     $ 19,993        $  8,641
                                     ========      ========     ========        ========
Cumulative gap                        (41,609)       15,307       35,300          43,941
Cumulative gap to total assets           (7.4%)         2.7%         6.3%            7.8%

----------
(1)  Gross of unrealized gains/losses on available for sale securities.

(2) Securities and loans are included in the earlier of the period in which interest rates were next scheduled to adjust or the period in which they are due.

(3) Demand and savings accounts are generally subject to immediate withdrawal. However, management considers a certain amount of such accounts to be core accounts having significantly longer effective maturities based on the retention experiences of such deposits in changing interest rate environments.

Certain shortcomings are inherent in the method of analysis presented in the above table. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the table. The ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

The Company also measures its sensitivity to interest rate movements through simulations of the effects of rate changes upon its net interest income. Interest rate movements of 100, 200 and 300 basis points upward and downward were applied to the Company's interest earning assets and interest bearing liabilities as of December 31, 2002. The results of these simulations on net interest income for 2002 are as follows:

                     Simulated % Change in 2002
                         Net Interest Income
                    ------------------------------
                     Assumed Changes
                    in Interest Rates     % Change
                    -----------------     --------
                            -300             -9%
                            -200             -5%
                            -100             -2%
                               0              0%
                            +100              1%
                            +200              3%
                            +300              4%

o Economic value of shareholders' equity as a result of interest rate changes is presented in the following hypothetical table. This analysis estimates the projected change in the value of equity as of December 31, 2002 as a result of hypothetical interest rate movements. The results of the simulations in the down 200 and 300 basis points categories are close to or at policy limits, however, it will be virtually impossible for the Federal Reserve Bank to lower rates by more than 125 bps (the current Fed Funds
     Rate) making the % changes theoretical and not practical.

                       Simulated % Change in
                         Economic Value of
                       Shareholders' Equity
                    ----------------------------
                    Assumed Changes
                    in Basis Points     % Change
                    ---------------     --------
                         -300             -36%
                         -200             -25%
                         -100             -12%
                            0               0%
                         +100              -1%
                         +200              -4%
                         +300              -7%

Capital

Federal bank regulatory agencies have established certain capital-related criteria that must be met by banks and bank holding companies. The measurements which incorporate the varying degrees of risk contained within the balance sheet and exposure to off-balance sheet commitments were established to provide a framework for comparing different institutions.

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

An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders' equity less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at December 31, 2002 was 9.94% compared to 10.03% at December 31, 2001. This increase is primarily the result of the issuance in October 2002 of $10 million in trust preferred securities which are eligible for inclusion in Tier I capital calculations. For 2002 and 2001, the ratios were above minimum regulatory guidelines.

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

The following table sets forth the Company's capital ratios.

                                                                   At December 31,
                                                               -----------------------
                                                                 2002           2001
                                                               ---------     ---------
                                                               (Dollars in thousands)
Tier I
 Common shareholders' equity (excluding unrealized
   gains (losses) on securities)                               $  50,759     $  44,962
 Disallowed intangible assets                                    (11,525)       (4,346)
 Mandatory redeemable capital debentures                          15,000         5,000
Tier II
 Allowable portion of allowance for Loan losses                    4,182         3,722
 Unrealized gains on available for sale equity securities             95             0
                                                               ---------     ---------
Risk-based capital                                             $  58,511     $  49,338
                                                               =========     =========
Risk adjusted assets (including off-balance sheet exposures)   $ 400,781     $ 333,809
                                                               =========     =========
Leverage ratio                                                      9.94%        10.03%
Tier I risk-based capital ratio                                    13.53%        13.67%
Total risk-based capital ratio                                     14.60%        14.78%

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

At December 31, 2002, the Company maintained $16.5 million in cash and cash equivalents primarily consisting of cash and due from banks. In addition, the Company had $157.6 million in securities available for sale. The combined total of $174.1 million represented 31% of total assets at December 31, 2002.

The Company considers its primary source of liquidity to be its core deposit base, which includes non-interest-bearing and interest-bearing demand deposits, savings, and time deposits under $100,000. This funding source has grown steadily over the years and consists of deposits from customers throughout the financial center network. The Company will continue to promote the growth of deposits through its financial center offices. At December 31, 2002, approximately 63% of the Company's assets were funded by core deposits acquired within its market area. An additional 9% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

The Company's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments, at December 31, 2002 totaled $114.4 million. This consisted of $11.1 million in commercial real estate and construction loans, $21.3 million in home equity lines of credit, $4.9 million in standby letters of credit and the remainder in other unused commitments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Any amounts actually drawn upon, management believes, can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

The following table represents the Company's aggregate on and off balance sheet contractual obligations to make future payments.

                                             December 31, 2002
                         -------------------------------------------------------
                         Less than                              Over
                         1 Year      1-3 Years   4-5 Years    5 Years     Total
                         ---------   ---------   ---------   --------   --------
                                               (In thousands)
Time deposits             $65,602     $61,931     $23,190     $   335   $151,058
Long-term debt             14,800      29,100      13,300      15,000     72,200
Redeemable capital
 debentures                    --          --          --      15,000     15,000
Operating leases              693       1,393       1,331       5,749      9,166
Unconditional purchase
 obligations                  303       1,506       1,124       1,427      4,360
                          -------     -------     -------     -------   --------
Total                     $81,398     $93,930     $38,945     $37,511   $251,784
                          =======     =======     =======     =======   ========

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

Analysis of Changes in Interest Income (1)(2)(3)

                                     2002/2001 Increase (Decrease)    2001/2000 Increase (Decrease)
                                            Due to Change in                Due to Change in
                                     -----------------------------    -----------------------------
                                      Volume      Rate       Net       Volume      Rate       Net
                                     -------    -------    -------    -------    -------    -------
                                                             (In thousands)
Interest-bearing deposits in other
 banks and federal funds sold        $  (279)   $   (57)   $  (336)   $   327    $   (80)   $   247
Securities (taxable)                   3,476     (1,913)     1,563      1,486       (438)     1,048
Securities (tax-exempt)                  201        (78)       123       (208)       (69)      (277)
Loans                                  2,606     (3,007)      (401)     1,430       (364)     1,066
                                     -------    -------    -------    -------    -------    -------
  Total Interest Income                6,004     (5,055)       949      3,035       (951)     2,084

Short-term borrowed funds                249       (371)      (122)      (928)      (395)    (1,323)
Long-term borrowed funds               1,652       (791)       861        934       (113)       821
Interest-bearing demand deposits         935     (1,811)      (876)     1,177       (569)       608
Savings deposits                         127       (327)      (200)      (210)      (224)      (434)
Time deposits                           (593)    (2,010)    (2,603)     1,075        (81)       994
                                     -------    -------    -------    -------    -------    -------
Total Interest Expense                 2,370     (5,310)    (2,940)     2,048     (1,382)       666
                                     -------    -------    -------    -------    -------    -------
Increase (Decrease) in
 Net Interest Income                 $ 3,634    $   255    $ 3,889    $   987    $   431    $ 1,418

----------
(1) Loan fees have been included in the change in interest income totals presented. Nonaccrual loans have been included in average loan balances.

(2) Changes due to both volume and rates have been allocated in proportion to the relationship of the dollar amount change in each.

(3) Interest income on loans and securities is presented on a taxable equivalent basis.

Average Balances, Rates and Net Yield

The following table sets forth the average daily balances of major categories of interest earning assets and interest bearing liabilities, the average rate paid thereon, and the net interest margin for each of the periods indicated.

                                                                       Year Ended December 31,
                                                                    ----------------------------
                                                  2002                           2001                              2000
                                      ---------------------------   ----------------------------   ------------------------------
                                                 Interest                      Interest                        Interest
                                       Average    Income/     %      Average    Income/      %       Average   Income/       %
                                      Balances    Expense    Rate   Balances    Expense    Rate     Balances   Expense     Rate
                                      --------   --------   -----   --------   --------   ------    --------   --------   ------
                                                                (In thousands except percentage data)
Interest Earning Assets:
Interest bearing deposits in other
 banks and federal funds sold         $  3,318    $    59    1.78   $ 11,313    $   395    3.49     $  3,526    $   148    4.20
Securities (taxable)                   134,511      6,804    5.06     80,873      5,241    6.48       59,713      4,193    7.02
Securities(tax-exempt)(1)               15,886      1,181    7.45     13,348      1,058    7.92       15,813      1,335    8.44
Loans (1)(2)                           326,814     23,055    7.05    294,137     23,456    7.97      276,470     22,390    8.10
                                      --------    -------           --------    -------             --------    -------
   Total interest earning
    assets                            $480,529     31,099    6.47    399,671    $30,150    7.54      355,522    $28,066    7.89
Interest Bearing Liabilities:
Interest bearing demand deposits      $113,086      1,845    1.63   $ 84,157      2,721    3.23     $ 54,043      2,113    3.91
Savings deposits                        49,122        564    1.15     42,107        764    1.81       51,044      1,198    2.35
Time deposits                          151,056      7,071    4.68    160,918      9,674    6.01      143,186      8,680    6.06
Short-term borrowings                   22,540        400    1.77     15,265        522    3.42       30,726      1,845    6.00
Long-term debt                          72,021      3,579    4.97     48,472      2,821    5.82       35,108      2,127    6.06
Mandatory redeemable capital
 debentures                              7,548        654    8.66      5,000        551   11.02        3,866        424   10.97
                                      --------    -------           --------    -------             --------    -------
Total interest bearing liabilities    $415,373     14,113    3.40   $355,919     17,053    4.79     $317,973     16,387    5.15
                                                  -------                       -------                         -------
Noninterest bearing deposits          $ 53,693                      $ 39,055                        $ 33,881
Net interest margin                               $16,986    3.53%              $13,097    3.28%                $11,679    3.29%
                                                  =======                       =======                         =======

----------
(1) Rates on loans and investment securities are reported on a tax-equivalent basis of 34%.

(2)  Nonaccrual loans have been included in average loan balances.

Risk Elements

Non-performing loans, consisting of loans on non-accrual status, loans past due 90 days or more and still accruing interest, and renegotiated troubled debt increased to $1.4 million at December 31, 2002, up from $931,000 at December 31, 2001. Generally, loans that are more than 90 days past due are placed on non-accrual status. As a percentage of total loans, non-performing loans represented .42% at December 31, 2002, up from .31% at December 31, 2001. The allowance for loan losses represents 297.65% of non-performing loans at December 31, 2002, compared to 399.8% at December 31, 2001.

The Company continues to emphasize credit quality and believes that pre-funding analysis and diligent intervention at the first signs of delinquency will help to maintain these levels.

The following table is a summary of non-performing loans and renegotiated loans for the years presented.

                                                  Non-performing Loans
                                                     (In thousands)
                                                   As of December 31,
                                      ------------------------------------------
                                       2002     2001     2000     1999     1998
                                      ------   ------   ------   ------   ------
Nonaccrual loans
 Real estate                          $  258   $  215   $  682   $  797   $  721
 Consumer                                  0        5        0        0       23
 Commercial                              971      531      419    1,192      232
                                      ------   ------   ------   ------   ------
  Total                                1,229      751    1,101    1,989      976

Loans past due 90 days or more and
 still accruing interest
 Real estate                               0        0      265      363      454
 Consumer                                 11        8       89       86      110
 Commercial                               53       56      116      226      825
                                      ------   ------   ------   ------   ------
   Total loans past due 90 days or
    more                                  64       64      470      675    1,389
Troubled debt restructurings
 Real estate                               0        0        0        0        0
 Consumer                                  0        0        0        0        0
 Commercial                              112      116      994    1,084      387
                                      ------   ------   ------   ------   ------
  Total troubled debt restructurings  $  112   $  116   $  994   $1,084   $  387
                                      ------   ------   ------   ------   ------

Total non-performing loans            $1,405   $  931   $2,565   $3,748   $2,752
                                      ======   ======   ======   ======   ======

At December 31, 2002, there were $1.3 million of commercial loans for which payments are current, but where the borrowers were experiencing significant financial difficulties, that were not classified as non-accrual.

The following summary shows the impact on interest income of nonaccrual and restructured loans for the year ended December 31, 2002 (in thousands):

      Amount of interest income on loans that would have been
       recorded under original terms                                $45
      Interest income reported during the period                    $ 0

Provision and Allowance for Loan Losses

The provision for loan losses for 2002 was $1.5 million compared to $1.0 million in 2001 and $1.1 million in 2000. The Company performs a review of the credit quality of its loan portfolio on a monthly basis to determine the adequacy of the allowance for possible loan losses. The Company experienced significant growth in the loan portfolio of 11.0% in 2002 and 6.8% in 2001. The allowance for loan losses at December 31, 2002 was $4.2 million, or 1.25% of outstanding loans, compared to $3.7 million or 1.23% of outstanding loans at December 31, 2001.

The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio. Additions to the allowance are charged through the provision for loan losses. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, value of any collateral, risk characteristics in the loan portfolio, and local and national economic conditions. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Based upon the results of such reviews, management believes that the allowance for loan losses at December 31, 2002 was adequate to absorb credit losses inherent in the portfolio as of that date.

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

                     Allocation of Allowance for Loan Losses
                      (In thousands except percentage data)

                                                                as of December 31,
                           ---------------------------------------------------------------------------------------------
                                 2002               2001               2000               1999               1998
                           ----------------   ----------------   ----------------   ----------------   -----------------
                                    Percent            Percent            Percent            Percent             Percent
                                       of                 of                 of                 of                 of
                                     Total              Total              Total              Total               Total
                           Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans    Amount     Loans
                           ------   -------   ------   -------   ------   -------   ------   -------   ------    -------
Commercial                 $3,095     53.4%   $2,467     53.7%   $2,225     51.5%   $2,000     42.3%   $1,028      27.1%
Residential Real Estate       374     42.7       648     42.5       648     31.2       196     47.4       741      59.9
Consumer                      500      3.9       459      3.8       621     17.3       414     10.3       350      13.0
                           ------             ------             ------             ------             ------
Total
Allocated                   3,969    100.0     3,574    100.0     3,494    100.0     2,610    100.0     2,119     100.0
Unallocated                   213       --       149       --        77       --       344       --        10        --
                           ------             ------             ------             ------             ------
TOTAL                      $4,182    100.0%   $3,723    100.0%   $3,571    100.0%   $2,954    100.0%   $2,129     100.0%
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

                    Analysis of the Allowance for Loan Losses
                          (In thousands except ratios)

                                                             Year Ended December 31,
                                            --------------------------------------------------------
                                              2002        2001        2000        1999        1998
                                            --------    --------    --------    --------    --------
Balance, Beginning of Year                  $  3,723    $  3,571    $  2,954    $  2,129    $  1,837
 Charge-Offs:
  Commercial                                     799         761         194         164          59
  Residential Real Estate                         57          85         245         136         181
  Consumer                                       211         134         116         268         184
                                            --------    --------    --------    --------    --------
   Total                                       1,067         980         555         568         424
 Recoveries:
  Commercial                                      41          42           6          80          31
  Residential Real Estate                         10          22          43           6          13
  Consumer                                        20          56          41          37          52
                                            --------    --------    --------    --------    --------
   Total                                          71         120          90         123          96
Net Charge-Offs                                  996         860         465         445         328
                                            --------    --------    --------    --------    --------
Provision Charged to Operations                1,455       1,012       1,082       1,270         620
                                            --------    --------    --------    --------    --------
Balance, End of Year                        $  4,182    $  3,723    $  3,571    $  2,954    $  2,129
                                            ========    ========    ========    ========    ========
Average Loans                               $326,814    $294,136    $276,470    $227,241    $170,290
Ratio of Net Charge-Offs to Average Loans        .30%        .29%        .17%        .20%        .19%
Ratio of Allowance to Loans, End of Year        1.25%       1.23%       1.25%       1.17%       1.10%

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

The Bank's commercial lending officers originate loan requests through a variety of sources which include the Bank's existing customer base, referrals from directors and various networking sources (accountants, attorneys, and realtors), and market presence. Over the past several years, the Bank's commercial lending efforts have been significantly increased through (1) the hiring of experienced commercial lenders in the Bank's geographic markets, (2) the Bank's continued participation in community and civic events, (3) strong networking efforts, (4) local decision making, and (5) consolidation and other changes which are occurring with respect to other local financial institutions.

The Bank's commercial lenders have approval authority up to designated individual limits, along with joint lending authority up to $750,000. Loans in excess of $750,000 are presented to the Bank's Credit Committee, comprised of the President, Chief Lending Officer, Credit Manager, Loan Review Officer (non-voting), and the commercial lenders. The Credit Committee can approve loans up to $1,500,000 and recommend loans to the Executive Loan Committee for approval up to $5,265,000 (which represents 65% of the Bank's legal lending limit of $8,100,000). The Executive Loan Committee is comprised of the President, Chief Lending Officer, Loan Review Officer (non-voting member) and selected Board members. Loans up to the Bank's legal lending limit are submitted to the Board for approval. The Bank has established an "in-house" lending limit of 80% of its legal lending limit, and at this time has no loan relationships in excess of its in-house limit.

The Bank has successfully implemented individual, joint, and committee level approval procedures which have monitored and solidified credit quality as well as provided lenders with a process that is responsive to customer needs.

The Bank manages credit risk in the loan portfolio through adherence to consistent standards, guidelines, and limitations established by the credit policy. The Bank's credit department, with the loan officer, analyze the financial statements of the borrower, collateral values, loan structure, and economic conditions, to then make a recommendation to the appropriate approval authority. Commercial loans generally consist of real estate secured loans, lines of credit, term, and equipment loans. The Bank's underwriting policies impose strict collateral requirements and normally will require the guaranty of the principals. For requests that qualify, the Bank will use Small Business Administration guarantees to improve the credit quality and support local small business.

The Bank's loan review officers/department conduct ongoing, independent reviews of all new loan relationships to ensure adherence to established policies and procedures, monitor compliance with applicable laws and regulations, and provide objective measurement statistics. The Bank's loan review officers/department submit quarterly reports to the Audit Committee and/or the Board on loan concentrations, large loan relationships, collateral and documentation exceptions, and relevant loan ratios pertaining to the Bank's loan loss reserves, delinquency, and other key asset quality ratios.

Loan Portfolio

The following table sets forth the Company's loan distribution at the periods presented:

                                                                 December 31,
                                          ----------------------------------------------------
                                            2002       2001       2000       1999       1998
                                          --------   --------   --------   --------   --------
                                                             (In thousands)
Commercial, Financial, and Agricultural   $179,144   $162,227   $141,425   $110,826   $ 71,941
Real Estate Construction                    10,245      4,344      4,152        374      1,741
Residential Real Estate                    132,714    123,976    112,855    120,094    103,106
Consumer                                    13,081     11,376     24,366     21,900     18,499
                                          --------   --------   --------   --------   --------
Total                                     $335,184   $301,923   $282,798   $253,194   $195,287
                                          ========   ========   ========   ========   ========

Loan Maturities

The following table shows the maturity of commercial, financial and agricultural loans outstanding at December 31, 2002:

                                                  Maturities of Outstanding Loans
                                            ------------------------------------------
                                             Within    After One     After
                                               One    But Within     Five
                                              Year    Five Years     Years      Total
                                            -------   ----------   --------   --------
                                                          (In thousands)
Commercial, Financial and Agricultural      $43,020     $24,118    $112,006   $179,144

Maturity of Certificates of Deposit of $100,000 or More

The following table sets forth the amounts of the Bank's certificates of deposit of $100,000 or more by maturity date.

                                               December 31, 2002
                                              ------------------
                                                (In thousands)
  Three Months or Less                              $ 9,098
  Over Three Through Six Months                       1,301
  Over Six Through Twelve Months                      2,581
  Over Twelve Months                                 10,857
                                                    -------
  TOTAL                                             $23,837
                                                    =======

Securities Portfolio Maturities and Yields

The following table sets forth information about the maturities and weighted average yield on the Company's securities portfolio. Floating rate, immediately repriceable items are included in the first column, and yields are not reported on a tax equivalent basis.

                                         Amortized Cost at December 31, 2002
                                 -----------------------------------------------------
                                  Due in   After 1    After 5
                                  1 Year   Year to    Years to      After
                                 or Less   5 Years    10 Years    10 Years      Total
                                 -------   -------    --------    --------    --------
                                        (In thousands except percentage data)
Obligations of U.S. Government   $4,000    $1,641      $   --     $    --     $  5,641
 Agencies and Corporations          .97%     3.23%          0%          0%        1.60%

State and Municipal              $    0    $2,042      $5,782     $11,018     $ 18,842
 Obligations                          0%     5.73%       5.81%       5.16%        5.42%

Other Securities                 $4,302    $6,536      $  686     $ 7,518     $ 19,042
                                   5.80%     6.47%       6.42%       6.10%        6.15%
Mortgage Backed Securities                                                    $103,778
                                                                                  5.95%

Securities Portfolio

The following table sets forth the carrying value of the Company's investment securities at its last three fiscal year ends:

                                                   As of December 31,
                                           ---------------------------------
                                             2002         2001         2000
                                           --------     --------     -------
                                                     (In thousands)
U.S. Treasuries                            $     --     $ 14,046     $ 3,115
U.S. Government Agencies                    111,866       95,797      46,747
State and Political Subdivisions             19,314       16,879      12,086
Other Securities and Equity Securities       26,384       20,235      12,420
                                           --------     --------     -------
  Total                                    $157,564     $146,957     $74,368
                                           ========     ========     =======

For purposes of the above table, all securities are classified as available for sale and are reflected at fair value.

Average Deposits and Average Rates by Major Classification

The following table sets forth the average balances of the Bank's deposits and the average rates paid for the years presented.

                                               Year Ended December 31,
                                ------------------------------------------------------
                                      2002               2001               2000
                                ---------------    ---------------    ----------------
                                 Amount    Rate     Amount    Rate      Amount    Rate
                                --------   ----    --------   ----    --------   -----
                                                (Dollars in thousands)
Non-interest bearing demand     $ 53,693           $ 39,055           $ 33,881
Interest bearing demand          113,086   1.63%     84,157   3.23%     54,043   3.91%
Savings deposits                  49,122   1.15%     42,107   1.81%     51,044   2.35%
Time deposits                    151,056   4.68%    160,918   6.01%    143,186   6.06%
                                --------           --------           --------
  Total                         $366,957           $326,237           $282,154
                                ========           ========           ========

Other Borrowed Funds

Short-term borrowings at December 31, 2002 consisted of overnight borrowings from the FHLB under a repurchase agreement, overnight borrowings from other correspondent financial institutions, and repurchase agreements with customers. The borrowings are collateralized by certain qualifying assets of the Bank.

In December 2001, the Company repaid two loans to other financial institutions of $500,000 and $1.0 million to reduce interest expense. These loans carried interest rates of 8.50% and 9.00%. The Company was assessed a prepayment penalty on the $1.0 million loan in the amount of $25,000.

Federal funds purchased by the Bank were $9.2 million and $32.5 million at December 31, 2002, and 2001, respectively. The federal funds purchased typically mature in one day.

Information concerning the short-term borrowings is summarized as follows:

                                                               December 31,
                                                  -------------------------------------
                                                    2002           2001           2000
                                                  -------        -------        -------
                                                  (In thousands except percentage data)
Federal funds purchased:
Average balance during the year                   $ 4,453        $ 1,806        $17,699
Rate                                                 1.95%          2.16%          6.06%
Securities sold under agreements to repurchase:
Average balance during the year                   $18,087        $13,459        $ 9,673
Rate                                                 1.73%          3.59%          5.73%
Other short-term borrowings:
Average balance during the year                   $     0        $     0        $ 3,354
Rate                                                   --%            --%          6.50%
Maximum month end balance of short-term
 borrowings during the year                       $37,693        $53,574        $15,659

Dividends and Shareholders' Equity

The Company declared cash dividends in 2002 of $.63 per share, and $.60 per share in 2001.

                                      Year ended December 31,
                                      -----------------------
                                       2002     2001     2000
                                      -----    -----    -----
Return on average assets               0.95%    0.64%    0.57%
Return on average equity              10.33%    8.67%    7.88%
Dividend payout ratio                 40.38%   41.38%   52.17%
Average equity to average assets       9.72%    7.37%    7.17%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The discussion concerning the effects of interest rate changes on the Company's estimated net interest income for the year ending December 31, 2002 set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Sensitivity" in Item 7 hereof, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Leesport Financial Corp.
Wyomissing, Pennsylvania

We have audited the accompanying consolidated balance sheets of Leesport Financial Corp., and its wholly-owned subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leesport Financial Corp. and its wholly-owned subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002, which changed its method of accounting for goodwill and other intangible assets.

Reading, Pennsylvania                               /s/ Beard Miller Company LLP
January 24, 2003

                            LEESPORT FINANCIAL CORP.

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001
                    (Amounts in thousands, except share data)

                                                                December 31,
                                                           ---------------------
                                                             2002         2001
                                                           --------     --------
ASSETS
Cash and due from banks                                    $ 15,918     $ 18,885
Interest-bearing deposits in banks                              572          831
                                                           --------     --------
Total cash and cash equivalents                              16,490       19,716

Mortgage loans held for sale                                 20,977       12,209
Securities available for sale                               157,564      146,957
Loans, net of allowance for loan losses
 2002--$4,182; 2001--$3,723                                 331,002      298,200
Premises and equipment, net                                  11,298        9,623
Identifiable Intangible Assets                                3,207           --
Goodwill                                                      8,261        4,309
Other assets                                                 13,573       12,495
                                                           --------     --------
Total assets                                               $562,372     $503,509
                                                           ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing                                       $ 60,015     $ 43,476
Interest bearing                                            319,817      288,101
                                                           --------     --------
Total deposits                                              379,832      331,577

Securities sold under agreements to repurchase               24,933       21,074
Federal funds purchased                                       9,186       32,500
Long-term debt                                               72,200       62,200
Mandatory redeemable capital debentures                      15,000        5,000
Other liabilities                                             8,321        5,937
                                                           --------     --------
Total liabilities                                           509,472      458,288
                                                           --------     --------
Shareholders' equity
Common stock, par value $5 per share;
 authorized 10,000,000 shares; issued and outstanding:
 3,241,606 shares in 2002, 3,079,338 shares in 2001          16,208       15,397
Surplus                                                      15,573       13,510
Retained earnings                                            18,978       16,055
Accumulated other comprehensive income                        2,141          259
                                                           --------     --------
Total shareholders' equity                                   52,900       45,221
                                                           --------     --------
Total liabilities and shareholders' equity                 $562,372     $503,509
                                                           ========     ========


                 See Notes to Consolidated Financial Statements.

                           LEESPORT FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                 Years ended December 31, 2002, 2001 and 2000
                   (Amounts in thousands, except share data)

                                                        Years Ended December 31,
                                                      ---------------------------
                                                        2002      2001      2000
                                                      -------   -------   -------
Interest income:
Interest and fees on loans                            $22,971   $23,280   $22,249
Interest on securities:
 Taxable                                                6,737     5,015     3,941
 Tax-exempt                                               637       675       849
Dividend income                                           226       262       284
Interest on federal funds sold                             36       323        97
Other interest income                                      23        71        51
                                                      -------   -------   -------
Total interest income                                  30,630    29,626    27,471
                                                      -------   -------   -------
Interest expense:
Interest on deposits                                    9,480    13,159    11,990
Interest on short-term borrowings                         400       522     1,757
Interest on long-term debt                              3,579     2,821     2,215
Interest on mandatory redeemable capital debentures       654       551       424
                                                      -------   -------   -------
Total interest expense                                 14,113    17,053    16,386
                                                      -------   -------   -------
Net interest income                                    16,517    12,573    11,085
Provision for loan losses                               1,455     1,012     1,082
                                                      -------   -------   -------
Net interest income after provision for loan losses    15,062    11,561    10,003
                                                      -------   -------   -------
Other income:
Customer service fees                                   1,275     1,058       784
Mortgage banking activities, net                        1,546     1,249       220
Commissions and fees from insurance sales               5,722     3,914     3,852
Broker and investment advisory commissions and fees       744       726       956
Gain on sale of loans                                     621        66        --
Other income                                              917       772       845
Net realized gains on sales of securities                  56        49        29
                                                      -------   -------   -------
Total other income                                     10,881     7,834     6,686
                                                      -------   -------   -------
Other expense:
Salaries and employee benefits                         10,195     8,006     7,505
Occupancy expense                                       1,625     1,287       938
Equipment expense                                       1,189       962       853
Marketing and advertising expense                       1,002       791       575
Professional services                                     987       678       729
Other expense                                           4,040     3,776     3,400
                                                      -------   -------   -------
Total other expense                                    19,038    15,500    14,000
                                                      -------   -------   -------
Income before income taxes                              6,905     3,895     2,689
Income taxes                                            1,985     1,119       563
                                                      -------   -------   -------
Net income                                            $ 4,920   $ 2,776   $ 2,126
                                                      =======   =======   =======
Basic earnings per share                              $  1.57   $  1.45   $  1.15
                                                      =======   =======   =======
Diluted earnings per share                            $  1.56   $  1.45   $  1.15
                                                      =======   =======   =======


                 See Notes to Consolidated Financial Statements.

                            LEESPORT FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 2002, 2001 and 2000
                    (Amounts in thousands, except share data)

                                                                                               Accum-
                                                                                               ulated
                                                     Common Stock                               Other
                                                  -------------------                          compre-
                                                  Number of                                    hensive
                                                    Shares      Par               Retained     Income     Treasury
                                                    Issued     Value    Surplus   Earnings     (Loss)      Stock      Total
                                                  ---------   -------   -------   --------    --------    --------  --------
Balance, December 31, 1999                        1,858,919   $ 9,295   $ 4,988   $ 13,571    $ (2,134)   $ (118)   $ 25,602
                                                                                                                    --------
Comprehensive income:
 Net income                                              --        --        --      2,126          --        --       2,126
 Change in net unrealized gains (losses) on
  securities available for sale, net of
  reclassification adjustment                            --        --        --         --       1,665        --       1,665
                                                                                                                    --------
Total comprehensive income                                                                                             3,791
                                                                                                                    --------
Reissuance of treasury stock in connection with
 director and employee stock purchase plans              --        --         8         --          --        56          64
Cash dividends declared ($.60 per share)                 --        --        --     (1,111)         --        --      (1,111)
                                                  ---------   -------   -------   --------    --------    ------    --------
Balance, December 31, 2000                        1,858,919     9,295     4,996     14,586        (469)      (62)     28,346
                                                                                                                    --------
Comprehensive income:
 Net income                                              --        --        --      2,776          --        --       2,776
 Change in net unrealized gains (losses) on
  securities available for sale, net of
  reclassification adjustment                            --        --        --         --         728        --         728
                                                                                                                    --------
Total comprehensive income                               --        --        --         --          --        --       3,504
                                                                                                                    --------
Reissuance of treasury stock in connection with
 director and employee stock purchase plans              --        --         7         --          --        62          69
Common stock issued                               1,220,419     6,102     8,507         --          --        --      14,609
Cash dividends declared ($.60 per share)                 --        --        --     (1,307)         --        --      (1,307)
                                                  ---------   -------   -------   --------    --------    ------    --------
Balance, December 31, 2001                        3,079,338    15,397    13,510     16,055         259         0      45,221
Comprehensive income:
 Net income                                              --        --        --      4,920          --        --       4,920
 Change in net unrealized gains (losses) on
  securities available for sale, net of
  reclassification adjustment                            --        --        --         --       1,882        --       1,882
                                                                                                                    --------
Total comprehensive income                               --        --        --         --          --        --       6,802
                                                                                                                    --------
Common stock issued in connection with
 acquisitions                                       141,908       709     1,866         --          --        --       2,575
Common stock issued in connection with director
 and employee stock purchase plans                   20,360       102       197         --          --        --         299
Cash dividends declared ($.63 per share)                 --        --        --     (1,997)         --        --      (1,997)
                                                  ---------   -------   -------   --------    --------    ------    --------
Balance, December 31, 2002                        3,241,606   $16,208   $15,573   $ 18,978    $  2,141    $    0    $ 52,900
                                                  =========   =======   =======   ========    ========    ======    ========


                 See Notes to Consolidated Financial Statements.

                            LEESPORT FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2002, 2001 and 2000
                             (Amounts in thousands)

                                                            Years Ended December 31,
                                                      -----------------------------------
                                                         2002         2001         2000
                                                      ---------    ---------    ---------
Cash Flows From Operating Activities
Net income                                            $   4,920    $   2,776    $   2,126
Adjustments to reconcile net income to net cash
 provided by operating activities:
Provision for loan losses                                 1,455        1,012        1,082
Provision for depreciation                                  905          571          801
Provision for amortization                                   72          311          291
Deferred income taxes                                       115          109         (327)
Net amortization of securities premiums and
 discounts                                                  789          118           47
Net realized (gain) loss on sale of foreclosed real
 estate                                                     (15)          54           98
Net gain on sales of securities available for sale          (56)         (49)         (29)
Proceeds from sale of loans held for sale                75,193       32,363        8,473
Net (gain) loss on loans held for sale                   (1,937)      (1,138)         308
Loans held for sale                                     (82,024)     (41,369)     (10,846)
Realized (gain) loss on sale of premises and
 equipment                                                  (22)          38         (246)
Earnings on investment in life insurance                   (330)        (374)        (311)
(Increase) decrease in accrued interest receivable
 and other assets                                        (1,630)         251       (2,031)
Increase in accrued interest payable and other
 liabilities                                              1,336          583        1,115
                                                      ---------    ---------    ---------
Net Cash Provided by (Used in) Operating
 Activities                                              (1,229)      (4,744)         551
                                                      ---------    ---------    ---------
Cash Flows From Investing Activities
Activity in available for sale securities:
 Purchases                                              (92,020)    (118,251)     (16,859)
 Maturities, calls and principal repayments              68,998       17,999        6,680
 Proceeds from sales                                     15,228       29,421       11,030
Net cash used in acquisitions                            (3,556)          --          (29)
Net increase in loans receivable                        (34,445)     (20,354)     (30,594)
Net increase in Federal Home Loan Bank stock               (695)        (723)        (552)
Purchase of life insurance policies                          --           --       (3,317)
Proceeds from sale of foreclosed real estate                230          455          399
Purchase of premises and equipment                       (2,603)      (2,651)      (1,772)
Proceeds from sale of premises and equipment                 46          819          416
                                                      ---------    ---------    ---------
Net Cash Used in Investing Activities                   (48,817)     (93,285)     (34,598)
                                                      ---------    ---------    ---------


                 See Notes to Consolidated Financial Statements.

                            LEESPORT FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                  Years ended December 31, 2002, 2001 and 2000
                             (Amounts in thousands)

                                                          Years Ended December 31,
                                                    -----------------------------------
                                                       2002         2001         2000
                                                    ---------    ---------    ---------
Cash Flows From Financing Activities
Net increase in deposits                               48,255       35,214       27,019
Net increase (decrease) in federal funds
 purchased and securities sold under
 agreements to repurchase                             (19,455)      38,311      (12,912)
Repayment of long-term debt                           (12,000)      (1,500)     (11,000)
Proceeds from long-term debt                           22,000       20,200       23,500
Issuance of mandatory redeemable capital
 debentures                                            10,000           --        5,000
Deferred financing fees on redeemable capital
 debentures                                              (300)          --         (229)
Reissuance of treasury stock                               --           69           64
Net proceeds from issuance of common stock                299       14,609           --
Proceeds from the exercise of stock options                18           --           --
Cash dividends paid                                    (1,997)      (1,307)      (1,111)
                                                    ---------    ---------    ---------
Net Cash Provided by Financing Activities              46,820      105,596       30,331
                                                    ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents       (3,226)       7,567       (3,716)
Cash and cash equivalents:
 January 1                                             19,716       12,149       15,865
                                                    ---------    ---------    ---------
 December 31                                        $  16,490    $  19,716    $  12,149
                                                    =========    =========    =========
Cash payments for:
Interest                                            $  14,422    $  16,627    $  15,973
                                                    =========    =========    =========
Income taxes                                        $   1,775    $   1,095    $     875
                                                    =========    =========    =========
Supplemental Schedule of Noncash
 Investing and Financing Activities
Other real estate acquired in settlement of loans   $     282    $     369    $     525
                                                    =========    =========    =========


                 See Notes to Consolidated Financial Statements.

1. Significant Accounting Policies

Principles of consolidation:

The consolidated financial statements include the accounts of Leesport Financial Corp. (the "Company"), a bank holding company, which has elected to be treated as a financial holding company, and its wholly-owned subsidiaries, Essick & Barr, LLC ("Essick & Barr"), Leesport Bank (the "Bank"), First Leesport Capital Trust I and Leesport Capital Trust II. As of December 31, 2002, the Bank's wholly-owned subsidiaries were Leesport Investment Group, Inc. ("LIG"), Leesport Wealth Management, Inc. ("LWM") and Leesport Realty Solutions, LLC. All significant intercompany accounts and transactions have been eliminated.

Nature of operations:

The Bank provides full banking services. Essick & Barr provides risk management services and personal and commercial insurance coverage through several insurance companies. LIG and LWM provide investment advisory and brokerage services. Leesport Realty Solutions, LLC provides title insurance and other real estate related services to the Company's customers through limited partnership arrangements with unaffiliated third parties involved in the real estate services industry. First Leesport Capital Trust I and Leesport Capital Trust II are trusts formed for the purpose of issuing the mandatory redeemable debentures on behalf of the Company. The Company and the Bank are subject to the regulations of various federal and state agencies and undergo periodic examinations by various regulatory authorities. The area served by the Company and related subsidiaries is principally Berks, Luzerne, Montgomery and Schuylkill counties in Pennsylvania.

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

Loans held for sale:

Mortgage loans originated and intended for sale in the secondary market at the time of origination are carried at the lower of cost or estimated fair value on an aggregate basis. All sales are made without recourse. At December 31, 2002 and 2001, there were $21.0 million and $12.2 million, respectively, of residential mortgage loans held for sale.

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

Revenue recognition:

Insurance revenues are derived from commissions and fees. Commission revenues, as well as the related premiums receivable and payable to insurance companies, are recognized the later of the effective date of the insurance policy or the date the client is billed, net of an allowance for estimated policy cancellations. The reserve for policy cancellations is periodically evaluated and adjusted as necessary. Commission revenues related to installment premiums are recognized as billed. Commissions on premiums billed directly by insurance companies are generally recognized as income when received. Contingent commissions from insurance companies are generally recognized as revenue when the data necessary to reasonably estimate such amounts is obtained. A contingent commission is a commission paid by an insurance company that is based on the overall profit and/or volume of the business placed with the insurance company. Fee income is recognized as services are rendered.

Goodwill and other intangible assets:

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 revised the accounting for purchased intangible assets and, in general, requires that goodwill no longer be amortized, but rather that it be tested for impairment on an annual basis at the reporting unit level, which is either at the same level or one level below an operating segment. Other acquired intangible assets with finite lives, such as purchased customer accounts, are required to be amortized over their estimated lives. Prior to January 1, 2002, substantially all of the Company's goodwill was amortized using the straight line method over fifteen to twenty years. Other intangible assets are amortized using the straight line method over estimated useful lives of four to twenty years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired.

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

Derivative financial instruments:

Effective January 1, 2001, the Company adopted SFAS No. 133, as amended. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair-value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (cash-flow hedge) or (c) a hedge of the foreign currency exposure of a net investment in foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency denominated forecasted transaction. Pursuant to SFAS No. 133, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

Derivative use for the Company consists primarily of an interest rate swap entered into in 2002 to in effect convert fixed rate capital debentures into variable rate. The Company has designated its interest rate swap as a fair value hedge as defined in SFAS No. 133. Because the critical term of the interest rate swap match the terms of the trust preferred securities, the swap qualifies for "short-cut method" accounting treatment under SFAS No. 133.

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

The Company's calculation of earnings per share for the years ended December 31, 2002, 2001, and 2000 is as follows:

                                                                    Weighted
                                                    Income       average shares     Per share
                                                 (numerator)      (denominator)      amount
                                                -------------   ----------------   ----------
                                                    (In thousands except per share data)
                    2002
Basic earnings per share:
Net income available to common stockholders         $4,920            3,131         $  1.57
Effect of dilutive stock options                        --               15           ( .01)
                                                    ------            -----         -------
Diluted earnings per share:
Net income available to common stockholders
 plus assumed conversion                            $4,920            3,146         $  1.56
                                                    ======            =====         =======
                    2001
Basic earnings per share:
Net income available to common stockholders         $2,776            1,911         $  1.45
Effect of dilutive stock options                        --                2              --
                                                    ------            -----         -------
Diluted earnings per share:
Net income available to common stockholders
 plus assumed conversion                            $2,776            1,913         $  1.45
                                                    ======            =====         =======
                    2000
Basic earnings per share:
Net income available to common stockholders         $2,126            1,852         $  1.15
Effect of dilutive stock options                        --                2              --
                                                    ------            -----         -------
Diluted earnings per share:
Net income available to common stockholders
 plus assumed conversion                            $2,126            1,854         $  1.15
                                                    ======            =====         =======

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

The components of other comprehensive income and related tax effects were as follows:

                                                        Years Ended December 31,
                                                      -----------------------------
                                                        2002       2001       2000
                                                      -------    -------    -------
                                                             (In thousands)
Unrealized holding gains on available for
 sale securities                                      $ 2,908    $ 1,152    $ 2,552
Less reclassification adjustment for gains realized
 in income                                                (56)       (49)       (29)
                                                      -------    -------    -------
 Net unrealized gains                                   2,852      1,103      2,523
Tax effect                                               (970)      (375)      (858)
                                                      -------    -------    -------
Net of tax amount                                     $ 1,882    $   728    $ 1,665
                                                      =======    =======    =======

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

Recently issued accounting standards:

In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement became effective for the Company on January 1, 2003 and does not have a significant impact on the Company's financial condition or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including certain costs incurred in a restructuring)." This statement delays recognition of these costs until liabilities are incurred and requires fair value measurement. It does no impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a significant impact on the Company's financial condition or results of operations.

2. Acquisitions

On August 30, 2002, the Company completed its purchase of certain assets of First Affiliated Investment Group ("First Affiliated"), an investment management and brokerage firm located in State College, Pennsylvania. In addition to cash payments of $175,000, the Company issued 9,460 shares of its common stock at a price of $18.50, resulting in an aggregate purchase price of $350,000. Continquent payments totaling up to $300,000, payable in stock at the then current market values and/or cash are based upon achieving certain revenue levels over the next three years. The results of First Affiliated's operations have been included in the consolidated financial statements since September 1, 2002.

On October 1, 2002, the Company acquired 100% of the outstanding shares of common stock of The Boothby Group, Inc. ("Boothby") headquartered in Blue Bell, Montgomery County, Pennsylvania. Boothby is a full service insurance agency that provides a broad range of insurance products and services. Boothby has become a division of Essick & Barr. As a result of this acquisition, Essick & Barr expanded its retail and commercial insurance presence into Montgomery County. In addition to cash payments of $3.6 million, the Company has issued 132,448 shares of its common stock at a price of $18.12 resulting in an aggregate purchase price of $6.0 million. Contingent payments totaling up to $1.6 million, payable in the Company's common stock at the then current market value, are based on Boothby achieving certain revenue levels over the next five years. The results of Boothby's operations have been included in the consolidated financial statements since October 1, 2002.

The allocation of the purchase price to specific assets and liabilities is based, in part upon an outside appraisal of Boothby's long-lived assets. The allocation is still preliminary at this time. The Company expects to finalize the outside appraisal of the long-lived assets and the determination of the fair value of all other Boothby assets and liabilities in 2003. None of the Boothby related goodwill is expected to be deductible for income tax purposes.

The components of the purchase price and preliminary allocation are as follows (in thousands):

            Purchase price:
            Cash                                                     $ 3,600
            Stock issued (132,448 shares at $18.12)                    2,400
            Acquisition costs                                            162
                                                                     -------
            Total consideration and acquisition costs                $ 6,162
                                                                     =======
            Preliminary allocation of purchase price:
            Current assets                                           $   857
            Property and equipment                                       145
            Other assets                                                 116
            Identifiable intangible assets:
             Purchased customer accounts
              (20 year useful life)                        2,036
             Employment contracts (7 year useful life)       867
             Trade name (5 year useful life)                 149
                                                           -----
                                                                       3,052
            Goodwill                                                   3,830
            Deferred tax liabilities                                  (1,020)
            Liabilities assumed                                         (818)
                                                                     -------
            Total preliminary allocation of purchase
             price                                                   $ 6,162
                                                                     =======

The following represents the unaudited pro forma results of the on-going operations for Leesport Financial Corp. and Boothby as though the acquisition of Boothby had occurred at the beginning of each period shown. The unaudited pro forma information, however, is not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the periods presents, nor is it necessarily indicative of future results.

                                        Pro Forma     Pro Forma
                                       Year Ended     Year Ended
                                      December 31,   December 31,
                                          2002           2001
                                      ------------   ------------
                                       (In thousands except per
                                            share amounts)
      Revenues                          $ 29,881      $ 23,577
      Net Income                           4,588         2,888
      Earnings per share (basic)            1.42          1.41
      Earnings per share (diluted)          1.41          1.41

During the first quarter of 2002, the Company completed the transitional impairment test of goodwill. In all instances, the estimated fair values of the reporting segments exceeded their book values; and therefore, no write-down of goodwill was required as of January 1, 2002.

As a result of the adoption of SFAS No. 142, the Company ceased amortization of goodwill associated with previous acquisitions effective January 1, 2002. As prescribed by SFAS No. 142, the following is a reconciliation of reported net income and earnings per share and net income and earnings per share adjusted to exclude the impact of amortization of goodwill for the years ended December 31, 2001 and 2000:

                                                   December 31,
                                         ------------------------------------
                                          2002           2001           2000
                                         ------         ------         ------
                                        (In thousands except per share amounts)
      Net income, as reported            $4,920         $2,776         $2,126
      Add back: goodwill amortization,
       net of tax                            --            258            264
                                         ------         ------         ------
      Adjusted net income                $4,920         $3,034         $2,390
                                         ======         ======         ======
      Earnings per share:
       As reported basic                 $ 1.57         $ 1.45         $ 1.15
       As adjusted basic                   1.57           1.59           1.29
       As reported diluted                 1.56           1.45           1.15
       As adjusted diluted                 1.56           1.59           1.29

In accordance with the provisions of SFAS No. 142, the Company continues to amortize other intangible assets over the estimated remaining life of each respective asset. Amortizable intangible assets were composed of the following:

                                                 As of December 31, 2002
                                                --------------------------
                                                   Gross
                                                 Carrying     Accumulated
                                                  Amount      Amortization
                                                ----------   -------------
                                                     ($ in thousands)
      Amortizable intangible assets:
       Purchase of client accounts                $2,036         $24
       Employment contracts                          910          32
       Assets under management                       184          10
       Tradename                                     149           6
                                                  ------         ---
       Total                                      $3,279         $72
                                                  ======         ===

      Aggregate Amortization Expense:
       For the year ended December 31, 2002                 $ 72
      Estimated Amortization Expense:
       For the year ended December 31, 2003                 $275
       For the year ended December 31, 2004                  275
       For the year ended December 31, 2005                  275
       For the year ended December 31, 2006                  273
       For the year ended December 31, 2007                  262

The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows:

                                             Insurance   Investment
                                              Services    Services
                                              Segment     Segment      Total
                                             ---------   ----------   ------
                                                     ($ in thousands)
      Balance as of January 1, 2002            $3,786       $523      $4,309
      Goodwill acquired during the year         3,830        122       3,952
                                               ------       ----      ------
      Balance as of December 31, 2002          $7,616       $645      $8,261
                                               ======       ====      ======

3. Restrictions on Cash and Due from Banks

The Federal Reserve Bank requires the Bank to maintain average reserve balances. For the years 2002 and 2001, the average of these daily reserve balances approximated $1.4 million and $1.6 million, respectively.

4. Securities Available For Sale

The amortized cost of securities and their approximate fair values at December 31 were as follows:

                                                                    Gross        Gross
                                                     Amortized   Unrealized   Unrealized      Fair
                                                        Cost        Gains       Losses       Value
                                                     ---------   ----------   ----------   --------
                                                                     (In thousands)
December 31, 2002:
 U.S. Government agency securities                   $  5,641      $   14       $   --     $  5,655
 Mortgage-backed securities                           103,778       2,531          (99)     106,210
 Obligations of states and political subdivisions      18,842         531          (59)      19,314
 Corporate debt securities                             19,042         430         (317)      19,155
 Equity securities                                      7,018         212           --        7,230
                                                     --------      ------       ------     --------
                                                     $154,321      $3,718       $ (475)    $157,564
                                                     ========      ======       ======     ========
December 31, 2001:
 U.S. Treasury securities                            $ 14,046      $    3       $   (3)    $ 14,046
 U.S. Government agency securities                      5,264         394           --        5,658
 Mortgage-backed securities                            90,079         514         (454)      90,139
 Obligations of states and political subdivisions      17,053         125         (299)      16,879
 Corporate debt securities                             14,323         137         (187)      14,273
 Equity securities                                      5,800         176          (14)       5,962
                                                     --------      ------       ------     --------
                                                     $146,565      $1,349       $ (957)    $146,957
                                                     ========      ======       ======     ========

Equity securities include restricted stock in the Federal Home Loan Bank.

The amortized cost and fair value of securities as of December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain securities may be called or prepaid without penalty.

                                                      Amortized      Fair
                                                         Cost       Value
                                                      ---------   --------
                                                         (In thousands)
           Due in one year or less                    $ 11,918    $ 12,108
           Due after one year through five years         3,106       3,124
           Due after five years through ten years        3,943       4,017
           Due after ten years                          24,558      24,875
           Mortgage-backed securities                  103,778     106,210
           Equity securities                             7,018       7,230
                                                      --------    --------
                                                      $154,321    $157,564
                                                      ========    ========

Securities with a carrying amount of $50.1 million and $56.3 million at December 31, 2002 and 2001, respectively, were pledged to secure securities sold under agreements to repurchase, public deposits and for other purposes as required or permitted by law.

Net gains of $56,000, $49,000 and $29,000 were realized on sales of securities available for sale in 2002, 2001 and 2000, respectively.

5. Loans

The components of loans were as follows:

                                                          December 31,
                                                     ----------------------
                                                        2002          2001
                                                     --------      --------
                                                         (In thousands)
       Residential real estate                       $106,153      $109,435
       Commercial                                      91,030       111,772
       Commercial, secured by real estate              98,360        54,799
       Consumer, net of unearned income                13,081        11,376
       Home equity lines of credit                     26,560        14,541
                                                     --------      --------
        Loans                                         335,184       301,923
       Allowance for loan losses                       (4,182)       (3,723)
                                                     --------      --------
        Loans, net of allowance for loan losses      $331,002      $298,200
                                                     ========      ========

Changes in the allowance for loan losses were as follows:

                                         Years Ended December 31,
                                     -------------------------------
                                       2002        2001        2000
                                     -------      ------      ------
                                              (In thousands)
      Balance, beginning             $ 3,723      $3,571      $2,954
      Provision for loan losses        1,455       1,012       1,082
      Loans charged off               (1,067)       (980)       (555)
      Recoveries                          71         120          90
                                     -------      ------      ------
      Balance, ending                $ 4,182      $3,723      $3,571
                                     =======      ======      ======

The recorded investment in impaired loans not requiring an allowance for loan losses was $1.2 million at December 31, 2002 and $1.0 million at December 31, 2001. The recorded investment in impaired loans requiring an allowance for loan losses was $2.0 million and $2.3 million at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, the related allowance for loan losses associated with those loans was $1.1 million and $630,000, respectively. For the years ended December 31, 2002, 2001 and 2000, the average recorded investment in these impaired loans was $3.20 million, $3.24 million and $1.50 million, respectively; and the interest income recognized on impaired loans was $226,000 for 2002, $257,000 for 2001 and $61,000 for 2000.

Loans on which the accrual of interest has been discontinued amounted to $1,229,000 and $751,000 at December 31, 2002 and 2001 respectively. Loan balances past due 90 days or more and still accruing interest but which management expects will eventually be paid in full, amounted to $64,000 and $64,000 at December 31, 2002 and 2001.

6. Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of these loans as of December 31, 2002 and 2001 was $53.5 million and $31.6 million, respectively.

The balance of capitalized servicing rights included in other assets at December 31, 2002 and 2001, was $561,000 and $371,000, respectively. The fair value of these rights was $561,000 and $371,000, respectively. The fair value of servicing rights was determined using discount rates of 10.0 percent.

The following summarizes mortgage servicing rights capitalized and amortized:

                                                 Years Ended December 31,
                                                 ------------------------
                                                  2002     2001     2000
                                                 ------   ------   -----
                                                     (In thousands)
       Mortgage servicing rights capitalized      $325     $187     $83
                                                  ====     ====     ===
       Mortgage servicing rights amortized        $135     $ 44     $22
                                                  ====     ====     ===

7. Premises and Equipment

Components of premises and equipment were as follows:

                                                December 31,
                                             ------------------
                                               2002       2001
                                             -------     ------
                                                (In thousands)
  Land and land improvements                 $ 1,447     $1,443
  Buildings                                    4,893      5,035
  Leasehold improvements                       3,621      2,019
  Furniture and equipment                      4,262      3,410
                                             -------     ------
                                              14,223     11,907
  Less accumulated depreciation                2,925      2,284
                                             -------     ------
  Premises and equipment, net                $11,298     $9,623
                                             =======     ======

Certain facilities and equipment are leased under various operating leases. Rental expense for these leases was $901,000, $624,000 and $302,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Future minimum rental commitments under noncancellable leases as of December 31, 2002 were as follows (in thousands):

                          2003            $  693
                          2004               694
                          2005               699
                          2006               683
                          2007               648
                          Thereafter       5,749
                                          ------
                                          $9,166
                                          ======
8. Deposits

The components of deposits were as follows:

                                                 December 31,
                                            ---------------------
                                              2002         2001
                                            --------     --------
                                                (In thousands)
  Demand, non-interest bearing              $ 60,015     $ 43,476
  Demand, interest bearing                   118,392       96,672
  Savings                                     50,367       41,338
  Time, $100,000 and over                     23,837       22,906
  Time, other                                127,221      127,185
                                            --------     --------
  Total deposits                            $379,832     $331,577
                                            ========     ========

At December 31, 2002, the scheduled maturities of time deposits were as follows (in thousands):

                          2003           $ 65,602
                          2004             54,574
                          2005              7,357
                          2006             20,388
                          2007              2,802
                          Thereafter          335
                                         --------
                                         $151,058
                                         ========

9. Borrowings

At December 31, 2002, the Bank had purchased federal funds from the Federal Home Loan Bank and other correspondent financial institutions totaling $9.2 million. At December 31, 2001, the Bank had purchased federal funds from the Federal Home Loan Bank in the amount of $32.5 million. The December 31, 2002 balances outstanding matured as of January 31, 2003, at interest rates ranging from 1.44% to 1.66%. The December 31, 2001 balances outstanding matured January 2, 2002, at interest rates ranging from 1.58% to 2.31%.

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

                                                   Years Ended December 31,
                                                   -------------------------
                                                       2002        2001
                                                       ----        ----
                                                    (Dollars in thousands)
       Average balance during the year               $18,087     $13,459
       Average interest rate during the year            1.73%       3.59%
       Maximum month-end balance during the year     $28,858     $22,313

Long-term debt consisted of the following:

                                                            December 31,
                                                        --------------------
                                                          2002        2001
                                                        --------   ---------
                                                           (In thousands)
       Notes with the Federal Home Loan Bank (FHLB):

       30 Day Term Note Due January 2002,
        Fixed at 1.93%                                   $   --     $3,000
       1 Year Term Note Due August 2002,
        Variable at 2.05%                                    --      3,000
       2 Year Term Note Due November 2002,
        Fixed at 6.57%                                       --      4,000
       1 Year Term Note Due December 2002,
        Fixed at 2.41%                                       --      2,000
       1 Year Term Note Due January 2003,
        Fixed at 2.20%                                    2,500         --
       18 Month Term Note Due February 2003,
        Fixed at 4.13%                                    3,500      3,500
       2 Year Term Note Due December 2003,
        Fixed at 3.39%                                    1,300      1,300

                                                            December 31,
                                                       -----------------------
                                                          2002         2001
                                                       ----------   ----------
                                                           (In thousands)
       2 Year Term Note Due August 2003,
        Fixed at 4.33%                                    3,500        3,500
       3 Year Term Note Due November 2003,
        Fixed at 6.59%                                    4,000        4,000
       3 Year Term Note Due January 2004,
        Fixed at 5.55%                                   10,000       10,000
       2 Year Term Note Due June 2004,
        Fixed at 3.34%                                    1,500           --
       2 Year Term Note Due July 2004,
        Fixed at 2.67%                                    2,000           --
       4 Year Term Note Due November 2004,
        Fixed at 6.63%                                    4,000        4,000
       5 Year/2 Year Term Note Due December 2004,
        Fixed at 6.14%(1)                                 5,000        5,000
       3 Year Term Note Due December 2004,
        Fixed at 4.23%                                    1,300        1,300
       3 Year Term Note Due January 2005,
        Fixed at 3.95%                                    2,500           --
       3 Year Term Note Due June 2005,
        Fixed at 3.91%                                    1,500           --
       4 Year Term Note Due December 2005,
        Fixed at 4.80%                                    1,300        1,300
       4 Year Term Note Due July 2006,
        Fixed at 3.69%                                    2,000           --
       5 Year Term Note Due December 2006,
        Fixed at 5.14%                                    1,300        1,300
       4 Year Term Note Due December 2006,
        Fixed at 3.13%                                    4,000           --
       5 Year Term Note Due January 2007,
        Fixed at 4.83%                                    2,500           --
       5 Year Term Note Due June 2007,
        Fixed at 4.62%                                    1,500           --
       5 Year Term Note Due July 2007,
        Fixed at 4.00%                                    2,000           --
       10 Year/5 Year Term Note Due September 2008,
        Fixed at 4.92%(1)                                 5,000        5,000
       10 Year/5 Year Term Note Due February 2009,
        Fixed at 4.97%(1)                                 5,000        5,000
       10 Year/5 Year Term Note Due December 2009,
        Fixed at 6.30%(1)                                 5,000        5,000
                                                        -------      -------
                                                        $72,200      $62,200
                                                        =======      =======

----------
(1) These notes contain a convertible option that allows the FHLB, at quarterly intervals, to change the note to an adjustable-rate advance at three-month LIBOR (1.38% at December 31, 2002) plus 14 to 16 basis points. If the note is converted, the option allows the Bank to put the funds back to the FHLB at par. The year/year refers to the maturity of the note (in years) and the term until the first convertible date.

Contractual maturities of long-term debt at December 31, 2002 were as follows (in thousands):

                           2003            $14,800
                           2004             23,800
                           2005              5,300
                           2006              7,300
                           2007              6,000
                           Thereafter       15,000
                                           -------
                                           $72,200
                                           =======

The Bank has a maximum borrowing capacity with the Federal Home Loan Bank of approximately $224.7 million, of which $76.1 million was outstanding at December 31, 2002. Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

10. Mandatory Redeemable Capital Debentures

First Leesport Capital Trust I, a Delaware statutory business trust, was formed on March 9, 2000 and is a wholly-owned subsidiary of the Company. The Trust issued $5 million of 10 7/8% fixed rate capital trust pass-through securities to investors. First Leesport Capital Trust I purchased $5 million of fixed rate junior subordinated deferrable interest debentures from Leesport Financial Corp. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by Leesport Financial Corp. of the obligations of the Trust under the capital securities. The capital securities are redeemable by Leesport Financial Corp. on or after March 9, 2010, at stated premiums, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on March 9, 2030. In October 2002, the Company entered into an interest rate swap agreement that effectively converts the securities to a floating interest rate of six month LIBOR plus 5.25% (7.07% at December 31, 2002).

On September 26, 2002, the Company established Leesport Capital Trust II, a Delaware statutory business trust, in which the Company owns all of the common equity. Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45% (5.25% at December 31, 2002). These debentures are the sole assets of the Trusts. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by Leesport Financial Corp. of the obligations of the Trust under the capital securities. These securities must be redeemed in September 2032, but may be redeemed on or after November 7, 2007 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier I capital for the Company.

11. Employee Benefits

In 2000, the Company established an Employee Stock Ownership Plan (ESOP) to provide its employees with future retirement plan assistance. The ESOP invests primarily in the Company's common stock. Contributions to the Plan are at the discretion of the Board of Directors. For the years ended December 31, 2002, 2001 and 2000, $178,000, $161,000 and $167,000, respectively, was accrued to provide for contribution of shares to the Plan. During 2002 and 2001 respectively, 10,222 and 4,704 shares were purchased on behalf of the ESOP. No shares were purchased duirng 2000.

Leesport Bank terminated its noncontributory defined benefit pension plan during 2000. This plan had covered all Leesport Bank employees who met the eligibility requirements. The Plan assets in excess of the projected benefit obligation were allocated to the Plan's eligible participants, and a gain on the termination of $21,000 was recognized.

The Company has a 401(k) Salary Deferral Plan. This plan covers all eligible employees who elect to contribute to the Plan. An employee who has attained 18 years of age and has been employed for at least 30 calendar days is eligible to participate in the Plan effective with the next quarterly enrollment period. Employees become eligible for the Company contribution to the Salary Deferral Plan at each future enrollment period upon completion of one year of service. The Company contributes 100% of the first three percent of eligible employees' annual salary deferral and 50% of the next four percent of salary deferred. Contributions from the Company vest to the employee over a five year schedule. The annual expense included in salaries and employee benefits representing the expense of the Company's contribution was $265,000, $217,000, and $257,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

The Company has entered into deferred compensation agreements with certain directors and a salary continuation plan for certain key employees. At December 31, 2002 and 2001, the present value of the future liability for these plans was $803,000 and $657,000, respectively. To fund the benefits under these agreements, the Company is the owner and beneficiary of life insurance policies on the lives of the directors and employees. These policies had an aggregate cash surrender value of $6.6 million and $6.3 million at December 31, 2002 and 2001, respectively, which amounts are included in other assets. For the years ended December 31, 2002, 2001 and 2000, $170,000, $98,000 and $226,000,
respectively, was charged to expense in connection with these agreements.

In May 2000, the Board of Directors of Leesport Financial Corporation adopted a non-compensatory Employee Stock Purchase Plan (ESPP). Under the ESPP, employees of the Company who elect to participate are eligible to purchase common stock at prices up to a 15 percent discount from the market value of the stock. The ESPP does not allow the discount in the event that the purchase price would fall below the Company's most recently reported book value per share. The ESPP allows an employee to make contributions through payroll deduction to purchase common shares up to 15 percent of annual compensation. The total number of shares of common stock that may be issued pursuant to the ESPP is 250,000. As of December 31, 2002, a total of 6,012 shares have been issued under the ESPP.

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

The Company has an Independent Directors Stock Option Plan that covers 52,500 shares of common stock. The Plan covers all directors of the Company who are not employees, and former directors who continue to be employed by the Company. The option price for options issued under the Plan will be equal to the fair market value of the Company's common stock on the date of grant. Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Company or the cessation of the participant's employment, or twelve months from the date of the participant's death or disability.

The Company accounts for the above stock option plans under the recognition and measurement principles of APB opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" to stock-based compensation.

                                                 Years ended December 31,
                                                --------------------------
                                                 2002      2001      2000
                                                ------    ------    ------
                                                      (In thousands)
Net income, as reported                         $4,920    $2,776    $2,126
Deduct total stock-based compensation expense
 determined under fair value based method for
 all awards, net of related tax effects           (167)     (154)     (147)
                                                ------    ------    ------
Pro forma net income                            $4,753    $2,622    $1,979
                                                ======    ======    ======
Basic earnings per share:
 As reported                                    $ 1.57    $ 1.45    $ 1.15
 Pro forma                                      $ 1.52    $ 1.37    $ 1.07
Diluted earnings per share:
 As reported                                    $ 1.56    $ 1.45    $ 1.15
 Pro forma                                      $ 1.51    $ 1.37    $ 1.07

The fair value of options granted during 2002, 2001 and 2000 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.34% to 4.97%; volatility factors of the expected market price of the Company's common stock of 21.14% to 21.51%; expected life of the options of 7.8 years and a cash dividend yield of 3.13% to 4.0%.

Stock option transactions under the Plans were as follows:

                                                            Years Ended December 31,
                                  -------------------------------------------------------------------
                                         2002                    2001                   2000
                                  --------------------    --------------------   --------------------
                                             Weighted-               Weighted-              Weighted-
                                              Average                 Average                Average
                                              Exercise                Exercise              Exercise
                                  Options      Price      Options      Price     Options      Price
                                  -------    ---------    -------    ---------   -------    ---------
Outstanding at the beginning
 of the year                      181,554    $  17.85     132,341    $  18.86     94,653    $  20.67
Granted                            60,650       18.65      54,050       15.07     40,050       14.58
Exercised                          (1,158)      15.69          --          --         --          --
Forfeited                         (12,203)      17.40      (4,837)      14.53     (2,362)      18.39
                                  -------    --------     -------    --------     ------    --------
Outstanding at the end of
 the year                         228,843    $  18.10     181,554    $  17.85    132,341    $  18.86
                                  =======    ========     =======    ========    =======    ========
Exercisable at December 31        114,631    $  18.51      79,656    $  19.12     46,397    $  19.94
                                  =======    ========     =======    ========    =======    ========
Weighted-average fair value
 of options granted during
 the year                                    $   3.26                $   2.98               $   4.68
                                             ========                ========               ========

Options available for grant at December 31, 2002 and 2001 were 32,499 and 80,946 respectively.

                                     Options Outstanding            Options Exercisable
                             ----------------------------------   ----------------------
                                                       Weighted                 Weighted
                               Options      Average     Average     Options     Average
                             Outstanding   Remaining   Exercise   Outstanding   Exercise
Range of Exercise Price        12/31/02       Term       Price      12/31/02     Price
-----------------------      -----------   ---------   --------   -----------   --------
$13.75 to $15.65                78,190        8.6       $14.75      39,980       $14.75
 16.38 to 19.29                 59,895        7.8        17.27      32,945        17.27
 19.43 to 22.14                 43,350        9.5        19.57       3,780        19.57
 22.74 to 25.95                 47,408        5.9        23.32      37,926        23.32

The weighted-average remaining contractual life of the above options is approximately 7.9 years.

In December 2001, the Company completed its shareholder rights offering. Through the rights offering, the Company issued an additional 1.2 million shares of common stock at the offering price of $13.00 per share. The offering resulted in net proceeds of $14.3 million, after offering costs of $1.3 million.

13. Income Taxes

The components of income tax expense were as follows:

                       Years Ended December 31,
                    ------------------------------
                     2002        2001        2000
                    ------      ------      ------
                            (In thousands)
  Current           $1,870      $1,010      $  890
  Deferred             115         109        (327)
                    ------      ------      ------
                    $1,985      $1,119      $  563
                    ======      ======      ======

Reconciliation of the statutory federal income tax expense computed at 34% to the income tax expense included in the consolidated statements of income is as follows:

                                                   Years Ended December 31,
                                                ------------------------------
                                                 2002        2001        2000
                                                ------      ------      ------
                                                        (In thousands)
      Federal income tax at statutory rate      $2,348      $1,324      $  914
      Tax exempt interest                         (314)       (343)       (378)
      Interest disallowance                         33          50          59
      Bank owned life insurance                   (128)       (112)       (107)
      Non-deductible goodwill amortization          --          83          85
      Other                                         46         117         (10)
                                                ------      ------      ------
                                                $1,985      $1,119      $  563
                                                ======      ======      ======

The federal income tax provision includes $19,000, $17,000 and $10,000 in 2002, 2001 and 2000, respectively, of federal income taxes related to gains on the sale of securities.

Net deferred tax assets (liabilities) consisted of the following components:

                                                           December 31,
                                                        ------------------
                                                          2002       2001
                                                        -------    -------
                                                          (In thousands)
Deferred tax assets:
Allowance for loan losses                               $ 1,249    $ 1,065
Deferred compensation                                       314        258
                                                        -------    -------
Total deferred tax assets                                 1,563      1,323
                                                        -------    -------
Deferred tax liabilities:
Premises and equipment                                     (302)      (185)
Net unrealized gains on securities available for sale    (1,103)      (133)
Goodwill                                                 (1,020)        --
Mortgage servicing rights                                  (191)      (126)
Other                                                       (50)       (45)
                                                        -------    -------
 Total deferred tax liabilities                          (2,666)      (489)
                                                        -------    -------
Net deferred tax assets (liabilities)                   $(1,103)   $   834
                                                        =======    =======

14. Transactions With Executive Officers And Directors

The Bank has had banking transactions in the ordinary course of business with its executive officers and directors and their related interests on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 2002 and 2001, these persons were indebted to the Bank for loans totaling $7.89 million and $7.43 million, respectively. During 2002, $2.2 million of new loans were made and repayments totaled $1.74 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and tier I capital (as defined in the regulations) to risk-weighted assets, and of tier I capital to average assets. Management believes, as of December 31, 2002, that the Company and the Bank meet all minimum capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the Bank's primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed its category.

The Company's and the Bank's actual capital amounts and ratios are presented below:

                                                                                         Minimum
                                                                                       To Be Well
                                                                    Minimum        Capitalized Under
                                                                  For Capital      Prompt Corrective
                                                Actual         Adequacy Purposes   Action Provisions
                                            ---------------    -----------------  ------------------
                                             Amount   Ratio     Amount     Ratio   Amount      Ratio
                                            -------   -----    -------     -----  -------      -----
                                                          (Dollar amounts in thousands)
As of December 31, 2002:
Total capital (to risk-weighted assets):
Leesport Financial Corp.                    $58,511   14.60%   $32,062     8.00%  $40,078      10.00%
Leesport Bank                                52,089   13.33     31,270     8.00    39,088      10.00
Tier I capital (to risk-weighted assets):
Leesport Financial Corp.                     54,234   13.53     16,031     4.00    24,047       6.00
Leesport Bank                                47,886   12.25     15,635     4.00    23,453       6.00
Tier I capital (to average assets):
Leesport Financial Corp.                     54,234    9.94     21,819     4.00    27,274       5.00
Leesport Bank                                47,886    8.82     21,721     4.00    27,151       5.00

As of December 31, 2001:
Total capital (to risk-weighted assets):
Leesport Financial Corp.                    $49,338   14.78%   $26,705     8.00%  $33,381      10.00%
Leesport Bank                                33,520   10.13     26,474     8.00    33,092      10.00
Tier I capital (to risk-weighted assets):
Leesport Financial Corp.                     45,616   13.67     13,352     4.00    20,029       6.00
Leesport Bank                                29,798    9.00     13,237     4.00    19,856       6.00
Tier I capital (to average assets):
Leesport Financial Corp.                     45,616   10.03     18,191     4.00    22,739       5.00
Leesport Bank                                29,798    6.62     17,994     4.00    22,493       5.00

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. At December 31, 2002, the Bank had approximately $4.2 million available for payment of dividends to the Company. Loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis. At December 31, 2002, the Bank had secured loans outstanding to the Company totaling $1.01 million.

As of December 31, 2002, the Company had declared a $.16 per share cash dividend for shareholders of record on January 2, 2003, payable January 15, 2003. As of December 31, 2001, the Company had declared a $.15 per share cash dividend for shareholders of record on January 2, 2002, payable January 15, 2002.

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

A summary of the contractual amount of the Bank's financial instrument commitments is as follows:

                                                          December 31,
                                                      --------------------
                                                        2002         2001
                                                      -------      -------
                                                         (In thousands)
      Commitments to grant loans                      $11,114      $12,820
      Unfunded commitments under lines of credit       98,289       49,696
      Outstanding letters of credit                     4,923        2,070

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

During October 2002, the Company enter into its first interest rate swap agreement with a notional amount of $5 million. This derivative financial instrument effectively converted fixed interest rate obligations of outstanding mandatory redeemable capital debentures to variable interest rate obligations, decreasing the asset sensitivity of its balance sheet by more closely matching the Company's variable rate assets with variable rate liabilities. The Company considers the credit risk inherent in the contracts to be negligible. This swap has a notional amount equal to the outstanding principal amount of the related trust preferred securities, together with the same payment dates, maturity date and call provisions as the related trust preferred securities. Under the swap, the Company pays interest at a variable rate equal to six month LIBOR plus 5.25%, adjusted semiannually, 7.07% at December 31, 2002, and the Company receives a fixed rate equal to the interest that the Company is obligated to pay on the related trust preferred securities (107/8%). The Company has designated its interest rate swap as a fair value hedge as defined in SFAS No. 133. Because the critical terms of the interest rate swap match the terms of the trust preferred securities, the swap qualifies for "short-cut method" accounting treatment under SFAS No. 133.

The estimated fair value of the interest rate swap agreement represents the amount the Company would have expected to receive (pay) to terminate such contract. At December 31, 2002, the estimated fair value of the interest rate swap agreement was $48,000 and was offset by unrealized losses resulting from changes in the fair value of the related trust preferred security. The swap agreement exposes the Company to market and credit risk if the counterparty fails to perform. Credit risk is equal to the extent of a fair value gain on the swap. The Company manages this risk by entering into the transaction with high quality counterparties.

During the year ended December 31, 2002, the Company accrued amounts receivable under the agreement of $40,000, which was recorded as a reduction of the interest rates expense on the trust preferred securities.

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

The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at December 31, 2002 and 2001:

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

Interest rate swap:

The fair value of the interest rate swap agreement is based on the net present value of expected future cash flows and is heavily dependent on interest rate assumptions over the remaining term of the agreement.

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

Off-balance sheet instruments:

Fair values for the off-balance sheet instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

The estimated fair values of the Company's financial instruments were as follows:

                                                            December 31,
                                           ---------------------------------------------
                                                    2002                  2001
                                           ---------------------   ---------------------
                                           Carrying    Estimated   Carrying    Estimated
                                            Amount    Fair Value    Amount    Fair Value
                                           --------   ----------   --------   ----------
                                                          (In thousands)
Financial Assets:
Cash and cash equivalents                  $ 16,490    $ 16,490    $ 19,716    $ 19,716
Mortgage loans held for sale                 20,977      21,601      12,209      12,318
Securities                                  157,564     157,564     146,957     146,957
Loans, net                                  331,002     350,212     298,200     303,008
Mortgage servicing rights                       561         561         371         371
Accrued interest receivable                   2,459       2,459       2,728       2,728
Interest rate swap                               48          48          --          --
Financial Liabilities:
Deposits                                    379,832     385,322     331,577     335,129
Securities sold under agreements to
 repurchase                                  24,933      24,933      21,074      21,074
Federal funds purchased                       9,186       9,186      32,500      32,500
Long-term debt                               72,200      76,726      62,200      64,428
Mandatory redeemable capital debentures      15,048      15,048       5,000       4,905
Accrued interest payable                      1,944       1,944       2,254       2,254
Off-Balance Sheet Financial Instruments:
Commitments to extend credit                     --          --          --          --
Standby letters of credit                        --          --          --          --

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

Segment information for 2002, 2001 and 2000 is as follows (in thousands):

                                     Banking and   Brokerage and
                                      Financial      Investment
2002                                  Services        Services     Insurance   Total
--------------------------------------------------------------------------------------
Revenues from external customers      $ 20,932          $ 744       $ 5,722   $ 27,398
Income (loss) before income taxes        5,243           (159)        1,821      6,905
Total assets                           546,298            703        15,371    562,372
Purchases of premises and equipment      2,431             28           145      2,604

2001
----
Revenues from external customers      $ 15,767          $ 726       $ 3,914   $ 20,407
Income (loss) before income taxes        2,992            (75)          978      3,895
Total assets                           500,394            157         2,958    503,509
Purchases of premises and equipment      2,601             28            22      2,651

2000
----
Revenues from external customers      $ 12,963          $ 956       $ 3,852   $ 17,771
Income before income taxes               1,465            228           996      2,689
Total assets                           391,102            114         2,610    393,826
Purchases of premises and equipment      1,667             23            82      1,772

Income (loss) before income taxes, as presented above, does not reflect referral and management fees of approximately $797,000 and $165,000 that the insurance operation and the brokerage and investment operation, respectively, paid to the Bank during 2002. For 2001, referral and management fees of approximately $816,000 and $216,000 were paid by the insurance operation and brokerage and investment operation, respectively. Referral and management fees of approximately $614,000 and $179,000 were paid by the insurance operation and the brokerage and investment operation, respectively, to the Bank in 2000.

20. Leesport Financial Corp. (Parent Company Only) Financial Information

December 31,                                                   2002        2001
--------------------------------------------------------------------------------
(In thousands)

ASSETS
   Cash                                                      $   120     $   195
   Investment in bank subsidiary                              50,982      34,403
   Investment in non-bank subsidiaries                        11,523         228
   Securities available for sale                               6,840      16,386
   Premises and equipment and other assets                       283         737
                                                             -------     -------
    Total assets                                             $69,748     $51,949
                                                             =======     =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Borrowed funds                                            $ 1,010     $ 1,010
   Other liabilities                                             838         718
   Corporate obligation for mandatory redeemable
    debentures                                                15,000       5,000
   Shareholders' Equity                                       52,900      45,221
                                                             -------     -------
    Total liabilities and shareholders' equity               $69,748     $51,949
                                                             =======     =======

                              STATEMENTS OF INCOME

Years Ended December 31,                            2002       2001       2000
--------------------------------------------------------------------------------
(in thousands)

Dividends from bank subsidiary                    $ 2,000    $ 1,845    $ 2,165
Other income                                          412        325        233
Interest expense on corporate obligation for
 mandatory redeemable capital debentures             (694)      (551)      (424)
Other expense                                        (859)      (743)      (645)
                                                  -------    -------    -------
Income before equity in undistributed net income
 of subsidiaries and income taxes                     859        876      1,329
Income tax benefit                                   (370)      (334)      (283)
Net equity in undistributed net income of
 subsidiaries                                       3,691      1,566        514
                                                  -------    -------    -------
Net income                                        $ 4,920    $ 2,776    $ 2,126
                                                  =======    =======    =======

                            STATEMENTS OF CASH FLOWS



Years Ended December 31,                             2002        2001        2000
-----------------------------------------------------------------------------------
(in thousands)
Cash flows provided by operating activities
 Net income                                        $  4,920    $  2,776    $  2,126
 Depreciation and net amortization                        4           7           4
 (Equity in) excess of undistributed earnings of
   subsidiaries                                      (3,691)     (1,566)       (514)
 Gain on sale of available for sale securities         (148)        (39)         --
 Increase (decrease) in other liabilities               121         450        (397)
 (Increase) decrease in other assets                    143        (162)       (509)
 Other, net                                             466          --          --
                                                   --------    --------    --------
Net cash provided by operating activities             1,815       1,466         710
                                                   --------    --------    --------
Cash flows used in investing activities
 Purchase of investment securities                   (5,824)    (14,999)     (1,141)
 Proceeds from sales of available for sale
   securities                                        15,368       1,789          --
 Proceeds from the sale of premises                      24          --          --
 Purchase of fixed assets                               (42)         --          --
 Investment in bank subsidiary                      (11,375)         --      (5,190)
 Investment in non-bank subsidiaries                 (8,343)         --        (229)
                                                   --------    --------    --------
Net cash used in investing activities               (10,192)    (13,210)     (6,560)
                                                   --------    --------    --------
Cash flows provided by financing activities
 Proceeds from borrowings                                --          --       1,500
 Repayment of long-term debt                             --      (1,500)         --
 Issuance of mandatory redeemable capital
   debentures                                        10,000          --       5,000
 Net proceeds from issuance of common stock             299      14,609          --
 Reissuance of treasury stock                            --          69          64
 Cash dividends paid                                 (1,997)     (1,307)     (1,099)
                                                   --------    --------    --------
Net cash provided by financing activities             8,302      11,871       5,465
                                                   --------    --------    --------
Increase (decrease) in cash                             (75)        127        (385)
Cash:
Beginning                                               195          68         453
                                                   --------    --------    --------
Ending                                             $    120    $    195    $     68
                                                   ========    ========    ========

21. Quarterly Data (Unaudited)

                                               Fourth   Third    Second   First
Year Ended December 31, 2002                  Quarter  Quarter  Quarter  Quarter
--------------------------------------------------------------------------------
(In thousands, except per share data)
Interest income                                $7,690   $7,815   $7,770   $7,355
Interest expense                                3,457    3,560    3,507    3,589
                                               ------   ------   ------   ------
Net interest income                             4,233    4,255    4,263    3,766
Provision for loan losses                         405      390      345      315
                                               ------   ------   ------   ------
Net interest income after provision for loan
 losses                                         3,828    3,865    3,918    3,451
Other income                                    4,287    2,338    2,108    2,148
Other expense                                   5,791    4,666    4,472    4,109
                                               ------   ------   ------   ------
Income before income taxes                      2,324    1,537    1,554    1,490
Income taxes                                      720      429      431      405
                                               ------   ------   ------   ------
Net income                                     $1,604   $1,108   $1,123   $1,085
                                               ======   ======   ======   ======
Earnings per common share:
Basic earnings per share                       $  .50   $  .36   $  .36   $  .35
                                               ======   ======   ======   ======
Diluted earnings per share                     $  .49   $  .36   $  .36   $  .35
                                               ======   ======   ======   ======
Year Ended December 31, 2001
--------------------------------------------------------------------------------
Interest income                                $7,546   $7,388   $7,430   $7,262
Interest expense                                3,876    4,251    4,439    4,487
                                               ------   ------   ------   ------
Net interest income                             3,670    3,137    2,991    2,775
Provision for loan losses                         272      225      225      290
                                               ------   ------   ------   ------
Net interest income after provision for loan
 losses                                         3,398    2,912    2,766    2,485
Other income                                    2,122    2,117    1,945    1,650
Other expense                                   4,355    3,789    3,734    3,622
                                               ------   ------   ------   ------
Income before income taxes                      1,165    1,240      977      513
Income taxes                                      314      438      265      102
                                               ------   ------   ------   ------
Net income                                     $  851   $  802   $  712   $  411
                                               ======   ======   ======   ======
Earnings per common share, basic and
 diluted                                       $  .42   $  .43   $  .38   $  .22
                                               ======   ======   ======   ======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information relating to directors and executive officers of the Registrant is incorporated herein by reference to the information disclosed under the caption "MATTER NO. 1--ELECTION OF DIRECTORS--Directors" included in the Registrant's Proxy Statement for the Annual meeting of Shareholders to be held on April 22, 2003.

Item 11. Executive Compensation

The information relating to executive compensation and directors' compensation is incorporated herein by reference to the information disclosed under the captions "MATTER NO. 1--ELECTION OF DIRECTORS--Director Compensation; Executive Compensation; Executive Officer Agreements; Deferred Compensation and Salary Continuation Agreements; and Compensation Committee Interlocks and Insider Participation" included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the information disclosed under the caption "MATTER NO. 1--ELECTION OF DIRECTORS--Directors--Director and Officer Stock Ownership" included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2003.

The following table provides certain information regarding securities issued or issuable under the Company's equity compensation plans as of December 31, 2002.

                      EQUITY COMPENSATION PLAN INFORMATION

----------------------------------------------------------------------------------------------------
                                                                                       Number of
                                                                                       securities
                                                                                       remaining
                                            Number of                                available for
                                         securities to be                           future issuance
                                           issued upon         Weighted average       under equity
                                           exercise of        exercise price of     plans (excluding
                                           outstanding           outstanding           securities
                                        options, warrants     options, warrants       reflected in
Plan Category                               and rights            and rights         first column)
----------------------------------------------------------------------------------------------------
 Equity compensation plans approved
  by security holders                        228,843                $18.10               32,499
----------------------------------------------------------------------------------------------------
 Equity compensation plans not
  approved by security holders                   -0-                   N/A                  -0-
----------------------------------------------------------------------------------------------------
 Total                                       228,843                $18.10               32,499
----------------------------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions

The information relating to certain relationships and related transactions is incorporated herein by reference to the information disclosed under the caption "MATTER NO. 1--ELECTION OF DIRECTORS--Transactions with Management and Others" included in the Registrant's proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2003.

Item 14. Controls and Procedures

Within ninety days prior to filling this report, the Company, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer conclude that the Company's disclosure controls and procedures are effective. There were no significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Securities and Exchange Commission Rule 13a-14 defines "disclosure controls and procedures" as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, control and procedures designed to ensure that such information is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements.

Consolidated financial statements are included under Item 8 of Part II of this Form 10-K.

(b) 2. Financial Statement Schedules.

Financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

3. Exhibits


Exhibit No.   Description
-----------   ------------------------------------------------------------------

    3.1 Articles of Incorporation of Leesport Financial Corporation (incorporated by reference to Exhibit 3.1 of the Registrant's Amended Report on Form 10-K for the year ended December 31,
              2000).

    3.2 Bylaws of Leesport Financial Corporation (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the Year ended December 31, 2000).

    4.1 Form of Rights Agreement, dated as of September 19, 2001, between Leesport Financial Corporation and American Stock Transfer & Trust Company as Rights Agent (incorporated by reference to
              Exhibit 4.1 of Leesport Financial Corporation's Registration Statement on Form 8-A, dated October 1, 2001).

   10.1 Contract between the First National Bank of Leesport and Bisys (Incorporated herein by reference to Exhibit 10.1 to Registrant's annual report on Form 10-KSB for the year ended December 31,
              1998).

Exhibit No.   Description
-----------   ------------------------------------------------------------------

   10.2 Severance Agreement between the First National Bank of Leesport and John T. Connelly (Incorporated herein by reference to Exhibit
              10.2 to Registrant's annual report on Form 10-KSB for the year ended December 31, 1998).*

   10.3 Employment Agreement between the First National Bank of Leesport and Raymond H. Melcher, Jr., as amended.*

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

   10.8 1998 Independent Directors Stock Option Plan (Incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998).*

   10.9 Employment Agreement, dated September 17, 1998, among Leesport Financial Corp., Inc., Essick & Barr, Inc. and Charles J. Hopkins, as amended.*

   10.10 Employment Agreement, dated October 1, 1999, among Leesport Financial Corp., Inc., Leesport Investment Group, Inc., Leesport Wealth Management, Inc. and Keith W. Johnson, as amended.*

   11 No statement setting forth the computation of per share earnings is included because such computation is reflected clearly in the financial statements set forth in response to Item 8 of this Report.

   21         Subsidiaries of Leesport Financial Corporation

   23.1       Consent of Beard Miller Company LLP.

   99.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2 Certification of Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002.

----------

* Denotes a management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.

The following reports on Form 8-K were filed by the Company during the year ended December 31, 2002:

     Form 8-K (Item 5) filed October 2, 2002/Announcement of the
     Acquisition of The Boothby Group, a full service insurance agency headquartered in Blue Bell, Montgomery County, PA.

                            Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 21, 2003

                                          LEESPORT FINANCIAL CORP.


                                          By: /s/Raymond H. Melcher, Jr.
                                             ---------------------------
                                             Raymond H. Melcher, Jr.,
                                             Chairman, President and
                                             Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Raymond H. Melcher, Jr.    Chairman, President and Chief     March 21, 2003
--------------------------    Executive Officer, Director
  Raymond H. Melcher, Jr.

    /s/Stephen A. Murray      Chief Financial Officer           March 21, 2003
--------------------------
      Stephen A. Murray

     /s/James H. Burton       Director                          March 21, 2003
--------------------------
       James H. Burton

     /s/John T. Connelly      Director                          March 21, 2003
--------------------------
      John T. Connelly

   /s/Charles J. Hopkins      Director                          March 21, 2003
--------------------------
     Charles J. Hopkins

    /s/Keith W. Johnson       Director                          March 21, 2003
--------------------------
      Keith W. Johnson

    /s/William J. Keller      Director                          March 21, 2003
--------------------------
    William J.Keller

/s/Andrew J. Kuzneski, Jr.    Director                          March 21, 2003
--------------------------
  Andrew J. Kuzneski, Jr.

  /s/Roland C. Moyer, Jr.     Director                          March 21, 2003
--------------------------
    Roland C. Moyer, Jr.

  /s/Harry J. O'Neill III     Director                          March 21, 2003
--------------------------
    Harry J. O'Neill III

   /s/Karen A. Rightmire      Director                          March 21, 2003
--------------------------
     Karen A. Rightmire

     /s/Alfred J. Weber       Director                          March 21, 2003
--------------------------
     Alfred J. Weber

     /s/Michael L. Shor       Director                          March 21, 2003
--------------------------
     Michael L. Shor

    /s/Frank C. Milewski      Director                          March 21, 2003
--------------------------
      Frank C. Milewski

                                 CERTIFICATIONS

I, Raymond H. Melcher, Jr., Chairman, President, and Chief Executive Officer, certify that:

1.   I have reviewed this annual report on Form 10-K of Leesport Financial Corp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003


                                               By /s/Raymond H. Melcher, Jr.
                                                 ---------------------------
                                                 Raymond H. Melcher, Jr.
                                                 Chairman, President and
                                                 Chief Executive Officer

                                 CERTIFICATIONS

I, Stephen A. Murray, Chief Financial Officer, certify that:

1.   I have reviewed this annual report on Form 10-K of Leesport Financial Corp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003


                                                 By /s/Stephen A. Murray
                                                   ---------------------------
                                                   Stephen A. Murray
                                                   Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------   -----------------------------------------------

   21         Subsidiaries of Leesport Financial Corporation

   23.1       Consent of Beard Miller Company LLP.

   99.1       Certification of Chief Executive Officer

   99.2       Certification of Chief Financial Officer

Board of Directors of Leesport Financial Corp.

James H. Burton
Self-employed consultant specializing in business turnarounds, start ups, and strategic planning Serves on the Audit Committee and Executive Committee, and Chairs the Governance Committee

John T. Connelly
Retired Chairman, President and Chief Executive Officer, Leesport Financial Corp. and Leesport Bank Chairs the Executive Committee, and serves on the Governance Committee and Human Resources Committee

Charles J. Hopkins
President and Chief Executive Officer, Essick & Barr Insurance Serves on the Executive Committee

William J. Keller
Owner, William J. Keller Manufactured Housing Communities & Sales Serves on the Audit Committee

Andrew J. Kuzneski, Jr.
President, A. J. Kuzneski, Jr., Inc., an insurance agency Chairs the Audit Committee, and serves on the Executive Committee and Governance Committee

Raymond H. Melcher, Jr.
Chairman, President and Chief Executive Officer, Leesport Financial Corp. and Leesport Bank Serves on the Asset-Liability Committee and Executive Committee

Frank C. Milewski
President and Chief Executive Officer, ReDCo Group, a company specializing in Human Resources Management Serves on the Asset-Liability Committee and Audit Committee

Roland C. Moyer, Jr.
Self-employed Tax Accountant and Investor Serves on the Human Resources
Committee

Harry J. O'Neill III
President, O'Neill Financial Group, a Personal Holding Company Serves on the Audit Committee

Karen A. Rightmire
President, United Way of Berks County Chairs the Human Resources Committee, and serves on the Executive Committee and Governance Committee

Michael L. Shor
Senior Vice President, Carpenter Technology Corporation, Special Alloys Division

Alfred J. Weber
President, Tweed-Weber, Inc., a Strategic Planning and Marketing Research Firm Serves as Lead Director, and serves on the Executive Committee, Governance Committee and Human Resources Committee

Directors of Leesport Bank

James H. Burton

John T. Connelly

Charles J. Hopkins

George W. Huss, Jr.
Retired

William J. Keller

M. Domer Leibensperger
President, Leibensperger Funeral Homes, Inc.

Raymond H. Melcher, Jr.

Frank C. Milewski

Roland C. Moyer, Jr.

Harry J. O'Neill III

Stephen F. Oravitz
Owner, Oravitz Home For Funerals, Inc.

Karen A. Rightmire

Michael L. Shor

Alfred J. Weber

Directors of Leesport Wealth Management, LLC

Raymond H. Melcher, Jr.
Chairman

John T. Connelly

Keith W. Johnson, CFP
President and Chief Executive Officer, Leesport Wealth Management, LLC

Richene R. Johnson
Vice President Operations, Leesport Wealth
Management, LLC

Andrew J. Kuzneski, Jr.

Directors of Leesport Realty Solutions, LLC

James E. Kirkpatrick
Senior Vice President and Chief Commercial Banking Officer, Leesport Bank

M. Domer Leibensperger

Raymond H. Melcher, Jr.

Stephen A. Murray
Senior Vice President and Chief Financial Officer, Leesport Financial Corp. and Leesport Bank

Directors of Essick & Barr, LLC

Raymond H. Melcher, Jr.
Chairman

Richard C. Boothby
President, The Boothby Group

John T. Connelly
Retired Chairman, President and Chief Executive Officer, Leesport Financial Corp. and Leesport Bank

Leonard J. Dombroski
Vice President Commercial Lines, Essick & Barr Insurance

David J. Greif
Vice President, Essick & Barr Insurance

Thomas S. Greenwood, Jr.
Principal, The Boothby Group

Charles J. Hopkins
President and Chief Executive Officer of Essick & Barr, LLC

Michael D. Hughes
Senior Vice President, Essick & Barr Insurance

Andrew J. Kuzneski, Jr.
President, A. J. Kuzneski, Jr., Inc., an Insurance Agency

Alfred J. Weber
President, Tweed-Weber, Inc., a Strategic Planning and Marketing Research Firm

Corporate Management

Raymond H. Melcher, Jr.
Chairman, President and Chief Executive Officer

Edward C. Barrett
Senior Vice President and Chief Administrative Officer

Paula Barron
Senior Vice President and Chief Marketing Officer

Jenette L. Eck
Vice President and Secretary Shareholder Relations and Risk Management

M. Jane Lauser
Senior Vice President and Operations & Information Technology Division Manager

Stephen A. Murray
Senior Vice President and Chief Financial Officer

Sheila L. Reppert
Vice President and Human Resources Division Manager

Kimberly M. Dove
Vice President and Internal Auditor

Thomas F. Keenan
Vice President and Controller

Lori A. Heyer
Assistant Vice President Human Resources

Emily A. Morad
Assistant Vice President Training and Education

Loren Berckey
Public Relations Officer

Diane Focht
Finance Officer

Frederick L. Leer
Accounting Officer

Kerry R. Neidig
Purchasing and Facilities Officer

Kelly Ostrowski
Direct Marketing Officer

James J. Trupp
Accounting Officer

Insurance Division Management

Raymond H. Melcher, Jr.
Chairman

Richard C. Boothby
President
The Boothby Group

Michael Bove
Principal
The Boothby Group

Leonard J. Dombroski
Vice President
Essick & Barr Insurance

James Fraatz
Controller
Essick & Barr LLC

Thomas Greenwood
Principal
The Boothby Group

David J. Greif
Vice President
Essick & Barr Insurance

Charles J. Hopkins
President
Essick & Barr Insurance

Michael D. Hughes
Senior Vice President
Essick & Barr Insurance

Betty Jones
Vice President

Christopher Kline
Insurance Officer
Essick & Barr Insurance

Eric Putsch
Principal
The Boothby Group

John Timmons
Director of Reinsurance
The Boothby Group

James Turner
Principal
The Boothby Group

Wealth Management Division Management

Raymond H. Melcher, Jr.
Chairman

Keith W. Johnson, CFP
President

Michael S. Flanagan
Vice President

Richene Johnson
Vice President

William H. Love
Director of Trust Services

Robert W. Muti
Director of Portfolio Management

Steven Schlegel
Vice President

Leesport Bank Management

Raymond H. Melcher, Jr.
Chairman, President and Chief Executive Officer

James E. Kirkpatrick
Senior Vice President and Chief Commercial Banking Officer

Lynda N. Mensch
Senior Vice President and Chief Retail Banking Officer

Cynthia Barnett
Vice President
Residential Mortgages

Gregory J. Barr
Vice President
Loan Review

David Dowd
Vice President
Commercial Loans

Clinton Hammond
Vice President and
Schuylkill Haven Manager

Luci Kulish
Vice President
Commercial Banking

Jan M. Pasdon
Vice President
Commercial Banking

Dorothy Pfeffer
Vice President and
Exeter Manager

Keith L. Phillips
Vice President
Commercial Banking

Timothy Romig
Vice President
Commercial Banking

Lisa M. Wortman
Vice President
Commercial Banking

Tina M. Ziolkowski
Vice President
Private Client Services

Holly A. Balatgek
Assistant Vice President
Branch Administration

Douglass A. Ball
Assistant Vice President
Commercial Banking

Dawn Christman
Assistant Vice President and
Leesport Manager

Deborah Fecera
Assistant Vice President and
Blandon Manager

Gloria Heffner
Assistant Vice President and
Operations Manager

Donald J. Heyer, Jr.
Assistant Vice President and
Consumer Loan Manager

Carol Hostetter
Assistant Vice President
Commercial Banking

David Jones
Assistant Vice President
Asset Recovery

Mark Ketch
Assistant Vice President
Commercial Banking

Gary W. Krick
Assistant Vice President
Asset Recovery

Tiffany Kulpowicz
Assistant Vice President
Commercial Banking

John Roach
Assistant Vice President
Commercial Banking

Sandra Scheetz
Assistant Vice President and
Wyomissing Manager

Kenneth Snyder
Assistant Vice President
Commercial Banking

Helms F. Buchman
Retail Banking Officer and
Shenandoah Manager

Kevin Giza
Mortgage Origination Officer

June Gowdy
Assistant Retail Banking Officer
Shenandoah Office

Kevin Kantner
Customer Service and
Web Banking Manager

Ruth Koller
Operations Officer

Lori J. Loose
Retail Banking Officer and
Northeast Reading Manager

Derek Moll
Retail Banking Officer and
Bern Township Manager

Susan Pecora
Retail Banking Officer
Drums Manager

Patricia Pinkerton
Operations Officer

Christine K. Rahn
Compliance Officer

Haniff Skeete
Mortgage Origination Officer

Kathleen Tokonitz
Mortgage Origination Officer

Linda Watkins
Mortgage Origination Officer

Joan M. Wood
Mortgage Origination Officer