Form 10-Q
period 2003-03-31
LEESPORT FINANCIAL CORP
filed 2003-05-15
CIK 775662

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2003,

                             or

     [ ]  Transition report pursuant to Section 13 or 15(d)
          Of the Exchange Act for the Transition Period from _________________ to _________________.

                           No. 0-14555
                    ------------------------
                    (Commission File Number)

LEESPORT FINANCIAL CORP.
      ------------------------------------------------------
      (Exact name of Registrant as specified in its charter)

          PENNSYLVANIA                            23-2354007
-------------------------------              -------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)              Identification No.)

1240 Broadcasting Road, Wyomissing, Pennsylvania         19610
------------------------------------------------      ----------
    (Address of principal executive offices)          (Zip Code)

                          (610) 208-0966
      ----------------------------------------------------
      (Registrant's telephone number, including area code)

       ---------------------------------------------------
(Former name, former address and former fiscal year,
                   if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  [X]    No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]  No  [X]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                    Number of Shares Outstanding
                                          as of May 9, 2003
COMMON STOCK ($5.00 Par Value)               3,381,696
------------------------------      ----------------------------
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



Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

            LEESPORT FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
         (Dollar amounts in thousands, except share data)

                                                                   March 31,   December 31,
                                                                      2003         2002
                                                                   ---------   ------------
                                                                   Unaudited
ASSETS
Cash and due from banks                                             $ 16,091     $ 15,918
Interest-bearing deposits in banks                                       642          572
                                                                    --------     --------
Total Cash and cash equivalents                                       16,733       16,490

Federal funds sold                                                     3,165            -
Mortgage loans held for sale                                          15,697       20,977
Securities available for sale                                        160,983      157,564
Loans, net of allowance for loan losses 03/03 -
  $3,955; 12/02 - $4,182                                             337,086      331,002
Premises and equipment, net                                           12,109       11,298
Identifiable intangible assets                                         3,141        3,207
Goodwill                                                               8,261        8,261
Other assets                                                          14,122       13,573
                                                                    --------     --------
     TOTAL ASSETS                                                   $571,297     $562,372
                                                                    ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
  Non-interest bearing                                              $ 62,854     $ 60,015
  Interest bearing                                                   335,770      319,817
                                                                    --------     --------
Total deposits                                                       398,624      379,832

Securities sold under agreements to repurchase                        23,486       24,933
Federal funds purchased                                                    -        9,186
Long-term debt                                                        72,200       72,200
Mandatory redeemable capital debentures                               15,000       15,000
Other liabilities                                                      8,750        8,321
                                                                    --------     --------
Total liabilities                                                    518,060      509,472
                                                                    --------     --------
Shareholders' Equity
Common Stock, $5.00 Par Value; Authorized 10,000,000 shares;
  3,412,993 shares issued at March 31, 2003 and
  3,241,606 shares issued at December 31, 2002                        17,065       16,208
Treasury stock; 5,200 shares at cost                                    (108)           -
Surplus                                                               18,102       15,573
Retained earnings                                                     16,391       18,978
Accumulated other comprehensive income                                 1,787        2,141
                                                                    --------     --------
Total shareholders' equity                                            53,237       52,900
                                                                    --------     --------
Total liabilities and shareholders' equity                          $571,297     $562,372
                                                                    ========     ========

See Notes to Consolidated Financial Statements.



            LEESPORT FINANCIAL CORP. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
         (Dollar amounts in thousands, except share data)

                                                                   Three Months Ended
                                                            -------------------------------
                                                            March 31, 2003   March 31, 2002
                                                            --------------   --------------
Interest income
Interest and fees on loans                                      $5,624           $5,544
Interest on securities:
  Taxable                                                        1,249            1,524
  Tax-exempt                                                       178              215
Dividend income                                                     64               65
Interest on federal funds sold                                       8                4
Other interest income                                                5                3
                                                                ------           ------
Total interest income                                            7,128            7,355
                                                                ------           ------
Interest expense:
Interest on deposits                                             2,043            2,490
Interest on short-term borrowings                                   85              113
Interest on long-term debt                                         840              848
Interest on mandatory redeemable capital debentures                219              138
                                                                ------           ------
Total interest expense                                           3,187            3,589
                                                                ------           ------
Net interest income                                              3,941            3,766

Provision for loan losses                                          295              315
                                                                ------           ------
Net interest income after the provision for loan losses          3,646            3,451

Other income:
Customer service fees                                              356              272
Mortgage banking activities                                        620              274
Commissions and fees from insurance sales                        2,148            1,044
Brokerage and investment advisory commissions and fees             159              161
Gain on sale of loans                                               21              109
Other income                                                       288              288
Gain on sale of securities                                         110                -
                                                                -------          ------
Total other income                                               3,702            2,148
                                                                ------           ------
Other expense:
Salaries and employee benefits                                   3,310            2,235
Occupancy expense                                                  483              383
Equipment expense                                                  301              255
Marketing and advertising expense                                  307              198
Amortization of identifiable assets                                 68                -
Professional services                                              237              177
Other expense                                                    1,074              861
                                                                ------           ------
Total other expense                                              5,780            4,109
                                                                ------           ------
Income before income taxes                                       1,568            1,490

Income taxes                                                       436              405
                                                                ------           ------
Net income                                                     $ 1,132           $1,085
                                                               =======           ======
EARNINGS PER SHARE DATA

Averages shares outstanding                                  3,409,341        3,239,640
Basic earnings per share                                         $0.33            $0.33
Average shares outstanding for diluted earnings per share    3,440,487        3,243,604
Diluted earnings per share                                       $0.33            $0.33
Cash dividends declared per share                                $0.15            $0.14

See Notes to Consolidated Financial Statements.



                    LEESPORT FINANCIAL CORP.
    UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           Three Months ended March 31, 2003 and 2002
         Dollar amounts in thousands, except share data)

                                                                                   Accum-
                                                                                   ulated
                                          Common Stock                             Other
                                     ---------------------                        Compre-
                                      Number of                                   hensive
                                        Shares       Par               Retained    Income   Treasury
                                     Outstanding    Value    Surplus   Earnings    (Loss)     Stock     Total
                                     -----------   -------   -------   --------   -------   --------   --------
Balance, December 31, 2002            3,241,606    $16,208   $15,573   $18,978    $2,141     $   0     $52,900
                                      =========    =======   =======   =======    ======     =====     =======
Net income                                    -          -         -     1,132         -         -       1,132
Change in net unrealized gains
  (losses) on securities available
  for sale, net of reclassifi-
  cation adjustment                           -          -         -         -      (354)        -        (354)
                                                                                                       -------
Total comprehensive income                    -          -         -         -         -         -         778
                                                                                                       -------
Purchase of treasury stock               (5,200)         -         -         -         -      (108)       (108)

Common stock issued in connection
  with directors' compensation            7,953         40       115         -         -         -         155

Common stock issued in connection
  with directors and employee
  stock purchase plans                    1,485          7        31         -         -         -          38

Common stock dividend                   161,949        810     2,383    (3,200)        -         -          (7)

Cash dividends declared ($.15
  per share)                                  -          -         -      (519)        -         -        (519)
                                      ---------    -------   -------   -------    ------     -----     -------
Balance, March 31, 2003               3,407,793    $17,065   $18,102   $16,391    $1,787     $(108)    $53,237
                                      ========+    =======   =======   =======    ======     =====     =======
                                                                                   Accum-
                                                                                   ulated
                                          Common Stock                             Other
                                     ---------------------                        Compre-
                                      Number of                                   hensive
                                        Shares       Par               Retained    Income   Treasury
                                     Outstanding    Value    Surplus   Earnings    (Loss)     Stock     Total
                                     -----------   -------   -------   --------   -------   --------   --------
Balance, December 31, 2001            3,079,338    $15,397   $13,510   $16,055    $  259     $   0     $45,221
                                      =========    =======   =======   =======    ======     =====     =======
Net income                                    -          -         -     1,085         -         -       1,085
Change in net unrealized gains
  (losses) on securities available
  for sale, net of reclassifi-
  cation adjustment                           -          -         -         -      (780)        -        (780)
                                                                                                       -------
Total comprehensive income                    -          -         -         -         -         -         305
                                                                                                       -------
Common stock issued in connection
  with directors and employee
  stock purchase plans                   10,222         51       101         -         -         -         152

Cash dividends declared ($.14
  per share)                                  -          -         -      (464)        -         -        (464)
                                      ---------    -------   -------   -------    ------     -----     -------
Balance, March 31, 2002               3,089,560    $15,448   $13,611   $17,140    $  521         -     $45,214
                                      =========    =======   =======   =======    ======     =====     =======



            LEESPORT FINANCIAL CORP. AND SUBSIDIARIES
    UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  (Dollar amounts in thousands)

                                                     Three Months Ended
                                              -------------------------------
                                              March 31, 2003   March 31, 2002
                                              --------------   --------------
Net Income                                        $1,132           $1,085
                                                  ------           ------
Other Comprehensive (Loss) net of tax:
  Unrealized (losses) on securities arising
    during the period, net of tax benefit:
      2003 - ($182); 2002 - ($402)                  (433)            (780)

  Less: Reclassification adjustments
    for gains included in net income,
    net of tax expense (benefit):
      2003- $31; 2002 - $0                            79                -
                                                  ------           ------
     Other Comprehensive (Loss)                     (354)            (780)
                                                  ------           ------
Comprehensive Income                              $  778           $  305
                                                  ======           ======

See Notes to Consolidated Financial Statements.



            LEESPORT FINANCIAL CORP. AND SUBSIDIARIES
         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollar amounts in thousands)

                                                                   Three Months Ended
                                                            -------------------------------
                                                            March 31, 2003   March 31, 2002
                                                            --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                     $  1,132         $  1,085
Adjustments to reconcile net income to net cash provided
  by operating activities:
Provision for loan losses                                           295              315
Provision for depreciation and amortization of premises
  and equipment                                                     232              207
Amortization of identifiable intangible assets                       68                -
Deferred income taxes                                               118                -
Net amortization securities premiums and discounts                   71               63
Amortization of mortgage servicing rights                            89                9
Realized gain on sale of securities                                (110)               -
Proceeds from sales of loans                                     27,825           20,687
Net gains on loans held for sale                                   (600)            (316)
Loans held for sale                                             (22,126)          (8,308)
Net gain on sale of premises and equipment                            -              (22)
Earnings on investment in life insurance                            (93)             (79)
(Increase) in accrued interest receivable and other
  assets                                                           (489)            (744)
Increase in accrued interest payable and other
  liabilities                                                       729            1,225
                                                               --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         7,141           14,122
                                                               --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Available for sale securities:
  Purchases                                                     (39,832)         (26,371)
  Principal repayments, maturities and calls                     28,192           23,278
  Proceeds from sales                                             7,929                -
Net increase in federal funds sold                               (3,165)          (3,541)
Net increase in loans receivable                                 (6,379)         (14,477)
Net increase in Federal Home Loan Bank Stock                       (204)               -
Proceeds from sale of foreclosed real estate                         33                -
Purchases of premises and equipment                              (1,043)            (408)
Proceeds from sale of premises and equipment                          -               46
                                                               --------         --------
NET CASH USED IN INVESTING ACTIVITIES                           (14,469)         (21,473)
                                                               --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                         18,792           23,623
Net decrease in federal funds purchased                          (9,186)         (32,500)
Net decrease in securities sold under agreements to
  repurchase                                                     (1,447)            (740)
Proceeds from long-term debt                                          -            7,000
Purchase of treasury stock                                         (108)               -
Net proceeds from issuance of common stock                            -              152
Proceeds from the exercise of stock options                          38                -
Cash dividends paid                                                (518)            (464)
                                                               --------         --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               7,571           (2,929)
                                                               --------         --------
Increase (Decrease) in cash and cash equivalents                    243          (10,280)

Cash and cash equivalents:
  Beginning                                                      16,489          19,716
                                                               --------        --------
  Ending                                                       $ 16,733        $  9,436
                                                               ========        ========
Cash payments for:
Interest                                                       $  3,558        $  4,045
                                                               ========        ========
Income Taxes                                                   $    305        $      -
                                                               ========        ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES
  Other real estate acquired in settlement of loans            $      -        $    122
                                                               ========        ========

The accompanying notes are an integral part of these financial statements.



                    LEESPORT FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

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

    The balance sheet at March 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete
    financial statements.   The results of operations for the
    three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. For purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, and interest bearing deposits in other banks. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2.  Earnings Per Common Share

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

    The number of common share outstanding as of March 31, 2003 and all references to the weighted-average number of common shares outstanding and per share amounts reflect the 5% stock dividend declared by the Board of Directors on March 19, 2003 with a record date of April 1, 2003 and distributed to shareholders on April 15, 2003. The 5% stock dividend resulted in 161,949 shares and cash paid of $7,000 on 343.2 fractional shares, which is included in cash dividends declared.

    Earnings per common share for the three months ended
    March 31, 2003 and 2002 have been computed based upon the following (dollars in thousands):

                                           Three Months Ended
                                                March 31,
                                         -----------------------
                                            2003         2002
                                         ----------   ----------
Net income available to shareholders     $1,132,000   $1,085,000
                                         ==========   ==========
Average number of shares outstanding      3,409,341    3,239,640
Effect of dilutive stock options             31,146        3,964
                                         ----------   ----------
Average number of shares outstanding
  used to calculate diluted earnings
  per share                               3,440,487    3,243,604
                                         ==========   ==========

3.  Contingent Liabilities

    In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, letters of credit and commitments to sell loans. Such financial instruments are recorded in the consolidated balance sheets when they become receivable or payable.

4.  Recently Issued Accounting Standards

    In June of 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement became effective for the Company on January 1, 2003 and is not expected to have a significant impact on the Company's financial condition or results of operations.

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

     In November 2002, the Financial Accounting Standards Board
    (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies." In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or equity security of the guaranteed party, which would include financial standby letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments. The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a significant impact on the Company's financial condition or results of operations.

    Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $4,813,000 of financial and performance standby letters of credit as of March 31, 2003. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

    The majority of these standby letters of credit expire within the next twelve to 24 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

    In April 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities." This Statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group
    process.    This Statement is effective for contracts
    entered into or modified, and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates. Adoption of this Statement is not expected to have a significant impact on the Company's financial condition or results of operations.

5.  Segment Information

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

                                                 Banking
                                                   and
                                                Financial   Insurance   Investment
                                                 Services    Services    Services     Total
                                                ---------   ---------   ----------   ------
                                                          (Amounts in thousands)
Three months ended March 31, 2003
  Revenues from external sources                  $5,336      $2,148       $159      $7,643
  Income (loss) before income taxes                1,348         361       (141)      1,568

Three months ended March 31, 2002
  Revenues from external sources                   4,709      $1,044       $161      $5,914
  Income (loss) before income taxes                1,495          89        (94)      1,490

6.  Stock Option Plans

    The Company has an Employee Stock Incentive Plan that covers all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors. The Plan covers 210,000 shares of common stock, which was increased by 200,000 shares to 410,000 (see
    Note 7. Subsequent Events). The option price for options issued under the Plan must be at least equal to 100% of the fair market value of the common stock on the date of grant and not less than the stock's par value. Options granted under the Plan are exercisable over a period not less than six months after the date of grant, but no later than ten years after the date of grant in accordance with the vesting period as determined by the Plan committee. Options expire on the earlier of ten years after the date of grant, three months from the participant's termination of employment or one year from the date of the participant's death or disability.

    The Company has an Independent Directors Stock Option Plan that covers 52,500 shares of common stock, which was increased by 50,000 shares to 102,500 (see Note 7. Subsequent Events). The Plan covers all directors of the Company who are not employees. The option price for options issued under the Plan will be equal to the fair market value of the Company's common stock on the date of grant. Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant's relationship with the Company ceases or twelve months from the date of the participant's death or disability.

    The Company accounts for the above stock option plans under the recognition and measurement principles of APB opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" to stock-based compensation for the periods ended:

                                    March 31,      March 31,
                                       2003           2002
                                    ---------      ---------
                                         (In thousands)
     Net income, as reported          $1,132         $1,085
     Deduct total stock-based
     employee compensation
     expense determined under
     fair value based method
     for all awards, net of
     related tax effects                (39)          (58)
                                      -----         -----
     Pro forma net income             $1,093        $1,027
                                      ======        ======

     Basic earnings per share:
       As reported                    $  .33        $  .33
       Pro forma                      $  .32        $  .32

     Diluted earnings per share:
       As reported                    $  .33        $  .33
       Pro forma                      $  .32        $  .32

7.  Subsequent Events

    On April 22, 2003, the Company entered into an agreement with Legacy Bank, Harrisburg, PA, to sell its three most northern offices - Shenandoah, located in northern Schuylkill County, and Drums and Hazleton, located in Luzerne County. The sale is expected to be completed in August 2003. Included in the sale will be the facilities, staff, equipment and loan and deposit accounts held at the three branches.

    The Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 10,000,000 shares to 20,000,000 shares, which was approved by the shareholders at the annual shareholders' meeting on April 22, 2003.

    The Company amended its Employee Stock Incentive Plan to increase the number of shares available for issuance under the Plan by 200,000 shares from 210,000 shares to 410,000 shares, which was approved by the shareholders at the annual shareholders' meeting on April 22, 2003.

    The Company amended its Independent Directors Stock Option
    Plan to increase the number of shares available for issuance under the Plan by 50,000 shares from 52,500 shares to 102,500 shares, which was approved by the shareholders at the annual shareholders' meeting on April 22, 2003.



Item 2

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Results of Operations

OVERVIEW

     Net income for the Company for the quarter ended March 31, 2003 was $1.13 million, an increase of 4.3%, as compared to $1.09 million for the same period in 2002. Basic and diluted earnings per share were $.33 for the first quarter of 2003 compared to $.33 for the first quarter of 2002.

     The following are the key ratios for the Company as of March 31:

                                              Three Months Ended
                                                   March 31,
                                              ------------------
                                               2003        2002
                                              ------      ------
Return on average assets                        .82%        .90%
Return on average shareholders' equity         8.56%       9.50%
Dividend payout ratio                         43.66%      42.86%
Average shareholders' equity
  to average assets                            9.32%       9.45%

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

     Net interest income for the three months ended March 31, 2003 was $3.94 million, an increase of $175,000, or 4.6%, compared to the $3.77 million reported for the first quarter of 2002. The net interest margin declined to 3.26% for the first quarter of 2003 from 3.49% for the first quarter of 2002.

     The following summarizes net interest margin information:

                                              Three Months Ended March 31,
                                               ---------------------------
                                            2003                         2002
                                 --------------------------    --------------------------
                                            Interest                     Interest
                                  Average    Income/    %      Average    Income/    %
                                  Balance    Expense   Rate    Balance    Expense   Rate
                                  -------   --------   -----   -------   --------   -----
                                               (In thousands, except percentages)
Interest Earning Assets:

Loans (1)(2)
  Commercial                     $216,285    $3,604     6.61   $181,505   $3,213     7.18
  Mortgage                         47,720       845     7.08     71,334    1,381     7.74
  Consumer                         73,709     1,196     6.44     58,277      971     6.76
  Other                               722         -        -      1,419        -        -
Investments (2)                   151,644     1,582     4.14    137,876    1,913     5.63
Federal funds sold                  2,607         8     1.22      1,157        4     1.40
Other short-term investment         1,158         5     1.71      1,503        4     1.08
                                 --------    ------   ------   --------   ------    -----
Total interest earning assets    $493,845    $7,239     5.82   $453,071   $7,486     6.70

Liabilities:
Transaction accounts             $168,161    $  469    1.11    $144,870   $  574     1.61
Certificates of deposit           157,314     1,574    3.97     149,659    1,916     5.19
Securities sold under
  agreement to repurchase          21,068        75    1.41      15,932       71     1.81
Short-term borrowings               2,505        10    1.58       6,981       42     2.44
Long-term borrowings               71,858       840    4.64      68,097      847     5.04
Mandatory redeemable
  capital securities               15,000       219    5.79       5,000      138    11.19
                                 --------    ------   -----    --------   ------    -----
Total interest bearing
  liabilities                     435,906     3,187    2.90     390,539    3,588     3.73

Noninterest bearing
  Deposits                         60,173                        47,554
                                 --------                      --------
Total cost of funds              $496,079     3,187    2.55    $438,093    3,588     3.32
                                 ========    ------            ========   ------
Net interest margin
 (fully taxable equivalent)                  $4,052    3.26               $3,898     3.49
                                             ======                       ======

(1) Loan fees have been included in the interest income totals presented. Nonaccrual loans have been included in average loan balances.

(2) Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

     Average interest-earning assets for the three months ended March 31, 2003 were $493.8 million, a $40.7 million, or 9.0% increase over average earning assets of $453.1 million for the first quarter of 2002. The yield on average interest earning assets decreased by 0.88%, to 5.82% for the first quarter of 2003 compared to the same period of 2002.

     Average interest-bearing liabilities for the three months ended March 31, 2003 were $435.9 million, a $45.4 million, or 11.6%, increase over average interest-bearing liabilities of $390.5 million for the first quarter of 2002. In addition, non-interest-bearing deposits increased to $60.2 million, from $47.6 million for the same time period. The total cost of funds decreased by 0.77%, to 2.55% for the first quarter of 2003 compared to the same period of 2002.

     The lower yield on average earning assets for the first quarter of 2003, as compared to the first quarter of 2002, is primarily the result of loan and investment portfolio principal paydowns and associated premium amortization. These cashflows were then reinvested into lower yielding assets at current market rates thereby reducing the yield.

     The lower cost of supporting liabilities is the combined result of reducing deposit product interest rates throughout
2002, the $12.6 million increase in non-interest-bearing deposits mentioned above and lower yields on long-term borrowings.

Provision for Loan Losses

     The provision for loan losses for the quarter ended
March 31, 2003 was $295,000 compared to $315,000 for the first quarter of 2002. The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio. The $20,000 decrease in the provision between the first quarter of 2002 and the first quarter of 2003 is the result of charge-offs of loans that the Company had previously reserved for. The Company continues to maintain strong asset quality ratios in light of the continued growth in the Company's loan portfolio, to $341.0 million at March 31, 2003 from $315.2 million at March 31, 2002 and management's assessment of the credit quality factors existing at this time. The ratio of the allowance for loan losses to loans outstanding at March 31, 2003 and March 31, 2002 was 1.16% and 1.23%, respectively. Please see further discussion under the caption "Allowance for Loan Losses."

Other Income

     Total other income for the three months ended March 31, 2003 totaled $3.70 million, an increase of $1.55 million, or 72%, over other income of $2.15 million for the same period in 2002.

     The Company's primary source of other income is commissions and other revenue generated through sales of insurance products through the Company's insurance subsidiary, Essick & Barr, LLC. Revenues from insurance operations totaled $2.1 million for the first quarter of 2003 compared to $1.0 million for the same period in 2002, an increase of 105.7%. This increase is the result of increased revenues from our existing Essick & Barr agency and the acquisition of The Boothby Group agency as of October 1, 2002.

     Included in other income for 2003 is a $110,000 gain on the sale of equity securities, and a $21,000 gain on the sale of portfolio SBA loans. Included in other income for the first quarter of 2002 was a $109,000 gain on the sale of approximately $9.2 million in portfolio mortgage loans, and a $22,000 gain on the sale of a single-family home owned by the Company located adjacent to the Bank's operations center in Leesport.

     Customer service fees increased 30.9% for the first quarter of 2003 as compared to the same period in 2002, from $272,000 to $356,000. This increase is primarily due to an expanded customer base, new services, and a new fee-pricing schedule.

     Income from mortgage banking activities increased by $346,000 or 126.3% for the first quarter of 2003 as compared to the same period in 2002, from $274,000 to $620,000. This increase is primarily due to continuing customer demand for mortgage loans as a result of lower interest rates, an expanded number of mortgage originators and the Bank's continuing ability to sell the mortgages in the secondary market.

     Revenues generated by the Company's investment subsidiaries declined to $159,000, or 1.2%, for the first quarter of 2003, from $161,000 for the first quarter of 2002. With the help of the acquisition of certain assets of the First Affiliated Investment Group effective September 1, 2002 and strong customer retention efforts, we were able to minimize the effects of continued difficulties in generating investment revenues in light of market conditions and continued negative investor sentiment.

Other Expense

     Other expense for the quarter ended March 31, 2003 was $5.8 million compared to $4.1 million for the quarter ended March 31, 2002, a 40.7% increase.

     Salary and benefits expense for the first quarter of 2003 increased by 48.1% to $3.3 million from $2.2 million for the first quarter of 2002. This increase is the result of an increase in the number of full time equivalent employees, to 232 at March 31, 2003 from 190 at March 31, 2002, primarily due to the acquisitions, the increased commissions paid for the mortgage banking activities, overall merit increases applied to base salaries during the past twelve months, and increases in employee health insurance costs consistent with national trends.

     Occupancy and equipment expense for the first quarter of 2003 was $784,000, a $146,000 or 22.9% increase over the
$638,000 for the first three months of 2002. This increase is primarily attributable to the addition and related construction costs of two financial service centers in 2003 and expenses related to the acquisition of the Boothby Group in the second half of 2002.

     Advertising and marketing expenses increased 55.1%, to $307,000 for the first quarter of 2003 from $198,000 for the same period in 2002. This resulted from an increase in direct mailings to our customers, the marketing of our new company brand to include The Boothby Group and an increase in company sponsorships and donations.

     The amortization of identifiable intangible assets for the first quarter of 2003 increased to $68,000 from $ 0 for the same period of 2002 and resulted from the acquisitions of The Boothby Group and certain assets of the First Affiliated Investment Group in the second half of 2002.

     Professional service expenses increased 33.9% to $237,000 for the first quarter of 2003 from $177,000 for the same period of 2002 and resulted from increases in directors and legal fees.

     Other operating expenses increased 24.7% to $1.1 million for the first quarter of 2003 from $861,000 for the same period in 2002. Increases in computer & processing services, business insurance, travel expense, state taxes and miscellaneous expenses accounted for most of the increase.

Income Taxes

     The effective income tax rate for the Company for the first quarter of 2003 was 27.80% compared to 27.18% for the first quarter of 2002. The effective tax rates for the first quarter of 2003 was higher than the rates for the comparable period in 2002 primarily as a result of the decline in tax-advantaged interest income as a percentage of net income before taxes from 16.50% to 13.4%.

Financial Condition

     The total assets of the Company at March 31, 2003 were $571 million, an increase of approximately $9 million, or 1.6%, since
December 31, 2002.

Securities Available for Sale

     Investment securities available for sale increased 2.2% to $161.0 million at March 31, 2003 from $157.6 million at December 31, 2002. Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity.

Loans

     Total loans increased to $341.0 million at March 31, 2003
from $335.2 million at December 31, 2002, an increase of $5.9 million or 1.7%.

The components of loans were as follows:

                                        March 31,   December 31,
                                           2003        2002
                                               (In thousands)
Residential real estate                  $106,520     $106,153
Commercial                                 96,852       91,030
Commercial, secured by real estate         94,680       98,360
Consumer, net of unearned income           12,200       13,081
Home equity lines of credit                30,789       26,560
                                         --------     --------
  Loans                                   341,041      335,184

Allowance for loan losses                  (3,955)      (4,182)
                                         --------     --------
  Loans, net of allowance for loan
    losses                               $337,086     $331,002
                                         ========     ========

     Commercial loans increased to $191.5 million at March 31, 2003 from $189.4 million at December 31, 2002, an increase of $2.1 million or 1.1%. This increase underscores the Company's focus on making higher yielding commercial loans to small and medium sized businesses in its market area.

     In addition, consumer loans, including home equity lending products, increased to $43 million at March 31, 2003 from $39.7 million at December 31, 2002, an increase of $3.3 million, or 8.3%. This increase is primarily the result of marketing efforts relating to our home equity products.

     Loans secured by residential real estate (not including home equity lending products but including commercial loans secured by residential real estate) increased $.3 million, or ..4%, between December 31, 2002 and March 31, 2003, from $106.2
million to $106.5 million.   The Company has experienced an
increase in prepayments of its higher yielding loans, which have been replaced with lower yielding loans. This prepayment activity has negatively impacted the Company's net interest margin.

Allowance for Loan Losses

     The allowance for loan losses at March 31, 2003 was $4.0 million compared to $4.2 million at December 31, 2002. Additions to the allowance are made from time to time based upon management's assessment of credit quality factors existing at that time. The Company performs a review of the credit quality of its loan portfolio on a monthly basis to determine the adequacy of the allowance for loan losses. The allowance at March 31, 2003 was 1.16% of outstanding loans compared to 1.23% of outstanding loans at December 31, 2002.

     The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio. Additions to the allowance are charged through the provision for loan losses. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, the value of any underlying collateral, risk characteristics in the loan portfolio, local and national economic conditions, and other relevant factors. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change. Based upon the results of such reviews, management believes that the allowance for loan losses at March 31, 2003 was adequate to absorb credit losses inherent in the portfolio at that date.

     The following table shows the activity in the Company's allowance for loan losses:

                                                        Three Months Ended
                                                 March 31, 2003   March 31, 2002
                                                      (Amounts in thousands)
Balance of allowance for loan losses,
  beginning of period                                  4,182            3,723
Loans charged-off:
     Commercial, financial and agricultural              570               99
     Real estate - mortgage                                -               39
     Consumer                                             33               49
       Total loans charged-off                           603              187
Recoveries of loans previously charged-off:
     Commercial, financial and agricultural              (29)             (31)
     Real estate - mortgage                              (41)              (3)
     Consumer                                            (11)              (6)
       Total recoveries                                  (81)             (40)
Net loans charged-off                                    522              147
Provision for loan losses                                295              315
Balance, end of period                              $  3,955         $  3,891
                                                    ========         ========
Net charge-offs to average loans                         .15%             .05%
Allowance for loan losses to loans outstanding          1.16%            1.23%
Loans outstanding at end of period
  (net of unearned income)                          $341,041         $315,210
Average balance of loans outstanding
  during the period                                  338,436          312,535




     The following table summarizes the Company's non-performing assets:

                                                             March 31,   December 31,
                                                                2003         2002
                                                             ---------   ------------
                                                              (Amounts in thousands)
Non-accrual loans
     Real estate - mortgage                                    $  285       $  258
     Consumer                                                       0            0
     Commercial, financial and agricultural                     1,107          971
                                                               ------       -------
     Total                                                      1,392        1,229

Loans past due 90 days or more and still accruing interest
     Real estate - mortgage                                         0            0
     Consumer                                                       0           11
     Commercial, financial and agricultural                        91           53
                                                               ------       ------
     Total                                                         91           64

Troubled debt restructurings                                      110          112
                                                               ------       ------
Total non-performing loans                                      1,593        1,405

Other real estate owned                                            88          121
                                                               ------       ------
Total non-performing assets                                    $1,681       $1,526
                                                               ======       ======

Non-performing loans to total loans                              0.47%        0.42%
Non-performing assets to total loans plus OREO                   0.49%        0.46%

Premises and Equipment

Components of premises and equipment were as follows:

                                        March 31,   December 31,
                                           2003         2002
                                        ---------   ------------
                                             (In thousands)
Land and land improvements               $ 1,445       $ 1,445
Buildings                                  6,473         6,099
Leasehold improvements                     1,913         1,907
Furniture and equipment                    4,652         4,072
                                        --------       -------
                                          14,483        13,523

Less accumulated depreciation              2,374         2,225
                                         -------       -------
Premises and equipment, net              $12,109       $11,298
                                         =======       =======

     Premises and equipment, net of accumulated depreciation and amortization, increased $.8 million, or 7.2%, between December 31, 2002 and March 31, 2003 to $12.1 million from $11.3 million.

     Major additions to this category in 2003 include the additional construction in process costs of approximately $370,000 for the Sinking Spring and Exeter financial centers, which are scheduled to open in May 2003; additional cost of $525,000 relating to the Company's new computer system.

Deposits

     Total deposits at March 31, 2003 were $398.6 million compared to $379.8 million at December 31, 2002, an increase of $18.8 million, or 5%.

     The components of deposits were as follows:

                                        March 31,   December 31,
                                          2003          2002
                                        ---------   ------------
                                              (In thousands)
Demand, non-interest bearing             $ 62,854     $ 60,015
Demand, interest bearing                  117,570      118,392
Savings                                    52,266       50,367
Time, $100,000 and over                    25,970       23,837
Time, other                               139,964      127,221
                                         --------     --------
Total deposits                           $398,624     $379,832
                                         ========     ========

     Factors contributing to this increase include successful promotional programs run during this period, and the opening of a new branch in May 2002.

Borrowings

     Total debt decreased by $10.6 million or 8.8% to $110.7 million at March 31, 2003 from $121.3 million at December 31, 2002. Federal funds purchased declined 100.0% to $0 at March 31, 2003 from $9.2 million at December 31, 2002. The average balance of federal funds purchased for the first quarter of 2003 was $2.5 million. The repayment of these funds was primarily accomplished throughout the quarter using proceeds from investment securities paydowns and increases in deposit account balances.

     Long-term debt, composed of borrowings with the Federal
Home Loan Bank, and mandatory redeemable capital debentures remained the same from December 31, 2002 to March 31, 2003.

Off Balance Sheet Commitments

     The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The
Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

    A summary of the contractual amount of the Company's financial instrument commitments is as follows:

                                        March 31,   December 31,
                                           2003         2002
                                        ---------   ------------
                                             (In thousands)

Commitments to grant loans               $ 10,149      $11,114
Unfunded commitments under lines of
  credit                                  108,645       98,289
Financial & performance standby
  letters of credit                         4,813        4,923

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

Capital

     Total shareholders' equity increased $337,000, to $53.2 million at March 31, 2003 from $52.9 million at December 31, 2002. The increase is the net result of net income for the period of $1.132 million less dividends declared of $526,000, proceeds of $193,000 from the issuance of shares of common stock under the Company's employee and director stock plans and directors compensation, net reduction in unrealized gain on securities available for sale, net of tax, of $354,000, and the purchase of treasury stock of $108,000.

     Federal bank regulatory agencies have established certain capital-related criteria that must be met by banks and bank holding companies. The measurements that incorporate the varying degrees of risk contained in the Banks' balance sheets and exposure to off-balance sheet commitments were established to provide a framework for comparing different institutions.

     As required by federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy. Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments. For the Company, Tier 1 capital consists of common shareholders' equity plus mandatory redeemable capital securities less intangible assets, and Tier II capital includes Tier I capital plus the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets. By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier I and Tier II capital.

     The following table sets forth the Company's capital amounts and ratios.

                                           March 31,   December 31,
                                             2003          2002
                                           ---------   ------------
                                            (Dollars in thousands)
Tier I
  Common shareholders' equity
    (excluding unrealized gains(losses)
    on securities)                         $ 51,450     $ 50,759
  Disallowed intangible assets              (11,450)     (11,525)
  Mandatory redeemable capital debentures    15,000       15,000
Tier II
  Allowable portion of allowance for
    Loan losses                               3,955        4,182
  Unrealized gains on available for
    sale equity securities                       49           95
                                           --------     --------
Risk-based capital                         $ 59,004     $ 58,511

Risk adjusted assets (including off-
  balance sheet exposures)                 $413,015     $400,781
                                           ========     ========
Leverage ratio                                10.05%        9.94%
Tier I risk-based capital ratio               13.32%       13.53%
Total risk-based capital ratio                14.29%       14.60%

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

     An important indicator in the banking industry is the leverage ratio, defined as the ratio of Tier I capital less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at March 31, 2003 was 10.05% compared to 9.94% at December 31, 2002. The increase in this ratio resulted primarily from the increases in average deposits which in turn increased average total assets while Tier I capital increased as the result of net income. The mandatory redeemable securities are included for regulatory purposes as Tier I capital with certain limiting restrictions. At March 31, 2003, the entire amount of these securities was allowable to be included as Tier I capital for the Company. For both periods, the capital ratios were above minimum regulatory guidelines.

     On March 23, 2000 and September 26, 2002, the Company established First Leesport Capital Trust I and Leesport Capital Trust II, respectively, in which the Company owns all of the common equity. First Leesport Capital I issued $5 million of mandatory redeemable capital securities carrying an interest rate of 10.875%, and Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of 3 month LIBOR plus 3.45%. These debentures are the sole assets of the Trusts. These securities must be redeemed in March 2030 and September 2032, respectively, but may be redeemed earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier I capital for the Company. In October 2002, the Company entered into an interest rate swap agreement that effectively converts the fixed-rate capital securities to a floating interest rate of six month LIBOR plus 5.25%.

     The Company is not aware of any pending recommendations by regulatory authorities that would have a material impact on the Company's capital resources, or liquidity if they were implemented, nor is the Company under any agreements with any regulatory authorities.

     The following table sets forth the Company's capital amounts and ratios:

                                                                    Minimum          Minimum Amount
                                                                     Amount            To Be Well
                                                                  For Capital      Capitalized Under
                                                                    Adequacy       Prompt Corrective
                                                   Actual           Purposes       Action Provisions
                                               ---------------   ---------------   ------------------
                                               Amount   Ratio     Amount   Ratio     Amount    Ratio
                                              -------   ------   -------   ------   -------   ------
                                                             (Amounts In Thousands)
As of March 31, 2003:
Total capital (to risk-weighted assets):
  Leesport Financial Corp.                    $59,004   14.29%   $33,041    8.00%   $41,302   10.00%
  Leesport Bank                                53,152   13.15     32,362    8.00     40,452   10.00
Tier I capital (to risk-weighted assets):
  Leesport Financial Corp.                     55,000   13.32     16,521    4.00     24,781    6.00
  Leesport Bank                                49,177   12.16     16,181    4.00     24,271    6.00
Tier I capital (to average assets):
  Leesport Financial Corp.                     55,000   10.05     21,892    4.00     27,365    5.00
  Leesport Bank                                49,177    9.12     21,568    4.00     26,961    5.00

As of December 31, 2002:
Total capital (to risk-weighted assets):
  Leesport Financial Corp.                    $58,511   14.60%   $32,062    8.00%   $40,078   10.00%
  Leesport Bank                                52,089   13.33     31,270    8.00     39,088   10.00
Tier I capital (to risk-weighted assets):
  Leesport Financial Corp.                     54,234   13.53     16,031    4.00     24,047    6.00
  Leesport Bank                                47,886   12.25     15,635    4.00     23,453    6.00
Tier I capital (to average assets):
  Leesport Financial Corp.                     54,234    9.94     21,819    4.00     27,274    5.00
  Leesport Bank                                47,886    8.82     21,721    4.00     27,151    5.00

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

     At March 31, 2003, the Company had a total of $110.7 million, or 19.4%, of total assets in borrowed funds. These borrowings included $23.5 million of repurchase agreements with customers, $72.2 million of term borrowings with the Federal Home Loan Bank, and $15.0 million in mandatory redeemable capital securities. The FHLB borrowings have final maturities ranging from August 2003 through December 2009 at interest rates ranging from 2.58% to 6.63%. At March 31, 2003, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $196 million.

     Asset/liability management is intended to provide for adequate liquidity and interest rate sensitivity by matching interest rate-sensitive assets and liabilities and coordinating maturities on assets and liabilities. With the exception of the majority of residential mortgage loans, loans generally are written having terms that provide for a readjustment of the interest rate at specified times during the term of the loan. In addition, interest rates offered for all types of deposit instruments are reviewed weekly and are established on a basis consistent with funding needs and maintaining a desirable spread between cost and return. The Bank does not use reverse repurchase agreements in its asset/liability management practices at this time.

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

Item 3 - Quantitative and Qualitative Disclosures About Market
         Risk

     There have been no material changes in the Company's assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC.

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

  99.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)Reports on Form 8-K - The Company filed a Current Report on Form 8-K, dated January 7, 2003, to report the authorization by the Board of Directors of a stock repurchase program for up to 5% of the Company's outstanding shares of common stock.



                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LEESPORT FINANCIAL CORP.
                              (Registrant)

Dated:  May 14, 2003          By /s/Raymond H. Melcher, Jr.
                                 -------------------------------
                                 Raymond H. Melcher, Jr.
                                 Chairman, President and Chief
                                 Executive Officer

Dated:  May 14, 2003          By /s/ Stephen A. Murray
                                 -------------------------------
                                 Stephen A. Murray
                                 Senior Vice President and
                                 Chief Financial Officer



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


Date: May 14, 2003

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

Date: May 14, 2003

                              By /s/Stephen A. Murray
                                 -------------------------------
                                 Stephen A. Murray
                                 Senior Vice President and
                                 Chief Financial Officer