Form 10-Q/A
period 2003-06-30
LEESPORT FINANCIAL CORP
filed 2003-08-14
CIK 775662

NOTE:  THE FOLLOWING FORM 10-Q CONSTITUTES
THE ISSUER'S FORM 10-Q FOR THE PERIOD ENDED
JUNE 30, 2003 AND REPLACES AND SUPERSEDES
IN ITS ENTIRETY THE FORM 10-Q PREVIOUSLY
FILED THIS DATE INADVERTENTLY


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

   (X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2003,

                             or

   ( ) Transition report pursuant to Section 13 or 15(d)
         Of the Exchange Act for the Transition Period from _________________ to _________________.

                           No. 0-14555
                    ------------------------
                    (Commission File Number)

                    LEESPORT FINANCIAL CORP.
      ------------------------------------------------------
      (Exact name of Registrant as specified in its charter)

          PENNSYLVANIA                      23-2354007
-------------------------------        --------------------
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)         Identification No.)

1240 Broadcasting Road, Wyomissing, Pennsylvania    19610
------------------------------------------------    -----
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

                         Yes  [ ]    NO  [X]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                    Number of Shares Outstanding
                                          as of August 8, 2003
COMMON STOCK ($5.00 Par Value)                3,378,709
------------------------------      ----------------------------
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

     These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company's control). The words "may," "could," "should," would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies
                              2



and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

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

Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

            LEESPORT FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
         (Dollar amounts in thousands, except share data)

                                                          June 30,             December 31,
ASSETS                                                      2003                  2002
                                                          --------             ------------
                                                         (unaudited)
Cash and due from banks                                   $ 25,003              $ 15,918
Interest-bearing deposits in banks                              61                   572
                                                          --------              --------

Total cash and cash equivalents                             25,064                16,490

Mortgage loans held for sale                                 6,395                20,977
Securities available for sale                              186,568               157,564
Loans, net of allowance for loan losses
  06/03 - $4,208; 12/02 - $4,182                           354,996               331,002
Premises and equipment, net                                 13,878                11,298
Identifiable intangible assets                               3,072                 3,207
Goodwill                                                     8,261                 8,261
Other assets                                                15,286                13,573
                                                          --------              --------
     TOTAL ASSETS                                         $613,520              $562,372
                                                          ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
 Non-interest bearing                                     $ 69,806              $ 60,015
 Interest bearing                                          351,160               319,817
                                                          --------              --------

Total deposits                                             420,966               379,832

Securities sold under agreements to repurchase              24,256                24,933
Federal funds purchased                                      9,860                 9,186
Long-term debt                                              80,200                72,200
Mandatory redeemable capital debentures                     15,000                15,000
Other liabilities                                            9,301                 8,321
                                                          --------              --------

Total liabilities                                          559,583               509,472
                                                          --------              --------

Shareholders' Equity
Common Stock, $5.00 Par Value; authorized 20,000,000 shares;
  3,423,029 shares issued at June 30, 2003
  3,241,606 shares issued at December 31, 2002              17,115                16,208
Surplus                                                     18,243                15,573
Retained earnings                                           17,014                18,978
Accumulated other comprehensive income                       2,514                 2,141
Treasury stock; 50,200 shares at cost                         (949)                    -
                                                          --------              --------

                                         4



Total shareholders' equity                                  53,937                52,900
                                                          --------              --------
Total liabilities and shareholders' equity                $613,520              $562,372
                                                          ========              ========

See Notes to Consolidated Financial Statements.

            LEESPORT FINANCIAL CORP. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
         (Dollar amounts in thousands, except share data)

                                      Three Months Ended        Six Months Ended
                                      June 30,   June 30,      June 30,   June 30,
                                        2003       2002          2003       2002
                                      --------   --------      --------   --------
Interest income
Interest and fees on loans            $ 5,791     $ 5,810       $11,415    $11,354
                                      -------     -------       -------    -------
Interest on securities:
Taxable                                  1,463      1,703         2,712      3,224
  Tax-exempt                               178        199           356        415
Dividend income                             47         50           111        116
Interest on federal funds sold               1          3             9          7
Other interest income                        1          5             6          9
                                       -------    -------       -------    -------

Total interest income                    7,481      7,770        14,609     15,125
                                       -------    -------       -------    -------

Interest expense:
Interest on deposits                     2,099      2,415         4,142      4,905
Interest on short-term borrowings           90         86           175        198
Interest on long-term debt                 908        868         1,748      1,717
Interest on mandatory redeemable
  capital debentures                       211        138           430        276
                                       -------    -------       -------    -------

Total interest expense                   3,308      3,507         6,495      7,096
                                       -------    -------       -------    -------

Net interest income                      4,173      4,263         8,114      8,029

Provision for loan losses                  375        345           670        660
                                       -------    -------       -------    -------

Net interest income after the
  provision for loan losses              3,798      3,918         7,444      7,369

Other income:
Customer service fees                      376        312           732        584
Mortgage banking activities                840        213         1,460        486
Commissions and fees from
  insurance sales                        2,341      1,038         4,489      2,082
Brokerage and investment
  advisory commissions and fees            211        185           370        346
Gain on sale of loans                        -        103            21        212
Other income                               351        195           639        484
Gain on sale of securities                  85         62           195         62
                                       -------    -------       -------    -------

Total other income                       4,204      2,108         7,906      4,256
                                       -------    -------       -------    -------

Other expense:

Salaries and employee benefits           3,359      2,260         6,669      4,495
Occupancy expense                          493        391           976        774
Equipment expense                          342        282           643        537
Marketing and advertising expense          358        343           665        558
Amortization of identifiable
  intangible assets                         69          -           137          -
Professional services                      306        264           543        424
Other expense                            1,429        932         2,503      1,793
                                       -------    -------       -------    -------

Total other expense                      6,356      4,472        12,136      8,581
                                       -------    -------       -------    -------

Income before income taxes               1,646      1,554         3,214      3,044

Income taxes                               467        431           902        836
                                       -------    -------       -------    -------

Net income                             $ 1,179    $ 1,123       $ 2,312    $ 2,208
                                       =======    =======       =======    =======

EARNINGS PER SHARE DATA

Averages
  shares outstanding                 3,388,656  3,250,186     3,399,325  3,244,942
Basic earnings per share                 $0.35      $0.34         $0.68      $0.68
Average shares outstanding
  for diluted earnings
  per share                          3,418,033  3,274,751     3,428,702  3,258,919
Diluted earnings per share               $0.34      $0.34         $0.67      $0.68
Cash dividends declared
  per share                              $0.16      $0.15         $0.32      $0.30

See Notes to Consolidated Financial Statements.

                    LEESPORT FINANCIAL CORP.
    UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             Six Months ended June 30, 2003 and 2002
         (Dollar amounts in thousands, except share data)

                                                                                  Accum-
                                         Common Stock                             ulated
                                     ====================                         Other
                                     Number of                                    Compre-
                                     Shares         Par                Retained   hensive   Treasury
                                     Outstanding    Value    Surplus   Earnings   Income      Stock     Total
                                     -----------   -------   =======   ========   ========   ========  =======
Balances, December 31, 2002          3,241,606     $16,208   $15,573   $18,978     $2,141    $    -    $52,900
                                     =========     =======   =======   =======     ======    ======    =======
Net income                                   -           -         -     2,312          -         -      2,312
Change in net unrealized gains
  (losses) on securities available
  for sale, net of reclassifi-
  cation adjustment                          -           -         -         -        373         -        373
                                      ---------    -------   -------   -------     ------    ------    -------

Total comprehensive income                   -           -         -         -          -         -      2,685
                                      ---------    -------   -------   -------     ------    ------    -------

Purchase of treasury stock             (50,200)          -         -         -          -      (949)      (949)

Common stock issued in
   connection with
   directors' compensation               7,953          40       115         -          -         -        155

Common stock issued in
   connection with directors
   and employee stock purchase
   plans                                11,521          57       172         -          -         -        229

Common stock dividend (5%)             161,949         810     2,383    (3,200)         -         -         (7)

Cash dividends declared ($.32
  per share)                                 -           -         -    (1,076)         -         -     (1,076)
                                     ---------     -------   -------   -------     ------    ------    -------

Balances, June 30, 2003               3,372,829    $17,115   $18,243   $17,014     $2,514     $(949)   $53,937
                                      =========    =======   =======   =======     ======    ======    =======

                                                                                  Accum-
                                         Common Stock                             ulated
                                     ====================                         Other
                                     Number of                                    Compre-
                                     Shares         Par                Retained   hensive   Treasury
                                     Outstanding    Value    Surplus   Earnings   Income      Stock     Total
                                     -----------   -------   =======   ========   ========   ========  =======

Balances, December 31, 2001           3,079,338    $15,397   $13,510   $16,055     $  259     $   0    $45,221
                                      =========    =======   =======   =======     ======    ======    =======

Net income                                    -          -         -     2,208          -         -      2,208
Change in net unrealized gains
  (losses) on securities available
  for sale, net of reclassifi-
  cation adjustment                           -          -         -         -        791         -        791
                                      ---------    -------   -------   -------     ------    ------    -------

Total comprehensive income                    -          -         -         -          -         -      2,999
                                      ---------    -------   -------   -------     ------    ------    -------

Common stock issued in
   connection with directors
   and employee stock purchase
   plans                                 17,216         86       173         -          -         -        259


Cash dividends declared ($.31
  per share)                                  -          -         -      (960)         -         -       (960)
                                      ---------    -------   -------   -------     ------    ------    -------

Balances, June 30, 2002               3,096,554    $15,483   $13,683   $17,303     $1,050         -    $47,519
                                      =========    =======   =======   =======     ======    ======    =======


            LEESPORT FINANCIAL CORP. AND SUBSIDIARIES
    UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  (Dollar amounts in thousands)

                                                  Three Months Ended
                                                  ------------------
                                           June 30, 2003   June 30, 2002

Net Income                                     $1,179           $1,123
                                               -------          ------
Other Comprehensive Income
  net of tax:
   Unrealized gains on
   securities arising during the period,
   net of tax expense:
   2003 - 404; 2002 - $830                         784           1,612

    Less: Reclassification adjustments
     for gains included in net income,
     net of tax expense:
     2003- $29; 2002 - $21                          56              41
                                                 -----          ------

     Other Comprehensive Income                    728           1,571
                                                 -----          ------

Comprehensive Income                            $1,907          $2,694
                                                ======          ======

                                                  Six Months Ended
                                           June 30, 2003   June 30, 2002

Net Income                                     $ 2,312          $2,208
                                               -------          ------
Other Comprehensive Income
  net of tax:
   Unrealized gains on
   securities arising during the period,
   net of tax expense:
   2003 - 259; 2002 - $408                         502             832

    Less: Reclassification adjustments
     for gains included in net income,
     net of tax expense:
     2003- $66; 2002 - $21                         129              41
                                                 -----          ------

     Other Comprehensive Income                    373             791
                                                 -----          ------
Comprehensive Income                            $2,685          $2,999
                                                ======          ======

See Notes to Consolidated Financial Statements.

            LEESPORT FINANCIAL CORP. AND SUBSIDIARIES
         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollar amounts in thousands)


                                                              Six Months Ended
                                                              ----------------
                                                        June 30, 2003   June 30, 2002
                                                        -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                       $  2,312      $  2,208
Adjustments to reconcile net income to net
  cash provided by operating activities:
Provision for loan losses                             670           660
Provision for depreciation and amortization of
  premises and equipment                              496           426
Amortization of identifiable intangible assets        137             -
Amortization of capitalized system
  conversion costs                                     40             -
Deferred income taxes                                (270)            7
Net amortization securities premiums and discounts    923           284
Amortization of mortgage servicing rights             178            34
Increase in mortgage servicing rights                   -          (192)
Net realized gain on sale of foreclosed
  real estate                                         (37)          (18)
Realized gain on sale of securities                  (195)          (62)
Net gains on loans                                 (1,374)         (437)
Proceeds from sales of loans                       68,010        33,090
Loans held for sale                               (51,907)      (25,457)
Net gain on sale of premises and equipment              -            (5)
Earnings on investment in life insurance             (176)         (166)
(Increase) in accrued interest
  receivable and other assets                      (1,869)       (1,580)
Increase in accrued interest
  payable and other liabilities                     1,061           972
                                                   ------        ------
NET CASH PROVIDED BY OPERATING ACTIVITIES          17,999         9,764
                                                   ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Available for sale securities:
  Purchases                                      (101,034)      (40,018)
  Principal repayments, maturities and calls       51,524        31,916
  Proceeds from sales                              20,906         2,142
Net increase in loans receivable                  (24,754)      (21,241)
Net (increase) decrease Federal Home
  Loan Bank Stock                                    (562)          348
Proceeds from sale of foreclosed real estate          204           160
Purchases of premises and equipment                (3,076)       (1,595)

Proceeds from sale of premises and equipment            -            46
                                                  -------       -------
NET CASH USED IN INVESTING ACTIVITIES             (56,792)      (28,242)


CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                           41,134        41,456
Net increase (decrease) in federal
  funds purchased                                     674       (32,500)
Net decrease in securities sold under
  agreements to repurchase                           (677)         (342)
Proceeds from long-term debt                        8,000        13,100
Purchase of treasury stock                           (949)            -
Net proceeds from issuance of common stock            229           259
Cash dividends paid                                (1,044)         (927)
                                                  -------        ------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                       47,367        21,046
                                                  -------        ------

Increase (Decrease) in cash and cash equivalents    8,574          2,568




Cash and cash equivalents:
  Beginning                                         16,490       19,716
                                                   -------      -------
  Ending                                          $ 25,064     $ 22,284
                                                  ========     ========
Cash payments for:
Interest                                          $  6,564     $  7,335
                                                  ========     ========
Income Taxes                                      $    705     $    850
                                                  ========     ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Other real estate acquired in settlement
    of loans                                      $     90     $    147
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

    The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    The results of operations for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. For purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, and interest bearing deposits in other banks. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

    The number of common share outstanding as of June 30, 2003 and all references to the weighted-average number of common shares outstanding and per share amounts reflect the 5% stock dividend declared by the Board of Directors on March 19, 2003 with a record date of April 1, 2003 and distributed to shareholders on April 15, 2003. The 5% stock dividend resulted in 161,949 shares and cash paid of $7,000 on 343.2 fractional shares.

    Earnings per common share for the respective periods indicated have been computed based upon the following (in thousands):

                        Three Months Ended     Six Months Ended
                            June 30,               June 30,
                        ---------------------------------------
                         2003      2002         2003      2002
                        ------    ------       ------    ------

Net income available
  to shareholders       $1,179     $1,123     $2,312     $2,208
                        =======    =======    =======    =======

Average number of
  shares outstanding     3,389      3,250      3,399      3,245
Effect of dilutive
  stock options             29         25         30         14
                        ------     ------      ------     ------

Average number of
  shares outstanding
  used to calculate
  diluted earnings
  per share              3,418      3,275      3,429      3,259
                         =====      =====      =====      =====

3.  Stock Option Plans

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

    The Company has an Independent Directors Stock Option Plan. The Company amended its Independent Directors Stock Option Plan to increase the number of shares available for issuance under the Plan by 50,000 shares from 52,500 shares to 102,500 shares, which was approved by the shareholders at the annual shareholders' meeting on April 22, 2003. The Plan covers all directors of the Company who are not employees. The option price for options issued under the Plan will be equal to the fair market value of the Company's common stock on the date of grant. Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant's relationship with the Company ceases or twelve months from the date of the participant's death or disability.

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

                             Three Months Ended      Six Months Ended
                            --------------------    ------------------
                            June 30,   June 30,    June 30,   June 30,
                              2003       2002        2003       2002
                            --------   --------    --------   --------
                                          (In thousands)
Net income, as reported     $1,179     $1,123      $2,312     $2,208
Deduct total stock-based
  employee compensation
  expense determined under
  fair value based method
  for all awards, net of
  related tax effects          (38)       (41)        (77)       (99)
                            ------     ------      ------     -------
  Pro forma net income      $1,141      $1,082      $2,235     $2,109
                            ======      ======      ======     ======

Basic earnings per share:
  As reported                $. 35       $ .34       $ .68       $ .68
  Pro forma                  $ .34       $ .33       $ .66       $ .65

Diluted earnings per share:
  As reported                $ .34       $ .34       $ .67       $ .68
  Pro forma                  $ .33       $ .33       $ .65       $ .65

4.  Contingent Liabilities

    In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, letters of credit and commitments to sell loans. Such financial instruments are recorded in the consolidated balance sheets when they become receivable or payable.

    Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $4,582,000 of financial and performance standby letters of credit as of

    June 30, 2003. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

    The majority of these standby letters of credit expire within the next 24 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

5.  Recently Issued Accounting Standards

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

    In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after January 31, 2003. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period beginning after June 15, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation did not have a significant impact on the Company's financial condition or results of operations.


    In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003.
    The adoption of this standard did not have a significant impact on the Company's financial condition or results of operations.

6.  Segment Information

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

                                      Banking
                                        and
                                     Financial  Insurance  Investment
                                      Services   Services   Services    Total
                                     ---------   --------  ----------   -----
                                              (Amounts in thousands)
Three months ended June 30, 2003
  Revenues from external sources      $ 5,825    $2,341     $211     $ 8,377
  Income (loss) before income taxes     1,341       434     (129)      1,646
Six months ended June 30, 2003
  Revenues from external sources      $11,161    $4,489     $370     $16,020
  Income (loss) before income taxes     2,689       795     (270)      3,214

Three months ended June 30, 2002
  Revenues from external sources        5,148    $1,038     $185     $ 6,371
  Income (loss) before income taxes     1,528        81      (55)      1,554
Six months ended June 30, 2002
  Revenues from external sources        9,857    $2,082     $346     $12,285
  Income (loss) before income taxes     3,023       170     (149)      3,044

7.  Total Debt

    Total debt increased by $8.0 million or 6.6% to $129.3 million at June 30, 2003 from $121.3 million at December 31, 2002. The increase in total debt was in Federal Home Loan Bank advances purchased during May 2003. These funds were used to fund investments and loan closings.

8. Common Stock

    The Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 10,000,000 shares to 20,000,000 shares, which was approved by the shareholders at the annual shareholders' meeting on April 22, 2003.

9.  Sale of Financial Centers

    On April 22, 2003, the Company entered into an agreement with Legacy Bank, Harrisburg, PA, to sell its three most northern offices - Shenandoah, located in northern Schuylkill County, and Drums and Hazleton, located in Luzerne County. The sale is expected to be completed in September 2003. Included in the sale will be the facilities, staff, equipment, and loan and deposit accounts of the three branches.

Item 2

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

Results of Operations

OVERVIEW

     Net income for the Company for the quarter ended June 30, 2003 was $1.18 million, an increase of 5.3%, as compared to $1.12 million for the same period in 2002. For the first six months of 2003, net income was $2.31 million, an increase of 4.7%, as compared to $2.20 million for the same period in 2002. Basic and diluted earnings per share were $.35 and $.34, respectively, for the second quarter of 2003 compared to $.34 for the same period of 2002. For the first six months of 2003, basic and diluted earnings per share were $.68 and $.67, respectively, compared to $.68 for the same period of 2002.

     The following are the key ratios for the Company:

                        Three Months Ended      Six Months Ended
                             June 30,               June 30,
                        ----------------------------------------
                         2003        2002      2003        2002
                        ------      ------    ------      ------
Return on
  average assets         .81%        .88%      .81%        .89%
Return on average
  shareholders' equity  8.89%       9.74%     8.73%       9.40%
Dividend payout
  ratio                47.20%      44.44%    46.83%      43.66%
Average shareholders'
  equity to average
  assets                9.05%       9.04%     9.32%       9.46%

Net Interest Income

     Net interest income is a primary source of revenue for the Company. Net interest income results from the difference between the interest and fees earned on loans and investments and the interest paid on deposits to customers and other non-

deposit sources of funds, such as repurchase agreements and short and long-term borrowed funds. Net interest margin is the difference between the gross (tax-effected) yield on earning assets and the cost of interest bearing funds as a percentage of earning assets. All discussion of net interest margin is on a fully taxable equivalent basis, using a 34% tax rate.

     Net interest income for the three months ended June 30, 2003 was $4.17 million, a decrease of $90,000, or 2.1%, compared to the $4.26 million reported for the second quarter of 2002. Net interest income for the six months ended June 30, 2003 was $8.11 million, an increase of $85,000, or 1.1%, compared to the $8.03 million reported for the same period of 2002. The net interest margin declined to 3.21% for the second quarter of 2003 from 3.72% for the second quarter of 2002. The net interest margin declined to 3.27% for the first six months of 2003 from 3.60% for the same period of 2002. The net interest margin was negatively impacted during 2003 by high levels of prepayments of higher yielding assets and the associated premium amortization in the investment portfolio in the current low rate environment.

     The following summarizes net interest margin information:

                                               Three Months Ended June 30,
                                               ---------------------------
                                            2003                         2002
                                            ----                         ----
                                            Interest                     Interest
                                 Average    Income/   %        Average   Income/     %
                                 Balance    Expense  Rate      Balance   Expense    Rate
                                 -------    -------  ----      -------   -------    ----
                                               (In thousands, except percentages)
Interest Earning Assets:

Loans (1)(2)
  Commercial                     $225,544   $3,693    6.57     $192,742  $3,408      7.09
  Mortgage                         58,387      924    6.26       66,539   1,193      7.17
  Consumer                         77,580    1,195    6.18       62,116   1,230      7.94
  Other                             2,571        -       -        1,044       -         -
Investments (2)                   170,811    1,782    4.18      148,815   2,054      5.54
Federal funds sold                    148        1    2.71        1,441       5      1.39
Other short-term investment           457        1    0.88          636       3      1.89
                                 --------   ------    ----     --------  ------      ----
Total interest earning assets    $535,498   $7,596    5.69     $473,333  $7,893      6.69

Liabilities:
Transaction accounts             $175,231   $  459    1.05     $161,747  $  634      1.57
Certificates of deposit           167,560    1,641    3.93      148,830   1,781      4.80

Securities sold under
  agreement to repurchase          17,669       61    1.38       16,338      73      1.79
Short-term borrowings               8,410       30    1.43        3,034      13      1.72
Long-term borrowings               76,857      911    4.75       69,929     868      4.98
Mandatory redeemable
  capital securities               15,000      206    5.51        5,000     138     11.05
                                 --------   ------   -----     --------  ------     -----
Total interest bearing
  liabilities                     460,727    3,308    2.88      404,878   3,507      3.47

Non-interest bearing
  Deposits                         65,983                        53,354
                                 --------                       -------
Total cost of funds              $526,710    3,308    2.52     $458,232   3,507      3.07
                                 ========   ------             ========   -----
Net interest margin
 (fully taxable equivalent)                 $4,288    3.21               $4,386      3.72
                                            ======                       ======


                                              Six Months Ended June 30,
                                              ---------------------------
                                            2003                         2002
                                            ----                         ----
                                            Interest                     Interest
                                 Average    Income/   %        Average   Income/     %
                                 Balance    Expense  Rate      Balance   Expense    Rate
                                 -------    -------  ----      -------   -------    ----
                                               (In thousands, except percentages)
Interest Earning Assets:

Loans (1)(2)
  Commercial                     $220,940  $ 7,297    6.66     $187,154 $ 6,621      7.13
  Mortgage                         53,176    1,769    6.62       68,923   2,574      7.47
  Consumer                         75,655    2,390    6.37       60,208   2,201      7.37
  Other                             1,652        -       -        1,230       -         -
Investments (2)                   161,281    3,362    4.20      144,442   3,972      5.55
Federal funds sold                  1,371        9    1.32        1,300       9      1.38
Other short-term investment           805        6    1.50            -       -         -
                                 --------   ------    ----     --------  ------      ----
Total interest earning assets    $514,880  $14,833    5.81     $463,257 $15,377      6.69
Liabilities:
Transaction accounts             $171,714  $   927    1.09     $153,355 $ 1,208      1.58
Certificates of deposit           162,465    3,215    3.99      149,242   3,697      5.00
Securities sold under
  agreement to repurchase          19,359      135    1.41       16,136     143      1.77
Short-term borrowings               5,473       40    1.47        4,996      55      2.20
Long-term borrowings               74,628    1,748    4.72       69,018   1,717      5.02
Mandatory redeemable
  capital securities               15,000      430    5.78        5,000     276     11.11
                                 --------   ------   -----     --------  ------     -----
Total interest bearing
  liabilities                     448,639    6,495    2.92      397,747   7,096      3.60

Non-interest bearing
  Deposits                         63,094                        50,470
                                 --------                       --------
Total cost of funds              $511,733    6,495    2.56     $448,217   7,096      3.19
                                 ========   ------              =======   -----
Net interest margin
 (fully taxable equivalent)                $ 8,338    3.27              $ 8,281      3.60
                                            ======                       ======


(1) Loan fees have been included in the interest income totals presented. Nonaccrual loans have been included in average loan balances.

(2) Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

     Average interest-earning assets for the three months ended June 30, 2003 were $535.4 million, a $62.1 million, or 13.1% increase over average earning assets of $473.3 million for the first quarter of 2002. Average interest-earning assets for the six months ended June 30, 2003 were $514.8 million, a $51.6 million, or 11.1% increase over average earning assets of $463.2 million for the first six months of 2002. The yield on average interest earning assets decreased by 1.00%, to 5.69% for the second quarter of 2003 compared to the same period of 2002. The yield on average interest earning assets decreased by 0.88%, to 5.81% for the first six months of 2003 compared to the same period of 2002.

     Average interest-bearing liabilities for the three months ended June 30, 2003 were $460.7 million, a $55.8 million, or 13.8%, increase over average interest-bearing liabilities of $404.9 million for the same period of 2002. Average interest-bearing liabilities for the first six months ended June 30, 2003 were $448.6 million, a $51.1 million, or 12.9%, increase over average interest-bearing liabilities of $397.7 million for the same period of 2002. In addition, the average non-interest-bearing deposits increased to $65.9 million for the three months ended June 30, 2003, from $53.4 million for the same time period of 2002. The interest rate on the total cost of funds decreased by 0.55%, to 2.52% for the three months ended June 30, 2003 compared to the same period of 2002. The average non-interest-bearing deposits increased to $63.1 million for the six months ended June 30, 2003, from $50.5 million for the same time period of 2002. The interest rate on the total cost of funds decreased by 0.63%, to 2.56% for the six months ended June 30, 2003 compared to the same period of 2002.

     The lower yield on average earning assets for the first six months of 2003, as compared to the first six months of 2002, is primarily the result of loan and investment portfolio principal paydowns and associated premium amortization. These cashflows were then reinvested into lower yielding assets at current market rates thereby reducing the yield.

     The lower cost of supporting liabilities is the combined result of reducing deposit product interest rates throughout
2003, the $12.6 million increase in non-interest-bearing deposits mentioned above and lower yields on long-term borrowings.

Provision for Loan Losses

     The provision for loan losses for the quarter ended June 30, 2003 was $375,000 compared to $345,000 for the same period of 2002. The provision for loan losses for the six months ended June 30, 2003 was $670,000 compared to $660,000 for the same period of 2002. The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio. The Company continues to maintain strong asset quality ratios in light of the continued growth in the Company's loan portfolio, to $359.2 million at June 30, 2003 from $322.7 million at June 30, 2002 and management's assessment of the credit quality factors existing at this time. The ratio of the allowance for loan losses to loans outstanding at June 30, 2003 and June 30, 2002 was 1.17% and 1.28%, respectively. Please see further discussion under the caption "Allowance for Loan Losses."

Other Income

     Total other income for the three months ended June 30, 2003 totaled $4.2 million, an increase of $2.1 million, or 99.4%, over other income of $2.1 million for the same period in 2002. Total other income for the six months ended June 30, 2003 totaled $7.90 million, an increase of $3.6 million, or 85.7%, over other income of $4.3 million for the same period in 2002.

     One of the Company's primary sources of other income is commissions and other revenue generated through sales of insurance products through the Company's insurance subsidiary, Essick & Barr, LLC. Revenues from insurance operations totaled $2.3 million for the second quarter of 2003 compared to $1.0 million for the same period in 2002, an increase of 125.5%. Revenues from insurance operations totaled $4.5 million for the first six months of 2003 compared to $2.1 million for the same
period in 2002, an increase of 115.6%.   These increases are the
result of increased revenues from our existing Essick & Barr agency and the acquisition of The Boothby Group agency as of October 1, 2002.

     Included in other income for the first six months of 2003 is a $195,000 gain on the sale of equity securities, and a $21,000 gain on the sale of portfolio SBA loans. Included in other income for the first six months of 2002 was a $62,000 gain on the sale of equity securities and a $212,000 gain on the sale of portfolio mortgage loans.

     Customer service fees increased 20.5% for the second quarter of 2003 as compared to the same period in 2002, from $312,000 to $376,000. Customer service fees increased 25.3% for the first six months of 2003 as compared to the same period in 2002, from $584,000 to $732,000. These increases are primarily due to an expanded customer base, new services, and a new fee-pricing schedule for 2003.

     Income from mortgage banking activities increased by $627,000 or 294.4% for the second quarter of 2003 as compared to the same period in 2002, from $213,000 to $840,000. Income from mortgage banking activities increased by $974,000 or 200.4% for the first six months of 2003 as compared to the same period in 2002, from $486,000 to $1,460,000. These increases are primarily due to continuing customer demand for mortgage loans as a result of lower interest rates, an expanded number of mortgage originators and the Bank's continuing ability to sell the mortgages in the secondary market.

     Revenues generated by the Company's investment subsidiaries increased to $211,000, or 14.1%, for the second quarter of 2003, from $185,000 for the same period 2002. Revenues generated by the Company's investment subsidiaries increased to $370,000, or 6.9%, for the first six months of 2003, from $346,000 for the same period 2002. With the help of the acquisition of certain assets of the First Affiliated Investment Group effective September 1, 2002 and strong customer retention efforts, we were able to minimize the effects of continued difficulties in generating investment revenues in light of market conditions and continued negative investor sentiment during 2003.

Other Expense

     Other expense for the quarter ended June 30, 2003 was $6.4 million compared to $4.5 million for the quarter ended June 30, 2002, a 42.1% increase. Other expense for the first six months of 2003 was $12.1 million compared to $8.6 million for the same period of 2002, a 41.4% increase.

     Salary and benefits expense for the second quarter of 2003 increased by 48.6% to $3.4 million from $2.3 million for the same period of 2002. Salary and benefits expense for the first six months of 2003 increased by 48.4% to $6.7 million from $4.5 million for the same period of 2002. This increase is the result of an increase in the number of full time equivalent employees, to 243 at June 30, 2003 from 196 at June 30, 2002, primarily due to the acquisitions, the increased commissions paid for the mortgage banking activities, overall merit increases applied to base salaries during the past twelve months, and increases in employee health insurance costs consistent with national trends.

     Occupancy and equipment expense for the second quarter of 2003 was $835,000, a $162,000 or 24.1% increase over the
$673,000 for the same period of 2002. Occupancy and equipment expense for the first six months of 2003 was $1,619,000, a

$308,000 or 23.5% increase over the $1,311,000 for the same period of 2002. These increases are primarily attributable to the addition and related construction costs of two financial service centers in 2003 and expenses related to the acquisition of the Boothby Group in the second half of 2002.

     Advertising and marketing expenses increased 4.4%, to $358,000 for the second quarter of 2003 from $343,000 for the same period in 2002. Advertising and marketing expenses increased 19.18%, to $665,000 for the first six months of 2003 from $558,000 for the same period in 2002. These increases are the result of an increase in direct mailings to our customers, the marketing of our new company brand to include The Boothby Group and an increase in company sponsorships and donations.

     The amortization of identifiable intangible assets for the second quarter of 2003 was $69,000 compared to $ 0 for the same period of 2002. The amortization of identifiable intangible assets for the first six months of 2003 was $137,000 compared to $ 0 for the same period of 2002. The identifiable intangible assets were the result from the acquisitions of The Boothby Group and certain assets of the First Affiliated Investment Group in the second half of 2002.

     Professional service expenses increased 15.9% to $306,000 for the second quarter of 2003 from $264,000 for the same period of 2002. Professional service expenses increased 28.1% to $543,000 for the first six months of 2003 from $424,000 for the same period of 2002. These changes resulted from increases in directors, legal, accounting and other professional fees.

     Other operating expenses increased 53.3% or $497,000 to $1.4 million for the second quarter of 2003 from $932,000 for the same period in 2002. Other operating expenses increased 39.6% or $710,000 to $2.5 million for the first six months of 2003 from $1.8 million for the same period in 2002. During 2003, other operating expenses increased in comparison to the same period in 2002 in the following operations: computer and processing services $241,000 and system conversion $197,000; business insurance $44,000; travel and entertainment expense $85,000; state taxes $94,000; and miscellaneous expenses $49,000.

Income Taxes

     The effective income tax rate for the Company for the second quarter of 2003 was 28.37% compared to 27.73% for the same period of 2002. The effective income tax rate for the Company for the first six months of 2003 was 28.06% compared to 27.46% for the same period of 2002. For 2003, the effective tax rates, was higher than the rates for the comparable period in 2002 primarily as a result of the decline in tax-advantaged interest income.


Financial Condition

     The total assets of the Company at June 30, 2003 were $613.5 million, an increase of approximately $51.1 million, or 9.10%, since December 31, 2002.

Mortgage Loans Held for Sale

     Mortgage loans held for sale decrease $14.6 million or 70.0% to $6.4 million at June 30, 2003 from $21.0 million at December 31, 2002. This decrease is primarily related to the timing of when loans are closed and sold in the secondary market.

Securities Available for Sale

     Investment securities available for sale increased 18.41% to $186.6 million at June 30, 2003 from $157.6 million at December 31, 2002. Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity.

Loans

     Total loans increased to $359.2 million at June 30, 2003
from $335.2 million at December 31, 2002, an increase of $24.0 million or 7.2%.

The components of loans were as follows:

                                          June 30,  December 31,
                                            2003       2002
                                          --------  ------------
                                              (In thousands)
Residential real estate                   $109,128    $106,153
Commercial                                 106,504      91,030
Commercial, secured by real estate         100,949      98,360
Consumer, net of unearned income             8,466      13,081
Home equity lines of credit                 34,157      26,560
                                          --------    --------

  Loans                                    359,204     335,184

Allowance for loan losses                   (4,208)     (4,182)
                                          --------    --------

  Loans, net of allowance
    for loan losses                       $354,996    $331,002
                                          ========    ========

     Commercial loans increased to $207.5 million at June 30, 2003 from $189.4 million at December 31, 2002, an increase of $18.1 million or 9.5%. This increase underscores the Company's focus on making higher yielding commercial loans to small and medium sized businesses in its market area.

     In addition, consumer loans, including home equity lending products, increased to $42.6 million at June 30, 2003 from $39.6 million at December 31, 2002, an increase of $3 million, or 7.5%. This increase is primarily the result of marketing efforts relating to our home equity products.

     Loans secured by residential real estate (not including home equity lending products but including commercial loans secured by residential real estate) increased $2.9 million, or 2.7%, between December 31, 2002 and June 30, 2003, from $106.2 million to $109.1 million.

Allowance for Loan Losses

     The allowance for loan losses at June 30, 2003 was $4.2 million compared to $4.2 million at December 31, 2002. Additions to the allowance are made from time to time based upon management's assessment of credit quality factors existing at that time. The Company performs a review of the credit quality of its loan portfolio on a monthly basis to determine the adequacy of the allowance for loan losses. The allowance at June 30, 2003 was 1.17% of outstanding loans compared to 1.25% of outstanding loans at December 31, 2002.

     The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio. Additions to the allowance are charged through the provision for loan losses. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, the value of any underlying collateral, risk characteristics in the loan portfolio, local and national economic conditions, and other relevant factors. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change. Based upon the results of such reviews, management believes that the allowance for loan losses at June 30, 2003 was adequate to absorb credit losses inherent in the portfolio at that date.

     The following table shows the activity in the Company's allowance for loan losses:

                                                    Three Months Ended            Six Months Ended
                                                    -------------------           ----------------

                                                    June 30,   June 30,          June 30,   June 30,
                                                     2003       2002               2003       2002
                                                    --------   --------          --------   --------
                                                             (Amounts in thousands)
Balance of allowance for loan losses,
  beginning of period                               $3,955     $3,891            $4,182      $3,723

Loans charged-off:
     Commercial, financial and agricultural            178         65               748         164
     Real estate - mortgage                              -         16                 -          55
     Consumer                                           17         50                50          99
                                                    ------     ------            ------      ------
       Total loans charged-off                         195        131               798         318

Recoveries of loans previously charged-off:
     Commercial, financial and agricultural            (73)        (6)             (102)        (37)
     Real estate - mortgage                              -         (6)              (41)         (9)
     Consumer                                            -         (6)              (11)        (12)
                                                    ------     ------            ------      ------
       Total recoveries                                (73)       (18)             (154)        (58)
                                                    ------     ------            ------      ------
Net loans charged-off                                  122        113               644         260
Provision for loan losses                              375        345               670         660
                                                    ------     ------            ------      ------
Balance, end of period                            $  4,208   $  4,123            $4,208    $  4,123
                                                  ========   ========            ========   ========
Net charge-offs to average loans (annualized)          .13%       .14%              .37%        .16%
Allowance for loan losses to loans
  outstanding at end of period                        1.17%      1.28%             1.17%       1.28%
Loans outstanding at end of period
  (net of unearned income)                        $359,204   $322,757            $359,204   $322,757
Average balance of loans outstanding
  during the period                               $364,084   $322,440            $351,423   $317,516

     The following table summarizes the Company's non-performing assets:

                                                             June 30,      December 31,
                                                              2003             2002
                                                               (Amounts in thousands)
Non-accrual loans
     Real estate - mortgage                                  $  519             $  258
     Consumer                                                     0                  0
     Commercial, financial and agricultural                     792                972
                                                             ------             ------
     Total                                                    1,311              1,230

Loans past due 90 days or more and still accruing interest
     Real estate - mortgage                                      57                  0
     Consumer                                                     0                 11
     Commercial, financial and agricultural                     510                 53
                                                             ------             ------
     Total                                                      567                 64

Troubled debt restructurings                                    109                112
                                                             ------             ------

Total non-performing loans                                    1,987              1,406

Other real estate owned                                           7                121
                                                             ------             ------

Total non-performing assets                                  $1,994             $1,527
                                                             ======             ======

Non-performing loans to total loans                            0.55%              0.42%
Non-performing assets to total loans plus OREO                 0.56%              0.46%

Premises and Equipment

Components of premises and equipment were as follows:

                                          June 30, December 31,
                                             2003     2002
                                           -------   -------
                                             (In thousands)
Land and land improvements                 $ 2,235   $ 1,445
Buildings                                    6,669     6,099
Leasehold improvements                       2,543     1,907
Furniture and equipment                      5,063     4,072
                                           -------   -------
                                            16,510    13,523

Less accumulated depreciation                2,632     2,225
                                           -------   -------

Premises and equipment, net                $13,878   $11,298
                                           =======   =======

     Premises and equipment, net of accumulated depreciation and amortization, increased $2.6 million, or 22.84%, between December 31, 2002 and June 30, 2003 to $13.9 million from $11.3 million.

     Major additions to premises and equipment in 2003 include construction costs that were capitalized related to the new Exeter and Sinking Spring financial centers, which opened during the second quarter of 2003 and additional leasehold improvement costs relating to the Company's new operation center.

Other Assets

     Other assets increased $1.7 million or 12.6%, between December 31, 2002 and June 30, 2003 to $15.3 million from $13.6 million. Major additions and reductions to other assets in 2003 include approximately $1 million in capitalized system implementation costs net of amortization of $40,000, an increase of $191,000 in the market value of the interest rate swap agreement, an increase of $176,000 in the cash surrender value of the life insurance policies covering employees and directors, an increase in prepaid expense of $331,000, reduced by $178,000 in mortgage servicing rights, and reduced by $114,000 in other real estate owned.

Deposits

     Total deposits at June 30, 2003 were $421.0 million compared to $379.8 million at December 31, 2002, an increase of $41.1 million, or 10.8%.

The components of deposits were as follows:

                                          June 30, December 31,
                                            2003        2002
                                          -------  ------------

                                              (In thousands)
Demand, non-interest bearing              $ 69,806    $ 60,015
Demand, interest bearing                   129,988     118,392
Savings                                     51,925      50,367
Time, $100,000 and over                     26,177      23,837
Time, other                                143,070     127,221
                                          --------    --------

Total deposits                            $420,966     $379,832
                                          ========     ========


     Factors contributing to this increase include successful promotional programs run during this period, and a new branch opened during the second quarter of 2003.

Borrowings

     Total debt increased by $8.0 million or 6.6% to $129.3 million at June 30, 2003 from $121.3 million at December 31,
2002. This increase is the result of Federal Home Loan Bank advances during May 2003.

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

    A summary of the contractual amount of the Company's financial instrument commitments is as follows:

                                      June 30,    December 31,
                                        2003         2002
                                      --------    ------------
                                          (In thousands)

Commitments to grant loans         $  10,811         $11,114
Unfunded commitments under
   lines of credit                    97,317          98,289
Financial and performance
   standby letters of credit           4,582           4,923

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

Capital

     Total shareholders' equity increased $1.0 million, to $53.9 million at June 30, 2003 from $52.9 million at December 31, 2002. The increase is the net result of net income for the period of $2.3 million less dividends paid of $526,000 and dividends declared of $557,000, proceeds of $384,000 from the issuance of shares of common stock under the Company's employee and director stock plans and directors compensation, net increase in unrealized gain on securities available for sale, net of tax, of $373,000, and reduced by the purchase of treasury stock of $949,000.

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

The following table sets forth the Company's capital amounts and ratios.

                                           June 30,  December 31,
                                             2003       2002
                                           --------  ------------
                                           (Dollars in thousands)
Tier I
  Common shareholders' equity
    (excluding unrealized gains(losses)
    on securities)                         $ 51,423    $ 50,759
  Disallowed intangible assets              (11,371)    (11,525)
  Mandatory redeemable capital debentures    15,000      15,000
Tier II
  Allowable portion of allowance for
    Loan losses                               4,208       4,182
  Unrealized gains on available for
    sale equity securities                      221          95
                                           --------    --------

Risk-based capital                         $ 59,481    $ 58,511
                                           ========    ========

Risk adjusted assets (including off-
  balance sheet exposures)                 $436,454    $400,781
                                           ========    ========

Leverage ratio                                9.55%       9.94%
Tier I risk-based capital ratio              12.61%      13.53%
Total risk-based capital ratio               13.63%      14.60%

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

     An important indicator in the banking industry is the leverage ratio, defined as the ratio of Tier I capital less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at June 30, 2003 was 9.55% compared to 9.94% at December 31, 2002. The decrease in this ratio resulted primarily from a larger increase in the risk adjusted assets compared to a smaller increase in risk-based capital. The mandatory redeemable securities are included for regulatory purposes as Tier I capital with certain limiting restrictions. At June 30, 2003, the entire amount of these securities was allowable to be included as Tier I capital for the Company. For both periods, the capital ratios were above minimum regulatory guidelines.

     On March 23, 2000 and September 26, 2002, the Company established First Leesport Capital Trust I and Leesport Capital Trust II, respectively, in which the Company owns all of the common equity. First Leesport Capital I issued $5 million of mandatory redeemable capital securities carrying an interest rate of 10.875%, and Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of 3 month LIBOR plus 3.45%. These debentures are the sole assets of the Trusts. These securities must be redeemed in March 2030 and September 2032, respectively, but may be redeemed earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier I capital for the Company. In October 2002, the Company entered into an interest rate swap agreement that effectively converts the $5 million of fixed-rate capital securities to a floating interest rate of six month LIBOR plus 5.25%.

     The Company is not aware of any pending recommendations by regulatory authorities that would have a material impact on the Company's capital resources, or liquidity if they were implemented, nor is the Company under any agreements with any regulatory authorities.

     The following table sets forth the Company's capital amounts and ratios:

                                                               Minimum        Minimum Amount
                                                                Amount          To Be Well
                                                             For Capital    Capitalized Under
                                                               Adequacy     Prompt Corrective
                                              Actual           Purposes     Action Provisions
                                          --------------     ------------   -----------------
                                          Amount   Ratio     Amount   Ratio     Amount    Ratio
                                          ------   -----     ------   -----     ------    -----
                                                        (Amounts In Thousands)
As of June 30, 2003:
Total capital (to risk-weighted assets):
  Leesport Financial Corp.               $59,481   13.60%   $34,916    8.00%   $43,645   10.00%
  Leesport Bank                           52,140   12.11     34,451    8.00     43,064   10.00
Tier I capital (to risk-weighted assets):
  Leesport Financial Corp.                55,052   12.61     17,458    4.00     26,187    6.00
  Leesport Bank                           47,912   11.13     17,226    4.00     25,838    6.00
Tier I capital (to average assets):
  Leesport Financial Corp.                55,052    9.55     23,069    4.00     28,836    5.00
  Leesport Bank                           47,912    8.40     22,810    4.00     28,512    5.00


As of December 31, 2002:
Total capital (to risk-weighted assets):
  Leesport Financial Corp.               $58,511   14.60%   $32,062    8.00%   $40,078   10.00%
  Leesport Bank                           52,089   13.33     31,270    8.00     39,088   10.00
Tier I capital (to risk-weighted assets):
  Leesport Financial Corp.                54,234   13.53     16,031    4.00     24,047    6.00
  Leesport Bank                           47,886   12.25     15,635    4.00     23,453    6.00
Tier I capital (to average assets):
  Leesport Financial Corp.                54,234    9.94     21,819    4.00     27,274    5.00
  Leesport Bank                           47,886    8.82     21,721    4.00     27,151    5.00

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

     At June 30, 2003, the Company had a total of $129.3 million, or 21.1%, of total assets in borrowed funds. These borrowings included $24.3 million of repurchase agreements with customers, $9.9 million of federal funds purchased, $80.2 million of term borrowings with the Federal Home Loan Bank, and $15.0 million in mandatory redeemable capital securities. The FHLB borrowings have final maturities ranging from August 2003 through December 2009 at interest rates ranging from 1.28% to 6.63%. At June 30, 2003, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $239.1 million.

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


Item 4.  Controls and Procedures

     The Company, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief financial Officer conclude that the Company's disclosure controls and procedures are effective as of June 30, 2003. There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     Securities and Exchange Commission rules define "disclosure controls and procedures" as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings - None

Item 2.     Changes in Securities - None

Item 3.     Defaults Upon Senior Securities - None

Item 4. Submission of Matters to Vote of Security Holders - At the annual meeting of shareholders held on April 21, 2003, shareholders of the Company
            (1) approved an amendment to the Company's articles of incorporation to increase the number of authorized shares of common stock from 10,000,000 to 20,000,000 shares, (2) approved an amendment to the Leesport Financial Corp. 1998 Employee Stock Incentive Plan to increase the number of shares of common stock that may be issued under the Plan from 210,000 shares to 410,000 shares, (3) approved an amendment to the Leesport Financial Corp. 1998 Independent Directors Stock Option Plan to increase the number of shares that may be issued under the Plan from 52,510 shares to 102,500 shares and
            (4) ratified the appointment of Beard Miller Company LLP as the Company's independent auditors for the year ending December 31, 2003. The Company's shareholders also elected James H. Burton, Andrew J. Kuzneski, Jr., Frank C. Milewski, and Harry J. O'Neill, III as Class III directors of the Company to serve until 2006. The votes cast in such matters were as follows:

                                                    Abstentions/
                                                       Broker
                            For           Against    Non-Votes
Amendment of Company's                              (Withheld)
  Articles of
  Incorporation to
  increase authorized
  shares                 2,256,198        316,418        39,594

Amendment to the Leesport
  Financial Corp. 1998
  Employee Stock
  Incentive Plan         1,220,040        358,160        43,960

Amendment to the Leesport
  Financial Corp. 1998
  Independent Directors
  Stock Option Plan      1,346,427         214,231       61,498

Ratification of Beard
  Miller Company LLP as
  independent auditors   2,579,025           7,664       25,521

     There was no solicitation in opposition to the nominees of the Board of Directors. The votes cast in the election with respect to each individual nominee were as follows:

     Nominee                                For        Withheld
James H. Burton                          2,544,623      67,587
Andrew J. Kuzneski, Jr.                  2,560,732      51,478
Frank C. Milewski                        2,535,680      76,530
Harry J. O'Neill, III                    2,520,372      91,838

Item 5.     Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

Exhibit No.         Title

  3.1               Articles of Incorporation of the Company

  3.2               Bylaws of the Company (Incorporated by
                    reference to Exhibit 3.2 to the Company's
                    Annual Report on Form 10-K for the year
                    ended December 31, 2001)

 31.1               Rule 13a-14(a)/15d-14(a) Certification of
                    Chief Executive Officer

 31.2               Rule 13a-14(a)/15d-14(a) Certification of
                    Chief Financial Officer

 32.1               Section 1350 Certification of Chief
                    Executive Officer

 32.2               Section 1350 Certification of Chief
                    Financial Officer

         (b) Reports on Form 8-K - The Company filed a Current Report on Form 8-K, dated April 23, 2003, to report that subsidiary Leesport Bank reached an agreement to sell three branches to the Legacy Bank. Also, reported net income of $1.1 million for the quarter ended March 31, 2003

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LEESPORT FINANCIAL CORP.
                              (Registrant)

Dated:  August 14, 2003       By /s/Raymond H. Melcher, Jr.
                                 -------------------------------
                                 Raymond H. Melcher, Jr.
                                 Chairman, President and Chief
                                 Executive Officer

Dated:  August 14, 2003       By /s/ Stephen A. Murray
                                 -------------------------------
                                 Stephen A. Murray
                                 Senior Vice President and
                                 Chief Financial Officer





                                  48
08/14/03/SL1 374799v1/03002.003