Form 10-Q
period 2003-09-30
LEESPORT FINANCIAL CORP
filed 2003-11-14
CIK 775662

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2003,

or

☐ Transition report pursuant to Section 13 or 15(d) Of the Exchange Act for the Transition Period from to .

No. 0-14555
(Commission File Number)

LEESPORT FINANCIAL CORP.

(Exact name of Registrant as specified in its charter)

PENNSYLVANIA	23-2354007
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1240 Broadcasting Road, Wyomissing, Pennsylvania	19610
(Address of principal executive offices)	(Zip Code)

(610) 208-0966
(Registrant’s telephone number, including area code)

—
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK ($5.00 Par Value)	Number of Shares Outstanding as of November 11, 2003 3,375,037
(Title of Class	(Outstanding Shares)

Forward-looking Statements

Leesport Financial Corp. (the “Company”) may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits hereto and thereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company’s control).  The words “may,” “could,” “should,” would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.  The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive.  Readers are also cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this report.  The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and due from banks	$17,191	$15,918
Interest-bearing deposits in banks	144	572

Total cash and cash equivalents	17,335	16,490

Mortgage loans held for sale	851	20,977
Securities available for sale	189,648	157,564
Loans, net of allowance for loan losses
09/03 - $4,164; 12/02 - $4,182	336,014	331,002
Premises and equipment, net	13,101	11,298
Identifiable intangible assets	4,402	3,207
Goodwill	9,216	8,261
Bank owned life insurance	10,653	6,615
Other assets	8,131	6,958

TOTAL ASSETS	$589,351	$562,372

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$59,253	$60,015
Interest bearing	328,389	319,817

Total deposits	387,642	379,832

Securities sold under agreements to repurchase	46,763	24,933
Federal funds purchased	45,175	9,186
Long-term debt	35,804	72,200
Mandatory redeemable capital debentures	15,000	15,000
Other liabilities	7,246	8,321

Total liabilities	537,630	509,472

Shareholders’ Equity
Common Stock, $5.00 Par Value; Authorized 20,000,000 shares; 3,430,032 shares issued at September 30, 2003 3,241,606 shares issued at December 31, 2002	17,150	16,208
Surplus	18,322	15,573
Retained earnings	17,665	18,978
Accumulated other comprehensive income (loss)	(362)	2,141
Treasury stock; 55,487 shares at cost	(1,054)	—

Total shareholders’ equity	51,721	52,900

Total liabilities and shareholders’ equity	$589,351	$562,372

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Interest income:
Interest and fees on loans	$5,536	$5,780	$16,951	$17,133
Interest on securities:
Taxable	1,350	1,753	4,062	4,978
Tax-exempt	229	189	585	604
Other interest income	42	93	168	225

Total interest income	7,157	7,815	21,766	22,940

Interest expense:
Interest on deposits	2,040	2,387	6,182	7,291
Interest on short-term borrowings	57	3	97	57
Interest on securities sold under agreements to repurchase	70	76	205	219
Interest on long-term debt	909	949	2,657	2,669
Interest on mandatory redeemable capital debentures	206	145	636	420

Total interest expense	3,282	3,560	9,777	10,656

Net interest income	3,875	4,255	11,989	12,284

Provision for loan losses	75	390	745	1,050

Net interest income after the provision for loan losses	3,800	3,865	11,244	11,234

Other income:
Commissions and fees from insurance sales	2,290	1,139	6,786	3,221
Mortgage banking activities	695	251	2,155	862
Customer service fees	393	309	1,125	893
Brokerage and investment advisory commissions and fees	189	174	559	520
Gain on sale of loans	207	213	228	300
Gain (loss) on sale of securities	(70)	(9)	125	53
Gain on sale of financial centers	3,073	—	3,073	—
0ther income	347	261	979	745

Total other income	7,124	2,338	15,030	6,594

Other expense:
Salaries and employee benefits	3,482	2,443	10,151	6,938
Occupancy expense	523	406	1,499	1,179
Equipment expense	428	336	1,071	873
Marketing and advertising expense	364	250	1,029	807
Amortization of identifiable intangible assets	68	—	205	—
Professional services	339	221	882	646
Outside processing services	583	368	1,703	1,050
Insurance expense	116	80	301	222
FHLB prepayment expense	2,482	—	2,482	—
Other expense	878	562	2,076	1,532

Total other expense	9,263	4,666	21,399	13,247

Income before income taxes	1,661	1,537	4,875	4,581

Income taxes	453	429	1,355	1,265

Net income	$1,208	$1,108	$3,520	$3,316

EARNINGS PER SHARE DATA

Averages shares outstanding	3,374,072	3,255,975	3,390,815	3,248,660
Basic earnings per share	$0.36	$0.34	$1.04	$1.02
Average shares outstanding for diluted earnings per share	3,410,607	3,276,424	3,427,350	3,264,469
Diluted earnings per share	$0.35	$0.34	$1.03	$1.02
Cash dividends declared per share	$0.17	$0.15	$0.48	$0.45

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months ended September 30, 2003 and 2002

(Dollar amounts in thousands, except share data)

			Surplus	Retained Earnings	Accum- ulated Other Compre- hensive Income(loss)	Treasury Stock	Total

	Common Stock
	Number of Shares Outstanding	Par Value
Balances, December 31, 2002	3,241,606	$16,208	$15,573	$18,978	$2,141	$—	$52,900

Net income	—	—	—	3,520	—	—	3,520
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment	—	—	—	—	(2,503)	—	(2,503)

Total comprehensive income	—	—	—	—	—	—	1,017

Purchase of treasury stock	(55,487)	—	—	—	—	(1,054)	(1,054)

Common stock issued in connection with directors’ compensation	7,953	40	115	—	—	—	155

Common stock issued in connection with directors and employee stock purchase plans	18,524	92	251	—	—	—	343

Common stock dividend (5%)	161,949	810	2,383	(3,200)	—	—	(7)

Cash dividends declared ($.48 per share)	—	—	—	(1,633)	—	—	(1,633)

Balances, September 30, 2003	3,374,545	$17,150	$18,322	$17,665	$(362)	($1,054)	$51,721

			Surplus	Retained Earnings	Accum ulated Other Compre hensive Income	Treasury Stock	Total

	Common Stock
	Number of Shares Outstanding	Par Value
Balances, December 31, 2001	3,079,338	$15,397	$13,510	$16,055	$259	$0	$45,221

Net income	—	—	—	3,316	—	—	3,316
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment	—	—	—	—	1,876	—	1,876

Total comprehensive income	—	—	—	—	—	—	5,192

Common stock issued in connection with acquisitions	9,460	47	128	—	—	—	175

Common stock issued in connection with directors and employee stock purchase plans	19,156	96	197	—	—	—	292

Cash dividends declared ($.45 per share)	—	—	—	(1,478)	—	—	(1,478)

Balances, September 30, 2002	3,107,954	$15,540	$13,834	$17,894	$2,135	—	$49,402

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

	Three Months Ended
	September 30, 2003	September 30, 2002

Net Income	$1,208	$1,108
Other Comprehensive Income net of tax:
Unrealized gain (loss) on securities arising during the period, net of tax expense(benefit): 2003 – $(1,505); 2002 – $560	(2,922)	1,079

Less: Reclassification adjustments for gains included in net income, net of tax (benefit): 2003 - $(24); 2002 – $(3)	(46)	(6)

Other Comprehensive Income (Loss)	(2,876)	1,085

Comprehensive Income (Loss)	$(1,668)	$2,193

	Nine Months Ended
	September 30, 2003	September 30, 2002

Net Income	$3,520	$3,316
Other Comprehensive Income net of tax:
Unrealized gain (loss) on securities arising during the period, net of tax expense (benefit): 2003 – $(1,247); 2002 – $1,100	(2,421)	1,911

Less: Reclassification adjustments for gains included in net income, net of tax expense: 2003 – $43; 2002 – $18	82	35

Other Comprehensive Income (Loss)	(2,503)	1,876

Comprehensive Income	$1,017	$5,192

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Nine Months Ended
	September 30, 2003	September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,520	$3,316
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	745	1,050
Provision for depreciation and amortization of premises and equipment	820	678
Provision for decline in value of real estate	191	—
Amortization of identifiable intangible assets	205	—
Amortization of capitalized system conversion costs	93	—
Deferred income taxes	375	7
Net amortization of securities premiums and discounts	1,375	462
Amortization of mortgage servicing rights	284	82
Increase in mortgage servicing rights	(114)	(240)
Net realized gain on sale of foreclosed real estate	(5)	(7)
Net realized gain on sale of securities	(125)	(53)
Net gains on loans held for sale	(2,221)	(813)
Proceeds from sales of loans	109,558	43,448
Loans held for sale	(88,691)	(37,479)
Net gain on sale of premises and equipment	(5)	(5)
Earnings on investment in life insurance	(251)	(247)
Gain on the sale of financial centers	(3,073)	—
Increase in accrued interest receivable and other assets	(1,016)	(791)
Decrease in accrued interest payable and other liabilities	(1,322)	(145)
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,343	8,993

CASH FLOWS FROM INVESTING ACTIVITIES:
Available for sale securities:
Purchases	(162,428)	(73,223)
Principal repayments, maturities and calls	73,001	44,916
Proceeds from sales	53,473	12,951
Net increase in loans receivable	(30,016)	(36,117)
Net (increase) decrease Federal Home Loan Bank Stock	(1,172)	169
Proceeds from sale of foreclosed real estate	301	180
Proceeds from the sale of premises and equipment	1,674	46
Purchases of premises and equipment	(5,387)	(1,817)
Purchase of bank own life insurance	(3,787)	—
Net cash used in acquisitions	(1,045)	(175)
NET CASH USED IN INVESTING ACTIVITIES	(75,386)	(53,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	67,325	49,841
Net increase (decrease) in federal funds purchased	35,989	(32,500)
Net increase in securities sold under agreements to repurchase	21,830	925
Proceeds from long-term debt	14,000	19,100
Repayment of long-term debt	(50,396)	(5,500)
Purchase of treasury stock	(1,054)	—
Net proceeds from issuance of common stock	498	466
Cash dividends paid	(1,602)	(1,478)
Cash disbursed with sale of financial centers	(30,702)	—
Issuance of capital debentures	—	9,700
NET CASH PROVIDED BY FINANCING ACTIVITIES	55,888	40,554

Increase (Decrease) in cash and cash equivalents	845	(3,523)

Cash and cash equivalents:
Beginning	16,490	19,716
Ending	$17,335	$16,193

Cash payments for:
Interest	$10,667	$11,220

Income Taxes	$1,330	$1,600

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Other real estate acquired in settlement of loans	$229	$161

The accompanying notes are an integral part of these financial statements.

LEESPORT FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.               Basis of Presentation

The unaudited consolidated financial statements contained herein have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X.  All significant intercompany accounts and transactions have been eliminated.  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included.  For comparative purposes, prior years’ consolidated financial statements have been reclassified to conform with report classifications of the current year.  The reclassifications had no effect on net income.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.  For purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, and interest bearing deposits in other banks.  For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

The number of common share outstanding as of September 30, 2003 and all references to the weighted-average number of common shares outstanding and per share amounts reflect the 5% stock dividend declared by the Board of Directors on March 19, 2003 with a record date of April 1, 2003 and distributed to shareholders on April 15, 2003.  The 5% stock dividend resulted in 161,949 shares and cash paid of $7,000 on 343.2 fractional shares.

Earnings per common share for the respective periods indicated have been computed based upon the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income available to shareholders	$1,208	$1,108	$3,520	$3,316

Average number of shares outstanding	3,374	3,256	3,391	3,249
Effect of dilutive stock options	37	20	36	15
Average number of shares outstanding used to calculate diluted earnings per share	3,411	3,276	3,427	3,264

3.               Stock Option Plans

The Company has an Employee Stock Incentive Plan that covers all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors.  The Company amended its Employee Stock Incentive Plan to increase the number of shares available for issuance under the Plan by 200,000 shares from 210,000 shares to 410,000 shares, which was approved by the shareholders at the annual shareholders’ meeting on April 22, 2003.  The option price for options issued under the Plan must be at least equal to 100% of the fair market value of the common stock on the date of grant and not less than the stock’s par value.  Options granted under the Plan are exercisable over a period not less than nine months after the date of grant, but no later than ten years after the date of grant in accordance with the vesting period as determined by the Plan committee.  Options expire on the earlier of ten years after the date of grant, three months from the participant’s termination of employment or one year from the date of the participant’s death or disability.

The Company has an Independent Directors Stock Option Plan.  The Company amended its Independent Directors Stock Option Plan to increase the number of shares available for issuance under the Plan by 50,000 shares from 52,500 shares to 102,500 shares, which was approved by the shareholders at the annual shareholders’ meeting on April 22, 2003.  The Plan covers all directors of the Company who are not employees.  The option price for options issued under the Plan will be equal to the fair market value of the Company’s common stock on the date of grant.  Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant’s relationship with the Company ceases or twelve months from the date of the participant’s death or disability.

The Company accounts for the above stock option plans under the recognition and measurement principles of APB opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” to stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Net income, as reported	$1,208	$1,108	$3,520	$3,316
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(35)	(33)	(112)	(132)

Pro forma net income	$1,173	$1,075	$3,408	$3,184

Basic earnings per share:
As reported	$.36	$.34	$1.04	$1.02
Pro forma	$.35	$.33	$1.01	$.98

Diluted earnings per share:
As reported	$.35	$.34	$1.03	$1.02
Pro forma	$.34	$.33	$.99	$.98

4.               Contingent Liabilities

In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, letters of credit and commitments to sell loans.  Such financial instruments are recorded in the consolidated balance sheets when they become receivable or payable.

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $5,799,000 of financial and performance standby letters of credit as of September 30, 2003.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next 24 months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

5.               Recently Issued Accounting Standards

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, “Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.”  This Statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process.  This Statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003 and should be applied prospectively.  The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates.  Adoption of this Statement is not expected to have a significant impact on the Company’s financial condition or results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”.  This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved.  The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs.  The disclosure requirements apply to all financial statements issued after January 31, 2003.  The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period ending after December 15, 2003 for VIEs acquired before February 1, 2003.  The adoption of this interpretation did not have a significant impact on the Company’s financial condition or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement requires that an issuer classify a financial instrument that is within its scope as a liability.  Many of these instruments were previously classified as equity.  This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003.  The adoption of this standard did not have a significant impact on the Company’s financial condition or results of operations.

6.               Segment Information

The Company’s insurance operations and investment operations are managed separately from the traditional banking and related financial services that the Company also offers.  The insurance operation provides commercial, individual, and group benefit plans and personal coverage.  The investment operation provides individual financial, retirement and estate planning, investment advice and services, corporate and small business pension and retirement planning services.

	Banking and Financial Services	Insurance Services	Investment Services	Total
	(Amounts in thousands)
Three months ended September 30, 2003
Revenues from external sources	$8,520	$2,290	$189	$10,999
Income (loss) before income taxes	1,372	345	(56)	1,661
Nine months ended September 30, 2003
Revenues from external sources	$19,674	$6,786	$559	$27,019
Income (loss) before income taxes	4,054	1,147	(326)	4,875

Three months ended September 30, 2002
Revenues from external sources	$5,280	$1,139	$174	$6,593
Income (loss) before income taxes	1,501	140	(104)	1,537
Nine months ended September 30, 2002
Revenues from external sources	$15,137	$3,221	$520	$18,878
Income (loss) before income taxes	4,524	310	(253)	4,581

7.               Debt and Borrowings

Total debt increased by $21.4 million or 17.7% to $142.7 million at September 30, 2003 from $121.3 million at December 31, 2002.  The increase in total debt and borrowings was primarily due to the Company entering into new agreements to repurchase securities sold totaling $25 million during September 2003. On September 30, 2003, the Company prepaid $40.9 million of fixed rate, high cost Federal Home Loan Bank (FHLB) advances in order to improve our future net interest income.  The FHLB advances were replaced with lower cost borrowings and certificates of deposits.  The Company expensed prepayment charges of $2,482,000 associated with this transaction.

8.               Common Stock

The Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 10,000,000 shares to 20,000,000 shares, which was approved by the shareholders at the annual shareholders’ meeting on April 22, 2003.

9.               Sale of Financial Centers

On September 5, 2003, the Company finalized the agreement with The Legacy Bank, Harrisburg, Pennsylvania, to sell its three most northern financial centers – Shenandoah, located in northern Schuylkill County, and Drums and Hazleton, located in Luzerne County.  Included in the results for the three months and nine months ended September 30, 2003 is the gain of $3,073,000 on the sale to The Legacy Bank of these financial centers.  Included in the sale were approximately $59.6 million in deposits and related accrued interest and loans of approximately $24 million and other assets of approximately $1.0 million.

10.         Acquisition

On September 30, 2003, the Company acquired certain assets of CrosStates Insurance Consultants, Inc. (“CrosStates”), a $1.5 million annual revenue, full service insurance agency that specializes in personal and casualty insurance headquartered in Langhorne, Pennsylvania. CrosStates has become a division of Leesport Financial Corp.’s Essick & Barr LLC, insurance agency.  As a result of this acquisition, Essick & Barr LLC expanded its retail and commercial insurance presence in Southeastern Pennsylvania counties.  The results of CrosStates’ operations will be included in the consolidated financial statements as of October 1, 2003.

The Company paid cash of $1.0 million for CrosStates on September 30,2003 and recorded a liability of $1.4 million, payable in cash and stock at the then current market value.  This liability is included in other liabilities.  After the first and second years following the acquisition, $1.0 million and $0.4 million, respectively, will be paid to CrosStates.  Also, there are contingent payments totaling up to $1.2 million, payable in cash and stock at the then current market value based on CrosStates achieving certain revenue levels over the next three years.

The assets and liabilities that resulted from the acquisition of CrosStates have been included in the consolidated financial statements as of September 30, 2003.  The initial allocation of the purchase price to specific assets and liabilities is based, in part upon an internal appraisal of the CrosStates long-lived assets.  The allocation is still preliminary at this time.  The Company expects to finalize the appraisal of the long-lived assets and the determination of the fair value of all other CrosStates assets prior to December 31, 2003.  As of September 30, 2003, the Company recorded as part of this transaction an estimate of $1.4 million and $955,000 for identifiable intangible assets and goodwill, respectively.

The components of the purchase price and preliminary allocation are as follows (in thousands):

Purchase price:
Cash	$1,000
Payable to CrosStates, net of imputed interest ($72)	1,328
Acquisition costs	100
Total consideration and acquisition costs	$2,428

Preliminary allocation of purchase price:
Current assets	$60
Premises and equipment	13
Identifiable intangible assets	1,400
Goodwill	955
Total preliminary allocation of purchase price	$2,428

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

OVERVIEW

Net income for the Company for the quarter ended September 30, 2003 was $1.21 million, an increase of 9.0%, as compared to $1.11 million for the same period in 2002.  For the first nine months of 2003, net income was $3.52 million, an increase of 6.2%, as compared to $3.32 million for the same period in 2002.  Basic and diluted earnings per share were $.36 and $.35, respectively, for the third quarter of 2003 compared to basic and diluted earnings per share of $.34 for the same period of 2002. For the first nine months of 2003, basic and diluted earnings per share were $1.04 and $1.03, respectively, compared to basic and diluted earnings per share of $1.02 for the same period of 2002.

The following are the key ratios for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Return on average assets	.80%	.82%	.81%	.87%
Return on average shareholders’ equity	9.15%	9.30%	8.87%	9.53%
Dividend payout ratio	46.06%	44.44%	46.57%	43.66%
Average shareholders’ equity to average assets	9.08%	8.74%	9.11%	9.49%

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

Net interest income for the three months ended September 30, 2003 was $3.88 million, a decrease of $380,000, or 8.9%, compared to the $4.26 million reported for the third quarter of 2002. Net interest income for the nine months ended September 30, 2003 was $11.99 million, a decrease of $295,000, or 2.4%, compared to the $12.28 million reported for the same period of 2002.  The net interest margin declined to 2.92% for the third quarter of 2003 from 3.52% for the third quarter of 2002.  The net interest margin declined to 3.14% for the first nine months of 2003 from 3.58% for the same period of 2002. The net interest margin was negatively impacted during 2003 by prepayments of higher yielding assets and premium amortization in the investment portfolio in the current low rate environment.

The following summarizes net interest margin information:

	Three Months Ended September 30,
	2003			2002
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(In thousands, except percentages)
Interest Earning Assets:

Loans (1)(2)
Commercial	$229,613	$3,568	6.17	$201,910	$3,539	6.95
Mortgage	44,609	831	7.45	60,292	1,099	7.29
Consumer	81,347	1,150	5.61	66,430	1,163	6.95
Other	2,317	—	—	1,315	—	—
Investments (2)	186,567	1,738	3.70	155,789	2,099	5.35
Federal funds sold	128	—	—	5,813	26	1.77
Other short-term investment	922	2	0.86	1,796	9	1.99
Total interest earning assets	$545,503	$7,289	5.30	$493,345	$7,936	6.38

Liabilities:
Transaction accounts	$178,505	$452	1.00	$171,506	$651	1.51
Certificates of deposit	163,325	1,588	3.86	152,769	1,736	4.51
Securities sold under agreement to repurchase	20,074	69	1.36	16,843	76	1.79
Short-term borrowings	17,802	57	1.27	581	3	2.05
Long-term borrowings	78,158	905	4.59	76,273	949	4.94
Mandatory redeemable capital securities	15,000	209	5.53	5,109	145	11.26
Total interest bearing liabilities	472,864	3,280	2.75	423,081	3,560	3.34

Non-interest bearing Deposits	68,997			56,807
Total cost of funds	$541,861	3,280	2.40	$479,888	3,560	2.94
Net interest margin (fully taxable equivalent)		$4,009	2.92		$4,376	3.52

	Nine Months Ended September 30,
	2003			2002
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(In thousands, except percentages)
Interest Earning Assets:

Loans (1)(2)
Commercial	$223,863	$10,865	6.49	$192,127	$10,160	7.07
Mortgage	50,289	2,600	6.82	66,015	3,673	7.42
Consumer	77,594	3,540	6.10	62,304	3,364	7.22
Other	1,855	—	—	1,258	—	—
Investments (2)	169,802	5,099	4.02	147,557	6,065	5.50
Federal funds sold	952	9	1.26	2,821	35	1.66
Other short-term investment	845	8	1.27	1,313	15	1.53
Total interest earning assets	$525,200	$22,121	5.63	$473,395	$23,313	6.58
Liabilities:
Transaction accounts	$174,003	$1,379	1.06	$159,471	$1,858	1.56
Certificates of deposit	162,755	4,803	3.95	150,431	5,433	4.83
Securities sold under agreement to repurchase	19,600	205	1.40	16,374	220	1.79
Short-term borrowings	9,628	97	1.35	3,508	58	2.19
Long-term borrowings	75,818	2,653	4.68	71,610	2,666	4.98
Mandatory redeemable capital securities	15,000	640	5.70	5,037	420	11.15
Total interest bearing liabilities	456,804	9,777	2.86	406,431	10,654	3.50

Non-interest bearing Deposits	65,083			52,606
Total cost of funds	$521,887	9,777	2.50	$459,037	10,654	3.10
Net interest margin (fully taxable equivalent)		$12,344	3.14		$12,659	3.58

(1)           Loan fees have been included in the interest income totals presented.  Nonaccrual loans have been included in average loan balances.

(2)           Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

Average interest-earning assets for the three months ended September 30, 2003 were $545.5 million, a $52.2 million, or 10.6% increase over average earning assets of $493.3 million for the third quarter of 2002.  Average interest-earning assets for the nine months ended September 30, 2003 were $525.2 million, a $51.8 million, or 10.9% increase over average earning assets of $473.4 million for the first nine months of 2002.  The yield on average interest earning assets decreased by 1.08%, to 5.30% for the third quarter of 2003 compared to the same period of 2002.  The yield on average interest earning assets decreased by 0.95%, to 5.63% for the first nine months of 2003 compared to the same period of 2002.

Average interest-bearing liabilities for the three months ended September 30, 2003 were $472.9 million, a $49.8 million, or 11.8%, increase over average interest-bearing liabilities of $423.1 million for the same period of 2002. Average interest-bearing liabilities for the first nine months ended September 30, 2003 were $456.8 million, a $50.4 million, or 12.4%, increase over average interest-bearing liabilities of $406.4 million for the same period of 2002. In addition, the average non-interest-bearing deposits increased to $69.0 million for the three months ended September 30, 2003, from $56.8 million for the same time period of

2002.  The interest rate on the total cost of funds decreased by 0.54%, to 2.40% for the three months ended September 30, 2003 compared to the same period of 2002.  The average non-interest-bearing deposits increased to $65.1 million for the nine months ended September 30, 2003, from $52.6 million for the same time period of 2002.  The interest rate on the total cost of funds decreased by 0.60%, to 2.50% for the nine months ended September 30, 2003 compared to the same period of 2002.

The lower yield on average earning assets for the first nine months of 2003, as compared to the first nine months of 2002, is primarily the result of loan and investment portfolio principal paydowns and associated premium amortization.  These cashflows were then reinvested into lower yielding assets at current market rates thereby reducing the yield.

The lower cost of supporting liabilities is the combined result of reducing deposit product interest rates throughout 2003, the $12.5 million increase in non-interest-bearing deposits for the first nine months of 2003 mentioned above and lower yields on long-term borrowings.  On September 30, 2003, the Company prepaid $40.9 million of fixed rate, high cost Federal Home Loan Bank (FHLB) advances in order to improve our future net interest income.  The FHLB advances were replaced with lower cost borrowings and certificates of deposit.

Provision for Loan Losses

The provision for loan losses for the quarter ended September 30, 2003 was $75,000 compared to $390,000 for the same period of 2002. The provision for loan losses for the nine months ended September 30, 2003 was $745,000 compared to $1,050,000 for the same period of 2002.  The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio and the affect of selling approximately $24 million in loans during the third quarter of 2003 to the Legacy Bank as part of the sale of the Company’s three most northern financial centers.  The Company continues to maintain strong asset quality ratios in light of the continued growth in the Company’s loan portfolio, to $340.2 million at September 30, 2003 from $337.6 million at September 30, 2002 and management’s assessment of the credit quality factors existing at this time.  The ratio of the allowance for loan losses to loans outstanding at September 30, 2003 and September 30, 2002 was 1.22% and 1.32%, respectively.  Please see further discussion under the caption “Allowance for Loan Losses.”

Other Income

Total other income for the three months ended September 30, 2003 totaled $7.1 million, an increase of $4.8 million, or 204.7%, over other income of $2.3 million for the same period in 2002.  Total other income for the nine months ended September 30, 2003 totaled $15.0 million, an increase of $8.4 million, or 127.9%, over other income of $6.6 million for the same period in 2002.  Included in total other income for the three months and nine months ended September 30, 2003 is the gain of $3,073,000 on the sale of the Company’s three most northern financial centers.

One of the Company’s primary sources of other income is commissions and other revenue generated through sales of insurance products through the Company’s insurance subsidiary, Essick & Barr, LLC.  Revenues from insurance operations totaled $2.3 million for the third quarter of 2003 compared to $1.1 million for the same period in 2002, an increase of 101.1%.  Revenues from insurance operations totaled $6.8 million for the first nine months of 2003 compared to $3.2 million for the same period in 2002, an increase of 110.7%.  These increases are the result of increased revenues from our existing Essick & Barr agency and the acquisition of The Boothby Group agency as of October 1, 2002.

Included in other income for the first three months of 2003 was a $70,000 loss on the sale of equity securities, and a $207,000 gain on the sale of portfolio SBA loans.  Included in other income for the first nine months of 2002 was a $125,000 gain on the sale of equity securities and a $228,000 gain on the sale of portfolio SBA loans.

Customer service fees increased 27.2% for the third quarter of 2003 as compared to the same period in 2002, from $309,000 to $393,000.  Customer service fees increased 26.0% for the first nine months of 2003 as compared to the same period in 2002, from $893,000 to $1,125,000.  These increases are primarily due to an expanded customer base, new services, and a new fee-pricing schedule for 2003.

Income from mortgage banking activities increased by $444,000 or 176.9% for the third quarter of 2003 as compared to the same period in 2002, from $251,000 to $695,000. Income from mortgage banking activities increased by $1,293,000 or 150.0% for the first nine months of 2003 as compared to the same period in 2002, from $862,000 to $2,155,000.  These increases are primarily due to continuing customer demand for mortgage loans as a result of lower interest rates, an expanded number of mortgage originators and the Bank’s continuing ability to sell the mortgages in the secondary market.

Revenues generated by the Company’s investment subsidiaries increased by $15,000, or 8.6%, for the third quarter of 2003 as compared to the same period in 2002, from $174,000 to $189,000. Revenues generated by the Company’s investment subsidiaries increased by $39,000, or 7.5%, for the first nine months of 2003 as compared to the same period in 2002, from $520,000 to $559,000.  With the help of the acquisition of certain assets of the First Affiliated Investment Group effective September 1, 2002 and strong customer retention efforts, we were able to minimize the effects of continued difficulties in generating investment revenues in light of market conditions and continued negative investor sentiment during 2003.

Other Expense

Total other expense for the quarter ended September 30, 2003 was $9.3 million compared to $4.7 million for the quarter ended September 30, 2002, a 98.5% increase.  Total other expense for the first nine months of 2003 was $21.4 million compared to $13.2 million for the same period of 2002, a 61.5% increase.  Included in total other expense for the three months and nine months ended September 30, 2003 are the prepayment charges of $2,482,000 on repaying $40.9 million of the FHLB advances on September 30, 2003.

Salary and benefits expense for the third quarter of 2003 increased by 42.5% to $3.5 million from $2.4 million for the same period of 2002. Salary and benefits expense for the first nine months of 2003 increased by 46.3% to $10.2 million from $6.9 million for the same period of 2002. This increase is the result of an increase in the number of full time equivalent employees, to 228 at September 30, 2003 from 205 at September 30, 2002, primarily due to the acquisitions, the increased commissions paid for the mortgage banking activities, overall merit increases applied to base salaries during the past twelve months, and increases in employee health insurance costs consistent with national trends.

Occupancy and equipment expense for the third quarter of 2003 was $951,000, a $209,000 or 28.2% increase over the $742,000 for the same period of 2002.  Occupancy and equipment expense for the first nine months of 2003 was $2,570,000, a $518,000 or 25.2% increase over the $2,052,000 for the same period of 2002.  These increases are primarily attributable to the addition and related construction costs of two financial service centers in 2003, our newly leased Operations Center and The Boothby Group facility.

Advertising and marketing expenses increased 45.6%, to $364,000 for the third quarter of 2003 from $250,000 for the same period in 2002.  Advertising and marketing expenses increased 27.5%, to $1,029,000 for the first nine months of 2003 from $807,000 for the same period in 2002.  These increases are the result of an increase in direct mailings to our customers, the marketing of our new company brand to include The Boothby Group and an increase in company sponsorships and donations.

The amortization of identifiable intangible assets for the third quarter of 2003 was $68,000 compared to $ 0 for the same period of 2002. The amortization of identifiable intangible assets for the first nine months of 2003 was $205,000 compared to $ 0 for the same period of 2002.  The identifiable intangible assets were the result of the acquisitions of The Boothby Group and certain assets of the First Affiliated Investment Group in the second half of 2002.

Professional service expenses increased 53.4% to $339,000 for the third quarter of 2003 from $221,000 for the same period of 2002.  Professional service expenses increased 36.5% to $882,000 for the first nine months of 2003 from $646,000 for the same period of 2002. The third quarter 2003 increase was primarily for consulting services of $118,000 as a result of the restructuring of our Wealth Management division.  The change for the first nine months resulted from increases in directors, legal, accounting and other professional fees.

Outside processing services expenses increased 58.4% to $583,000 for the third quarter of 2003 from $368,000 for the same period of 2002.  Outside processing services expenses increased 62.2% to $1,703,000 for the first nine months of 2003 from $1,050,000 for the same period of 2002.  These changes resulted primarily from one-time system conversion and processing costs of $125,000 in the third quarter 2003 and $293,000 for the nine months ended September 30, 2003.  Also included in these increases are the additional processing expenses related to The Boothby Group and First Affiliated Investment Group in the second half of 2002.

Insurance expense increased 45.0% to $116,000 for the third quarter of 2003 from $80,000 for the same period of 2002.  Insurance expense increased 35.6% to $301,000 for the first nine months of 2003 from $222,000 for the same period of 2002.  These changes resulted from increases on annual premiums and additional insurance expense related to The Boothby Group and First Affiliated Investment Group in the second half of 2002, the leased Operations Center, two new financial centers and increases in general corporate liability costs consistent with national trends.

Other operating expenses increased 56.2% or $316,000 to $878,000 for the third quarter of 2003 from $562,000 for the same period in 2002.  Other operating expenses increased 35.5% or $544,000 to $2,076,000 for the first nine months of 2003 from $1,532,000 for the same period in 2002.  During the third quarter ended September 30, 2003, the Company recorded a $191,000 write down expense related to the former operations center that was sold on October 10, 2003.  During 2003, other operating expenses increased in comparison to the same period in 2002 in the following categories: travel and entertainment expense $97,000; state taxes $103,000; and miscellaneous expenses $152,000.  Also included in these increases are the additional expenses related to The Boothby Group and First Affiliated Investment Group in the second half of 2002.

Income Taxes

The effective income tax rate for the Company for the third quarter of 2003 was 27.27% compared to 27.91% for the same period of 2002. The effective income tax rate for the Company for the first nine months of 2003 was 27.79% compared to 27.61% for the same period of 2002.  The third quarter of 2003 decline over the same period in 2002, was a result of an increase in tax-advantaged interest income.  For the nine months ended September 30, 2003, the rate was slightly higher than the same period of 2002 due to a decline in tax-advantaged interest income.

Financial Condition

The total assets of the Company at September 30, 2003 were $589.4 million, an increase of approximately $27.0 million, or 4.8%, since December 31, 2002.

Mortgage Loans Held for Sale

Mortgage loans held for sale decreased $20.1 million or 95.9% to $851,000 at September 30, 2003 from $21.0 million at December 31, 2002.  This decrease is primarily related to the timing of when loans are closed and sold in the secondary market.

Securities Available for Sale

Investment securities available for sale increased 20.4% to $189.6 million at September 30, 2003 from $157.6 million at December 31, 2002. Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity.  The increase resulted primarily from an increase in deposits and borrowings levels that exceeded the increase in the loan portfolio.

Loans

Total loans increased to $340.2 million at September 30, 2003 from $335.2 million at December 31, 2002, an increase of $5.0 million or 1.5%.

The components of loans were as follows:

	September 30, 2003	December 31, 2002
	(In thousands)
Residential real estate	$88,383	$106,153
Commercial	100,656	91,030
Commercial, secured by real estate	99,696	98,360
Consumer, net of unearned income	12,101	13,081
Home equity lines of credit	39,342	26,560

Loans	340,178	335,184

Allowance for loan losses	(4,164)	(4,182)

Loans, net of allowance for loan losses	$336,014	$331,002

Commercial loans increased to $200.4 million at September 30, 2003 from $189.4 million at December 31, 2002, an increase of $11.0 million or 5.8%.  This increase underscores the Company’s focus on making higher yielding commercial loans to small and medium sized businesses in its market area.  This increase is also net of $12.5 million of commercial loans sold on September 5, 2003 as part of the sale of the Company’s three northern financial centers to The Legacy Bank.

In addition, consumer loans, including home equity lending products, increased to $51.4 million at September 30, 2003 from $39.6 million at December 31, 2002, an increase of $11.8 million, or 29.8%.  This increase is primarily the result of marketing efforts relating to our home equity products. This increase is also net of $6.2 million of consumer loans sold on September 5, 2003 as part of the sale of the Company’s three northern financial centers to The Legacy Bank.

Loans secured by residential real estate (not including home equity lending products but including commercial loans secured by real estate) decreased $17.8 million, or 16.7%, between December 31, 2002 and September 30, 2003, from $106.2 million to $88.4 million.  This decrease is primarily related to the low interest rate environment that increased the number of loans that repaid prior to maturity.  This decrease is also net of $5.3 million of mortgage loans sold on September 5, 2003 as part of the sale of the Company’s three northern financial centers to The Legacy Bank and approximately $5.0 million of lower yielding fixed rate mortgage portfolio loans sold during the third quarter 2003 to reduce interest rate risk.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2003 was $4.2 million compared to $4.2 million at December 31, 2002. Additions to the allowance are made from time to time based upon management’s assessment of credit quality factors existing at that time and the affect of selling approximately $24 million in loans during the third quarter of 2003 to the Legacy Bank as part of the sale of the Company’s three most northern financial centers.  The Company performs a review of the credit quality of its loan portfolio on a monthly basis to determine the adequacy of the allowance for loan losses. The allowance at September 30, 2003 was 1.22% of outstanding loans compared to 1.25% of outstanding loans at December 31, 2002.

The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio.  Additions to the allowance are charged through the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.  Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, the value of any underlying collateral, risk characteristics in the loan portfolio, local and national economic conditions, and other relevant factors.  Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.  Based upon the results of such reviews, management believes that the allowance for loan losses at September 30, 2003 was adequate to absorb credit losses inherent in the portfolio at that date.

The following table shows the activity in the Company’s allowance for loan losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Amounts in thousands)
Balance of allowance for loan losses, beginning of period	$4,208	$4,123	$4,182	$3,723
Loans charged-off:
Commercial, financial and agricultural	(16)	—	732	165
Real estate - mortgage	178	5	178	44
Consumer	(40)	50	10	165
Total loans charged-off	122	55	920	374
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	(47)	(1)	(149)	(39)
Real estate - mortgage	33	(4)	(8)	(13)
Consumer	11	(5)	—	(17)
Total recoveries	(3)	(10)	(157)	(69)
Net loans charged-off	119	45	763	305
Provision for loan losses	75	390	745	1,050
Balance, end of period	$4,164	$4,468	$4,164	$4,468
Net charge-offs to average loans (annualized)	.13%	.05%	.29%	.13%
Allowance for loan losses to loans outstanding at end of period	1.22%	1.32%	1.22%	1.32%
Loans outstanding at end of period (net of unearned income)	$340,178	$337,574	$340,178	$337,574
Average balance of loans outstanding during the period	$357,886	$329,955	$353,601	$322,013

The following table summarizes the Company’s non-performing assets:

	September 30, 2003	December 31, 2002
	(Amounts in thousands)
Non-accrual loans
Real estate - mortgage	$563	$258
Consumer	—	—
Commercial, financial and agricultural	728	971
Total	1,291	1,229

Loans past due 90 days or more and still accruing interest
Real estate - mortgage	—	—
Consumer	—	11
Commercial, financial and agricultural	517	53
Total	517	64

Troubled debt restructurings	108	112

Total non-performing loans	1,916	1,405

Other real estate owned	54	121

Total non-performing assets	$1,970	$1,526

Non-performing loans to total loans	0.56%	0.42%
Non-performing assets to total loans plus OREO	0.58%	0.46%

Premises and Equipment

Components of premises and equipment were as follows:

	September 30, 2003	December 31, 2002
	(In thousands)
Land and land improvements	$2,296	$1,445
Buildings	5,698	6,099
Leasehold improvements	2,023	1,907
Furniture and equipment	5,547	4,072
	15,564	13,523

Less accumulated depreciation	2,463	2,225

Premises and equipment, net	$13,101	$11,298

Premises and equipment, net of accumulated depreciation and amortization, increased $1.8 million, or 16.0%, between December 31, 2002 and September 30, 2003 to $13.1 million from $11.3 million.

Major additions to premises and equipment in 2003 include construction costs that were capitalized related to the new Exeter and Sinking Spring financial centers, which opened during the third quarter of 2003 and additional leasehold improvement costs relating to the Company’s new operation center.  Also, this increase is net of $917,000 of premises and equipment sold on September 5, 2003 as part of the sale of the Company’s three northern financial centers to The Legacy Bank.

Goodwill and Identifiable Intangible Assets

Goodwill and Identifiable Intangible Assets increased $955,000 and $1,195,000, respectively to $9.2 million and $4.4 million at September 30, 2003 from $8.3 million and $3.2 million at December 31, 2002, respectively.  These increases are due to the acquisition of CrosStates. The initial allocation of the purchase price to specific assets is based, in part, upon an internal appraisal of the CrosStates long-lived assets.  The allocation is still preliminary at this time.  The Company expects to finalize the appraisal of the long-lived assets and the determination of the fair value of all other CrosStates assets and liabilities prior to December 31, 2003.

Bank Owned Life Insurance

Bank owned life insurance increased $4.0 million to $10.7 million at September 30, 2003 from $6.6 million at December 31, 2002.  During the third quarter 2003, the Company purchase additional bank owned life insurance on certain key employees.

Other Assets

Other assets increased $1.1 million or 16.9%, between December 31, 2002 and September 30, 2003 to $8.1 million from $7.0 million.  Major additions and reductions to other assets in 2003 include approximately $893,000 in capitalized system implementation costs net of amortization of $93,000, an decrease of $136,000 in the market value of the interest rate swap agreement, an increase in prepaid expense of $270,000, reduced by $170,000 in mortgage servicing rights, reclassification of the $295,000 from Premises and Equipment for the old Operations Center and reduced by $67,000 in other real estate owned.

Deposits

Total deposits at September 30, 2003 were $387.6 million compared to $379.8 million at December 31, 2002, an increase of $7.8 million, or 2.1%.  This increase is net of $59.5 million of deposits sold on September 5, 2003 as part of the sale of the Company’s three northern financial centers to The Legacy Bank.

The components of deposits were as follows:

	September 30, 2003	December 31, 2002
	(In thousands)
Demand, non-interest bearing	$59,253	$60,015
Demand, interest bearing	118,151	118,392
Savings	41,137	50,367
Time, $100,000 and over	41,701	23,837
Time, other	127,400	127,221

Total deposits	$387,642	$379,832

Factors contributing to this increase include successful promotional programs run during this period, and a new branch opened during the third quarter of 2003.

Borrowings

Total debt and borrowings increased by $21.4 million or 17.7% to $142.7 million at September 30, 2003 from $121.3 million at December 31, 2002.  The increase in total debt and borrowings was primarily due to the Company entering into agreements to repurchase securities sold totaling $25 million during September 2003. On September 30, 2003, the Company prepaid $40.9 million of fixed rate, high cost Federal Home Loan Bank (FHLB) advances in order to improve our future net interest income.  The FHLB advances were replaced with lower cost borrowings and certificates of deposits.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	September 30, 2003	December 31, 2002
	(In thousands)

Commitments to grant loans	$9,353	$11,114
Unfunded commitments under lines of credit	113,368	98,289
Financial and performance standby letters of credit	5,799	4,923

Investment in Leesport Mortgage LLC

In May 2002, the Company’s subsidiary, Leesport Bank, jointly formed Leesport Mortgage LLC with a real estate sales company.  Leesport Mortgage LLC was formed to provide mortgage brokerage services, including, without limitation, any activity in which a mortgage broker may engage.  It is operated as a permissible “affiliated business arrangement” within the meaning of the Real Estate Settlement Procedures Act of 1974.  Leesport Bank’s initial investment was $15,000.

Capital

Total shareholders’ equity decreased $1.2 million, to $51.7 million at September 30, 2003 from $52.9 million at December 31, 2002.  The decrease is the net result of net income for the period of $3.5 million less dividends paid and declared of $1.6 million, proceeds of $498,000 from the issuance of shares of common stock under the Company’s employee and director stock plans and directors compensation, net decrease in unrealized gain on securities available for sale, net of tax, of $2.5 million, and reduced by the purchase of treasury stock of $1.1 million.

Federal bank regulatory agencies have established certain capital-related criteria that must be met by banks and bank holding companies.  The measurements that incorporate the varying degrees of risk contained in the Banks’ balance sheets and exposure to off-balance sheet commitments were established to provide a framework for comparing different institutions.

As required by federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy.  Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments.  For the Company, Tier 1 capital consists of common shareholders’ equity plus mandatory redeemable capital securities less intangible assets, and Tier II capital includes Tier I capital plus the allowable portion of the allowance for loan losses, currently limited to

1.25% of risk-weighted assets.  By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier I and Tier II capital.

The following table sets forth the Company’s capital amounts and ratios.

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Tier I
Common shareholders’ equity (excluding unrealized gains(losses) on securities)	$52,083	$50,759
Disallowed intangible assets	(13,657)	(11,525)
Mandatory redeemable capital debentures	15,000	15,000
Tier II
Allowable portion of allowance for Loan losses	4,164	4,182
Unrealized gains on available for sale equity securities	127	95

Risk-based capital	$57,717	$58,511

Risk adjusted assets (including off- balance sheet exposures)	$434,549	$400,781

Leverage ratio	9.10%	9.94%
Tier I risk-based capital ratio	12.29%	13.53%
Total risk-based capital ratio	13.28%	14.60%

Regulatory guidelines require that Tier I capital and total risk-based capital to risk-adjusted assets must be at least 4.0% and 8.0%, respectively.

The adequacy of the Company’s capital is reviewed on an ongoing basis with regard to size, composition and quality of the Company’s resources.  An adequate capital base is important for continued growth and expansion in addition to providing an added protection against unexpected losses.

An important indicator in the banking industry is the leverage ratio, defined as the ratio of Tier I capital less intangible assets, to average quarterly assets less intangible assets.  The leverage ratio at September 30, 2003 was 9.10% compared to 9.94% at December 31, 2002.  The decrease in this ratio resulted primarily from a larger increase in the risk adjusted assets compared to a smaller increase in risk-based capital. The mandatory redeemable securities are included for regulatory purposes as Tier I capital with certain limiting restrictions.  At September 30, 2003, the entire amount of these securities was allowable to be included as Tier I capital for the Company.  For both periods, the capital ratios were above minimum regulatory guidelines.

On March 23, 2000 and September 26, 2002, the Company established First Leesport Capital Trust I and Leesport Capital Trust II, respectively, in which the Company owns all of the common equity.  First Leesport Capital I issued $5 million of mandatory redeemable capital securities carrying an interest rate of 10.875%, and Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of 3 month LIBOR plus 3.45%.  These debentures are the sole assets of the Trusts.  These securities must be redeemed in March 2030 and September 2032, respectively, but may be redeemed earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier I capital for the Company. In October 2002, the Company entered into an interest rate swap agreement that effectively converts the $5 million of fixed-rate capital securities to a floating interest rate of nine month LIBOR plus 5.25%.

The Company is not aware of any pending recommendations by regulatory authorities that would have a material impact on the Company’s capital resources, or liquidity if they were implemented, nor is the Company under any agreements with any regulatory authorities.

The following table sets forth the Company’s capital amounts and ratios:

	Actual		Minimum Amount For Capital Adequacy Purposes		Minimum Amount To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts In Thousands)
As of September 30, 2003:
Total capital (to risk-weighted assets):
Leesport Financial Corp.	$57,717	13.28%	$34,764	8.00%	$43,455	10.00%
Leesport Bank	51,631	12.13	34,064	8.00	42,582	10.00
Tier I capital (to risk-weighted assets):
Leesport Financial Corp.	53,426	12.29	17,382	4.00	26,073	6.00
Leesport Bank	47,450	11.14	17,033	4.00	25,549	6.00
Tier I capital (to average assets):
Leesport Financial Corp.	53,426	9.10	23,496	4.00	29,370	5.00
Leesport Bank	47,450	8.15	23,299	4.00	29,123	5.00

As of December 31, 2002:
Total capital (to risk-weighted assets):
Leesport Financial Corp.	$58,511	14.60%	$32,062	8.00%	$40,078	10.00%
Leesport Bank	52,089	13.33	31,270	8.00	39,088	10.00
Tier I capital (to risk-weighted assets):
Leesport Financial Corp.	54,234	13.53	16,031	4.00	24,047	6.00
Leesport Bank	47,886	12.25	15,635	4.00	23,453	6.00
Tier I capital (to average assets):
Leesport Financial Corp.	54,234	9.94	21,819	4.00	27,274	5.00
Leesport Bank	47,886	8.82	21,721	4.00	27,151	5.00

Liquidity and Interest Rate Sensitivity

The banking industry has been required to adapt to an environment in which interest rates may be volatile and in which deposit deregulation has provided customers with the opportunity to invest in liquid, interest rate-sensitive deposits.  The banking industry has adapted to this environment by using a process known as asset/liability management.

Adequate liquidity means the ability to obtain sufficient cash to meet all current and projected needs promptly and at a reasonable cost.  These needs include deposit withdrawal, liability runoff, and increased loan demand.  The principal sources of liquidity are deposit generation, overnight federal funds transactions with other financial institutions, investment securities portfolio maturities and cash flows, and maturing loans and loan payments.  The Bank can also package and sell residential mortgage loans into the secondary market.  Other sources of liquidity are term borrowings from the Federal Home Loan Bank, and the discount window of the Federal Reserve Bank.  In view of all factors involved, the Bank’s management believes that liquidity is being maintained at an adequate level.

At September 30, 2003, the Company had a total of $142.7 million, or 24.2%, of total assets in borrowed funds.  These borrowings included $21.8 million of repurchase agreements with customers, $25.0 million of repurchase agreements for securities, $45.2 million of federal funds purchased, $35.8 million of term borrowings with the Federal Home Loan Bank, and $15.0 million in mandatory redeemable capital securities. The FHLB borrowings have final maturities ranging from December 2003 through February 2009 at interest rates ranging from 1.29% to 4.97%.  At September 30, 2003, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $256.5 million.

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

During October 2002, the Company entered into its first interest rate swap agreement with a notional amount of $5 million. This derivative financial instrument effectively converted fixed interest rate obligations of outstanding mandatory redeemable capital debentures to variable interest rate obligations, decreasing the asset sensitivity of its balance sheet by more closely matching the Company’s variable rate assets with variable rate liabilities. The Company considers the credit risk inherent in the contracts to be negligible.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief financial Officer conclude that the Company’s disclosure controls and procedures are effective as of September 30, 2003.  There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Securities and Exchange Commission rules define “disclosure controls and procedures” as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.                                     Legal Proceedings - None

Item 2.                                     Changes in Securities - None

Item 3.                                     Defaults Upon Senior Securities – None

Item 4.                                     Submission of Matters to Vote of Security Holders - None

Item 5.                                     Other Information - None

Item 6.                                     Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of the Company

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(b)  Reports on Form 8-K –  The Company filed a Current Report on Form 8-K, dated September 8, 2003, (Item 5) to report that its subsidiary, Leesport Bank, completed the sale of its three financial centers.  The Company furnished a Current Report on Form 8-K, dated July 28, 2003, (Item 12) to report net income of $1.2 million for the quarter ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEESPORT FINANCIAL CORP.
(Registrant)

Dated: November 14, 2003	By /s/ Raymond H. Melcher, Jr.
Raymond H. Melcher, Jr.
Chairman, President and Chief
Executive Officer

Dated: November 14, 2003	By /s/ Stephen A. Murray
Stephen A. Murray
Senior Vice President and
Chief Financial Officer