Form 10-K
period 2003-12-31
LEESPORT FINANCIAL CORP
filed 2004-03-19
CIK 775662

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE
FISCAL YEAR ENDED DECEMBER 31, 2003

Commission File Number 0-14555

LEESPORT FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation)	23-2354007 (I.R.S. Employer Identification No.)

1240 Broadcasting Road
Wyomissing, Pennsylvania 19610
(Address of Principal Executive Offices)

(610) 208-0966
Registrant's Telephone Number:

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $5.00 Par Value
(Title of Class)

        The Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of June 30, 2003, the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates computed by reference to the price at which the common stock was last sold was approximately $57.7 million.

        Number of Shares of Common Stock Outstanding at March 8, 2004: 3,406,223.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement prepared in connection with its Annual Meeting of Stockholders to be held on April 27, 2004 are incorporated in Part III hereof.

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

Item 1.    Business

The Company

        Leesport Financial Corp. (the "Company") is a Pennsylvania business corporation headquartered at 1240 Broadcasting Road, Wyomissing, Pennsylvania 19610. The Company was organized as a bank holding company on January 1, 1986. The Company's election with the Board of Governors of the Federal Reserve System to become a financial holding company became effective on February 7, 2002. The Company offers a wide array of financial services through its various subsidiaries. The Company's executive offices are located at 1240 Broadcasting Road, Wyomissing, Pennsylvania 19610.

        At December 31, 2003, the Company had total assets of $622.3 million, total shareholders' equity of $53.4 million, and total deposits of $408.6 million.

The Bank

        The Company's wholly-owned banking subsidiary is Leesport Bank ("Leesport Bank" or the "Bank"), a Pennsylvania chartered commercial bank. During the year ended December 31, 2000, the charters of The First National Bank of Leesport and Merchants Bank of Pennsylvania, both wholly-owned banking subsidiaries of the Company at that time, were merged into a single charter under the name Leesport Bank. The First National Bank of Leesport was incorporated under the laws of the United States of America as a national bank in 1909. Leesport Bank operates in Berks and Schuylkill counties in Pennsylvania.

        At December 31, 2003, the Bank had the equivalent of 159 full-time employees.

        Leesport Bank provides services to its customers through eleven full service financial centers, which operate under Leesport Bank's name in Leesport, Blandon, Bern Township, Wyomissing, Breezy Corner,

Hamburg, Birdsboro, Northeast Reading, Exeter Township and Sinking Spring all of which are in Berks County, Pennsylvania. Leesport Bank also operates a financial center in Schuylkill County, which is located in Schuylkill Haven. The Bank also operates a limited service facility in Wernersville, Berks County, Pennsylvania. All full service facilities provide automated teller machine services. Each financial center, except the Wernersville and Breezy Corner locations, provide drive-in facilities.

        The Bank engages in full service commercial and consumer banking business, including such services as accepting deposits in the form of time, demand and savings accounts. Such time deposits include certificates of deposit, individual retirement accounts and Roth IRA accounts. The Bank's savings accounts include money market accounts, club accounts, NOW accounts and traditional regular savings accounts. In addition to accepting deposits, the Bank makes both secured and unsecured commercial and consumer loans, finances commercial transactions, provides equipment lease and accounts receivable financing, makes construction and mortgage loans, including home equity loans, and rents safe deposit facilities. The Bank also provides small business loans and student loans.

        In early 2001, the Bank formed a strategic alliance with INA Trust Company in order to offer personal trust services to its customers. The alliance enabled the Bank to enter the trust business quickly and without incurring significant start-up expenses. Personal trust services through this alliance are offered by the wealth management division.

Subsidiary Activities

        Effective October 1, 2002, Essick & Barr, Inc., a Berks County based general insurance agency ("Essick & Barr") was converted to a limited liability company, and became a subsidiary of the Company and no longer a subsidiary of the Bank. Effective February 13, 2003, both Leesport Wealth Management, Inc. ("LWM"), an SEC-registered investment advisory business which was acquired in 1999 and Leesport Investment Group, Inc. ("LIG"), which was formed in 1999 to purchase a securities brokerage business, were converted to limited liability companies, and became subsidiaries of the Company and no longer subsidiaries of the Bank. The Bank had two wholly-owned subsidiaries as of December 31, 2003: Leesport Realty Solutions, LLC, which was formed originally during 2000 to provide title insurance and other real estate related services to its customers through limited partnership arrangements with third parties involved in the real estate services industry; and Leesport Mortgage, LLC, a 60% owned subsidiary, which was jointly formed with a real estate company in May of 2002, to provide mortgage brokerage services, including, without limitation, any activity in which a mortgage broker may engage. It is operated as a permissible "affiliated business arrangement" within the meaning of Real Estate Settlement Procedures Act of 1974.

        Both LIG and LWM, which include the acquisition of certain assets of First Affiliated Investment Group, an investment management and brokerage firm, as of September 1, 2002, are headquartered at 1240 Broadcasting Road, Wyomissing, Pennsylvania and collectively had 10 full-time employees at December 31, 2003.

        Essick & Barr, which includes The Boothby Group, a property and casualty and employee benefits insurance agency acquired as of October 1, 2002, offers a full line of personal and commercial property and casualty insurance as well as group insurance for businesses, employee benefit plans, and life insurance. Effective September 30, 2003, Essick & Barr acquired certain assets of CrosStates Insurance Consultants, Inc., a full service insurance agency that specializes in personal property and casualty insurance located in Langhorne, Pennsylvania. Essick & Barr is headquartered in Reading, Pennsylvania with sales offices at 108 South Fifth Street, Reading, Pennsylvania; 460 Norristown Road, Blue Bell, Pennsylvania, 1240 Broadcasting Road, Wyomissing, Pennsylvania; and 2300 E. Lincoln Highway, Lahghorne, Pennsylvania. Essick & Barr had 64 full-time employees at December 31, 2003.

        Leesport Realty Solutions, LLC provides title insurance and other real estate related services to the Company's customers through limited partnership arrangements with unaffiliated third parties involved in the real estate services industry. At December 31, 2003, Leesport Realty Solutions, LLC had entered into four such arrangements as follows: Leesport Search and Settlement Solutions (70% equity interest); New Millennium Abstract (5% equity interest); Spectrum Settlement Agency (4% equity interest); and Benson Settlement Company (35% equity interest). The capital contributions of Leesport Realty Solutions, LLC in connection with the formation of each of the limited partnerships were not material. None of the limited partnership arrangements involves the use of a special purposes entity for financial accounting purposes or any off-balance sheet financing technique, and neither Leesport Realty Solutions, LLC, the Company, nor any other affiliate of the Company has any continuing contractual financial commitment to the limited partnerships beyond the amount of the initial capital contribution.

        The Company also owns First Leesport Capital Trust I (the "Trust"), a Delaware statutory business trust formed on March 9, 2000, in which the Company owns all of the common equity. The Trust has outstanding $5 million of 10 7/8% fixed rate mandatory redeemable capital securities. These securities must be redeemed in March 2030 but may be redeemed earlier in the event that the interest expense becomes non-deductible for federal income tax purpose or if these securities no longer qualify as Tier I capital for the Company. In October, 2002 the Company entered into an interest rate swap agreement that effectively converts the securities to a floating interest rate of six month LIBOR plus 5.25%. In June, 2003 the Company purchased a six month LIBOR cap to create protection against rising interest rates for the interest rate swap.

        On September 26, 2002, the Company established Leesport Capital Trust II, a Delaware statutory business trust, in which the Company owns all of the common equity. Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45%. These securities must be redeemed in September 2032 but may be redeemed earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if these securities no longer qualify as Tier I capital for the Company.

Competition

        The Company faces substantial competition in originating loans, in attracting deposits, and generating fee-based income. This competition comes principally from other banks, savings institutions, credit unions, mortgage banking companies and, with respect to deposits, institutions offering investment alternatives, including money market funds. Competition also comes from other insurance agencies and direct writing insurance companies. Due to the passage of landmark banking legislation in November 1999, competition may increasingly come from insurance companies, large securities firms and other financial services institutions. As a result of consolidation in the banking industry, some of the Company's competitors and their respective affiliates may enjoy advantages such as greater financial resources, a wider geographic presence, a wider array of services, or more favorable pricing alternatives and lower origination and operating costs.

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

Regulation of Leesport Bank

        Leesport Bank is a Pennsylvania chartered commercial bank, and its deposits are insured (up to applicable limits) by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to regulation and examination by the Pennsylvania Department of Banking and by the FDIC. The Community Reinvestment Act requires Leesport Bank to help meet the credit needs of the entire community where Leesport Bank operates, including low and moderate income neighborhoods. Leesport Bank's rating under the Community Reinvestment Act, assigned by the FDIC pursuant to an examination of Leesport Bank, is important in determining whether the Bank may receive approval for, or utilize certain streamlined procedures in, applications to engage in new activities.

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

Regulatory Restrictions on Dividends

        Dividend payments made by Leesport Bank to the Company are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the FDIC. Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, retained earnings). The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends if they are not classified as well capitalized or adequately capitalized.

        Under these policies and subject to the restrictions applicable to the Bank, the Bank had approximately $3.2 million available for payment of dividends to the Company at December 31, 2003, without prior regulatory approval.

FDIC Insurance Assessments

        The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 2003, the Bank was well capitalized for purposes of calculating insurance assessments.

        The Bank Insurance Fund is presently fully funded at more than the minimum amount required by law. Accordingly, the 2003 Bank Insurance Fund assessment rates ranged from zero for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months. The FDIC has indicated from time to time that all banks may again be required to pay deposit insurance premiums in the future if the current trend of the size of the deposit insurance funds relative to all insured deposits continues.

        While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the Financing Corporation bonds. Beginning in 2000, commercial banks and thrifts are subject to the same assessment for Financing Corporation bonds. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the Bank (and all other banks) for the first quarter of 2004 is an annual rate of $.0154 for each $100 of deposits.

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

        On February 7, 2002, the Company's election with the Board of Governors of the Federal Reserve System to become a financial holding company became effective.

        The Sarbanes-Oxley Act of 2002 was enacted to enhance penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures under the federal securities laws. The Sarbanes-Oxley Act generally applies to all companies, including the Company, that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or the Exchange Act. The legislation includes provisions, among other things, governing the services that can be provided by a public company's independent auditors and the procedures for approving such services, requiring the chief executive officer and chief financial officer to certify certain matters relating to the company's periodic filings under the Exchange Act, requiring expedited filings of reports by insiders of their securities transactions and containing other provisions relating to insider conflicts of interest, increasing disclosure requirements relating to critical financial accounting policies and their application, increasing penalties for securities law violations, and creating a new public accounting oversight board, a regulatory body subject to SEC jurisdiction with broad powers to set auditing, quality control and ethics standards for accounting firms. In connection with this legislation, the national securities exchanges and Nasdaq have adopted rules relating to certain matters, including the independence of members of a company's audit committee, as a condition to listing or continued listing. The Company does not believe that the application of these rules to the Company will have a material effect on its business, financial condition or results of operations.

        Essick & Barr, LIG, and LWM are subject to additional regulatory requirements. Essick & Barr is subject to Pennsylvania insurance laws and the regulations of the Pennsylvania Department of Insurance. The securities brokerage activities of LIG are subject to regulation by the SEC and the NASD, and LWM is a registered investment advisor subject to regulation by the SEC.

Item 2.    Properties

        The Company's principal office is located in the administration building at 1240 Broadcasting Road, Wyomissing, Pennsylvania.

        Listed below are the locations of properties owned or leased by the Bank and its subsidiaries. Owned properties are not subject to any mortgage, lien or encumbrance.

Property Location	Leased or Owned
Corporate Office 1240 Broadcasting Road Wyomissing, Pennsylvania	Leased
Leesport Operations Center 1044 MacArthur Road Reading, Pennsylvania	Leased
North Pointe Financial Center 241 South Centre Avenue Leesport, Pennsylvania	Owned
Northeast Reading Financial Center 1210 Rockland Street Reading, Pennsylvania	Owned
Hamburg Financial Center 801 South Fourth Street Hamburg, Pennsylvania	Owned
Bern Township Financial Center 909 West Leesport Road Leesport, Pennsylvania	Owned
Wernersville Financial Center 1 Reading Drive Wernersville, Pennsylvania	Leased
Breezy Corner Financial Center 3401-3 Pricetown Road Fleetwood, Pennsylvania	Leased
Blandon Financial Center 100 Plaza Drive Blandon, Pennsylvania	Leased
Wyomissing Financial Center 1199 Berkshire Boulevard Wyomissing, Pennsylvania	Leased

Schuylkill Haven Financial Center 237 Route 61 South Schuylkill Haven, Pennsylvania	Leased
Birdsboro Financial Center 350 West Main Street Birdsboro, Pennsylvania	Leased
Essick & Barr Insurance 108 South Fifth Street Reading, Pennsylvania	Owned
Exeter Financial Center 4361 Perkiomen Avenue Reading, Pennsylvania	Owned
Sinking Spring Financial Center 4708 Penn Ave Sinking Spring, Pennsylvania	Leased
The Boothby Group 460 Norristown Road Blue Bell, Pennsylvania	Leased
CrosStates Insurance 2300 E. Lincoln Hwy Suite 012 Langhorne, Pennsylvania	Leased

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2003.

Item 4A.    Executive Officers of the Registrant

        Certain information, as of January 31, 2004, including principal occupation during the past five years, relating to each executive officer of the Company is as follows:

Name, Address, and Position Held with the Company	Age	Position Held Since	Principal Occupation for Past 5 Years
RAYMOND H. MELCHER, JR. Wyomissing, Pennsylvania Chairman, President and Chief Executive Officer	52	1998	Chairman, President and Chief Executive Officer of the Company since January 1, 2000; prior thereto, President and Chief Executive Officer of the Company since June 1998; prior thereto, President and Chief Executive Officer of Security National Bank of Pottstown
EDWARD C. BARRETT Wyomissing, Pennsylvania Executive Vice President and Chief Administration Officer	55	2002
			Executive Vice President since October 2003 and Chief Administrative Officer since July 1, 2002; prior thereto, served on the Company's Board of Directors since November 10, 1998 and was an independent technology consultant since January 1, 2001; prior thereto, President of the Technology Services Division of Verso Technologies, Inc.
CHARLES J. HOPKINS Wyomissing, Pennsylvania Senior Vice President of Leesport Financial Corp.	53	1998	President and CEO of Essick & Barr, LLC since 1992
STEPHEN A. MURRAY West Reading, Pennsylvania Senior Vice President and Chief Financial Officer	50	2000
			Senior Vice President and Chief Financial Officer of the Company since May 2001; Vice President and Controller of the Company since May 2000; prior thereto, Senior Funds Management Officer, Fulton Financial Corporation
JENETTE L. ECK Centerport, Pennsylvania Vice President and Corporate Secretary	41	1998	Vice President of the Company since 2001, Secretary of the Company since 1998.

PART II

Item 5.    Market For Common Equity and Related Shareholder Matters.

        As of December 31, 2003, there were 821 record holders of the Company's common stock. The market price of the Company's common stock for each quarter in 2003 and 2002 and the dividends declared on the Company's common stock for each quarter in 2003 and 2002 are set forth below.

Market Price of Common Stock

        The Company's common stock is traded on the Nasdaq National Market under the symbol "FLPB." The following table sets forth, for the fiscal quarters indicated, the high and low bid and asked price per share of the Company's common stock, as reported on the Nasdaq National Market, and has been adjusted for the effect of the 5% stock dividend declared by the Board of Directors on March 19, 2003 with a record date of April 1, 2003 and distributed to shareholders on April 15, 2003:

	Bid		Asked
	High	Low	High	Low
2003
First quarter	$21.00	$19.02	$21.12	$19.16
Second quarter	20.48	18.30	20.60	18.33
Third quarter	21.18	18.40	21.20	18.50
Fourth quarter	24.49	20.05	24.91	20.20
2002
First quarter	$16.29	$13.16	$16.54	$13.33
Second quarter	19.15	15.48	19.39	16.19
Third quarter	18.53	16.76	19.14	16.91
Fourth quarter	18.78	16.70	19.05	16.75

Dividend Information

        Cash dividends on the Company's common stock have historically been payable on the 15th of January, April, July, and October.

	Dividends Declared (Per Share)
	2003	2002
First Quarter	$.160	$.143
Second Quarter	.165	.152
Third Quarter	.165	.152
Fourth Quarter	.165	.152

        The Company derives a significant portion of its income from dividends paid to it by the Bank. For a description of certain regulatory restrictions on the payment of dividends by the Bank to the Company, see "Business—Regulatory Restrictions on Dividends."

Item 6.    Selected Financial Data

        The selected consolidated financial and other data and management's discussion and analysis of financial condition and results of operation set forth below and in Item 7 hereof is derived in part from, and should be read in conjunction with, the consolidated financial statements and notes thereto contained elsewhere herein.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands except per share data)
Selected Financial Data:
Total assets	$622,252	$562,372	$503,509	$393,826	$358,618
Securities available for sale	200,650	157,564	146,957	74,368	72,165
Loans, net of unearned income	357,482	335,184	301,923	282,798	253,194
Allowance for loan losses	4,356	4,182	3,723	3,571	2,954
Deposits	408,582	379,832	331,577	296,363	269,344
Short-term borrowings	103,678	34,119	53,574	15,263	28,175
Long-term debt	34,500	72,200	62,200	43,500	31,000
Mandatory redeemable capital securities	15,000	15,000	5,000	5,000	—
Shareholders' equity	53,377	52,900	45,221	28,346	25,602
Book value per share	15.77	15.54	13.99	14.56	13.18
Selected Operating Data:
Interest income	$29,170	$30,630	$29,626	$27,471	$22,910
Interest expense	12,682	14,113	17,053	16,386	12,363

Net interest income before provision for loan losses	16,488	16,517	12,573	11,085	10,547
Provision for loan losses	965	1,455	1,012	1,082	1,270

Net interest income after provision for loan losses	15,523	15,062	11,561	10,003	9,277
Other income	18,864	10,881	7,834	6,686	4,665
Other expense	27,560	19,038	15,500	14,000	12,080

Income before income taxes	6,827	6,905	3,895	2,689	1,862
Income taxes	1,878	1,985	1,119	563	461

Net income	$4,949	$4,920	$2,776	$2,126	$1,401

Earnings per share—basic	$1.46	$1.50	$1.38	$1.10	$0.72
Earnings per share—diluted	$1.44	$1.49	$1.38	$1.10	$0.72
Cash dividends per share	$0.66	$0.60	$0.57	$0.57	$0.51
Return on average assets	.84%	.95%	0.64%	0.57%	0.43%
Return on average shareholders' equity	9.39%	10.33%	8.67%	7.88%	5.24%
Dividend payout ratio	44.41%	40.38%	41.38%	52.17%	71.05%
Average equity to average assets	8.99%	9.72%	7.37%	7.17%	8.24%

        Earnings and cash dividends per share amounts reflect the 5% stock dividend declared by the Board of Directors on March 19, 2003 with a record date of April 1, 2003 and distributed to shareholders on April 15, 2003.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Company is a financial services company. As of December 31, 2003, Leesport Bank, Essick & Barr, LLC, Leesport Investment Group, LLC and Leesport Wealth Management, LLC were wholly-owned subsidiaries of the Company. As of December 31, 2003, Leesport Realty Solutions, LLC was a wholly-owned, non-bank subsidiary of Leesport Bank and Leesport Mortgage, LLC was a 60% owned non-bank subsidiary of Leesport Bank.

        During 2000, Leesport Realty Solutions, LLC was formed as a subsidiary of Leesport Bank for the purpose of providing title insurance and other real estate related services to its customers through limited partnership arrangements with third parties involved in the real estate services industry.

        In May 2002, the Company's subsidiary, Leesport Bank, jointly formed Leesport Mortgage, LLC with a real estate company. Leesport Mortgage, LLC was formed to provide mortgage brokerage services, including, without limitation, any activity in which a mortgage broker may engage. It is operated as a permissible "affiliated business arrangement" within the meaning of the Real Estate Settlement Procedures Act of 1974. Leesport Bank's initial investment was $15,000.

        On August 30, 2002, the Company completed its purchase of certain assets of First Affiliated Investment Group, an investment management and brokerage firm located in State College, Pennsylvania. In addition to cash payments payable to the shareholder of $175,000, the Company issued 9,460 shares of its common stock at a price of $18.50, resulting in an aggregate purchase price of $350,000 as of the closing date. Contingent payments to the shareholder totaling up to $300,000, payable in stock at the then current market values and/or cash, are based upon achieving certain annual revenue levels over the next three years.

        On October 1, 2002, the Company completed its acquisition of 100% of the outstanding common stock of The Boothby Group, Inc., a full service insurance agency headquartered in Blue Bell, Pennsylvania. In addition to cash payments of $3.6 million, the Company issued 132,448 shares of its common stock at a price of $18.12 resulting in an aggregate purchase price of $6.2 million as of the closing date. Contingent payments payable to the five former shareholders totaling up to $1.6 million, payable in shares of the Company's common stock at the then current market values, are based on The Boothby Group division of Essick & Barr achieving certain annual revenue levels over the next five years.

        On September 30, 2003, the Company completed its purchase of certain assets of CrosStates Insurance Consultants, Inc., a full service insurance agency that specializes in personal property and casualty insurance located in Langhorne, Pennsylvania. The Company made a cash payment of $1.0 million as of the closing date. Contingent payments payable to the former shareholder totaling up to $1.2 million, payable 50% in cash and 50% in shares of the Company's common stock at the then current market values, are based on the CrosStates Insurance division of Essick & Barr achieving certain levels of earnings over the next two years.

Critical Accounting Policies

        Disclosure of the Company's significant accounting policies is included in Note 1 to the consolidated financial statements. Certain of these policies are particularly sensitive requiring significant judgement, estimates and assumptions to be made by management. Additional information is contained in Management's Discussion and Analysis and the Notes to the consolidated financial statements for the most sensitive of these issues. These include, the provision and allowance for loan losses, and revenue recognition for insurance activities, stock based compensation, and derivative financial instruments (see Notes 10 and 16), and purchase accounting, goodwill and intangible assets (Note 2). These discussions, analysis and disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

Results of Operations

        Net income for 2003 was $4.95 million or $1.44 per share diluted compared to $4.92 million or $1.49 per share diluted for 2002 and $2.78 million or $1.38 per share for 2001. These changes are a result of increasing net interest income after provision for loan losses and other income each year, net of increases in other expenses. Detail regarding changes in each of these areas follows.

        Return on average assets was 0.84% for 2003, 0.95% for 2002 and 0.64% for 2001. Return on average shareholders' equity was 9.39% for 2003, 10.33% for 2002 and 8.67% for 2001.

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

        Net interest income for 2003 was $16.5 million, equal to the $16.5 million in 2002, which was a 30.8% increase over the $12.6 million in 2001. Average earning assets increased by $48 million or 10.1% from 2002 to 2003, and are net of approximately $54 million of earning assets included in the sale of three financial centers in Schuylkill and Luzerne counties in September 2003. The net interest margin was 3.22% in 2003 and 3.53% in 2002. Net interest margin decreased during 2003 primarily because of the decline in loan and investment portfolio yields. Prepayments of higher yielding assets in both categories and the accelerated premium amortization of $1.5 million for the year 2003 as compared to $0.8 million for the year 2002 from our mortgage backed securities portfolio accounted for the decrease in the yield on earning assets from 6.47% in 2002 to 5.61% in 2003. This decline in yield on earning assets was only partially offset by the decline in the yield on interest bearings liabilities which were 3.40% in 2002 compared to 2.75% in 2003. The approximate yield on time deposits was 3.90% and 4.68% for 2003 and 2002, respectively. Yields on interest bearing demand deposits decreased from 1.63% in 2002 to 1.20% in 2003. The decrease in yield on time deposits and interest bearing demand deposits from 2002 to 2003 was attributable to the maturity of higher yielding instruments being replaced by lower yielding current rate instruments and the lower rate environment which existed through most of 2003 as compared to 2002. Also effecting the yield on time deposits are $22.1 million and $20.4 million as of December 31, 2003 and 2002, respectively, of an IRA CD product initiated in the mid 1980's that have an 8.0% interest rate floor. In this low rate environment, the Company is actively pursuing derivative product(s) and asset investments to reduce or offset the high cost of these funds. Yields on long-term debt decreased from 4.97% in 2002 to 4.51% in 2003. This was primarily the result of refinancing $40.9 million of Federal Home Loan Bank advances in September 2003 that were replaced with lower cost borrowings and certificates of deposits. The primary growth in earning assets for 2003 was in average securities and average loans. Average securities increased by 16.4% in 2003 and 59.6% in 2002. Average loans outstanding increased by 7.8% in 2003 and 11.1% in 2002. The loan increases are primarily due to market share expansion. The investment securities increases are the result of utilizing deposit and borrowings funds that exceeded the increase in loan balances.

        Average interest-bearing deposits increased by 7.4% in 2003 and 9.1% in 2002 while average borrowings increased by 22.2% in 2003 and by 48.6% in 2002. The deposit increases are primarily due to market share expansion and are net of the $59.5 million of deposits included in the sale of three financial centers in September 2003.

        The 48.6% increase in average borrowings for 2002, from $68.7 million for 2001 to $102.1 million, is primarily a result of the Company changing to an overnight fed funds purchase position to take advantage of the low overnight rate environment and to help reduce the overall cost of funds.

        At year-end 2003, actual balances for federal funds purchased and long term debt were $62.1 million and $34.5 million, respectively compared to $9.2 million and $72.2 million at year-end 2002, respectively.

Other Income

        Details of non-interest income follow:

	2003 versus 2002				2002 versus 2001
	2003	Increase/ Decrease	%	2002	Increase/ Decrease	%	2001
	(Dollars in thousands)
Customer service fees	$1,539	$264	20.7	$1,275	$217	20.5	$1,058
Mortgage banking activities, net	2,435	889	57.5	1,546	297	23.8	1,249
Commissions and fees from insurance sales	9,200	3,478	60.8	5,722	1,808	46.2	3,914
Broker and investment advisory commissions and fees	696	(48)	(6.5)	744	18	2.5	726
Gain on sale of loans	269	(352)	(56.7)	621	555	840.9	66
Gain on the sale of financial centers	3,073	3,073	100.0	—	—	—	—
Other income	1,368	451	49.2	917	145	18.8	772
Net realized gains on sale of securities	284	228	407.1	56	7	14.3	49

Total	$18,864	$7,983	73.4	$10,881	$3,047	38.9	$7,834

        The Company's primary source of other income for 2003 was commissions and other revenue generated through sales of insurance products through its insurance subsidiary, Essick & Barr, which included fourth quarter revenues from the CrosStates acquisition of $0.3 million, a full year of revenues from The Boothby Group and increased revenues from the existing Essick & Barr Division. Revenues from insurance operations totaled $9.2 million in 2003 compared to $5.7 million in 2002 and $1.8 million in 2001. Revenues generated from the Company's investment subsidiaries, LIG and LWM, decreased to $696,000 in 2003 from $744,000 in 2002 due to market weakness and a change in the management team which created a temporary downturn in business as accountholder coverage was restructured.

        In September 2003, the Company concluded the sale of three financial centers located in northern Schuylkill and Luzerne Counties. This sale reflects the strategic plan to build on the existing Berks County and growing southeastern Pennsylvania market areas and expand the business relationships developed with the acquisitions of The Boothby Group and CrosStates Insurance.

        The Company also relies on several other sources for its other income, including sales of newly originated mortgage loans and service charges on deposit accounts. The income recognized from mortgage banking activities was $2.4 million in 2003, $1.5 million in 2002 and $1.2 million in 2001. The addition of new, variable compensation mortgage originators and increased refinancing activities due to falling interest rates contributed to these increases. Also included in income from loan sales was a net gain of $47,000 for 2003 and a net gain of $461,000 in 2002 from the sale of $4.9 and $28.0 million, respectively of fixed rate portfolio residential mortgage loans. The increases in income from customer service fees reflect an expanded customer base, new services, and the annual review of the fee pricing structure and levels.

Other Expenses

        Details of non-interest expense follow:

	2003 versus 2002				2002 versus 2001
	2003	Increase/ Decrease	%	2002	Increase/ Decrease	%	2001
	(Dollars in thousands)
Salaries and employee benefits	$13,560	$3,365	33.0	$10,195	$2,189	27.3	$8,006
Occupancy expense	2,023	398	24.5	1,625	338	26.3	1,287
Equipment expense	1,520	331	27.8	1,189	227	23.6	962
Marketing and advertising expense	1,223	221	22.1	1,002	211	26.7	791
Amortization of identifiable intangible assets	309	237	329.2	72	72	100.0	—
Professional services	1,140	153	15.5	987	309	45.6	678
Outside processing services	2,163	737	51.7	1,426	196	15.9	1,230
Insurance expense	375	71	23.4	304	76	33.3	228
FHLB advance prepayment expense	2,482	2,482	100.0	—	—	—	—
Other expense	2,765	527	23.5	2,238	(80)	(3.5)	2,318

Total	$27,560	$8,522	44.8	$19,038	$3,538	22.8	$15,500

        The largest component of non-interest expenses is salaries and employee benefits. Full-time equivalent (FTE) employees for the Company are 230, 227 and 193 for the years ended December 31, 2003, 2002 and 2001, respectively. From December 31, 2003 to 2002, this represents a 1.3% increase in full-time equivalent employees, a result of acquisitions, the continued growth of the Company and is net of 12 FTE's included in the sale of three financial centers in September 2003. Salaries and benefits expense totaled $13.6 million in 2003, $10.2 million in 2002 and $8.0 million in 2001 and are a result of acquisitions, new financial centers, continued growth of the company, higher benefits costs consistant with industry trends.

        Salary and benefit costs associated with the insurance and investment subsidiaries totaled approximately $5.4 million in 2003, $3.7 million in 2002 and $2.9 million in 2001. These increases in salary and benefits expenses resulted from annual merit increases and promotions, additional personnel costs associated with the acquisition of CrosStates Insurance, full years of The Boothby Group and First Affiliated Investment Group and continuing growth of the Company, and increases in employee health insurance costs consistent with national trends.

        Total occupancy expense increased in 2003 primarily because of the addition of the CrosStates Insurance facility, two new financial centers, a new operations center and a full year of the The Boothby Group facility, these are net of the facility costs associated with the sale of three financial centers in September 2003. The occupancy increase in 2002 was primarily the result of acquisitions and the addition of a new financial center, while 2001 included the addition of the Company's executive and administrative office building, the relocation of two existing financial centers and the addition and renovation of two financial centers. The equipment expense increase in 2003 was primarily due to the additional depreciation and software maintenance expense related to CrosStates Insurance, two new financial centers and the operations center and a full year of expenses from The Boothby Group. Equipment expense for 2002 included improvements to our processing and data line technology, while 2001 included new check imaging software and equipment.

        The increase in marketing and advertising expenses reflects the Company's continuing efforts to increase awareness of its various product offerings and the costs associated with its new financial center openings.

        Total amortization of identifiable intangible assets increased in 2003 as compared to 2002 primarily because 2003 included a full year of amortization compared to a partial year of amortization for The Boothby Group and First Affiliated Investments. Also included in the total amortization for 2003 is the estimated amortization from the September 30, 2003 acquisition of CrosStates Insurance. Detail is provided in Note 2 of the consolidated financial statements.

        Professional service expenses incurred primarily represent consulting services from financial, legal and employee benefits companies, director fees and corporate sponsorships/donations. These increases in 2003 and 2002 reflect the Company's continuing commitment to improving the efficiency of the Company's operations and enhancing our contribution as a good corporate citizen.

        Total outside processing services increased in 2003 primarily because of conversion costs related to the Company's change to Metavante as its core banking processor, the full year of outside processing services for The Boothby Group and First Affiliated Investments and the partial year of services for CrosStates Insurance.

        Insurance expense increased in 2003 primarily due to the new financial centers, new operations center, additional full time employees and higher 2003 coverage costs consistent with national trends.

        The FHLB advance prepayment fee was a result of prepaying $40.9 million of high rate FHLB advances as of September 30, 2003. These high cost advances were replaced with lower cost borrowings and certificates of deposits to reduce long-term borrowing costs and increase future net interest income levels.

Income Taxes

        The effective income tax rate for the Company for the years ended December 31, 2003, 2002 and 2001 was 27.5%, 28.8% and 28.7% respectively. The effective tax rate for 2003 was lower than 2002 primarily because of an increase in non-taxable interest income and the opposite was true for 2002 and 2001.

Financial Condition

        The Company's total assets increased to $622.3 million at December 31, 2003, representing a growth rate of 10.7% from $562.4 million at December 31, 2002.

Cash and Securities Portfolio

        Cash and balances due from banks decreased to $15.2 million at December 31, 2003 from $16.5 million at December 31, 2002.

        The securities portfolio increased 27.4% to $200.7 million at December 31, 2003, from $157.6 million at December 31, 2002 primarily due to deposit balances increasing more than loan balances, as well as increased short-term borrowings to take advantage of the low rate environment. Securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity. To accomplish these ends, most of the purchases in the portfolio during 2003 and 2002 were of mortgage backed securities issued by US Government agencies. State and political subdivision securities were also purchased in 2003 to increase the yield of the portfolio. Currently, all of the Company's securities are carried as available for sale.

        At December 31, 2003, the securities balance included a net unrealized gain on available for sale securities of $429,000 versus a net unrealized gain of $3.2 million at December 31, 2002. The paydown of higher yielding securities during 2003 and the increase in interest rates in the fourth quarter of 2003 was primarily responsible for the reduction in the fair market value of the securities.

Loans

        Loans increased to $357.4 million at December 31, 2003 from $335.2 million at December 31, 2002, an increase of $22.2 million or 6.6% and is net of loans totaling $24 million included in the sale of three financial centers in September 2003. Management has targeted the loan portfolio as a key to the Company's continuing growth. Specifically, the Company has shifted its lending focus to higher yielding commercial loans made to small and medium sized businesses in its market area. A significant increase in the volume of commercial loans during 2003 and 2002 underscores that focus as the commercial portfolio increased to $202.6 million at December 31, 2003, from $189.4 million at December 31, 2002, an increase of $13.2 million or 7.0%.

        Loans secured by residential real estate decreased to $97.8 million at December 31, 2003, from $106.2 million as of December 31, 2002, a decrease of $8.4 million or 7.9%, due to the declining interest rate environment which caused an increase in loan principal prepayments for these loans and from the sale of $4.9 million of low yielding portfolio mortgage loans.

        Home equity lending products increased to $45.8 million at December 31, 2003, from $26.6 million as of December 31, 2002, an increase of $19.2 million or 72.6%. This increase is primarily due to the decline in interest rates and the shift of consumer borrowing from mortgage loans to home equity lending products.

        The loans held for sale category is composed of $1.3 million of mortgage loans committed for sale on the secondary market as of December 31, 2003 versus $21.0 million as of December 31, 2002.

        The sales of residential real estate loans in the secondary market reflect the Company's strategy of de-emphasizing the retention of long-term, fixed rate loans in the portfolio, generating fees, improving interest-rate risk and funding growth in higher yielding assets.

Premises and Equipment

        Premises and equipment, net of accumulated depreciation and amortization, increased during 2003 to $12.9 million from $11.3 million at the end of 2002. Depreciation expense and amortization of leasehold improvements for the years ended December 31, 2003 and 2002 was $1.1 million and $905,000, respectively.

        Major changes to this category in 2003 included the costs related to the construction of new financial centers in Exeter Township and Sinking Spring, Berks County, Pennsylvania totaling $2.7 million; expenditures for furniture and equipment which includes the new financial centers, the new operations center and updated data processing equipment totaling $1.4 million; and leasehold improvements associated with the new operations center totaling $656,000. These increases were offset by reductions from the October 2003 sale of the old operations center that had a carrying value of $495,000 and the sale of three financial centers in September 2003 that had a carrying value totaling $1.2 million.

Goodwill and Intangible Assets

        Goodwill increased to $9.2 million from $8.3 million for the years ended December 31, 2003 and 2002, respectively. The Company had identifiable net increase of $1.2 million in identifiable intangible assets during the year 2003. These increases in goodwill and intangible assets are the result of the Company's September 30, 2003 purchase of certain assets of CrosStates Insurance Consultants, Inc.

Bank Owned Life Insurance

        Bank owned life insurance increased $4.2 million to $10.8 million at September 30, 2003 from $6.6 million at December 31, 2002. During the third quarter 2003, the Company purchased additional bank owned life insurance on certain key employees to fund a Supplemental Executive Retirement Plan (SERP) program.

Other Assets

        Other assets, which include accrued interest receivable, increased to $13.6 million at December 31, 2003 from $7.0 million at December 31, 2002. A significant component of the increase in other assets is a $5.0 million investment in an affordable housing, corporate tax credit limited partnership.

Deposits and Borrowings

        Total deposits increased by $28.8 million or 7.6%, growing to $408.6 million at December 31, 2003 from $379.8 million at December 31, 2002 and are net of $59.5 million included in the sale of three financial centers in September 2003.

        Non-interest bearing deposits increased to $67.7 million at December 31, 2003, from $60.0 million at December 31, 2002, an increase of $7.7 million or 12.8%. Management continues to promote growth in these types of deposits, which include a free checking product, as a method to help reduce the overall cost of the Company's funds. Interest bearing deposits increased by $21.1 million or 6.6%, growing from $319.8 million at December 31, 2002 to $340.9 million at December 31, 2003. The increase is primarily the result of deposits from two new financial centers and a certificate of deposit promotion to fund some of the Federal Home Loan Bank advance prepayment in September 2003.

        Borrowed funds from various sources are generally used to supplement deposit growth. Short-term borrowings, which were composed of federal funds purchased from the Federal Home Loan Bank and other correspondent banks and securities sold under agreements to repurchase, were $103.7 million at December 31, 2003, and $34.1 million at December 31, 2002. This increase is a result of borrowings to partially replace $40.9 million of high cost Federal Home Loan Bank advances prepaid in September 2003 and to take advantage of the low rate overnight borrowings market to increase net interest income. Long-term debt, which consisted of advances from the Federal Home Loan Bank totaled $34.5 million and $72.2 million at December 31, 2003 and 2002, respectively.

        Mandatory redeemable capital debentures were $15 million as of December 31, 2003 and 2002.

Shareholders' Equity

        The Company's common stock, surplus, retained earnings and accumulated other comprehensive income for the years ended December 31, 2003 and 2002 increased by $0.5 million and $7.7 million, respectively, to $53.4 million and $52.9 million. The increase for 2003 is primarily the result of net income of $4.9 million and offset by cash dividends of $2.2 million, which included the effect of the 5% stock dividend declared by the Bord of Directors on March 19, 2003 with a record date of April 1, 2003 and distributed to shareholders on April 15, 2003, and the purchase of treasury stock of $1.1 million. The increase for 2002 is primarily the result of net income of $4.9 million and from common stock issued for the acquisitions of the Boothby Group and First Affiliated Investment Group.

        Total shareholders' equity includes accumulated other comprehensive income, which includes an adjustment for the fair value of the Company's securities portfolio. This amount attempts to identify the impact to equity in the unlikely event that the Company's entire securities portfolio would be liquidated under current economic conditions. The amounts and types of securities held by the Company at the end of 2003, combined with current interest rates, resulted in a decrease in equity, net of taxes, of $1.9 million. This compares with an increase to equity, net of taxes, of $1.9 million at the end of 2002.

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

        Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by other interest rate swaps. In June, 2003 the Company purchased a six month LIBOR cap to create protection against rising interest rates for the above mentioned $5 million interest rate swap. The initial premium related to this interest rate cap was $102,000, which is amortized over the life of the interest rate cap. At December 31, 2003, the carrying and market values were approximately $94,000.

        At December 31, 2003, the Company was in a negative one-year cumulative gap position compared to the positive one-year cumulative gap position at December 31, 2002. During the second half of 2003, the Company experienced a decrease in principal payments in loans and mortgage backed securities because of the shift to a flat or slightly rising interest rate environment. In September 2003, the Company prepaid $40.9 million of high rate FHLB advances and partially funded this with considerably less expensive overnight borrowings. These two factors moved the Company from a positive to a negative one-year cumulative gap position. The Company will be using investment security cashflows and fixed rate deposits during 2004 to reduce the overnight borrowings and move towards a neutral gap position.

Interest Sensitivity Gap at December 31, 2003

	0-3 months	3 to 12 months	1-3 years	Over 3 years
	(Dollars in thousands)
Interest bearing deposits	$11	$—	$—	$—
Fed funds sold	1,100	—	—	—
Securities(1),(2)	10,627	22,738	54,069	112,787
Mortgage loans held for sale	1,280	—	—	—
Loans(2)	146,322	50,908	72,304	87,948

Total rate sensitive assets	159,340	73,646	126,373	200,735
Interest bearing deposits(3)	100,512	5,335	14,432	52,951
Time deposits	23,543	56,982	56,924	30,192
Federal funds purchased	62,090	—	—	—
Short-term borrowed funds	16,588	5,000	20,000	—
Long-term borrowed funds	—	5,500	16,000	13,000
Mandatory redeemable capital Debentures	—	15,000	—	—

Total rate sensitive liabilities	202,733	87,817	107,356	96,143

Interest rate swap	(5,000)	—	—	—

Interest sensitivity gap	$(48,393)	$(14,171)	$19,017	$104,592

Cumulative gap	(48,393)	(62,564)	(43,547)	61,045
Cumulative gap to total assets	(7.8)%	(10.1)%	(7.0)%	9.8%

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

        The Company also measures its sensitivity to interest rate movements through simulations of the effects of rate changes upon its net interest income. Interest rate movements of up 100, 200 and 300 basis points and down 25, 50 and 75 basis points, adjusted because of the current low rate environment, were applied to the Company's interest earning assets and interest bearing liabilities as of December 31, 2003. The results of these simulations on net interest income for 2003 are as follows:

Simulated % Change in 2003 Net Interest Income
Assumed Changes in Interest Rates	% Change
-075	0%
-050	-1%
-025	0%
0	0%
+100	-1%
+200	-1%
+300	-2%

        Economic value of shareholders' equity as a result of interest rate changes is presented in the following hypothetical table. This analysis estimates the projected change in the value of equity as of December 31, 2003 as a result of hypothetical interest rate movements. The results of the simulations in the up 100, 200 and 300 basis points categories reflect the balance sheet and interest rate environment changes during the last half of 2003 as discussed above. The Company's plan to reduce its negative one-year cumulative gap position is expected to bring the economic value of shareholders' equity inside policy limits.

Simulated % Change in Economic Value of Shareholders' Equity
Assumed Changes in Basis Points	% Change
-075	6%
-050	5%
-025	2%
0	0%
+100	-13%
+200	-27%
+300	-39%

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

        An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders' equity less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at December 31, 2003 was 9.32% compared to 9.94% at December 31, 2002. This decrease is primarily the result of an increase in disallowed goodwill and other intangible assets and the increase in average total assets. For 2003 and 2002, the ratios were above minimum regulatory guidelines.

        As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy. Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments. For the Company, Tier I capital consists of common shareholders' equity less intangible assets plus the mandatory redeemable capital debentures, and Tier II capital includes the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets. By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier I capital. In addition, federal banking regulating authorities have considered excluding trust preferred securities, such as the Company's mandatory redeemable capital debentures from Tier I capital, whether or not any such proposed will be adopted, and, if so, the terms of an such proposed cannot be determined at this time.

        The following table sets forth the Company's capital ratios.

	At December 31,
	2003	2002
	(Dollars in thousands)
Tier I
Common shareholders' equity (excluding unrealized gains (losses) on securities)	$53,104	$50,759
Disallowed intangible assets	(13,597)	(11,525)
Mandatory redeemable capital debentures	15,000	15,000
Tier II
Allowable portion of allowance for loan losses	4,356	4,182
Unrealized gains available for sale equity securities	223	95

Risk-based capital	$59,086	$58,511

Risk adjusted assets (including off-balance sheet exposures)	$472,838	$400,781

Leverage ratio	9.32%	9.94%
Tier I risk-based capital ratio	11.53%	13.53%
Total risk-based capital ratio	12.50%	14.60%

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

        At December 31, 2003, the Company maintained $15.2 million in cash and cash equivalents primarily consisting of cash and due from banks. In addition, the Company had $200.7 million in securities available for sale. The combined total of $215.9 million represented 34.7% of total assets at December 31, 2003 compared to 31.0% at December 31, 2002.

        The Company considers its primary source of liquidity to be its core deposit base, which includes non-interest-bearing and interest-bearing demand deposits, savings, and time deposits under $100,000. This funding source has grown steadily over the years and consists of deposits from customers throughout the financial center network. The Company will continue to promote the growth of deposits through its financial center offices. At December 31, 2003, approximately 60.6% of the Company's assets were funded by core deposits acquired within its market area. An additional 8.6% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

Off-Balance Sheet Arrangements

        The Company's financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments, at December 31, 2003 totaled $131.3 million. This consisted of $18.2 million in commercial real estate and construction loans, $49.3 million in home equity lines of credit, $54.7 million in unused business lines of credit and $9.2 million in standby letters of credit and the remainder in other unused commitments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Any amounts actually drawn upon, management believes, can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Contractual Obligations

        The following table represents the Company's aggregate on and off balance sheet contractual obligations to make future payments.

	December 31, 2003
	Less than 1 year	1-3 Years	4-5 Years	Over 5 years	Total
	(In thousands)
Time deposits	$80,525	$56,924	$30,017	$175	$167,641
Long-term debt	5,500	16,000	8,000	5,000	34,500
Redeemable capital debentures	—	—	—	15,000	15,000
Operating leases	1,174	2,348	1,735	5,946	11,203
Unconditional purchase obligations	454	787	883	1,145	3,269

Total	$87,653	$76,059	$40,635	$27,266	$231,613

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

Analysis of Changes in Interest Income(1)(2)(3)

	2003/2002 Increase (Decrease) Due to Change in			2002/2001 Increase (Decrease) Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-bearing deposits in other banks and federal funds sold	$(34)	$(9)	$(43)	$(279)	$(57)	$(336)
Securities (taxable)	1,076	(2,002)	(926)	3,476	(1,913)	1,563
Securities (tax-exempt)	256	(129)	127	201	(78)	123
Loans	1,806	(2,367)	(561)	2,606	(3,007)	(401)

Total Interest Income	3,104	(4,507)	(1,403)	6,004	(5,055)	949

Short-term borrowed funds	381	(155)	226	249	(371)	(122)
Long-term borrowed funds	330	(761)	(431)	1,652	(791)	861
Interest-bearing demand deposits	155	(535)	(380)	935	(1,811)	(876)
Savings deposits	6	(190)	(184)	127	(327)	(200)
Time deposits	623	(1,285)	(662)	(593)	(2,010)	(2,603)

Total Interest Expense	1,495	(2,926)	(1,431)	2,370	(5,310)	(2,940)

Increase (Decrease) in Net Interest Income	$1,609	$(1,581)	$28	$3,634	$255	$3,889

(1)
Loan fees have been included in the change in interest income totals presented. Non-accrual loans have been included in average loan balances.

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

	Year Ended December 31,
	2003			2002			2001
	Interest			Interest			Interest
	Average Balances	Income/ Expense	% Rate	Average Balances	Income/ Expense	% Rate	Average Balances	Income/ Expense	% Rate
	(In thousands except percentage data)
Interest Earning Assets:
Interest bearing deposits in other banks and federal funds sold	$1,396	$16	1.22	$3,318	$59	1.78	$11,313	$395	3.49
Securities (taxable)	155,777	5,878	3.77	134,511	6,804	5.06	80,873	5,241	6.48
Securities (tax-exempt)(1)	19,334	1,308	6.76	15,886	1,181	7.45	13,348	1,058	7.92
Loans(1)(2)	352,438	22,494	6.38	326,814	23,055	7.05	294,137	23,456	7.97

Total interest earning assets	528,945	29,696	5.61	$480,529	31,099	6.47	399,671	30,150	7.54
Interest Bearing Liabilities:
Interest bearing demand deposits	122,573	1,465	1.20	$113,086	1,845	1.63	$84,157	2,721	3.23
Savings deposits	49,639	380	0.77	49,122	564	1.15	42,107	764	1.81
Time deposits	164,360	6,409	3.90	151,056	7,071	4.68	160,918	9,674	6.01

Total interest bearing deposits	336,572	8,254	2.45	313,264	9,480	3.03	287,182	13,159	4.58
Short-term borrowings	44,068	626	1.42	22,540	400	1.77	15,265	522	3.42
Long-term debt	65,670	2,960	4.51	72,021	3,579	4.97	48,472	2,821	5.82
Mandatory redeemable capital debenture	15,000	842	5.61	7,548	654	8.66	5,000	551	11.02

Total interest bearing liabilities	461,310	12,682	2.75	415,373	14,113	3.40	355,919	17,053	4.79

Noninterest bearing deposits	$64,763			$53,693			$39,055
Net interest margin		$17,014	3.22%		$16,986	3.53%		$13,097	3.28%

(1)
Rates on loans and investment securities are reported on a tax-equivalent basis of 34%.

(2)
Non-accrual loans have been included in average loan balances.

Risk Elements

        Non-performing loans, consisting of loans on non-accrual status, loans past due 90 days or more and still accruing interest, and renegotiated troubled debt increased to $1.5 million at December 31, 2003, up from $1.4 million at December 31, 2002. Generally, loans that are more than 90 days past due are placed on non-accrual status. As a percentage of total loans, non-performing loans represented .42% at December 31, 2003 and 2002. The allowance for loan losses represents 287.7% of non-performing loans at December 31, 2003, compared to 297.4% at December 31, 2002.

        The Company continues to emphasize credit quality and believes that pre-funding analysis and diligent intervention at the first signs of delinquency will help to maintain these levels.

        The following table is a summary of non-performing loans and renegotiated loans for the years presented.

	Non-performing Loans As of December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Non-accrual loans:
Real estate	$129	$258	$215	$682	$797
Consumer	18	—	5	—	—
Commercial	674	971	531	419	1,192

Total	821	1,229	751	1,101	1,989
Loans past due 90 days or more and still accruing interest:
Real estate	46	—	—	265	363
Consumer	16	11	8	89	86
Commercial	—	53	56	116	226

Total loans past due 90 days or More	62	64	64	470	675
Troubled debt restructurings:
Real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial	631	112	116	994	1,084

Total troubled debt restructurings	631	112	116	994	1,084

Total non-performing loans	$1,514	$1,405	$931	$2,565	$3,748

        At December 31, 2003, there was $823,000 of commercial loans for which payments are current, but where the borrowers were experiencing significant financial difficulties, that were not classified as non-accrual.

        The following summary shows the impact on interest income of non-accrual and restructured loans for the year ended December 31, 2003 (in thousands):

Amount of interest income on loans that would have been recorded under original terms	$36
Interest income reported during the period	$—

Provision and Allowance for Loan Losses

        The provision for loan losses for 2003 was $965,000 compared to $1.5 million in 2002 and $1.0 million in 2001. The Company performs a review of the credit quality of its loan portfolio on a monthly basis to determine the adequacy of the allowance for possible loan losses. The Company experienced growth in the loan portfolio of 6.7% in 2003 and 11.0% in 2002. The allowance for loan losses at December 31, 2003 was $4.4 million, or 1.22% of outstanding loans, compared to $4.2 million or 1.25% of outstanding loans at December 31, 2002. The reduction in the provision for loan losses for 2003 over 2002 and the allowance as a percent of outstanding loans as of December 31, 2003 compared to 2002 is primarily a result of the timing between the provision established and the subsequent charge off of the loans in 2002 and 2003. Much of the 2003 charged off balance was included in the 2002 provision.

        The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio. Additions to the allowance are charged through the provision for loan losses. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, value of any collateral, risk characteristics in the loan portfolio, and local and national economic conditions. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Based upon the results of such reviews, management believes that the allowance for loan losses at December 31, 2003 was adequate to absorb credit losses inherent in the portfolio as of that date.

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

Allocation of Allowance for Loan Losses
(In thousands except percentage data)

	As of December 31,
	2003		2002		2001		2000		1999
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial	$3,391	47.5%	$3,095	53.4%	$2,467	53.7%	$2,225	51.5%	$2,000	42.3%
Residential Real Estate	277	49.4	374	42.7	648	42.5	648	31.2	196	47.4
Consumer	598	3.1	500	3.9	459	3.8	621	17.3	414	10.3

Total
Allocated	4,266	100.0	3,969	100.0	3,574	100.0	3,494	100.0	2,610	100.0
Unallocated	90	—	213	—	149	—	77	—	344	—

TOTAL	$4,356	100.0%	$4,182	100.0%	$3,723	100.0%	$3,571	100.0%	$2,954	100.0%

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

Analysis of the Allowance for Loan Losses
(In thousands except ratios)

	Year Ended December 31,
	2003	2002	2001	2000	1999
Balance, Beginning of Year	$4,182	$3,723	$3,571	$2,954	$2,129
Charge-offs:
Commercial	771	799	761	194	164
Residential Real Estate	49	57	85	245	136
Consumer	133	211	134	116	268

Total	953	1,067	980	555	568
Recoveries:
Commercial	59	41	42	6	80
Residential Real Estate	9	10	22	43	6
Consumer	94	20	56	41	37

Total	162	71	120	90	123

Net Charge-Offs	791	996	860	465	445

Provision Charged to Operations	965	1,455	1,012	1,082	1,270

Balance, End of Year	$4,356	$4,182	$3,723	$3,571	$2,954

Average Loans	$347,795	$326,814	$294,136	$276,470	$227,241
Ratio of Net Charge-Offs to Average Loans	.23%	.30%	.29%	.17%	.20%
Ratio of Allowance to Loans, End of Year	1.22%	1.25%	1.23%	1.25%	1.17%

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

        The Bank's commercial lenders have approval authority up to designated individual limits, along with joint lending authority up to $750,000. Loans in excess of $750,000 are presented to the Bank's Credit Committee, comprised of the President, Chief Lending Officer, Credit Manager, Loan Review Officer (non-voting), and selected commercial lenders. The Credit Committee can approve loans up to $1,500,000 and recommend loans to the Executive Loan Committee for approval up to $4,956,000 (which represents 65% of the Bank's legal lending limit of $7,627,000). The Executive Loan Committee is composed of the President, Chief Administrative Officer, Chief Lending Officer, Loan Review Officer (non-voting member) and selected Board members. Loans up to the Bank's legal lending limit are submitted to the Board for approval. The Bank has established an "in-house" lending limit of 80% of its legal lending limit, and at this time has no loan relationships in excess of its in-house limit.

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

Loan Portfolio

        The following table sets forth the Company's loan distribution at the periods presented:

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Commercial, Financial, and Agricultural	$181,070	$179,144	$162,227	$141,425	$110,826
Real Estate Construction	21,498	10,245	4,344	4,152	374
Residential Real Estate	143,629	132,714	123,976	112,855	120,094
Consumer	11,285	13,081	11,376	24,366	21,900

Total	$357,482	$335,184	$301,923	$282,798	$253,194

Loan Maturities

        The following table shows the maturity of commercial, financial and agricultural loans outstanding at December 31, 2003:

	Maturities of Outstanding Loans
	Within One Year	After One But Within Five Years	After Five Years	Total
	(In thousands)
Commercial, Financial and Agricultural	$2,093	$21,789	$157,188	$181,070

Maturity of Certificates of Deposit of $100,000 or More

        The following table sets forth the amounts of the Bank's certificates of deposit of $100,000 or more by maturity date.

December 31, 2003
(In Thousands)
Three Months or Less	$3,079
Over Three Through Six Months	2,706
Over Six Through Twelve Months	12,013
Over Twelve Months	25,404

TOTAL	$43,202

Securities Portfolio Maturities and Yields

        The following table sets forth information about the maturities and weighted average yield on the Company's securities portfolio. Floating rate, immediately repriceable items are included in the first column, and yields are not reported on a tax equivalent basis.

Amortized Cost at December 31, 2003
	Due in 1 Year or Less		After 1 Year to 5 Years	After 5 Years to 10 Years		After 10 Years		Total
(In thousands except percentage data)
Obligations of U.S. Government Agencies and Corporations	$	— —%	$4,524 3.11%	$	— —%	$	— —%	$4,524 3.11%
State and Municipal Obligations		$125 5.35%	$1,650 4.99%		$9,440 3.63%		$15,370 5.16%	$26,585 4.61%
Other Securities and Equity Securities		$7,085 6.10%	$7,804 6.84%		$798 5.31%		$3,459 7.45%	$19,146 6.57%
Mortgage Backed Securities								$136,309 4.26%

Securities Portfolio

        The following table sets forth the amortized cost of the Company's investment securities at its last three fiscal year ends:

	As of December 31,
	2003	2002	2001
	(In thousands)
Obligations of U.S. Treasuries	$—	$—	$14,046
Obligations of U.S. Government Agencies and Corporations	4,524	5,641	5,264
State and Municipal Obligations	26,585	18,842	17,053
Mortgage Backed Securities	136,309	103,778	90,079
Other Securities and Equity Securities	32,803	26,060	20,123

Total	$200,221	$154,321	$146,565

        For purposes of financial reporting, all securities are classified as available for sale and are reflected at estimated fair value.

Average Deposits and Average Rates by Major Classification

        The following table sets forth the average balances of the Bank's deposits and the average rates paid for the years presented.

	Year Ended December 31,
	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non-interest bearing demand	$64,763	—	$53,693	—	$39,055	—
Interest bearing demand	122,573	1.20%	113,086	1.63%	84,157	3.23%
Savings deposits	49,639	0.77%	49,122	1.15%	42,107	1.81%
Time deposits	164,360	3.90%	151,056	4.68%	160,918	6.01%

Total	$401,335		$366,957		$326,237

Other Borrowed Funds

        Other borrowings at December 31, 2003 consisted of overnight borrowings from the FHLB under a repurchase agreement, overnight borrowings from other correspondent financial institutions, and repurchase agreements with customers and other financial institutions. The borrowings are collateralized by certain qualifying assets of the Bank.

        Federal funds purchased by the Bank were $62.1 million and $9.2 million at December 31, 2003 and 2002, respectively. The federal funds purchased typically mature in one day.

        Information concerning the short-term borrowings is summarized as follows:

	December 31.
	2003	2002	2001
	(In thousands except percentage data)
Federal funds purchased:
Average balance during the year	$18,876	$4,453	$1,806
Rate	1.26%	1.95%	2.16%
Securities sold under agreements to repurchase:
Average balance during the year	25,192	$18,087	$13,459
Rate	1.54%	1.73%	3.59%
Maximum month end balance of short-term borrowings during the year	$83,678	$37,693	$53,574

Dividends and Shareholders' Equity

        The Company declared cash dividends in 2003 of $0.66 per share, and $0.63 per share in 2002.

	Year ended December 31,
	2003	2002	2001
Return on average assets	0.84%	0.95%	0.64%
Return on average equity	9.39%	10.33%	8.67%
Dividend payout ratio	44.41%	40.38%	41.38%
Average equity to average assets	8.99%	9.72%	7.37%

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        The discussion concerning the effects of interest rate changes on the Company's estimated net interest income for the year ended December 31, 2003 set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity" in Item 7 hereof, is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Leesport Financial Corp.
Wyomissing, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Leesport Financial Corp., and its wholly-owned subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leesport Financial Corp. and its wholly-owned subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Notes 1 and 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002, which changed its method of accounting for goodwill and other intangible assets.

/s/ BEARD MILLER COMPANY LLP
Reading, Pennsylvania January 23, 2004

LEESPORT FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(Amounts in thousands, except share data)

	December 31,
	2003	2002
ASSETS
Cash and due from banks	$15,227	$15,918
Interest-bearing deposits in banks	11	572

Total cash and cash equivalents	15,238	16,490
Federal funds sold	1,100	—
Mortgage loans held for sale	1,280	20,977
Securities available for sale	200,650	157,564
Loans, net of allowance for loan losses 2003—$4,356; 2002—$4,182	353,126	331,002
Premises and equipment, net	12,907	11,298
Identifiable intangible assets	4,369	3,207
Goodwill	9,200	8,261
Bank owned life insurance	10,789	6,615
Other assets	13,593	6,958

Total assets	$622,252	$562,372

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	$67,711	$60,015
Interest bearing	340,871	319,817

Total deposits	408,582	379,832
Securities sold under agreements to repurchase	41,588	24,933
Federal funds purchased	62,090	9,186
Long-term debt	34,500	72,200
Mandatory redeemable capital debentures	15,000	15,000
Other liabilities	7,115	8,321

Total liabilities	568,875	509,472

Shareholders' equity
Common stock, par value $5 per share; authorized 20,000,000 shares; issued: 3,439,310 shares in 2003, 3,241,606 shares in 2002	17,197	16,208
Surplus	18,426	15,573
Retained earnings	18,535	18,978
Accumulated other comprehensive income	273	2,141
Treasury stock; 55,487 shares in 2003, at cost	(1,054)	—

Total shareholders' equity	53,377	52,900

Total liabilities and shareholders' equity	$622,252	$562,372

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2003, 2002 and 2001

(Amounts in thousands, except per share data)

	Years Ended December 31
	2003	2002	2001
Interest income:
Interest and fees on loans	$22,406	$22,971	$23,280
Interest on securities:
Taxable	5,719	6,737	5,015
Tax-exempt	848	637	675
Dividend income	181	226	262
Interest on federal funds sold	9	36	323
Other interest income	7	23	71

Total interest income	29,170	30,630	29,626

Interest expense:
Interest on deposits	8,254	9,480	13,159
Interest on short-term borrowings	238	87	39
Interest on securities sold under agreements to repurchase	388	313	483
Interest on long-term debt	2,960	3,579	2,821
Interest on mandatory redeemable capital debentures	842	654	551

Total interest expense	12,682	14,113	17,053

Net interest income	16,488	16,517	12,573
Provision for loan losses	965	1,455	1,012

Net interest income after provision for loan losses	15,523	15,062	11,561

Other income:
Customer service fees	1,539	1,275	1,058
Mortgage banking activities, net	2,435	1,546	1,249
Commissions and fees from insurance sales	9,200	5,722	3,914
Broker and investment advisory commissions and fees	696	744	726
Gain on sale of loans	269	621	66
Gain on sale of financial centers	3,073	—	—
Other income	1,368	917	772
Net realized gains on sales of securities	284	56	49

Total other income	18,864	10,881	7,834

Other expense:
Salaries and employee benefits	13,560	10,195	8,006
Occupancy expense	2,023	1,625	1,287
Equipment expense	1,520	1,189	962
Marketing and advertising expense	1,223	1,002	791
Amortization of identifiable intangible assets	309	72	—
Professional services	1,140	987	678
Outside processing services	2,163	1,426	1,230
Insurance expense	375	304	228
FHLB advance prepayment expense	2,482	—	—
Other expense	2,765	2,238	2,318

Total other expense	27,560	19,038	15,500

Income before income taxes	6,827	6,905	3,895
Income taxes	1,878	1,985	1,119

Net income	$4,949	$4,920	$2,776

Basic earnings per share	$1.46	$1.50	$1.38

Diluted earnings per share	$1.44	$1.49	$1.38

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years ended December 31, 2003, 2002 and 2001

(Amounts in thousands, except share data)

	Common Stock
					Accumulated Comprehensive Other Income (Loss)
	Number of Shares Issued	Par Value	Surplus	Retained Earnings		Treasury Stock	Total
Balance, December 31, 2000	1,858,919	$9,295	$4,996	$14,586	$(469)	$(62)	$28,346
Comprehensive income:
Net income	—	—	—	2,776	—	—	2,776
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment	—	—	—	—	728	—	728

Total comprehensive income							3,504

Reissuance of treasury stock in connection with director and employee stock purchase plans	—	—	7	—	—	62	69
Common stock issued	1,220,419	6,102	8,507	—	—	—	14,609
Cash dividends declared ($0.57 per share)	—	—	—	(1,307)	—	—	(1,307)

Balance, December 31, 2001	3,079,338	15,397	13,510	16,055	259	—	45,221
Comprehensive income:
Net income	—	—	—	4,920	—	—	4,920
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment	—	—	—	—	1,882	—	1,882

Total comprehensive income							6,802

Common stock issued in connection with acquisitions	141,908	709	1,866	—	—	—	2,575
Common stock issued in connection with directors' compensation	6,066	30	63	—	—	—	93
Common stock issued in connection with director and employee stock purchase plans	14,294	72	134	—	—	—	206
Cash dividends declared ($0.60 per share)	—	—	—	(1,997)	—	—	(1,997)

Balance, December 31, 2002	3,241,606	16,208	15,573	18,978	2,141	—	52,900
Comprehensive income:
Net income	—	—	—	4,949	—	—	4,949
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment	—	—	—	—	(1,868)	—	(1,868)

Total comprehensive income							3,081

Purchase of treasury stock	—	—	—	—	—	(1,054)	(1,054)
Common stock issued in connection with directors' compensation	8,445	42	122	—	—	—	164
Common stock issued in connection with director and employee stock purchase plans	27,310	137	348	—	—	—	485
Common stock dividend (5%)	161,949	810	2,383	(3,200)	—	—	(7)
Cash dividends declared ($0.66 per share)	—	—	—	(2,192)	—	—	(2,192)

Balance, December 31, 2003	3,439,310	$17,197	$18,426	$18,535	$273	$(1,054)	$53,377

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2003, 2002 and 2001

(Amounts in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash Flows From Operating Activities
Net income	$4,949	$4,920	$2,776
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	965	1,455	1,012
Provision for depreciation	1,134	905	571
Provision for decline in value of real estate	191	—	—
Provision for amortization	458	72	311
Deferred income taxes	(55)	115	109
Directors' stock compensation	164	93	—
Net amortization of securities premiums and discounts	1,549	789	118
Net realized (gain) loss on sale of foreclosed real estate	(36)	(15)	54
Net gain on sales of securities available for sale	(284)	(56)	(49)
Proceeds from sale of loans held for sale	124,514	75,193	32,363
Net gain on loans held for sale	(2,433)	(1,937)	(1,138)
Loans held for sale	(102,384)	(82,024)	(41,369)
Realized (gain) loss on sale of premises and equipment	4	(22)	38
Earnings on investment in life insurance	(396)	(330)	(374)
Gain on the sale of financial centers	(3,073)	—	—
(Increase) decrease in accrued interest receivable and other assets	(2,526)	(1,612)	251
Increase (decrease) in accrued interest payable and other liabilities	(4,809)	1,336	583

Net Cash Provided by (Used in) Operating Activities	17,932	(1,118)	(4,744)

Cash Flows From Investing Activities
Activity in available for sale securities:
Purchases	(181,359)	(92,020)	(118,251)
Maturities, calls and principal repayments	79,817	68,998	17,999
Proceeds from sales	55,047	15,228	29,421
Net cash used in acquisitions	(1,045)	(3,556)	—
Purchase of limited partnership investment	(1,675)	—	—
Net increase in federal funds sold	(1,100)	—	—
Net increase in loans receivable	(47,638)	(34,445)	(20,354)
Net increase in Federal Home Loan Bank stock	(671)	(695)	(723)
Purchase of life insurance policies	(3,778)	—	—
Proceeds from sale of foreclosed real estate	367	230	455
Purchase of premises and equipment	(5,577)	(2,603)	(2,651)
Proceeds from sales of premises and equipment	1,735	46	819

Net Cash Used in Investing Activities	(105,877)	(48,817)	(93,285)

See Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2003	2002	2001
Cash Flows From Financing Activities
Net increase in deposits	88,265	48,255	35,214
Net increase (decrease) in federal funds purchased	52,904	(23,314)	31,900
Net increase securities sold under agreements to repurchase	16,655	3,859	6,411
Repayment of long-term debt	(51,700)	(12,000)	(1,500)
Proceeds from long-term debt	14,000	22,000	20,200
Issuance of mandatory redeemable capital debentures	—	10,000	—
Deferred financing fees on redeemable capital debentures	—	(300)	—
(Purchase) reissuance of treasury stock	(1,054)	—	69
Issuance of common stock	—	—	14,609
Proceeds from the exercise of stock options	485	206	—
Net cash disbursed with the sale of financial centers	(30,702)	—	—
Cash dividends paid	(2,160)	(1,997)	(1,307)

Net Cash Provided by Financing Activities	86,693	46,709	105,596

Increase (decrease) in cash and cash equivalents	(1,252)	(3,226)	7,567
Cash and cash equivalents:
January 1	16,490	19,716	12,149

December 31	$15,238	$16,490	$19,716

Cash payments for:
Interest	$13,099	$14,422	$16,627

Income taxes	$1,755	$1,775	$1,095

Supplemental Schedule of Non-cash Investing and Financing Activities
Other real estate acquired in settlement of loans	$519	$282	$369

See Notes to Consolidated Financial Statements.

1.     Significant Accounting Policies

Principles of consolidation:

        The consolidated financial statements include the accounts of Leesport Financial Corp. (the "Company"), a bank holding company, which has elected to be treated as a financial holding company, and its wholly-owned subsidiaries, Leesport Bank (the "Bank"), Essick & Barr, LLC ("Essick & Barr"), First Leesport Capital Trust I, Leesport Capital Trust II, Leesport Investment Group, LLC ("LIG") and Leesport Wealth Management, LLC ("LWM"). As of December 31, 2003, the Bank's wholly-owned subsidiaries were Leesport Realty Solutions, LLC and Leesport Mortgage Holdings, LLC. All significant intercompany accounts and transactions have been eliminated.

Nature of operations:

        The Bank provides full banking services. Essick & Barr provides risk management services and personal and commercial insurance coverage through several insurance companies. LIG and LWM provide investment advisory and brokerage services. Leesport Realty Solutions, LLC provides title insurance and other real estate related services to the Company's customers through limited partnership arrangements with unaffiliated third parties involved in the real estate services industry. Leesport Mortgage Holdings, LLC provides mortgage brokerage services through its limited partnership agreements with unaffiliated third parties involved in the real estate services industry. First Leesport Capital Trust I and Leesport Capital Trust II are trusts formed for the purpose of issuing the mandatory redeemable debentures on behalf of the Company. The Company and the Bank are subject to the regulations of various federal and state agencies and undergo periodic examinations by various regulatory authorities.

Estimates:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Significant group concentrations of credit risk:

        Most of the Company's activities are with customers located within Berks and Schuylkill Counties and southeastern Pennsylvania market areas. Note 4 discusses the types of securities that the Company invests in. Note 5 discusses the types of lending that the Company engages in. Although the Company has a diversified loan portfolio, its debtors' ability to honor contracts is influenced by the region's economy.

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

Securities available for sale:

        Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. Unrealized gains and losses are reported in other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using a method which approximates the interest method over the terms of the securities.

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

        The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Allowance for loan losses:

        The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

        The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

        The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value for that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

        A loan is considered impaired when, based on current information and events, it is probable that Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

        Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential mortgage loans for impairment disclosures.

Loans held for sale:

        Mortgage loans originated and intended for sale in the secondary market at the time of origination are carried at the lower of cost or estimated fair value on an aggregate basis. All sales are made without recourse. At December 31, 2003 and 2002, there were $1.3 million and $21.0 million, respectively, of residential mortgage loans held for sale.

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

Premises and equipment:

        Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is calculated principally on the straight-line method over the respective assets estimated useful lives as follows:

Years
Buildings and leasehold improvements	10-40
Furniture and equipment	3-10

Transfer of financial assets:

        Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Bank-owned life insurance:

        The Bank invests in bank owned life insurance ("BOLI") as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies in the amount of $10.8 million and $6.6 million at December 31, 2003 and 2002, respectively. Income from the increase in cash surrender value of the policies is included in other income on the income statement.

Stock-based compensation:

        At December 31, 2003, the Company had two stock-based compensation plans, which are described more fully in Note 12. The Company accounts for these stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" to stock-based compensation.

	Years ended December 31,
	2003	2002	2001
	(In thousands)
Net income, as reported	$4,949	$4,920	$2,776
Deduct total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(159)	(167)	(154)

Pro forma net income	$4,790	$4,753	$2,622

Basic earnings per share:
As reported	$1.46	$1.50	$1.38
Pro forma	$1.41	$1.45	$1.31
Diluted earnings per share:
As reported	$1.44	$1.49	$1.38
Pro forma	$1.40	$1.44	$1.31

        The fair value of options granted during 2003, 2002 and 2001 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.35% to 4.90%; volatility factors of the expected market price of the Company's common stock of 21.14% to 21.26%; expected life of the options of 7.0 years and a cash dividend yield of 3.25% to 4.0%.

        The weighted-average fair value of options granted during the years 2003, 2002 and 2001 were $3.36, $3.07 and $2.84, respectively.

Loan servicing:

        Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount.

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

Derivative financial instruments:

        The Company maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Company's goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. The Company views this strategy as a prudent management of interest rate sensitivity, such that earnings are not exposed to undue risk presented by changes in interest rates.

        By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company, and, therefore, creates a repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owns the counterparty and, therefore, it has no repayment risk. The Company minimizes the credit (or repayment) risk in the derivative instruments by entering into transactions with high quality counterparties.

        Market risk is the adverse effect that a change in interest rates, currency, or implied volatility rates has on the value of a financial instrument. The Company manages the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. The Company periodically measures this risk by using value-at-risk methodology.

        During 2002, the Company entered into an interest rate swap to convert its fixed rate long-term debt to floating rate debt. Both the interest rate swap and the related debt are recorded on the balance sheet at fair value through adjustments to interest expense. For the years ended December 31, 2003 and 2002 the ineffective portion of the fair value hedge was minimal.

        During 2003, the Company also entered into an interest rate cap agreement to limit its exposure to the variable rate interest achieved through the interest rate swap. The interest rate cap was not designated as a cash flow hedge and thus, it is carried on the balance sheet in other assets at fair value through adjustments to interest expense.

        Derivatives use for the Company consists of an interest rate cap and an interest rate swap entered into in 2003 and 2002, respectively to in effect convert fixed rate capital debentures into variable rate. The Company has designated its interest rate swap as a fair value hedge as defined in SFAS No. 133. Because the critical term of the interest rate swap match the terms of the trust preferred securities, the swap qualifies for "short-cut method" accounting treatment under SFAS No. 133.

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

        The number of common shares outstanding as of December 31, 2003 and all references to the weighted-average number of common shares outstanding and per share amounts reflect the 5% stock dividend declared by the Board of Directors on March 19, 2003 with a record date of April 1, 2003 and distributed to shareholders on April 15, 2003. The 5% stock dividend resulted in 161,949 shares and cash paid of $7,000 on 343.2 fractional shares.

        The Company's calculation of earnings per share for the years ended December 31, 2003, 2002, and 2001 is as follows:

	Income (numerator)	Weighted average shares (denominator)	Per share amount
	(In thousands except per share data)
2003
Basic earnings per share:
Net income available to common shareholders	$4,949	3,387	$1.46
Effect of dilutive stock options	—	40	(.02)

Diluted earnings per share:
Net income available to common shareholders plus assumed conversion	$4,949	3,427	$1.44

2002
Basic earnings per share:
Net income available to common shareholders	$4,920	3,288	$1.50
Effect of dilutive stock options	—	16	(.01)

Diluted earnings per share:
Net income available to common shareholders plus assumed conversion	$4,920	3,304	$1.49

2001
Basic earnings per share:
Net income available to common shareholders	$2,776	2,007	$1.38
Effect of dilutive stock options	—	2	—

Diluted earnings per share:
Net income available to common shareholders plus assumed conversion	$2,776	2,009	$1.38

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

        The components of other comprehensive income (loss) and related tax effects were as follows:

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Unrealized holding gains (losses) on available for sale securities	$(2,530)	$2,908	$1,152
Less reclassification adjustment for gains realized in income	(284)	(56)	(49)

Net unrealized gains (losses)	(2,814)	2,852	1,103
Tax effect	946	(970)	(375)

Net of tax amount	$(1,868)	$1,882	$728

Segment reporting:

        The Bank acts as an independent community financial services provider, and offers traditional banking and related financial services to individual, business and government customers. Through its branch and automated teller machine networks, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services. Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail and mortgage banking operations of the Bank. As such, discrete financial information is not available and segment reporting would not be meaningful. See Note 18 for a discussion of insurance operations and investment advisory and brokerage operations.

Recently issued accounting standards:

        In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. Under FIN 45, the Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit, as discussed in Note 16. Adoption of FIN 45 did not have a significant impact on the Company's financial condition or results of operations.

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 was revised in December 2003. This Interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The Interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after December 31, 2003. The consolidation requirements apply to companies that have interests in special-purpose entities for periods ending after December 15, 2003. Consolidation of other types of VIEs is required in financial statements for the period ending after March 15, 2004.

        The Company has evaluated the impact of FIN 46 on First Leesport Capital Trust I and Leesport Capital Trust II, variable interest entities, currently consolidated by the Company. Management has determined that the provisions of FIN 46 will require de-consolidation of the subsidiary trusts, which issued mandatory redeemable preferred capital securities to third-party investors. Upon adoption of FIN 46 as of March 31, 2004, the trusts will be de-consolidated and the junior subordinated debentures of the Company will be reported in the Consolidated Balance Sheets as "Long-term debt," rather than the mandatory redeemable capital debentures line item that represents the preferred shares in the trust. The Company's equity interest in the trusts, which is not significant, will be reported in "Other assets." For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. Additional information on the trusts is summarized in Note 10. The adoption of this interpretation did not have and is not expected to have a significant impact on the Company's results of operations or liquidity.

        In April 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities." This Statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This Statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective dates. Adoption of this standard did not have an impact on the Company's financial condition or results of operations.

        In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003. Adoption of this standard did not have an impact on the Company's financial condition or results of operations.

2.     Acquisitions and Divesture

        On September 30, 2003, the Company acquired certain assets of CrosStates Insurance Consultants, Inc. ("CrosStates"), a full service insurance agency that specializes in personal and casualty insurance headquartered in Langhorne, Pennsylvania. CrosStates has become a division of the Company's Essick & Barr, LLC insurance agency. As a result of this acquisition, Essick & Barr, LLC expanded its retail and commercial insurance presence in southeastern Pennsylvania counties. The results of CrosStates' operations have been included in the consolidated financial statements since October 1, 2003.

        The Company paid cash of $1.0 million for CrosStates on September 30, 2003 and recorded a liability of $1.4 million, payable to the shareholder of CrosStates in cash and stock at the then current market value. This liability is included in other liabilities. After the first and second years following the acquisition, $1.0 million and $0.4 million, respectively, will be paid to the former shareholder of CrosStates. Also, there are contingent payments totaling up to $1.2 million, payable to the former shareholder in cash and stock at the then current market value based on CrosStates achieving certain annual revenue levels over the next two years.

        The initial allocation of the purchase price to specific assets and liabilities is based upon an internal appraisal of the CrosStates long-lived assets. The allocation is still preliminary at this time. The Company expects to finalize the appraisal of the long-lived assets and the determination of the fair value of all other CrosStates assets during 2004. As of September 30, 2003, the Company recorded as part of this transaction an estimate of $1.5 million and $939,000 for identifiable intangible assets and goodwill, respectively. The CrosStates goodwill is expected to be deductible for income tax purposes

        The components of the purchase price and preliminary allocation are as follows (in thousands):

Purchase price:
Cash		$1,000
Payable to shareholder, net of imputed interest ($72)		1,328
Acquisition costs		100

Total consideration and acquisition costs		$2,428

Preliminary allocation of purchase price:
Current assets		$5
Property and equipment		13
Identifiable intangible assets:
Purchased customer accounts (20 year useful life)	1,259
Employment contracts (6 year useful life)	165
Trade name (5 year useful life)	47

		1,471
Goodwill		939

Total preliminary allocation of purchase price		$2,428

        On October 1, 2002, the Company acquired 100% of the outstanding shares of common stock of The Boothby Group, Inc. ("Boothby") headquartered in Blue Bell, Montgomery County, Pennsylvania. Boothby is a full service insurance agency that provides a broad range of insurance products and services. Boothby has become a division of Essick & Barr, LLC. As a result of this acquisition, Essick & Barr expanded its retail and commercial insurance presence into Montgomery County. In addition to cash payments of $3.6 million, the Company has issued 132,448 shares of its common stock at a price of $18.12 resulting in an aggregate purchase price of $6.2 million. Contingent payments payable to the five former shareholders of Boothby totaling up to $1.6 million, payable in shares of the Company's common stock at the then current market values, are based on The Boothby Group division of Essick & Barr achieving certain annual revenue levels over the next five years. The results of Boothby's operations have been included in the consolidated financial statements since October 1, 2002.

        The allocation of the purchase price to specific assets and liabilities is based in part upon an outside appraisal of Boothby's long-lived assets. None of the Boothby related goodwill is expected to be deductible for income tax purposes.

        The components of the purchase price and allocation are as follows (in thousands):

Purchase price:
Cash		$3,600
Stock issued (132,448 shares at $18.12)		2,400
Acquisition costs		162

Total consideration and acquisition costs		$6,162

Allocation of purchase price:
Current assets		$857
Property and equipment		145
Other assets		116
Identifiable intangible assets:
Purchased customer accounts (20 year useful life)	2,036
Employment contracts (7 year useful life)	867
Trade name (5 year useful life)	149

		3,052
Goodwill		3,830
Deferred tax liabilities		(1,020)
Liabilities assumed		(818)

Total allocation of purchase price		$6,162

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

	Pro Forma Year Ended December 31, 2002	Pro Forma Year Ended December 31, 2001
	(In thousands except per share data)
Revenues	$29,881	$23,577
Net Income	4,588	2,888
Earnings per share (basic)	1.35	1.34
Earnings per share (diluted)	1.34	1.34

        On August 30, 2002, the Company completed its purchase of certain assets of First Affiliated Investment Group ("First Affiliated"), an investment management and brokerage firm located in State College, Pennsylvania. In addition to cash payments of $175,000, the Company issued 9,460 shares of its common stock at a price of $18.50, resulting in an aggregate purchase price of $350,000. Contingent payments to the former shareholder of First Affiliated totaling up to $300,000, payable in stock at the then current market values and/or cash, are based upon achieving certain annual revenue levels over the next three years. The results of First Affiliated's operations have been included in the consolidated financial statements since September 1, 2002.

        During the first quarter of 2002, the Company completed the transitional impairment test of goodwill. In all instances, the estimated fair values of the reporting segments exceeded their book values; and therefore, no write-down of goodwill was required as of January 1, 2002.

        As a result of the adoption of SFAS No. 142, the Company ceased amortization of goodwill associated with previous acquisitions effective January 1, 2002. As prescribed by SFAS No. 142, the following is a reconciliation of reported net income and earnings per share and net income and earnings per share adjusted to exclude the impact of amortization of goodwill for the years ended December 31, 2003, 2002 and 2001:

	December 31,
	2003	2002	2001
	(In thousands except per share amounts)
Net income, as reported	$4,949	$4,920	$2,776
Add back: goodwill amortization, net of tax	—	—	258

Adjusted net income	$4,949	$4,920	$3,034

Earnings per share:
As reported basic	$1.46	$1.50	$1.38
As adjusted basic	1.46	1.50	1.51
As reported diluted	1.44	1.49	1.38
As adjusted diluted	1.44	1.49	1.51

        In accordance with the provisions of SFAS No. 142, the Company continues to amortize other intangible assets over the estimated remaining life of each respective asset. Amortizable intangible assets were composed of the following:

	December 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortizable intangible assets:
Purchase of client accounts	$3,295	$150	$2,036	$24
Employment contracts	1,075	176	910	32
Assets under management	184	16	184	10
Tradename	196	39	149	6

Total	$4,750	$381	$3,279	$72

Aggregate Amortization Expense:
For the year ended December 31, 2003	309
For the year ended December 31, 2002	72
Estimated Amortization Expense:
For the year ended December 31, 2004	366
For the year ended December 31, 2005	366
For the year ended December 31, 2006	362
For the year ended December 31, 2007	347
For the year ended December 31, 2008	332

        The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

	Insurance Services Segment	Investment Services Segment	Total
	(In thousands)
Balance as of January 1, 2002	$3,786	$523	$4,309
Goodwill acquired during the year 2002	3,830	122	3,952

Balance as of December 31, 2002	7,616	645	8,261
Goodwill acquired during the year 2003	939	—	939

Balance as of December 31, 2003	$8,555	$645	$9,200

On September 5, 2003, the Company finalized an agreement with The Legacy Bank, Harrisburg, Pennsylvania, to sell its three most northern financial centers—Shenandoah, located in northern Schuylkill County, and Drums and Hazleton, located in Luzerne County. Included in the results for 2003 is the gain of $3,073,000 on the sale to The Legacy Bank of these financial centers. Included in the sale were approximately $59.5 million in deposits and related accrued interest and loans of approximately $24 million and other assets of approximately $1.0 million.

3.     Restrictions on Cash and Due from Banks

        The Federal Reserve Bank requires the Bank to maintain average reserve balances. For the years 2003 and 2002, the average of these daily reserve balances approximated $2.8 million and $1.4 million, respectively.

4.     Securities Available For Sale

        The amortized cost of securities and their approximate fair values at December 31, 2003 and 2002 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2003:
Obligations of U.S. Government agencies and corporations	$4,524	$5	$(29)	$4,500
Mortgage-backed securities	136,309	392	(1,658)	135,043
State and municipal obligations	26,585	834	(143)	27,276
Other securities and equity securities	19,147	701	(169)	19,679
Equity securities	13,656	524	(28)	14,152

	$200,221	$2,456	$(2,027)	$200,650

December 31, 2002:
Obligations of U.S. Government agencies and corporations	$5,641	$14	$—	$5,655
Mortgage-backed securities	103,778	2,531	(99)	106,210
State and municipal obligations	18,842	531	(59)	19,314
Other securities and equity securities	19,042	430	(317)	19,155
Equity securities	7,018	212	—	7,230

	$154,321	$3,718	$(475)	$157,564

        Equity securities include restricted stock in the Federal Home Loan Bank (FHLB) of $5.5 million and $4.9 million at December 31, 2003 and 2002, respectively. The FHLB requires the Company to maintain a certain amount of FHLB stock based according to a predetermined formula. The stock is carried at cost.

        The following table shows the gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Obligations of U.S. Government agencies and corporations	$2,196	$29	$—	$—	$2,196	$29
Mortgage-backed securities	104,645	1,658	—	—	104,645	1,658
State and municipal obligations	7,033	143	—	—	7,033	143
Other securities and equity securities	3,780	150	491	19	4,271	169
Equity securities	4,921	28	—	—	4,921	28

Total	$122,575	$2,008	$491	$19	$123,066	$2,027

        In management's opinion, the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. There were 55 securities in the less than twelve months category and 1 security in the twelve months or more category. The Company has the ability to hold these securities until maturity or market price recovery. Management believes that the unrealized losses represent temporary impairments of the securities.

        The amortized cost and fair value of securities as of December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain securities may be called or prepaid without penalty.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$1,376	$1,388
Due after one year through five years	9,235	9,422
Due after five years through ten years	9,824	9,977
Due after ten years	29,821	30,668
Mortgage-backed securities	136,309	135,043
Equity securities	13,656	14,152

	$200,221	$200,650

        Securities with a carrying amount of $111.0 million and $50.1 million at December 31, 2003 and 2002, respectively, were pledged to secure securities sold under agreements to repurchase, public deposits and for other purposes as required or permitted by law.

        The following gross gains and losses were realized on sales of securities available for sale in 2003, 2002 and 2001:

Year	Gains	Losses	Net
2003	$662	$(378)	$284
2002	134	(78)	56
2001	94	(45)	49

5.     Loans

        The components of loans were as follows:

	December 31,
	2003	2002
	(In thousands)
Residential real estate	$97,796	$106,153
Commercial	101,208	91,030
Commercial, secured by real estate	101,360	98,360
Consumer, net of unearned income	11,285	13,081
Home equity lines of credit	45,833	26,560

Loans	357,482	335,184
Allowance for loan losses	(4,356)	(4,182)

Loans, net of allowance for loan losses	$353,126	$331,002

        Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Balance, beginning	$4,182	$3,723	$3,571
Provision for loan losses	965	1,455	1,012
Loans charged off	(953)	(1,067)	(980)
Recoveries	162	71	120

Balance, ending	$4,356	$4,182	$3,723

        The recorded investment in impaired loans not requiring an allowance for loan losses was $3.2 million at December 31, 2003 and $1.2 million at December 31, 2002. The recorded investment in impaired loans requiring an allowance for loan losses was $1.9 million and $2.0 million at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, the related allowance for loan losses associated with those loans was $0.8 million and $1.1 million, respectively. For the years ended December 31, 2003, 2002 and 2001, the average recorded investment in these impaired loans was $5.8 million, $3.20 million and $3.24 million, respectively; and the interest income recognized on impaired loans was $287,000 for 2003, $226,000 for 2002 and $257,000 for 2001.

        Loans on which the accrual of interest has been discontinued amounted to $821,000 and $1,229,000 at December 31, 2003 and 2002 respectively. Loan balances past due 90 days or more and still accruing interest but which management expects will eventually be paid in full, amounted to $62,000 and $64,000 at December 31, 2003 and 2002.

6.     Loan Servicing

        Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of these loans as of December 31, 2003 and 2002 was $41.1 million and $53.5 million, respectively.

        The balance of capitalized servicing rights included in other assets at December 31, 2003 and 2002, was $403,000 and $561,000, respectively. The fair value of these rights was $403,000 and $561,000, respectively. The fair value of servicing rights was determined using discount rates of 9.0 percent and 10.0 percent for 2003 and 2002, respectively.

        The following summarizes mortgage servicing rights capitalized and amortized:

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Mortgage servicing rights capitalized	$126	$325	$187

Mortgage servicing rights amortized	$284	$135	$44

7.     Premises and Equipment

        Components of premises and equipment were as follows:

	December 31,
	2003	2002
	(In thousands)
Land and land improvements	$2,094	$1,445
Buildings	5,982	6,099
Leasehold improvements	2,028	1,907
Furniture and equipment	5,574	4,072

	15,678	13,523
Less accumulated depreciation	2,771	2,225

Premises and equipment, net	$12,907	$11,298

        Certain facilities and equipment are leased under various operating leases. Rental expense for these leases was $1,100,000, $901,000 and $624,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum rental commitments under noncancellable leases as of December 31, 2003 were as follows (in thousands):

2004	$1,174
2005	1,190
2006	1,158
2007	864
2008	871
Thereafter	5,946

$11,203

8.     Deposits

        The components of deposits were as follows:

	December 31,
	2003	2002
	(In thousands)
Demand, non-interest bearing	$67,711	$60,015
Demand, interest bearing	118,395	118,392
Savings	54,835	50,367
Time, $100,000 and over	43,202	23,837
Time, other	124,439	127,221

Total deposits	$408,582	$379,832

        At December 31, 2003, the scheduled maturities of time deposits were as follows (in thousands):

2004	$80,525
2005	27,566
2006	29,358
2007	23,944
2008	6,073
Thereafter	175

$167,641

9.     Borrowings and Other Obligations

        At December 31, 2003 and 2002, the Bank had purchased federal funds from the Federal Home Loan Bank totaling $62.1 million and $9.2 million, respectively. During September 2003, the Bank entered into securities sold under agreements to repurchase totaling $25 million with terms ranging from 1 to 3 years and interest rates ranging from 1.34% to 2.60%. These repurchase agreements are treated as financings with the obligations to repurchase securities sold reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains recorded as an asset, although the securities underlying the agreements are delivered to the broker who arranged the transactions. In certain instances, the broker may have sold, loaned, or disposed of the securities to other parties in the normal course of their operations, and have agreed to deliver to the Company substantially similar securities at the maturity of the agreement. The broker/dealer who participated with the Company in these agreements is primarily a broker/dealer reporting to the Federal Reserve Bank of New York. Securities underlying sales of securities under repurchase agreements consisted of investment securities that had an amortized cost of $29.2 million and a market value of $29.2 million at December 31, 2003. These securities sold under agreements to repurchase consisted of the following:

Date Funded	Amount	Term	Interest Rate
	(In thousands)
09/24/2003	$4,750	1 year	1.34%
09/24/2003	600	2 year	1.99%
09/24/2003	3,900	3 year	2.60%
09/24/2003	250	1 year	1.34%
09/24/2003	1,100	3 year	2.60%
09/24/2003	4,400	2 year	1.99%
09/30/2003	4,400	2 year	1.96%
09/30/2003	600	2 year	1.96%
09/30/2003	3,900	3 year	2.56%
09/30/2003	1,100	3 year	2.56%

Total	$25,000

        In addition, the Bank enters into agreements with bank customers as part of cash management services where the Bank sells securities to the customer overnight with the agreement to repurchase them at par. Securities sold under agreements to repurchase generally mature one day from the transaction date.

The securities underlying the agreements are under the Bank's control. The outstanding customer balances and related information of securities sold under agreements to repurchase are summarized as follows:

	Years Ended December 31,
	2003	2002
	(Dollars in thousands)
Average balance during the year	$18,576	$18,087
Average interest rate during the year	1.34%	1.73%
Weighted average interest rate at year-end	1.25%	1.50%
Maximum month-end balance during the year	27,579	28,858
Balance as of year-end	$16,588	$24,933

        Long-term debt consisted of the following:

	December 31,
	2003	2002
	(In thousands)
Notes with the Federal Home Loan Bank (FHLB):
1 Year Term Note Due January 2003, Fixed at 2.20%	—	2,500
18 Month Term Note Due February 2003, Fixed at 4.13%	—	3,500
2 Year Term Note Due December 2003, Fixed at 3.39%	—	1,300
2 Year Term Note Due August 2003, Fixed at 4.33%	—	3,500
3 Year Term Note Due November 2003, Fixed at 6.59%	—	4,000
3 Year Term Note Due January 2004, Fixed at 5.55%	—	10,000
1 Year Term Note Due May 2004, Fixed at 1.29%	2,000	—
2 Year Term Note Due June 2004, Fixed at 3.34%	1,500	1,500
2 Year Term Note Due July 2004, Fixed at 2.67%	2,000	2,000
4 Year Term Note Due November 2004, Fixed at 6.63%	—	4,000
5 Year/2 Year Term Note Due December 2004, Fixed at 6.14%(1)	—	5,000
3 Year Term Note Due December 2004, Fixed at 4.23%	—	1,300
3 Year Term Note Due January 2005, Fixed at 3.95%	2,500	2,500
2 Year Tem Note Due May 2005, Fixed at 1.67%	2,000	—
3 Year Term Note Due June 2005, Fixed at 3.91%	1,500	1,500
4 Year Term Note Due December 2005, Fixed at 4.80%	—	1,300

3 Year Term Note Due January 2006, Fixed at 2.60%	1,000	—
3 Year Term Note Due February 2006, Fixed at 2.58%	1,000	—
3 Year Term Note Due May 2006, Fixed at 2.11%	2,000	—
4 Year Term Note Due July 2006, Fixed at 3.69%	2,000	2,000
5 Year Term Note Due December 2006, Fixed at 5.14%	—	1,300
4 Year Term Note Due December 2006, Fixed at 3.13%	4,000	4,000
5 Year Term Note Due January 2007, Fixed at 4.83%	—	2,500
4 Year Term Note Due January 2007, Fixed at 3.14%	1,000	—
4 Year Term Note Due February 2007, Fixed at 3.14%	1,000	—
4 Year Term Note Due May 2007, Fixed at 2.67%	2,000	—
5 Year Term Note Due June 2007, Fixed at 4.62%	—	1,500
5 Year Term Note Due July 2007, Fixed at 4.00%	2,000	2,000
5 Year Term Note Due January 2008, Fixed at 3.50%	1,000	—
5 Year Term Note Due February 2008, Fixed at 3.52%	1,000	—
10 Year/5 Year Term Note Due September 2008, Fixed at 4.92%(1)	—	5,000
10 Year/5 Year Term Note Due February 2009, Fixed at 4.97%(1)	5,000	5,000
10 Year/5 Year Term Note Due December 2009, Fixed at 6.30%(1)	—	5,000

	$34,500	$72,200

(1)
These notes contain convertible option that allows the FHLB, at quarterly intervals, to change the note to an adjustable-rate advance at three-month LIBOR (1.15% at December 31, 2003) plus 14 to 16 basis points. If the note is converted, the option allows the Bank to put the funds back to the FHLB at par. The year/year refers to the maturity of the note (in years) and the term until the first convertible date.

        Contractual maturities of long-term debt at December 31, 2003 were as follows (in thousands):

2004	$5,500
2005	6,000
2006	10,000
2007	6,000
2008	2,000
Thereafter	5,000

$34,500

        The Bank has a maximum borrowing capacity with the Federal Home Loan Bank of approximately $131.5 million, of which $96.6 million was outstanding at December 31, 2003. Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

        On September 30, 2003, the Bank prepaid $40.9 million of fixed rate, high cost Federal Home Loan Bank (FHLB) advances in order to improve future net interest income. The FHLB advances were replaced with lower cost borrowings and certificates of deposits. The Bank expensed prepayment fees of $2,482,000 associated with this transaction.

        On December 29, 2003, the Bank entered into a limited partner subscription agreement with Midland Corporate Tax Credit XVI Limited Partnership, where the Bank will receive special tax credits and other tax benefits. The Bank subscribed to a 6.2% interest in the partnership, which is subject to an adjustment depending on the final size of the partnership at a purchase price of $5 million. This investment is included recorded in other assets as of December 31, 2003 and is not guaranteed; therefore, it will be accounted for in accordance with Statement of Position (SOP) 78-9, "Accounting for Investments in Real Estate Ventures" using the equity method. This agreement was accompanied by a payment of $1,675,000 and a non-interest bearing promissory note payable of $3,325,000 that is included in other liabilities at December 31, 2003 which is payable in installments as follows:

January 1, 2004	$975,000
April 1, 2004	500,000
July 1, 2004	675,000
October 1, 2004	675,000
January 1, 2005	500,000

$3,325,000

        The Company has entered into a contract with a provider of information systems services for the supply of such services through April 2011. The Company is required to make minimum annual payments as follows, whether or not it uses the services:

Year Ended	Amount
2004	$454,000
2005	381,000
2006	406,000
2007	429,000
2008	454,000
Subsequent to 2008	1,145,000

Total minimum payments	$3,269,000

        Total expenditures during 2003 in connection with the contract were $613,500.

10.   Mandatory Redeemable Capital Debentures

        First Leesport Capital Trust I, a Delaware statutory business trust, was formed on March 9, 2000 and is a wholly-owned subsidiary of the Company. The Trust issued $5 million of 10 7/8% fixed rate capital trust pass-through securities to investors. First Leesport Capital Trust I purchased $5 million of fixed rate junior subordinated deferrable interest debentures from Leesport Financial Corp. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by Leesport Financial Corp. of the obligations of the Trust under the capital securities. The capital securities are redeemable by Leesport Financial Corp. on or after March 9, 2010, at stated premiums, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on March 9, 2030. In October 2002, the Company entered into an interest rate swap agreement with a notional amount of $5 million that effectively converts the securities to a floating interest rate of six month LIBOR plus 5.25% (6.46% at December 31, 2003). In June, 2003 the Company purchased a six month LIBOR cap with a rate of 5.75% to create protection against rising interest rates for the above mentioned $5 million interest rate swap. Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by other interest rate swaps

        On September 26, 2002, the Company established Leesport Capital Trust II, a Delaware statutory business trust, in which the Company owns all of the common equity. Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45% (4.63% at December 31, 2003). These debentures are the sole assets of the Trusts. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by Leesport Financial Corp. of the obligations of the Trust under the capital securities. These securities must be redeemed in September 2032, but may be redeemed on or after November 7, 2007 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier I capital for the Company.

11.   Employee Benefits

        The Company has an Employee Stock Ownership Plan (ESOP) to provide its employees with future retirement plan assistance. The ESOP invests primarily in the Company's common stock. Contributions to the Plan are at the discretion of the Board of Directors. For the years ended December 31, 2003, 2002 and 2001, $217,000, $178,000 and $161,000, respectively, was accrued to provide for contribution of shares to the Plan. During 2003, 2002 and 2001 respectively, 8,903 shares, 10,222 shares and 4,704 shares were purchased on behalf of the ESOP.

        The Company has a 401(k) Salary Deferral Plan. This plan covers all eligible employees who elect to contribute to the Plan. An employee who has attained 18 years of age and has been employed for at least 30 calendar days is eligible to participate in the Plan effective with the next quarterly enrollment period. Employees become eligible for the Company contribution to the Salary Deferral Plan at each future enrollment period upon completion of one year of service. The Company contributes 100% of the first three percent of eligible employees' annual salary deferral and 50% of the next four percent of salary deferred. Contributions from the Company vest to the employee over a five year schedule. The annual expense included in salaries and employee benefits representing the expense of the Company's contribution was $335,000, $265,000, and $217,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

        The Company has entered into deferred compensation agreements with certain directors and a salary continuation plan for certain key employees. At December 31, 2003 and 2002, the present value of the future liability for these plans was $992,000 and $803,000, respectively. To fund the benefits under these agreements, the Company is the owner and beneficiary of life insurance policies on the lives of certain directors and employees. These bank-owned life insurance policies had an aggregate cash surrender value of $10.8 million and $6.6 million at December 31, 2003 and 2002, respectively. For the years ended December 31, 2003, 2002 and 2001, $236,000, $170,000 and $98,000, respectively, was charged to expense in connection with these agreements.

        Leesport Financial Corp. has a non-compensatory Employee Stock Purchase Plan (ESPP). Under the ESPP, employees of the Company who elect to participate are eligible to purchase common stock at prices up to a 15 percent discount from the market value of the stock. The ESPP does not allow the discount in the event that the purchase price would fall below the Company's most recently reported book value per share. The ESPP allows an employee to make contributions through payroll deduction to purchase common shares up to 15 percent of annual compensation. The total number of shares of common stock that may be issued pursuant to the ESPP is 250,000. As of December 31, 2003, a total of 9,983 shares have been issued under the ESPP.

12.   Stock Option Plans and Shareholders' Equity

        The Company has an Employee Stock Incentive Plan (ESIP) that covers all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors. The Company amended its Employee Stock Incentive Plan to increase the number of shares available for issuance under the Plan by 200,000 shares from 220,500 shares to 420,500 shares, which was approved by the shareholders at the annual shareholders' meeting on April 22, 2003. The option price for options issued under the Plan must be at least equal to 100% of the fair market value of the common stock on the date of grant and shall not be less than the stock's par value. Options granted under the Plan have a 5 year vesting period, 20% exercisable not less than one year after the date of grant, but no later than ten years after the date of grant in accordance with the vesting. Vested options expire on the earlier of ten years after the date of grant, three months from the participant's termination of employment or one year from the date of the participant's death or disability. As of December 31, 2003, a total of 8,338 shares have been issued under the ESIP.

        The Company has an Independent Directors Stock Option Plan (IDSOP) that covered 55,125 shares of common stock. The Company amended its Independent Directors Stock Option Plan to increase the number of shares available for issuance under the Plan by 50,000 shares from 55,125 shares to 105,125 shares, which was approved by the shareholders at the annual shareholders' meeting on April 22, 2003. The Plan covers all directors of the Company who are not employees, and former directors who continue to be employed by the Company. The option price for options issued under the Plan will be equal to the fair market value of the Company's common stock on the date of grant. Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Company or the cessation of the participant's employment, or twelve months from the date of the participant's death or disability. As of December 31, 2003, a total of 7,350 shares have been issued under the IDSOP.

        Stock option transactions under the Plans, as adjusted for the 5% stock dividend in 2003, were as follows:

	Years Ended December 31,
	2003		2002		2001
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at the beginning of the year	240,296	$17.23	190,641	$17.00	138,963	$17.97
Granted	8,850	18.82	63,685	17.76	56,757	14.35
Exercised	(14,472)	15.61	(1,216)	14.94	—	—
Forfeited	(17,299)	16.60	(12,814)	16.57	(5,079)	13.83

Outstanding at the end of the year	217,375	$17.46	240,296	$17.23	190,641	$17.00

Exercisable at December 31	145,052	$17.90	120,348	$17.63	83,637	$18.17

        Options available for grant at December 31, 2003 were 292,562.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding 12/31/03	Average Remaining Term	Weighted Average Exercise Price	Options Outstanding 12/31/03	Weighted Average Exercise Price
$13.09 to $15.41	69,746	7.6	$14.04	44,739	$14.08
15.42 to 17.74	43,769	6.9	16.11	27,899	15.79
17.75 to 21.23	54,080	8.3	18.57	22,634	18.54
21.24 to 24.72	49,780	4.9	22.21	49,780	22.21

        The weighted-average remaining contractual life of the above options is approximately 7.0 years.

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

13.   Income Taxes

        The components of income tax expense were as follows:

	Years ended December 31,
	2003	2002	2001
	(In thousands)
Current	$1,933	$1,870	$1,010
Deferred	(55)	115	109

	$1,878	$1,985	$1,119

        Reconciliation of the statutory federal income tax expense computed at 34% to the income tax expense included in the consolidated statements of income is as follows:

	Years ended December 31,
	2003	2002	2001
	(In thousands)
Federal income tax at statutory rate	$2,321	$2,348	$1,324
Tax exempt interest	(304)	(314)	(343)
Interest disallowance	32	33	50
Bank owned life insurance	(152)	(128)	(112)
Non-deductible goodwill amortization	—	—	83
Other	(19)	46	117

	$1,878	$1,985	$1,119

        The federal income tax provision includes $97,000, $19,000 and $17,000 in 2003, 2002 and 2001, respectively, of federal income taxes related to gains on the sale of securities.

        Net deferred tax liabilities consisted of the following components:

	December 31,
	2003	2002
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$1,340	$1,249
Deferred compensation	388	314
Other	24	—

Total deferred tax assets	1,752	1,563

Deferred tax liabilities:
Premises and equipment	(611)	(302)
Net unrealized gains on securities available for sale	(141)	(1,103)
Goodwill	(949)	(1,020)
Mortgage servicing rights	(137)	(191)
Other	—	(50)

Total deferred tax liabilities	(1,838)	(2,666)

Net deferred tax liabilities	$(86)	$(1,103)

14.   Transactions With Executive Officers And Directors

        The Bank has had banking transactions in the ordinary course of business with its executive officers and directors and their related interests on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 2003 and 2002, these persons were indebted to the Bank for loans totaling $8.76 million and $7.89 million, respectively. During 2003, $1.83 million of new loans were made and repayments totaled $0.96 million.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and tier I capital (as defined in the regulations) to risk-weighted assets, and of tier I capital to average assets. Management believes, as of December 31, 2003, that the Company and the Bank meet all minimum capital adequacy requirements to which they are subject.

        As of December 31, 2003, the most recent notification from the Bank's primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed its category.

        The Company's and the Bank's actual capital amounts and ratios are presented below:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
As of December 31, 2003:
Total capital (to risk-weighted assets):
Leesport Financial Corp.	$59,086	12.50%	$37,815	8.00%	N/A	N/A
Leesport Bank	52,693	11.42	36,913	8.00	$46,141	10.00%
Tier I capital (to risk-weighted assets):
Leesport Financial Corp.	54,507	11.53	18,910	4.00	N/A	N/A
Leesport Bank	48,324	10.48	18,444	4.00	27,666	6.00
Tier I capital (to average assets):
Leesport Financial Corp.	54,507	9.32	23,394	4.00	N/A	N/A
Leesport Bank	48,324	8.39	23,039	4.00	28,799	5.00
As of December 31, 2002:
Total capital (to risk-weighted assets):
Leesport Financial Corp.	$58,511	14.60%	$32,062	8.00%	N/A	N/A
Leesport Bank	52,089	13.33	31,270	8.00	$39,088	10.00%
Tier I capital (to risk-weighted assets):
Leesport Financial Corp.	54,234	13.53	16,031	4.00	N/A	N/A
Leesport Bank	47,886	12.25	15,635	4.00	23,453	6.00
Tier I capital (to average assets):
Leesport Financial Corp.	54,234	9.94	21,819	4.00	N/A	N/A
Leesport Bank	47,886	8.82	21,721	4.00	27,151	5.00

        Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. At December 31, 2003, the Bank had approximately $3.2 million available for payment of dividends to the Company. Loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis. At December 31, 2003 and 2002, the Bank had secured loans outstanding to the Company totaling $1.01 million.

        As of December 31, 2003, the Company had declared a $.165 per share cash dividend for shareholders of record on January 1, 2004, payable January 15, 2004. As of December 31, 2002, the Company had declared a $.16 per share cash dividend for shareholders of record on January 2, 2003, payable January 15, 2003.

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

        The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet investments.

        A summary of the Bank's financial instrument commitments is as follows:

	December 31,
	2003	2002
	(In Thousands)
Commitments to extend credit:
Loan origination commitments	$18,166	$11,114
Unused home equity lines of credit	49,287	21,339
Unused business lines of credit	54,697	76,950

	$122,150	$109,403

Standby letters of credit	$9,166	$4,923

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

        Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2003 for guarantees under standby letters of credit issued is not material.

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

        During October 2002, the Company entered into an interest rate swap agreement with a notional amount of $5 million. This derivative financial instrument effectively converted fixed interest rate obligations of outstanding mandatory redeemable capital debentures to variable interest rate obligations, decreasing the asset sensitivity of its balance sheet by more closely matching the Company's variable rate assets with variable rate liabilities. The Company considers the credit risk inherent in the contracts to be negligible. This swap has a notional amount equal to the outstanding principal amount of the related trust preferred securities, together with the same payment dates, maturity date and call provisions as the related trust preferred securities.

        Under the swap, the Company pays interest at a variable rate equal to six month LIBOR plus 5.25%, adjusted semiannually (6.46% at December 31, 2003), and the Company receives a fixed rate equal to the interest that the Company is obligated to pay on the related trust preferred securities (10 7/8%). The Company has designated its interest rate swap as a fair value hedge as defined in SFAS No. 133. Because the critical terms of the interest rate swap match the terms of the trust preferred securities, the swap qualifies for "short-cut method" accounting treatment under SFAS No. 133.

        The estimated fair value of the interest rate swap agreement represents the amount the Company would have expected to receive (pay) to terminate such contract. At December 31, 2003 and 2002, the estimated fair value of the interest rate swap agreement was ($97,000) and $48,000, respectively and was offset by unrealized losses resulting from changes in the fair value of the related trust preferred security. The swap agreement exposes the Company to market and credit risk if the counterparty fails to perform. Credit risk is equal to the extent of a fair value gain on the swap. The Company manages this risk by entering into the transaction with high quality counterparties.

        During the years ended December 31, 2003 and 2002, the Company recognized amounts received or receivable under the agreement of $209,000 and $40,000, which was recorded as a reduction of the interest rates expense on the trust preferred securities.

        Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by other interest rate swaps. In June, 2003 the Company purchased a six month LIBOR cap to create protection against rising interest rates for the above mentioned $5 million interest rate swap. The initial premium related to this interest rate cap was $102,000, which is amortized over the life of the interest rate cap. At December 31, 2003, the carrying and market values were approximately $94,000.

17.   Fair Value of Financial Instruments

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

        The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at December 31, 2003 and 2002:

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

Interest rate swap and cap:

        The fair value of the interest rate swap and interest rate cap agreements are based on the net present value of expected future cash flows and are heavily dependent on interest rate assumptions over the remaining term of the agreements.

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

        The carrying amounts of these borrowings approximate their fair values.

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

        The estimated fair values of the Company's financial instruments as of December 31, 2003 and 2002 were as follows:

	2003 Carrying Amount	2003 Estimated Fair Value	2002 Carrying Amount	2002 Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents and federal funds sold	$16,338	$16,338	$16,490	$16,490
Mortgage loans held for sale	1,280	1,280	20,977	21,601
Securities	200,650	200,650	157,564	157,564
Loans, net	353,126	361,810	331,002	350,212
Mortgage servicing rights	403	403	561	561
Accrued interest receivable	2,354	2,354	2,459	2,459
Interest rate swap	—	—	48	48
Interest rate cap	94	94	—	—
Financial Liabilities:
Deposits	408,582	411,749	379,832	385,322
Securities sold under agreements to repurchase	41,588	41,588	24,933	24,933
Federal funds purchased	62,090	62,090	9,186	9,186
Long-term debt	34,500	34,699	72,200	76,726
Mandatory redeemable capital debentures	14.903	14,903	15,048	15,048
Accrued interest payable	1,527	1,527	1,944	1,944
Interest rate swap	97	97	—	—
Off-balance Sheet Financial Instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

18.   Segment and Related Information

        The Company's insurance operations and brokerage and investment operations are managed separately from the traditional banking and related financial services that the Company also offers. These operations provide commercial insurance, individual and group benefit plans, personal insurance coverage, securities brokerage services, and investment advisory services.

        Segment information for 2003, 2002 and 2001 is as follows (in thousands):

2003	Banking and Financial Services	Brokerage and Investment Services	Insurance	Total
Net interest income and other income from external customers	$25,456	$696	$9,200	$35,352
Income (loss) before income taxes	4,847	(145)	2,125	6,827
Total assets	603,820	1,054	17,378	622,252
Purchases of premises and equipment	5,518	4	55	5,577
2002
Net interest income and other income from external customers	$20,932	$744	$5,722	$27,398
Income (loss) before income taxes	5,243	(159)	1,821	6,905
Total assets	546,298	703	15,371	562,372
Purchases of premises and equipment	2,431	28	145	2,604
2001
Net interest income and other income from external customers	$15,767	$726	$3,914	$20,407
Income (loss) before income taxes	2,992	(75)	978	3,895
Total assets	500,394	157	2,958	503,509
Purchases of premises and equipment	2,601	28	22	2,651

        Income (loss) before income taxes, as presented above, does not reflect referral and management fees of approximately $1,226,000 and $142,000 that the insurance operation and the brokerage and investment operation, respectively, paid to the Company during 2003. For 2002, referral and management fees of approximately $797,000 and $165,000 were paid by the insurance operation and brokerage and investment operation, respectively. Referral and management fees of approximately $816,000 and $216,000 were paid by the insurance operation and the brokerage and investment operation, respectively, in 2001.

19.   Leesport Financial Corp. (Parent Company Only) Financial Information

	December 31,
	2003	2002
	(In thousands)
ASSETS
Cash	$1,078	$120
Investment in bank subsidiary	45,947	50,982
Investment in non-bank subsidiaries	15,520	11,523
Securities available for sale	5,500	6,840
Advance to non-bank subsidiary	1,045	—
Premises and equipment and other assets	1,634	283

Total assets	$70,724	$69,748

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Borrowed funds	$1,010	$1,010
Other liabilities	1,337	838
Corporate obligation for mandatory redeemable capital debentures	15,000	15,000
Shareholders' equity	53,377	52,900

Total liabilities and shareholders' equity	$70,724	$69,748

STATEMENTS OF INCOME

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Dividends from bank subsidiary	$7,236	$2,000	$1,845
Other income	5,762	412	325
Interest expense on corporate obligation for mandatory redeemable capital debentures	(885)	(694)	(551)
Other expense	(4,575)	(859)	(743)

Income before equity in undistributed net income of subsidiaries and income taxes	7,538	859	876
Income tax expense (benefit)	99	(370)	(334)
Net equity in (excess of) undistributed net income of subsidiaries	(2,490)	3,691	1,566

Net income	$4,949	$4,920	$2,776

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Cash flows provided by operating activities
Net income	$4,949	$4,920	$2,776
Depreciation and net amortization	—	4	7
(Equity in) excess of undistributed earnings of subsidiaries	2,490	(3,691)	(1,566)
Directors' stock compensation	164	93	—
Gain on sale of available for sale securities	(323)	(148)	(39)
Increase (decrease) in other liabilities	499	121	450
(Increase) decrease in other assets	(4,602)	143	(162)
Other, net	4,742	466	—

Net cash provided by operating activities	7,919	1,908	1,466

Cash flows used in investing activities
Purchase of investment securities	(2,722)	(5,824)	(14,999)
Proceeds from sales of available for sale securities	4,798	15,368	1,789
Proceeds from the sale of premises	—	24	—
Purchase of premises and equipment	(532)	(42)	—
Investment in bank subsidiary	(5,776)	(11,375)	—
Investment in non-bank subsidiaries	—	(8,343)	—

Net cash used in investing activities	(4,232)	(10,192)	(13,210)

Cash flows provided by financing activities
Proceeds from borrowings	—	—	—
Repayment of long-term debt	—	—	(1,500)
Issuance of mandatory redeemable capital debentures	—	10,000	—
Issuance of common stock	—	—	14,609
Proceeds from the exercise of stock options	485	206	—
(Purchase) reissuance of treasury stock	(1,054)	—	69
Cash dividends paid	(2,160)	(1,997)	(1,307)

Net cash provided by (used in) financing activities	(2,729)	8,209	11,871

Increase (decrease) in cash	958	(75)	127
Cash:
Beginning	120	195	68

Ending	$1,078	$120	$195

20.   Quarterly Data (Unaudited)

	Year Ended December 31, 2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$7,404	$7,157	$7,481	$7,128
Interest expense	2,905	3,282	3,308	3,187

Net interest income	4,499	3,875	4,173	3,941
Provision for loan losses	220	75	375	295

Net interest income after provision for loan losses	4,279	3,800	3,798	3,646
Other income	3,675	7,194	4,119	3,592
Net realized gains (losses) on sale of securities	159	(70)	85	110
Other expense	6,161	9,263	6,356	5,780

Income before income taxes	1,952	1,661	1,646	1,568
Income taxes	522	453	467	436

Net income	$1,430	$1,208	$1,179	$1,132

Earnings per common share:
Basic earnings per share	$.42	$.36	$.35	$.33

Diluted earnings per share	$.42	$.35	$.34	$.33

	Year Ended December 31, 2002
Interest income	$7,690	$7,815	$7,770	$7,355
Interest expense	3,457	3,560	3,507	3,589

Net interest income	4,233	4,255	4,263	3,766
Provision for loan losses	405	390	345	315

Net interest income after provision for loan losses	3,828	3,865	3,918	3,451
Other income	4,284	2,347	2,046	2,148
Net realized gains (losses) on sale of securities	3	(9)	62	—
Other expense	5,791	4,666	4,472	4,109

Income before income taxes	2,324	1,537	1,554	1,490
Income taxes	720	429	431	405

Net income	$1,604	$1,108	$1,123	$1,085

Earnings per common share:
Basic earnings per share	$.48	$.34	$.34	$.33

Diluted earnings per share	$.47	$.34	$.34	$.33

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures

        The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer conclude that the Company's disclosure controls and procedures are effective as of such date. There have been no material changes in the Company's internal control over financial reporting during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information relating to directors and executive officers of the Registrant is incorporated herein by reference to the information disclosed under the caption "MATTER NO. 1—ELECTION OF CLASS I DIRECTORS—Directors" included in the Registrant's Proxy Statement for the Annual meeting of Shareholders to be held on April 27, 2004.

Item 11.    Executive Compensation

        The information relating to executive compensation and directors' compensation is incorporated herein by reference to the information disclosed under the captions "MATTER NO. 1—ELECTION OF CLASS I DIRECTORS—Director Compensation; Executive Compensation; Executive Officer Agreements; Deferred Compensation and Salary Continuation Agreements; and Compensation Committee Interlocks and Insider Participation" included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2004.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the information disclosed under the caption "MATTER NO. 1—ELECTION OF CLASS I DIRECTORS—Directors—Director and Officer Stock Ownership" included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2004.

        The following table provides certain information regarding securities issued or issuable under the Company's equity compensation plans as of December 31, 2003.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	217,375	$17.4570	292,562

Equity compensation plans not approved by security holders	-0-	N/A	-0-

Total	217,375	$17.4570	292,562

Item 13.    Certain Relationships and Related Transactions

        The information relating to certain relationships and related transactions is incorporated herein by reference to the information disclosed under the caption "MATTER NO. 1—ELECTION OF CLASS I DIRECTORS—Transactions with Management and Others" included in the Registrant's proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2004.

Item 14.    Principal Accounting Fees and Services

        The information relating to principal accounting fees and services is incorporated herein by reference to the information under the caption "MATTER NO. 1—ELECTION OF CLASS I DIRECTORS—Audit and Other Fees" included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2004.

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

3.
Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Leesport Financial Corp. (incorporated by reference to Exhibit 3.1 of the Registrant's Amended Report on Form 10-K for the year ended December 31, 2000).
3.2	Bylaws of Leesport Financial Corp. (incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).
4.1
Form of Rights Agreement, dated as of September 19, 2001, between Leesport Financial Corp. and American Stock Transfer & Trust Company as Rights Agent (incorporated by reference to Exhibit 4.1 of Leesport Financial Corp.'s Registration Statement on Form 8-A, dated October 1, 2001).
10.1
Severance Agreement between the First National Bank of Leesport and John T. Connelly (Incorporated herein by reference to Exhibit10.2 to Registrant's annual report on Form 10-KSB for the year ended December 31, 1998).*
10.2
Employment Agreement between the First National Bank of Leesport and Raymond H. Melcher, Jr., as amended (Incorporated herein by reference to Exhibit 10.3 to Registrant's annual report on Form 10-K for the year ended December 31, 2002).*
10.3	Supplemental Executive Retirement Plan (Incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).*
10.4	Deferred Compensation Plan for Directors (Incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).*
10.5	Non-Employee Director Compensation Plan (Incorporated by reference to Exhibit A to Registrant's Definitive Proxy Statement on Form 14A for the year ended December 31, 1999).*
10.6	1998 Employee Stock Incentive Plan (Incorporated by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998).*
10.7	1998 Independent Directors Stock Option Plan (Incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998).*
10.8
Employment Agreement, dated September 17, 1998, among Leesport Financial Corp., Inc., Essick & Barr, Inc. and Charles J. Hopkins, as amended (Incorporated herein by reference to Exhibit 10.4 to Registrant's annual report on Form 10-K for the year ended December 31, 2002).*

10.9	Form of Change in Control Agreememt, dated February 11, 2004 among the Registrant, Leesport Bank and Edward C. Barrett.
11	No statement setting forth the computation of per share earnings is included because such computation is reflected clearly in the financial statements set forth in response to Item 8 of this Report.
21	Subsidiaries of Leesport Financial Corp.
23.1	Consent of Beard Miller Company LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

*
Denotes a management contract or compensatory plan or arrangement.

(b)
Reports on Form 8-K—The Company filed a Current Report on Form 8-K, dated October 24, 2003, (Item 12) to report net income of $1.2 million for the quarter ended September 30, 2003.

Signatures

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2004

LEESPORT FINANCIAL CORP.
By:	/s/ RAYMOND H. MELCHER, JR. Raymond H. Melcher, Jr., Chairman, President and Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RAYMOND H. MELCHER, JR. Raymond H. Melcher, Jr.	Chairman, President and Chief Executive Officer, Director	March 17, 2004
/s/ STEPHEN A. MURRAY Stephen A. Murray	Chief Financial Officer	March 17, 2004
/s/ JAMES H. BURTON James H. Burton	Director	March 17, 2004
/s/ JOHN T. CONNELLY John T. Connelly	Director	March 17, 2004
/s/ CHARLES J. HOPKINS Charles J. Hopkins	Director	March 17, 2004
/s/ WILLIAM J. KELLER William J. Keller	Director	March 17, 2004
/s/ ANDREW J. KUZNESKI, JR. Andrew J. Kuzneski, Jr.	Director	March 17, 2004
/s/ FRANK C. MILEWSKI Frank C. Milewski	Director	March 17, 2004

/s/ ROLAND C. MOYER, JR. Roland C. Moyer, Jr.	Director	March 17, 2004
/s/ HARRY J. O'NEILL III Harry J. O'Neill III	Director	March 17, 2004
/s/ KAREN A. RIGHTMIRE Karen A. Rightmire	Director	March 17, 2004
/s/ MICHAEL L. SHOR Michael L. Shor	Director	March 17, 2004
/s/ ALFRED J. WEBER Alfred J. Weber	Director	March 17, 2004

EXHIBIT INDEX

Exhibit No.	Description
10.9	Form of Change in Control Agreememt, dated February 11, 2004 among the Registrant, Leesport Bank and Edward C. Barrett.
21	Subsidiaries of Leesport Financial Corp.
23.1	Consent of Beard Miller Company LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

QuickLinks

INDEX
PART I FORWARD LOOKING STATEMENTS
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 4A. Executive Officers of the Registrant
PART II
  Item 5. Market For Common Equity and Related Shareholder Matters.
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data
INDEPENDENT AUDITOR'S REPORT
LEESPORT FINANCIAL CORP. CONSOLIDATED BALANCE SHEETS December 31, 2003 and 2002 (Amounts in thousands, except share data)
LEESPORT FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME Years ended December 31, 2003, 2002 and 2001 (Amounts in thousands, except per share data)
LEESPORT FINANCIAL CORP. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Years ended December 31, 2003, 2002 and 2001 (Amounts in thousands, except share data)
LEESPORT FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2003, 2002 and 2001 (Amounts in thousands)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Signatures
EXHIBIT INDEX