Form 10-Q
period 2004-03-31
LEESPORT FINANCIAL CORP
filed 2004-05-17
CIK 775662

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2004,

or

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of May 12, 2004
COMMON STOCK ($5.00 Par Value)	3,417,734
(Title of Class)	(Outstanding Shares)

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

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	March 31, 2004	December 31, 2003
	Unaudited

ASSETS
Cash and due from banks	$22,079	$15,227
Interest-bearing deposits in banks	1,006	11

Total cash and cash equivalents	23,085	15,238

Federal funds sold	—	1,100
Mortgage loans held for sale	1,829	1,280
Securities available for sale	182,574	200,650
Loans, net of allowance for loan losses 03/04 - $4,585; 12/03 - $4,356	353,971	353,126
Premises and equipment, net	12,928	12,907
Identifiable intangible assets	4,285	4,369
Goodwill	9,580	9,200
Bank owned life insurance	10,980	10,789
Other assets	14,007	13,593

Total Assets	$613,239	$622,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$67,318	$67,711
Interest bearing	354,060	340,871

Total deposits	421,378	408,582

Securities sold under agreements to repurchase	43,164	41,588
Federal funds purchased	30,875	62,090
Long-term debt	34,500	34,500
Mandatory redeemable capital debentures	—	15,000
Junior subordinated debt	15,000	—
Other liabilities	11,785	7,115

Total liabilities	556,702	568,875

Shareholders’ Equity
Common Stock, $5.00 par value;
Authorized 20,000,000 shares; 3,457,570 shares issued at March 31, 2004 and 3,439,310 shares issued at December 31, 2003	17,288	17,197
Surplus	18,819	18,426
Retained earnings	19,182	18,535
Accumulated other comprehensive income	2,003	273
Treasury stock; 40,034 shares at March 31, 2004 and 55,487 shares at December 31, 2003, at cost	(755)	(1,054)

Total shareholders’ equity	56,537	53,377

Total liabilities and shareholders’ equity	$613,239	$622,252

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except share data)

	Three Months Ended
	March 31, 2004	March 31, 2003
Interest income:
Interest and fees on loans	$5,352	$5,624
Interest on securities:
Taxable	1,639	1,249
Tax-exempt	229	178
Dividend income	102	64
Interest on federal funds sold	—	8
Other interest income	3	5

Total interest income	7,325	7,128

Interest expense:
Interest on deposits	2,049	2,043
Interest on short-term borrowings	165	10
Interest on securities sold under agreement to repurchase	179	75
Interest on long-term debt	301	840
Interest on mandatory redeemable capital debentures	—	219
Interest on junior subordinated debt	193	—

Total interest expense	2,887	3,187

Net interest income	4,438	3,941

Provision for loan losses	360	295

Net interest income after the provision for loan losses	4,078	3,646

Other income:
Customer service fees	426	356
Mortgage banking activities	229	620
Commissions and fees from insurance sales	2,701	2,148
Brokerage and investment advisory commissions and fees	129	159
Gain (loss) on sale of loans	(34)	21
Other income	450	288
Net realized gains on sales of securities	154	110

Total other income	4,055	3,702

Other expense:
Salaries and employee benefits	3,854	3,310
Occupancy expense	537	483
Equipment expense	446	301
Marketing and advertising expense	305	307
Amortization of identifiable intangible assets	84	68
Professional services	255	237
Outside processing	521	383
Insurance expense	100	88
Other expense	513	603

Total other expense	6,615	5,780

Income before income taxes	1,518	1,568

Income taxes	290	436

Net income	$1,228	$1,132

EARNINGS PER SHARE DATA

Averages shares outstanding	3,400,839	3,410,114
Basic earnings per share	$0.36	$0.33
Average shares outstanding for diluted earnings per share	3,467,119	3,452,675
Diluted earnings per share	$0.35	$0.33
Cash dividends declared per share	$0.17	$0.16

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months ended March 31, 2004 and 2003

(Dollar amounts in thousands, except share data)

			Surplus	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Treasury Stock	Total

	Common Stock
	Number of Shares Issued	Par Value
Balance, December 31, 2003	3,439,310	$17,197	$18,426	$18,535	$273	$(1,054)	$53,377

Net income	—	—	—	1,228	—	—	1,228
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment	—	—	—	—	1,730	—	1,730

Total comprehensive income							2,958

Reissuance of treasury stock	—	—	66	—	—	299	365

Common stock issued in connection with directors’ compensation	6,683	33	124	—	—	—	157

Common stock issued in connection with directors and employee stock purchase plans	11,577	58	203	—	—	—	261

Cash dividends declared ($.17 per share)	—	—	—	(581)	—	—	(581)

Balance, March 31, 2004	3,457,570	$17,288	$18,819	$19,182	$2,003	$(755)	$56,537

			Surplus	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Treasury Stock	Total

	Common Stock
	Number of Shares Issued	Par Value
Balance, December 31, 2002	3,241,606	$16,208	$15,573	$18,978	$2,141	$—	$52,900

Net income	—	—	—	1,132	—	—	1,132
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment	—	—	—	—	(354)	—	(354)

Total comprehensive income							778

Purchase of treasury stock	—	—	—	—	—	(108)	(108)

Common stock issued in connection with directors’ compensation	7,953	40	115				155

Common stock issued in connection with directors and employee stock purchase plans	1,485	7	31	—	—	—	38

Common stock dividend (5%)	161,949	810	2,383	(3,200)			(7)

Cash dividends declared ($.16 per share)	—	—	—	(519)	—	—	(519)

Balance, March 31, 2003	3,412,993	$17,065	$18,102	$16,391	$1,787	(108)	$53,237

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Three Months Ended
	March 31, 2004	March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,228	$1,132
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	360	295
Provision for depreciation and amortization of premises and equipment	305	232
Amortization of identifiable intangible assets	84	68
Deferred income taxes	(148)	118
Director stock compensation	157	155
Net amortization securities premiums and discounts	134	71
Amortization of mortgage servicing rights	32	89
Increase in mortgage servicing rights	(28)	—
Net realized gains on sales of securities	(154)	(110)
Proceeds from sales of loans held for sale	9,561	27,825
Net gains on sale of loans	(138)	(600)
Net change in loans held for sale	(9,972)	(22,126)
Earnings on investment in life insurance	(191)	(93)
Increase in accrued interest receivable and other assets	(434)	(489)
Increase in accrued interest payable and other liabilities	4,879	574
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,675	7,141

CASH FLOWS FROM INVESTING ACTIVITIES:
Available for sale securities:
Purchases	(5,514)	(39,832)
Principal repayments, maturities and calls	6,838	28,192
Proceeds from sales	18,181	7,929
Net (increase) decrease in federal funds sold	1,100	(3,165)
Net increase in loans receivable	(4,042)	(6,379)
Proceeds from sale of loans	2,837	—
Net (increase) decrease in Federal Home Loan Bank Stock	1,197	(204)
Proceeds from sale of foreclosed real estate	16	33
Purchases of premises and equipment	(326)	(1,043)
Purchase of limited partnership investment	(975)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	19,312	(14,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	12,796	18,792
Net decrease in federal funds purchased	(31,215)	(9,186)
Net increase (decrease) in securities sold under agreements to repurchase	1,576	(1,447)
Purchase of treasury stock	—	(108)
Proceeds from the exercise of stock options And stock purchase plans	261	38
Cash dividends paid	(558)	(518)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(17,140)	7,571

Increase in cash and cash equivalents	7,847	243

Cash and cash equivalents:
Beginning	15,238	16,489
Ending	$23,085	$16,733

Cash payments for:
Interest	$3,296	$3,558

Income Taxes	$405	$305

The accompanying notes are an integral part of these financial statements.

LEESPORT FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.               Basis of Presentation

The unaudited consolidated financial statements contained herein have been prepared in accordance with the instructions to Form 10-Q of Regulation S-X.  All significant intercompany accounts and transactions have been eliminated.  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included.  For comparative purposes, prior years’ consolidated financial statements have been reclassified to conform to report classifications of the current year.  The reclassifications had no effect on net income.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.  For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, and interest bearing deposits in other banks.  For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Earnings per common share for the three months ended March 31, 2004 and 2003 have been computed based upon the following (dollars in thousands):

	Three Months Ended March 31,
	2004	2003

Net income available to shareholders	$1,228,000	$1,132,000

Average number of shares outstanding	3,400,839	3,410,114
Effect of dilutive stock options	66,280	42,561

Average number of shares outstanding used to calculate diluted earnings per share	3,467,119	3,452,675

3.               Comprehensive Income

Accounting principles generally require that recognized revenue, expense, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sales securities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.  The components of other comprehensive income (loss) and related tax effects were as follows.

	Three Months Ended March 31
	2004	2003
	(In Thousands)
Unrealized holding gains (losses) on available for sale securities	$2,760	$(425)
Reclassification adjustment for gains realized in income	(154)	(110)
Net unrealized gain (losses)	2,606	(535)
Income tax effect	(876)	181
Other comprehensive income (loss)	$1,730	$(354)

4.               Contingent Liabilities and Guarantees

In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, letters of credit and commitments to sell loans.  Such financial instruments are recorded in the consolidated balance sheets when they become receivable or payable.

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	March 31, 2004	December 31, 2003
	(In thousands)

Commitments to grant loans	$23,060	$18,166
Unfunded commitments under lines of credit	108,684	103,984
Financial and performance standby letters of credit	8,966	9,166

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $8,966,000 of financial and performance standby letters of credit as of March 31, 2004.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve to 24 months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of March 31, 2004 for guarantees under standby letters of credit issued is not material.

5.               Segment Information

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

	Banking and Financial Services	Insurance Services	Investment Services	Total
	(Amounts in thousands)
Three months ended March 31, 2004
Net interest income and other income from external sources	$5,663	$2,701	$129	$8,493
Income (loss) before income taxes	1,005	510	3	1,518

Three months ended March 31, 2003
Net interest income and other income from external sources	5,336	$2,148	$159	$7,643
Income (loss) before income taxes	1,348	361	(141)	1,568

6.               Stock Option Plans

The Company has an Employee Stock Incentive Plan that covers all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors.  The total number of shares available for issuance under the Plan is 420,500 shares.  The option price for options issued under the Plan must be at least equal to 100% of the fair market value of the common stock on the date of grant and shall not be less than the stock’s par value. Options granted under the Plan are exercisable over a period not less than twelve months after the date of grant, but no later than ten years after the date of grant in accordance with the vesting period as determined by the Plan committee.  Options expire on the earlier of ten years after the date of grant, three months from the participant’s termination of employment or one year from the date of the participant’s death or disability.

The Company has an Independent Directors Stock Option Plan.  The total number of shares available for issuance under the Plan is 105,125 shares. The Plan covers all directors of the Company who are not employees.  The option price for options issued under the Plan will be equal to the fair market value of the Company’s common stock on the date of grant.  Options are exercisable six months after the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant’s relationship with the Company ceases or twelve months from the date of the participant’s death or disability.

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

	March 31, 2004		March 31, 2003
	(In thousands except per share amounts)
Net income, as reported		$1,228	$1,132
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(48)		(39)

Pro forma net income		$1,180	$1,093

Basic earnings per share:
As reported	$	. 36	$.33
Pro forma		$.35	$.32

Diluted earnings per share:
As reported		$.35	$.33
Pro forma		$.34	$.32

7.               Debt and Borrowings

Total debt decreased by $29.6 million or 19.3% to $123.5 million at March 31, 2004 from $153.2 million at December 31, 2003.  The decrease in total debt and borrowings was primarily due to the Company repaying overnight federal funds which declined to $30.9 million at March 31, 2004 from $62.1 million at December 31, 2003.  The repayment of these funds was primarily accomplished throughout the quarter using proceeds from investment securities pay downs and increases in deposit account balances.

8.               Junior Subordinated Debt

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” which was revised in December 2003.  This Interpretation provides guidance for the consolidation of variable interest entities (VIEs).  First Leesport Capital Trust I and Leesport Capital Trust II (the “Trusts”) each qualify as a variable interest entity under FIN 46.  The Trusts issued mandatory redeemable preferred securities (Trust Preferred Securities) to third-party investors and loaned the proceeds to the Company.  The Trusts hold, as their sole assets, subordinated debentures issued by the Company.

FIN 46 required the Company to deconsolidate the Trusts from the consolidated financial statements as of March 31, 2004.  There has been no restatement of prior periods. The impact of this deconsolidation was to increase junior subordinated debentures by $15,000,000 and reduce the mandatory redeemable capital debentures line item by $15,000,000 which had represented the trust preferred securities of the trust.  The Company’s equity interest in the trust subsidiaries of $538,000, which had previously been eliminated in consolidation, is now reported in “Other assets” as of March 31, 2004.  For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.  The adoption of FIN 46 did not have an impact on the Company’s results of operations or liquidity.

9.               Acquisitions and Divestitures

On April 16, 2004, the Company and its banking subsidiary, Leesport Bank, entered into an agreement and plan of merger with Madison Bancshares Group, Ltd. (Madison) and its banking subsidiary, Madison Bank.  The agreement provides, among other things, for the merger of Madison Bank into Leesport Bank, with Leesport Bank surviving the merger as a subsidiary of the Company.  Madison Bank will maintain their trade name and become a division of Leesport Bank.  As of December 31, 2003, Madison had total assets of $209 million, loans of $163 million and deposits of $184 million.  The merger agreement provides for each of the approximately 2.16 million shares of Madison’s common stock to be exchanged for 0.6028 shares of the Company’s common stock.  In addition, each of the options to acquire Madison’s stock will receive cash for the difference between their option price and $15.65.  The acquisition is subject to all required regulatory approvals and by Leesport and Madison shareholders, and is expected to be completed in the fourth quarter of 2004.

On September 30, 2003, the Company acquired certain assets of CrosStates Insurance Consultants, Inc. (CrosStates), a full service insurance agency that specializes in personal and casualty insurance headquartered in Langhorne, Pennsylvania. CrosStates has become a division of the Company’s Essick & Barr, LLC, insurance agency.  As a result of this acquisition, Essick & Barr, LLC expanded its retail and commercial insurance presence in southeastern Pennsylvania counties.

The Company paid cash of $1.0 million for CrosStates on September 30, 2003 and recorded a liability of $1.4 million, payable to the shareholder of CrosStates in cash and stock at the then current market value.  This liability is included in other liabilities.  After the first and second years following the acquisition, $1.0 million and $0.4 million, respectively, will be paid to the former shareholder of CrosStates.  Also, there are contingent payments totaling up to $1.2 million, payable to the former shareholder in cash and stock at the then current market value based on CrosStates achieving certain annual revenue levels over the next two years.  This transaction was accounted for under the purchase method of accounting.  Accordingly, the results of operations of the Company include CrosStates’ results since October 1, 2003.

On September 5, 2003, the Company finalized the agreement with The Legacy Bank, Harrisburg, Pennsylvania, to sell its three most northern financial centers: Shenandoah, located in northern Schuylkill County, and Drums and Hazleton, located in Luzerne County.  Included in the sale were approximately $59.6 million in deposits and related accrued interest, loans of approximately $24 million and other assets of approximately $1.0 million.

10.         Investment in Limited Partnership

On December 29, 2003, the Bank entered into a limited partner subscription agreement with Midland Corporate Tax Credit XVI Limited Partnership, where the Bank will receive special tax credits and other tax benefits. The Bank subscribed to a 6.2% interest in the partnership, which is subject to an adjustment depending on the final size of the partnership at a purchase price of $5 million. This investment is included in other assets and is not guaranteed.  It is accounted for in accordance with Statement of Position (SOP) 78-9, “Accounting for Investments in Real Estate Ventures” using the equity method. This agreement was accompanied by a payment of $1,675,000.  The associated non-interest bearing promissory note payable included in other liabilities was $2,350,000 at March 31, 2004 and $3,325,000 at December 31, 2003.  Installments are payable as requested, the next scheduled payment is July 1, 2004 for $500,000.  The Company expects the installments to be fully funded by January 2005.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Note 1 to the Company’s consolidated financial statements (included in Item 8 of the 10-K) lists significant accounting policies used in the development and presentation of its financial statements.  This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

Results of Operations

OVERVIEW

Net income for the Company for the quarter ended March 31, 2004 was $1.23 million, an increase of 8.5%, as compared to $1.13 million for the same period in 2003.  Basic and diluted earnings per share were $.36 and $.35, respectively for the first quarter of 2004 compared to basic and diluted earnings per share of $.33 for the first quarter of 2003.

The following are the key ratios for the Company as of March 31:

	Three Months Ended March 31,
	2004	2003

Return on average assets	.80%	.82%
Return on average shareholders’ equity	9.05%	8.56%
Dividend payout ratio	47.31%	43.66%
Average shareholders’ equity to average assets	8.86%	9.32%

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

Net interest income for the three months ended March 31, 2004 was $4.44 million, an increase of $497,000, or 12.6%, compared to the $3.94 million reported for the first quarter of 2003. The net interest margin increased to 3.33% for the first quarter of 2004 from 3.26% for the first quarter of 2003.

The following summarizes net interest margin information:

	Three Months Ended March 31,
	2004			2003
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(In thousands, except percentages)
Interest Earning Assets:

Loans (1) (2)
Commercial	$236,707	$3,613	6.14	$216,285	$3,604	6.61
Mortgage	37,620	585	6.22	47,720	845	7.08
Consumer	84,964	1,176	5.57	73,709	1,196	6.44
Other	233	—	—	722	—	—
Investments (2)	195,687	2,108	4.31	151,644	1,582	4.14
Federal funds sold	33	—	0.00	2,607	8	1.22
Other short-term investment	73	3	16.53	1,158	5	1.71

Total interest earning assets	$555,317	$7,485	5.42	$493,845	$7,239	5.82

Interest Bearing Liabilities:
Transaction accounts	$177,903	$515	1.16	$168,161	$469	1.11
Certificates of deposit	168,066	1,535	3.67	157,314	1,574	3.97
Securities sold under agreement to repurchase	39,230	179	1.81	21,068	75	1.41
Short-term borrowings	52,274	165	1.27	2,505	10	1.58
Long-term borrowings	34,500	301	3.45	71,858	840	4.64
Junior subordinated debt/mandatory redeemable capital securities	15,000	193	5.17	15,000	219	5.79

Total interest bearing liabilities	486,973	2,888	2.39	435,906	3,187	2.90

Non-interest bearing deposits	64,601			60,173

Total cost of funds	$551,574	2,888	2.11	$496,079	3,187	2.55

Net interest margin (fully taxable equivalent)		$4,597	3.33		$4,052	3.26

(1)                                  Loan fees have been included in the interest income totals presented.  Nonaccrual loans have been included in average loan balances.

(2)                                  Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

Average interest-earning assets for the three months ended March 31, 2004 were $555.3 million, a $61.5 million, or 12.4%, increase over average earning assets of $493.8 million for the first quarter of 2003. The yield on average interest earning assets decreased by 0.40%, to 5.42% for the first quarter of 2004 compared to the same period of 2003.

Average interest-bearing liabilities for the three months ended March 31, 2004 were $487.0 million, a $51.1 million, or 11.7%, increase over average interest-bearing liabilities of $435.9 million for the first quarter of 2003.  In addition, non-interest-bearing deposits increased to $64.6 million, from $60.2 million for the same time period.  The total cost of funds decreased by 0.44%, to 2.11% for the first quarter of 2004 compared to the same period of 2003.

The lower yield on average earning assets for the first quarter of 2004, as compared to the first quarter of 2003, is primarily the result of loan portfolio principal pay downs.  These cashflows were then reinvested into lower yielding assets at current market rates thereby reducing the yield.

The lower cost of supporting liabilities is the combined result of reduced deposit product interest rates during 2003 and through March 31, 2004, the $4.4 million increase in non-interest-bearing deposits and lower yields on long-term borrowings.  On September 30, 2003, the Company prepaid $40.9 million of fixed rate, high cost Federal Home Loan Bank (FHLB) advances in order to improve future net interest income.  The FHLB advances were replaced with lower cost borrowings and certificates of deposit.

Provision for Loan Losses

The provision for loan losses for the quarter ended March 31, 2004 was $360,000 compared to $295,000 for the first quarter of 2003. The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio.  The $65,000 increase in the provision between the first quarter of 2003 and the first quarter of 2004 is primarily the result of the increase in the overall size of the loan portfolio and a slight increase in classified loans.  The Company continues to maintain strong asset quality ratios in light of the continued growth in the Company’s loan portfolio, to $358.6 million at March 31, 2004 from $341.0 million at March 31, 2003 and management’s assessment of the credit quality factors existing at this time.  The ratio of the allowance for loan losses to loans outstanding at March 31, 2004 and March 31, 2003 was 1.28% and 1.16%, respectively.  Please see further discussion under the caption “Allowance for Loan Losses.”

Other Income

Total other income for the three months ended March 31, 2004 totaled $4.06 million, an increase of $353,000, or 9.5%, over other income of $3.70 million for the same period in 2003.

One of the Company’s primary sources of other income is commissions and other revenue generated through sales of insurance products through the Company’s insurance subsidiary, Essick & Barr, LLC. Revenues from insurance operations totaled $2.7 million for the first quarter of 2004 compared to $2.2 million for the same period in 2003, an increase of 25.3%. This increase is the result of increased revenues from our existing Essick & Barr and The Boothby Group divisions and the acquisition of certain assets of the CrosStates agency on September 30, 2003.

Included in other income for the first quarter of 2004 is $154,000 of net realized gains on the sales of securities, and a $34,000 loss on the sale of approximately $2.9 million of portfolio mortgage loans.  Included in other income for the first quarter of 2003 is a $110,000 gain on the sale of equity securities, and a $21,000 gain on the sale of portfolio SBA loans.

Customer service fees increased 19.7% for the first quarter of 2004 as compared to the same period in 2003, to $426,000 from $356,000.  This increase is primarily due to an expanded customer base, new services, and a new fee-pricing schedule.

Income from mortgage banking activities decreased by $391,000, or 63.1%, for the first quarter of 2004 as compared to the same period in 2003, to $229,000 from $620,000. This decrease is primarily due to the slowdown in the refinance market that started in the fourth quarter of 2003 as a result of higher interest rates.  The mortgage purchase market has remained strong and the refinance activity increased in the second half of the quarter, but not at the levels of the first quarter of 2003.

Revenues generated by the Company’s investment services subsidiaries declined to $129,000, or 18.9%, for the first quarter of 2004, from $159,000 for the first quarter of 2003.  The focus of the Company’s investment services subsidiaries is on generating recurring fee business, which resulted in increased 401K plan revenues in the first quarter of 2004, compared to the first quarter of 2003, and in annuity sales, the revenues of which are included with insurance commissions and revenues.

Other income increased 56.3% for the first quarter of 2004 as compared to the same period in 2003, to $450,000 from $288,000.  This change is primarily due to the increase in the cash surrender value of bank owned life insurance of $207,000 in 2004, as compared to $95,000 in 2003.  The company purchased an additional $3.8 million of insurance in July 2003.  Also included is an $82,000 loss on the Company’s investment in an affordable housing, corporate tax credit limited partnership, which is discussed under “Income Taxes”.

Other Expense

Total other expense for the quarter ended March 31, 2004 was $6.6 million compared to $5.8 million for the quarter ended March 31, 2003, a 14.4% increase.

Salary and benefits expense for the first quarter of 2004 increased by 16.4% to $3.9 million from $3.3 million for the first quarter of 2003. This increase is the result of an increase in the number of full time equivalent employees, to 238 at March 31, 2004 from 232 at March 31, 2003, primarily due to the CrosStates acquisition, the overall merit increases applied to base salaries during the past twelve months, and increases in employee health insurance costs consistent with national trends.

Occupancy and equipment expense for the first quarter of 2004 was $983,000, a $199,000, or 25.4%, increase over the $784,000 for the first three months of 2003.  This increase is primarily attributable to the addition and related construction costs of two financial service centers, our new operations center, and expenses related to the acquisition of CrosStates Insurance in 2003, partially offset by the sale of three financial centers in 2003.

The amortization of identifiable intangible assets for the first quarter of 2004 increased to $84,000 from $68,000 for the same period of 2003 and resulted from the acquisition of certain assets of the CrosStates Insurance agency in the second half of 2003.

Outside processing services expense increased 36.0% to $521,000 for the first quarter of 2004 from $383,000 for the same period in 2003.  This increase is a result of amortization expense associated with the change to Metavante Corporation as our core bank information system provider, higher processing costs related to improved products and services on the Metavante banking platform and an overall increase in the number of serviced customer accounts.

Other operating expenses decreased 14.9% to $513,000 for the first quarter of 2004 from $603,000 for the same period in 2003. Decreases in loan fees and costs, travel expense, state taxes and miscellaneous expenses accounted for most of the decrease.

Income Taxes

The effective income tax rate for the Company for the first quarter of 2004 was 19.10% compared to 27.80% for the first quarter of 2003. The effective income tax rate for the first quarter of 2004 was lower than the rate for the comparable period in 2003 primarily as a result of the increase in tax-advantaged income from additional bank owned life insurance and the federal tax benefit of $147,000 from our $5.0 million investment in an affordable housing, corporate tax credit limited partnership.

Financial Condition

The total assets of the Company at March 31, 2004 were $613.2 million, a decrease of $9.0 million, or 1.4%, since December 31, 2003.

Mortgage Loans Held for Sale

Mortgage loans held for sale increased $549,000, or 42.9%, to $1.8 million at March 31, 2004 from $1.3 million at December 31, 2003.  This increase is related to the timing of when loans are closed and sold in the secondary market.

Securities Available for Sale

Investment securities available for sale decreased 9.0% to $182.6 million at March 31, 2004 from $200.7 million at December 31, 2003. Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity.  The decrease during the first quarter of 2004 was a result of our strategy to use principal paydowns to reduce overnight borrowings and our liability sensitive interest rate risk position as of December 31, 2003.

Loans

Total loans increased to $358.6 million at March 31, 2004 from $357.5 million at December 31, 2003, an increase of $1.1 million or 0.3%.

The components of loans were as follows:

	March 31, 2004	December 31, 2003
	(In thousands)
Residential real estate	$96,728	$97,796
Commercial	100,967	101,208
Commercial, secured by real estate	100,671	101,360
Consumer, net of unearned income	12,652	11,285
Home equity lines of credit	47,538	45,833

Loans	358,556	357,482

Allowance for loan losses	(4,585)	(4,356)

Loans, net of allowance for loan losses	$353,971	$353,126

Commercial loans decreased to $201.7 million at March 31, 2004 from $202.6 million at December 31, 2003, a decrease of $930,000 or .46%.  New volume has remained strong, however several large payoffs occurred including several classified loans that served to strengthen our portfolio quality.

In addition, consumer loans, including home equity lending products, increased to $60.2 million at March 31, 2004 from $57.1 million at December 31, 2003, an increase of $3.1 million, or 5.4%.  This increase is primarily the result of marketing efforts relating to our home equity products.

Loans secured by residential real estate (not including home equity lending products but including commercial loans secured by residential real estate) decreased $1.1 million, or 1.1%, between December 31, 2003 and March 31, 2004, from $97.8 million to $96.7 million. This decrease is primarily related to the low interest rate environment that increased the number of loans that repaid prior to maturity.  This decrease is also net of approximately $2.9 million of lower yielding fixed rate mortgage portfolio loans sold during the quarter to reduce interest rate risk.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2004 was $4.6 million compared to $4.4 million at December 31, 2003. Additions to the allowance are made from time to time based upon management’s assessment of credit quality factors existing at that time.  The Company performs a review of the credit quality of its loan portfolio on a monthly basis to determine the adequacy of the allowance for loan losses. The allowance at March 31, 2004 was 1.28% of outstanding loans compared to 1.22% of outstanding loans at December 31, 2003.

The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio.  Additions to the allowance are charged through the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.  Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, the value of any underlying collateral, risk characteristics in the loan portfolio, local and national economic conditions, and other relevant factors.  Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.  Based upon the results of such reviews, management believes that the allowance for loan losses at March 31, 2004 was adequate to absorb credit losses inherent in the portfolio at that date.

The following table shows the activity in the Company’s allowance for loan losses:

	Three Months Ended
	March 31, 2004	March 31, 2003
	(Amounts in thousands)
Balance of allowance for loan losses, beginning of period	$4,356	$4,182
Loans charged-off:
Commercial, financial and agricultural	14	570
Real estate – mortgage	98	—
Consumer	26	33
Total loans charged-off	138	603
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	(1)	(29)
Real estate – mortgage	(2)	(41)
Consumer	(4)	(11)
Total recoveries	(7)	(81)
Net loans charged-off	131	522
Provision for loan losses	360	295
Balance, end of period	$4,585	$3,955

Net charge-offs to average loans	.15%	.15%
Allowance for loan losses to loans outstanding	1.28%	1.16%
Loans outstanding at end of period (net of unearned income)	$358,556	$341,041
Average balance of loans outstanding during the period	358,283	338,436

The following table summarizes the Company’s non-performing assets:

	March 31, 2004	December 31, 2003
	(Dollar amounts in thousands)
Non-accrual loans
Real estate – mortgage	$408	$129
Consumer	—	18
Commercial, financial and agricultural	360	674
Total	768	821

Loans past due 90 days or more and still accruing interest
Real estate – mortgage	30	46
Consumer	—	16
Commercial, financial and agricultural	424	—
Total	454	62

Troubled debt restructurings	342	631

Total non-performing loans	1,564	1,514

Other real estate owned	293	309

Total non-performing assets	$1,857	$1,823

Non-performing loans to total loans	0.43%	0.42%
Non-performing assets to total loans plus OREO	0.51%	0.51%

Premises and Equipment

Components of premises and equipment were as follows:

	March 31, 2004	December 31, 2003
	(In thousands)
Land and land improvements	$2,094	$2,094
Buildings	6,056	5,982
Leasehold improvements	2,025	2,028
Furniture and equipment	5,700	5,574
	15,875	15,678

Less accumulated depreciation	2,947	2,771

Premises and equipment, net	$12,928	$12,907

Additions in 2004 include costs of approximately $60,000 for renovations to the Hamburg financial center.

Deposits

Total deposits at March 31, 2004 were $421.4 million compared to $408.6 million at December 31, 2003, an increase of $12.8 million, or 3.1%.

The components of deposits were as follows:

	March 31, 2004	December 31, 2003
	(In thousands)
Demand, non-interest bearing	$67,318	$67,711
Demand, interest bearing	127,777	118,395
Savings	56,855	54,835
Time, $100,000 and over	43,336	43,202
Time, other	126,092	124,439

Total deposits	$421,378	$408,582

The increase is primarily due to a successful promotional program run during the three months ended March 31, 2004.

Borrowings

Total debt and borrowings decreased by $29.6 million or 19.3% to $123.5 million at March 31, 2004 from $153.2 million at December 31, 2003.  Federal funds purchased declined 50.3% to $30.9 million at March 31, 2004 from $62.1 million at December 31, 2003.  The repayment of these funds was primarily accomplished throughout the quarter using proceeds from investment securities paydowns and increases in deposit account balances.  Long-term debt, composed of borrowings with the Federal Home Loan Bank, and junior subordinated debt/mandatory redeemable capital debentures remained the same from December 31, 2003 to March 31, 2004.

Off Balance Sheet Arrangements

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	March 31, 2004	December 31, 2003
	(In thousands)

Commitments to grant loans	$23,060	$18,166
Unfunded commitments under lines of credit	108,684	103,984
Financial & performance standby letters of credit	8,966	9,166

Capital

Total shareholders’ equity increased $3.2 million to $56.5 million at March 31, 2004 from $53.4 million at December 31, 2003.  The increase is the net result of net income for the period of $1.228 million less dividends declared of $581,000, proceeds of $418,000 from the issuance of shares of common stock under the Company’s employee and director stock plans and directors compensation, net increase in unrealized gain on securities available for sale, net of tax, of $1.7 million and the reissuance of treasury stock of $365,000 in connection with earn outs of contingent consideration to principals from the acquisition of The Boothby Group insurance agency and First Affiliated Investments.

Federal bank regulatory agencies have established certain capital-related criteria that must be met by banks and bank holding companies.  The measurements that incorporate the varying degrees of risk contained in balance sheets and exposure to off-balance sheet commitments were established to provide a framework for comparing different institutions.

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

The following table sets forth the Company’s capital amounts and ratios:

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Tier I
Common shareholders’ equity (excluding unrealized gains (losses) on securities)	$54,534	$53,104
Disallowed intangible assets	(13,905)	(13,597)
Junior subordinated debt/mandatory redeemable capital debentures	15,000	15,000
Tier II
Allowable portion of allowance for loan losses	4,585	4,356
Unrealized gains on available for sale equity securities	309	223

Risk-based capital	$60,523	$59,086

Risk adjusted assets (including off- balance sheet exposures)	$425,759	$472,838

Leverage ratio	9.26%	9.32%
Tier I risk-based capital ratio	13.07%	11.53%
Total risk-based capital ratio	14.22%	12.50%

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

An important indicator in the banking industry is the leverage ratio, defined as the ratio of Tier I capital less intangible assets, to average quarterly assets less intangible assets.  The leverage ratio at March 31, 2004 was 9.26% compared to 9.32% at December 31, 2003. The decrease in this ratio resulted primarily from a larger increase in the risk adjusted assets compared to a smaller increase in risk-based capital.  The mandatory redeemable securities are included for regulatory purposes as Tier I capital with certain limiting restrictions.  At March 31, 2004, the entire amount of these securities was allowable to be included as Tier I capital for the Company.  For both periods, the capital ratios were above minimum regulatory guidelines.

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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” which was revised in December 2003.  This Interpretation provides guidance for the consolidation of variable interest entities (VIEs).  First Leesport Capital Trust I and Leesport Capital Trust II (the “Trusts”) each qualify as a variable interest entity under FIN 46.  The Trusts issued mandatory redeemable preferred securities (Trust Preferred Securities) to third-party investors and loaned the proceeds to the Company.  The Trusts hold, as their sole assets, subordinated debentures issued by the Company.

FIN 46 required the Company to deconsolidate the Trusts from the consolidated financial statements as of March 31, 2004.  There has been no restatement of prior periods. The impact of this deconsolidation was to increase junior subordinated debentures by $15,000,000 and reduce the mandatory redeemable capital debentures line item by $15,000,000 which had represented the trust preferred securities of the trust.  The Company’s equity interest in the trust subsidiaries of $538,000, which had previously been eliminated in consolidation, is now reported in “Other assets” as of March 31, 2004.  For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.  The adoption of FIN 46 did not have an impact on the Company’s results of operations or liquidity.

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

At March 31, 2004, the Company had a total of $123.5 million, or 20.1%, of total assets in borrowed funds.  These borrowings included $18.2 million of repurchase agreements with customers, $25.0 million of repurchase agreements for securities, $30.9 million of federal funds purchased, $34.5 million of term borrowings with the Federal Home Loan Bank, and $15.0 million in junior subordinated debt.  The FHLB borrowings have final maturities ranging from May 2004 through February 2009 at interest rates ranging from 1.29% to 4.97%.  At March 31, 2004, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $122 million.

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

During March 2004, the Company entered into an interest rate swap agreement with a notional amount of $10 million.  This derivative financial instrument didn’t qualify as a cashflow hedge and was carried on the balance sheet until it was terminated, also in March 2004.  The transaction did not have a significant impact on the Company’s results of operations.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC.

Item 4 - Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004.  There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Securities and Exchange Commission Rule 13a-14 defines “disclosure controls and procedures” as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, control and procedures designed to ensure that such information is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.                                                             Legal Proceedings - None

Item 2.                                                             Changes in Securities

On January 30, 2004, the Company issued a total of 13,339 shares of common stock as contingent consideration to the five former shareholders of The Boothby Group, Inc., which the Company acquired on October 1, 2002, pursuant to a formula contained in the purchase agreement relating to post-closing revenues of the business.  On February 2, 2004, the Company issued a total of 2,105 shares of common stock as contingent consideration to the former owner of First Affiliated Investment Group, which the Company acquired on August 30, 2002, pursuant to a formula contained in the purchase agreement relating to post-closing revenues of the business.  The shares of common stock issued in these transactions were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering.

Item 3.                                                             Defaults Upon Senior Securities - None

Item 4.                                                             Submission of Matters to Vote of Security Holders - None

Item 5.                                                             Other Information - None

Item 6.                                     Exhibits and Reports on Form 8-K

(a)                    Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K –  The Company furnished a Current Report on Form 8-K, dated February 2, 2004, to report the Company’s fourth quarter 2003 earnings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEESPORT FINANCIAL CORP.
(Registrant)

Dated: May 14, 2004	By	/s/Raymond H. Melcher, Jr.

Raymond H. Melcher, Jr.
Chairman, President and Chief
Executive Officer

Dated: May 14, 2004	By	/s/Stephen A. Murray

Stephen A. Murray
Senior Vice President and
Chief Financial Officer