Form 10-Q
period 2004-06-30
LEESPORT FINANCIAL CORP
filed 2004-08-13
CIK 775662

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2004,

or

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

(610) 208-0966
(Registrants telephone number, including area code)

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of August 12, 2004
COMMON STOCK ($5.00 Par Value)	3,413,094
(Title of Class)	(Outstanding Shares)

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

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Cash and due from banks	$19,447	$15,227
Interest-bearing deposits in banks	30	11

Total cash and cash equivalents	19,477	15,238

Federal funds sold	—	1,100
Mortgage loans held for sale	1,921	1,280
Securities available for sale	178,671	200,650
Loans, net of allowance for loan losses 06/04 - $4,801; 12/03 - $4,356	387,831	353,126
Premises and equipment, net	13,253	12,907
Identifiable intangible assets	4,191	4,369
Goodwill	9,580	9,200
Bank owned life insurance	11,103	10,789
Other assets	16,936	13,593

TOTAL ASSETS	$642,963	$622,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$69,930	$67,711
Interest bearing	363,807	340,871
Total deposits	433,737	408,582

Securities sold under agreements to repurchase	46,867	41,588
Federal funds purchased	51,360	62,090
Long-term debt	31,000	34,500
Mandatory redeemable capital debentures	—	15,000
Junior subordinated debt	15,000	—
Other liabilities	12,910	7,115

Total liabilities	590,874	568,875

Shareholders’ Equity
Common Stock, $5.00 par value; authorized 20,000,000 shares; 3,459,137 shares issued at June 30, 2004 and 3,439,310 shares issued at December 31, 2003	17,296	17,197
Surplus	18,844	18,426
Retained earnings	19,854	18,535
Accumulated other comprehensive income (loss)	(3,009)	273
Treasury stock; 46,043 shares at June 30, 2004 and 55,487 shares at December 31, 2003, at cost	(896)	(1,054)

Total shareholders’ equity	52,089	53,377

Total liabilities and shareholders’ equity	$642,963	$622,252

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Interest income:
Interest and fees on loans	$5,604	$5,791	$10,956	$11,415
Interest on securities:
Taxable	1,493	1,463	3,132	2,712
Tax-exempt	220	178	449	356
Dividend income	96	47	198	111
Interest on federal funds sold	—	1	—	9
Other interest income	2	1	5	6
Total interest income	7,415	7,481	14,740	14,609

Interest expense:
Interest on deposits	2,065	2,099	4,114	4,142
Interest on short-term borrowings	139	29	304	39
Interest on securities sold under agreements to repurchase	184	61	363	136
Interest on long-term debt	277	908	578	1,748
Interest on mandatory redeemable capital debentures	—	211	—	430
Interest on junior subordinated debt	202	—	395	—
Total interest expense	2,867	3,308	5,754	6,495
Net interest income	4,548	4,173	8,986	8,114

Provision for loan losses	300	375	660	670
Net interest income after provision for loan losses	4,248	3,798	8,326	7,444
Other income:
Customer service fees	422	376	848	732
Mortgage banking activities	255	840	484	1,460
Commissions and fees from insurance sales	2,530	2,341	5,231	4,489
Brokerage and investment advisory commissions and fees	120	211	249	370
Net gain on sale of loans	85	—	51	21
Other income	322	351	772	639
Net realized gains on sales of securities	46	85	200	195

Total other income	3,780	4,204	7,835	7,906

Other expense:
Salaries and employee benefits	3,686	3,359	7,540	6,669
Occupancy expense	508	493	1,045	976
Equipment expense	439	342	885	643
Marketing and advertising expense	361	358	666	665
Amortization of identifiable intangible assets	94	69	178	137
Professional services	311	306	566	543
Outside processing	500	737	1,021	1,120
Insurance expense	122	97	222	185
Other expense	593	595	1,106	1,198

Total other expense	6,614	6,356	13,229	12,136
Income before income taxes	1,414	1,646	2,932	3,214

Income taxes	162	467	452	902
Net income	$1,252	$1,179	$2,480	$2,312

See Notes to Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

EARNINGS PER SHARE DATA

Average shares outstanding	3,415,543	3,388,656	3,408,191	3,399,325
Basic earnings per share	$0.37	$0.35	$0.73	$0.68
Average shares outstanding for diluted earnings per share	3,476,242	3,418,033	3,471,681	3,428,702
Diluted earnings per share	$0.36	$0.34	$0.71	$0.67
Cash dividends declared per share	$0.17	$0.16	$0.34	$0.32

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months ended June 30, 2004 and 2003

(Dollar amounts in thousands, except share data)

			Surplus	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Treasury Stock	Total

	Common Stock
	Number of Shares Issued	Par Value
Balance, December 31, 2003	3,439,310	$17,197	$18,426	$18,535	$273	$(1,054)	$53,377

Net Income	—	—	—	2,480	—	—	2,480
Change in net realized gains (losses) on securities available for sale, net of reclassification adjustment and income taxes	—	—	—	—	(3,282)	—	(3,282)

Total comprehensive (loss)							(802)
Purchase of treasury stock (6,000 shares)	—	—	—	—	—	(140)	(140)
Reissuance of treasury stock (15,444 shares)	—	—	66	—	—	298	364

Common stock issued in connection with directors’ compensation	6,890	34	128	—	—	—	162

Common stock issued in connection with directors and employee stock purchase plans	12,937	65	224	—	—	—	289

Cash dividends declared ($.34 per share)	—	—	—	(1,161)	—	—	(1,161)

Balance, June 30, 2004	3,459,137	$17,296	$18,844	$19,854	$(3,009)	$(896)	$52,089

			Surplus	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Treasury Stock	Total

	Common Stock
	Number of Shares Issued	Par Value
Balance, December 31, 2002	3,241,606	$16,208	$15,573	$18,978	$2,141	$—	$52,900

Net Income	—	—	—	2,312	—	—	2,312
Change in net realized gains (losses) on securities available for sale, net of reclassification adjustment and income taxes	—	—	—	—	373	—	373

Total comprehensive income							2,685
Purchase of treasury stock (50,200 shares)	—	—	—	—	—	(949)	(949)

Common stock issued in connection with directors’ compensation	7,953	40	115	—	—	—	155

Common stock issued in connection with directors and employee stock purchase plans	11,521	57	172	—	—	—	229

Common stock dividend (5%)	161,949	810	2,383	(3,200)	—	—	(7)

Cash dividends declared ($.32 per share)	—	—	—	(1,076)	—	—	(1,076)

Balance, June 30, 2003	3,423,029	$17,115	$18,243	$17,014	$2,514	$(949)	$53,937

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Six Months Ended
	June 30, 2004	June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,480	$2,312
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	660	670
Provision for depreciation and amortization of premises and equipment	636	496
Amortization of identifiable intangible assets	178	137
Deferred income taxes	(270)	(270)
Director stock compensation	162	155
Net amortization securities premiums and discounts	324	923
Amortization of mortgage servicing rights	85	178
Net realized (gains) losses on sale of foreclosed real estate	18	(37)
Net realized gains on sales of securities	(200)	(195)
Proceeds from sales of loans held for sale	19,778	68,010
Net gains on sale of loans	(507)	(1,374)
Loans originated for sale	(19,980)	(51,907)
Increase in cash surrender value of life insurance	(315)	(176)
(Increase) decrease in accrued interest receivable and other assets	1,247	(1,829)
Increase in accrued interest payable and other liabilities	3,467	906
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,763	17,999

CASH FLOW FROM INVESTING ACTIVITIES
Available for sale securities:
Purchases	(24,003)	(101,034)
Principal repayments, maturities and calls	16,716	51,524
Proceeds from sales	23,528	20,906
Net decrease in federal funds sold	1,100	—
Net increase in loans receivable	(38,966)	(24,754)
Proceeds from sale of loans	3,601	—
Net (increase) decrease in Federal Home Loan Bank Stock	625	(562)
Proceeds from sale of foreclosed real estate	254	204
Purchases of premises and equipment	(982)	(3,076)
Purchase of limited partnership investment	(975)	—
NET CASH USED IN INVESTING ACTIVITIES	(19,102)	(56,792)

CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposits	25,155	41,134
Net increase (decrease) in federal funds purchased	(10,730)	674
Net increase (decrease) in securities sold under agreements to repurchase	5,279	(677)
Proceeds from long-term debt	—	14,000
Repayments of long-term debt	(3,500)	(6,000)
Purchase of treasury stock	(140)	(949)
Proceeds from the exercise of stock options and stock purchase plans	289	229
Reissuance of treasury stock	364	—
Cash dividends paid	(1,139)	(1,044)
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,578	47,367
Increase in cash and cash equivalents	4,239	8,574

Cash and cash equivalents:
Beginning	15,238	16,490
Ending	$19,477	$25,064

Cash payments for:	$5,656	$6,564
Interest
Taxes	$1,060	$705

See Notes to Consolidated Financial Statements.

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

The results of operations for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.  For purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, and interest bearing deposits in other banks.  For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Earnings per common share for the respective periods indicated have been computed based upon the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(Dollar amounts in thousands)

Net income available to shareholders	$1,252	$1,179	$2,480	$2,312

Average shares outstanding	3,415,543	3,388,656	3,408,191	3,399,325
Effect of dilutive stock options	60,699	29,377	63,490	29,377
Average number of shares used to calculate diluted earnings per share	3,476,242	3,418,033	3,471,681	3,428,702

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollar amounts in thousands)
Unrealized holding gains (losses) on available for sale securities	$(7,548)	$1,185	$(4,788)	$760
Reclassification adjustment for gains realized in income	(46)	(85)	(200)	(195)
Net unrealized gains (losses)	(7,594)	1,100	(4,988)	565
Income tax effect	2,582	(373)	1,706	(192)
Other comprehensive income (loss)	$(5,012)	$727	$(3,282)	$373

4.                                       Contingent Liabilities and Guarantees

In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, letters of credit and commitments to sell loans.  Such financial instruments are recorded in the consolidated balance sheets when they become receivable or payable.

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	June 30, 2004	December 31, 2003
	(Dollar amounts in thousands)
Commitments to grant loans	$23,207	$18,166
Unfunded commitments under lines of credit	106,657	103,984
Financial and performance standby letters of credit	9,044	9,166

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $9,044,000 of financial and performance standby letters of credit as of June 30, 2004.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next 24 months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of June 30, 2004 for guarantees under standby letters of credit is not material.

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

	Banking and Financial Services	Insurance Services	Investment Services	Total
	(Dollar amounts in thousands)

Three months ended June 30, 2004
Net interest income and other income from external sources	$5,678	$2,530	$120	$8,328
Income (loss) before income taxes	1,045	453	(84)	1,414

Three months ended June 30, 2003
Net interest income and other income from external sources	$5,825	$2,341	$211	$8,377
Income (loss) before income taxes	1,341	434	(129)	1,646

Six months ended June 30, 2004
Net interest income and other income from external sources	$11,341	$5,231	$249	$16,821
Income (loss) before income taxes	2,050	963	(81)	2,932

Six months ended June 30, 2003
Net interest income and other income from external sources	$11,161	$4,489	$370	$16,020
Income (loss) before income taxes	2,689	795	(270)	3,214

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

The Company has an Independent Directors Stock Option Plan.  The total number of shares available for issuance under the Plan is 105,125 shares.  The Plan covers all directors of the Company who are not employees.  The option price for options issued under the Plan will be equal to the fair market value of the Company’s common stock on the date of grant.  Options granted under the plan are exercisable six months after the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant’s relationship with the Company ceases or twelve months from the date of the participant’s death or disability.

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

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(Dollar amounts in thousands except share data)

Net income as reported	$1,252	$1,179	$2,480	$2,312
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(45)	(38)	(93)	(77)

Pro forma net income	$1,207	$1,141	$2,387	$2,235

Basic earnings per share:
As reported	$.37	$.35	$.73	$.68
Pro forma	$.35	$.34	$.70	$.66

Diluted earnings per share:
As reported	$.36	$.34	$.71	$.67
Pro forma	$.35	$.33	$.69	$.65

7.                                       Debt and Borrowings

Total debt decreased by $9.0 million or 5.8% to $144.2 million at June 30, 2004 from $153.2 million at December 31, 2003.  The decrease in total debt and borrowings was primarily due to the Company repaying overnight federal funds which declined to $51.4 million at June 30, 2004 from $62.1 million at December 31, 2003.  The repayment of these funds was primarily accomplished throughout the quarter using proceeds from investment securities pay downs and increases in deposit account balances.

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

FIN 46 required the Company to deconsolidate the Trusts from the consolidated financial statements as of March 31, 2004.  There has been no restatement of prior periods.  The impact of this deconsolidation was to increase junior subordinated debentures by $15,000,000 and reduce the mandatory redeemable capital debentures line item by $15,000,000 which had represented the trust preferred securities of the trust.  The Company’s equity interest in the trust subsidiaries of $538,000, which had previously been eliminated in consolidation, is now reported in “Other assets”.  For regulatory purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice.  If regulators make a determination that trust Preferred Securities can no longer be considered in regulatory capital, the securities will become callable and the Company may redeem them.  The adoption of FIN 46 did not have an impact on the Company’s results of operations or liquidity.

9.                                       Acquisitions and Divestitures

On April 16, 2004, the Company entered into an agreement and plan of merger with Madison Bancshares Group, Ltd. (“Madison”).  The agreement provides, among other things, for the merger of Madison into the Company and the subsequent merger of Madison Bank, the wholly owned banking subsidiary of Madison, into Leesport Bank, with Leesport Bank surviving the merger as a subsidiary of the Company.  Madison Bank will maintain its trade name and become a division of Leesport Bank.  As of June 30, 2004, Madison had total assets of $215.6 million, loans of $197.2 million and deposits of $177.7 million.  The merger agreement provides for each of the approximately 2.16 million shares of Madison’s common stock to be exchanged for 0.6028 shares of the Company’s common stock.  In addition, each of the options to acquire Madison’s stock will receive cash for the difference between their option price and $15.65.  The acquisition is subject to all required regulatory approvals and by Leesport and Madison shareholders, and is expected to be completed in the fourth quarter of 2004.

On September 30, 2003, the Company acquired certain assets of CrosStates Insurance Consultants, Inc. (CrosStates), a full service insurance agency that specializes in personal and casualty insurance headquartered in Langhorne, Pennsylvania.  CrosStates has become a division of the Company’s Essick & Barr, LLC insurance agency.  As a result of this acquisition, Essick & Barr, LLC expanded its retail and commercial insurance presence in southeastern Pennsylvania counties.

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

10.                                 Investment in Limited Partnership

On December 29, 2003, the Bank entered into a limited partner subscription agreement with Midland Corporate Tax Credit XVI Limited Partnership, pursuant to which the Bank will receive special tax credits and other tax benefits. The Bank subscribed to a 6.2% interest in the partnership, which is subject to an adjustment depending on the final size of the partnership at a purchase price of $5 million. This investment is included in other assets and is not guaranteed.  It is accounted for in accordance with Statement of Position (SOP) 78-9, “Accounting for Investments in Real Estate Ventures,” using the equity method. This agreement was accompanied by a payment of $1,675,000.  The associated non-interest bearing promissory note payable included in other liabilities was $2,350,000 at June 30, 2004 and $3,325,000 at December 31, 2003.  Installments are payable as requested.  The next scheduled payment was July 1, 2004 for $700,000.  The Company expects the installments to be fully funded by January 2005.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Note 1 to the Company’s consolidated financial statements (included in Item 8 of the Form 10-K) lists significant accounting policies used in the development and presentation of its financial statements.  This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

Results of Operations

OVERVIEW

Net income for the Company for the quarter ended June 30, 2004 was $1.25 million, an increase of 6.2% as compared to $1.18 million for the same period in 2003.  For the first six months of 2004, net income was $2.48 million, an increase of 7.3% as compared to $2.31 million for the same period in 2003.  Basic and diluted earnings per share were $.37 and $.36, respectively, for the second quarter of 2004 compared to basic and diluted earnings per share of $.35 and $.34, respectively, for the same period of 2003.  For the first six months of 2004, basic and diluted earnings per share were $.73 and $.71, respectively, compared to basic and diluted earnings per share of $.68 and $.67, respectively, for the same period of 2003.

The following are the key ratios for the Company as of June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Return on average assets	.81%	.81%	.80%	.81%
Return on average shareholders’ equity	9.28%	8.89%	9.16%	8.73%
Dividend payout ratio	46.32%	47.20%	46.82%	46.83%
Average shareholders’ equity to average assets	8.69%	9.05%	8.78%	9.32%

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

Net interest income for the three months ended June 30, 2004 was $4.54 million, an increase of $366,000, or 8.8%, compared to the $4.17 million reported for the second quarter of 2003. Net interest income for the six months ended June 30, 2004 was $8.99 million, an increase of $872,000, or 10.7%, compared to the $8.11 million reported for the same period of 2003.  The net interest margin increased to 3.36% for the second quarter of 2004 from 3.21% for the second quarter of 2003.  The net interest margin increased to 3.35% for the first six months of 2004 from 3.27% for the same period of 2003. The net interest margin was positively impacted during 2004 by an increase in the investment portfolio yield, increased non-interest bearing deposits, maturities of higher priced certificates of deposit and lower long-term borrowing costs.

The following summarizes net interest margin information:

	Three Months Ended June 30,
	2004			2003
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands)
Interest-Earning Assets:
Loans (1) (2)
Commercial	$245,644	$3,672	5.91	$225,544	$3,693	6.57
Mortgage	40,538	767	7.57	58,387	924	6.33
Consumer	89,313	1,198	5.39	77,580	1,195	6.18
Other	1,105	—	—	2,571	—	—
Investments (2)	186,815	1,945	4.16	170,811	1,782	4.18
Federal Funds Sold	—	—	—	148	1	2.71
Other short-term investment	—	—	—	457	1	0.88

Total interest-earning assets	$563,415	$7,582	5.32	$535,498	$7,596	5.69

Interest-Bearing Liabilities:
Transaction accounts	$189,010	$540	$1.15	$175,231	$459	$1.05
Certificates of deposit	168,185	1,525	3.66	167,560	1,641	3.93
Securities sold under agreement to repurchase	41,735	184	1.74	17,669	61	1.38
Short-term borrowings	44,471	139	1.26	8,410	30	1.43
Long-term borrowings	33,192	277	3.30	76,857	911	4.75
Junior subordinated debt/mandatory redeemable capital securities	15,000	202	5.44	15,000	206	5.51

Total interest-bearing liabilities	491,593	2,867	2.35	460,727	3,308	2.88

Noninterest-bearing deposits	69,827			65,983

Total cost of funds	$561,420	2,867	2.06	$526,710	3,308	2.52
Net interest margin (fully taxable equivalent)		$4,715	3.36		$4,288	3.21

	Six Months Ended June 30,
	2004			2003
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands)
Interest-Earning Assets:
Loans (1) (2)
Commercial	$241,175	$7,285	5.97	$220,940	$7,297	6.66
Mortgage	39,079	1,352	6.92	53,176	1,769	6.62
Consumer	87,138	2,373	5.48	75,655	2,390	6.37
Other	669	—	—	1,652	—	—
Investments (2)	191,287	4,056	4.24	161,281	3,362	4.20
Federal Funds Sold	16	1	1.26	1,371	9	1.32
Other short-term investment	—	—	—	805	6	1.50

Total interest-earning assets	$559,364	$15,067	5.33	$514,880	$14,833	5.81

Interest-Bearing Liabilities:
Transaction accounts	$183,456	$1,055	$1.16	$171,714	$927	$1.09
Certificates of deposit	168,125	3,059	3.66	162,465	3,215	3.99
Securities sold under agreement to repurchase	40,483	363	1.77	19,359	135	1.41
Short-term borrowings	48,372	304	1.26	5,473	40	1.47
Long-term borrowings	33,846	578	3.38	74,628	1,748	4.72
Junior subordinated debt/mandatory redeemable capital securities	15,000	395	5.31	15,000	430	5.78

Total interest-bearing liabilities	489,282	5,754	2.37	448,639	6,495	2.92

Noninterest-bearing deposits	67,214			63,094

Total cost of funds	$556,496	5,754	2.08	$511,733	6,495	2.56
Net interest margin (fully taxable equivalent)		$9,313	3.35		$8,338	3.27

(1)          Loan fees have been included in the interest income totals presented.  Nonaccrual loans have been included in average loan balances.

(2)          Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

Average interest-earning assets for the three months ended June 30, 2004 were $563.4 million, a $28.0 million, or 5.2%, increase over average interest-earning assets of $535.4 million for the first quarter of 2003.  Average interest-earning assets for the six months ended June 30, 2004 were $559.4 million, a $44.6 million, or 8.6%, increase over average interest-earning assets of $514.8 million for the first six months of 2003.  The yield on average interest-earning assets decreased by 0.37%, to 5.32% for the second quarter of 2004 compared to the same period of 2003.  The yield on average interest-earning assets decreased by 0.48%, to 5.33% for the first six months of 2004 compared to the same period of 2003.

Average interest-bearing liabilities for the three months ended June 30, 2004 were $491.6 million, a $30.9 million, or 6.7%, increase over average interest-bearing liabilities of $460.7 million for the same period of 2003.  Average interest-bearing liabilities for the first six months ended June 30, 2004 were $489.3 million, a $40.7 million, or 9.1%, increase over average interest-bearing liabilities of $448.6 million for the same period of 2003. In addition, the average noninterest-bearing deposits increased to $69.8 million for the three months ended June 30, 2004, from $65.9 million for the same time period of 2003.  The interest rate on the total cost of funds decreased by 0.46%, to 2.06% for the three months ended June 30, 2004 compared to the same period of 2003.  The average noninterest-bearing deposits increased to $67.2 million for the six months ended June 30, 2004, from $63.1 million for the same time period of 2003.  The interest rate on the total cost of funds decreased by 0.48%, to 2.08% for the six months ended June 30, 2004 compared to the same period of 2003.

The lower yield on average earning assets for the first three and six month periods of 2004, as compared to the first three and six month periods of 2003, is primarily the result of increased commercial and consumer loan volume at lower current market rates thereby reducing the yield.

The lower cost of supporting liabilities is the combined result of reducing deposit product interest rates during 2003 and throughout 2004, the increase in non-interest-bearing deposits and lower yields on long-term borrowings.  On September 30, 2003, the Company prepaid $40.9 million of fixed rate, high cost Federal Home Loan Bank (FHLB) advances in order to improve future net interest income.  The FHLB advances were replaced with lower cost borrowings and certificates of deposit.

Provision for Loan Losses

The provision for loan losses for the quarter ended June 30, 2004 was $300,000 compared to $375,000 for the same period of 2003. The provision for loan losses for the six months ended June 30, 2004 was $660,000 compared to $670,000 for the same period of 2003.  The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio.  The Company continues to maintain strong asset quality ratios in light of the continued growth in the Company’s loan portfolio, to $392.6 million at June 30, 2004 from $359.2 million at June 30, 2003, and management’s assessment of the credit quality factors existing at this time.  The ratio of the allowance for loan losses to loans outstanding at June 30, 2004 and June 30, 2003 was 1.22% and 1.17%, respectively.  Please see further discussion under the caption “Allowance for Loan Losses.”

Other Income

Total other income for the three months ended June 30, 2004 totaled $3.8 million, a decrease of $424,000, or 10.1%, over other income of $4.2 million for the same period in 2003.  Total other income for the six months ended June 30, 2004 totaled $7.8 million, a decrease of $71,000, or 0.9%, over other income of $7.9 million for the same period in 2003.

Customer service fees increased 12.2% for the second quarter of 2004 as compared to the same period in 2003, from $376,000 to $422,000.  Customer service fees increased 15.8% for the first six months of 2004 as compared to the same period in 2003, from $732,000 to $848,000.  These increases are primarily due to an expanded customer base, new services, and a new fee-pricing schedule.

Income from mortgage banking activities decreased by $585,000 or 69.6% for the second quarter of 2004 as compared to the same period in 2003, from $840,000 to $255,000. Income from mortgage banking activities decreased by $976,000 or 66.8% for the first six months of 2004 as compared to the same period in 2003, from $1,460,000 to $484,000.  These decreases are primarily due to the slowdown in the refinance market due to higher interest rates.

One of the Company’s sources of other income is commissions and other revenue generated primarily through sales of insurance products through the Company’s insurance subsidiary, Essick & Barr, LLC.  Revenues from insurance operations totaled $2.5 million for the second quarter of 2004 compared to $2.3 million for the same period in 2003, an increase of 8.1%.  Revenues from insurance operations totaled $5.2 million for the first six months of 2004 compared to $4.5 million for the same period in 2003, an increase of 16.5%.  These increases are primarily the result of the acquisition of certain assets of the CrosStates agency on September 30, 2003.  Additionally, insurance and annuity commissions generated through the Company’s wealth management subsidiary, Leesport Wealth Management, LLC, increased to $32,000, for the second quarter of 2004, from $2,000 for the same period in 2003 and increased to $194,000, for the first six months of 2004, from $45,000 for the same period in 2003.

Brokerage and investment advisory commissions and fees decreased to $120,000, or 43.1%, for the second quarter of 2004, from $211,000 for the same period 2003.  Brokerage and investment advisory commissions and fees decreased to $249,000, or 32.7%, for the first six months of 2004, from $370,000 for the same period 2003.  These decreases are primarily due to decreased volume in brokerage and investment advisory activity.

Included in other income for the first six months of 2004 is a $200,000 gain on the sale of equity securities, and a $51,000 net gain on the sale of portfolio loans.  Included in other income for the first six months of 2003 is a $195,000 gain on the sale of equity securities, and a $21,000 net gain on the sale of portfolio loans.

Other income decreased 8.3% for the first quarter of 2004 as compared to the same period in 2003, to $322,000 from $351,000.  Other income increased 20.8% for the first six months of 2004 as compared to the same period in 2003, to $772,000 from $639,000.  This change is primarily due to the increase in the cash surrender value of bank owned life insurance of $315,000 in 2004, as compared to $176,000 in 2003.  The company purchased an additional $3.8 million of insurance in July 2003.  Also included, are losses of $83,000 and $166,000, respectively, for the three and six months of 2004, on the Company’s investment in an affordable housing, corporate tax credit limited partnership, which is discussed under “Income Taxes”.

Other Expense

Other expense for the quarter ended June 30, 2004 was $6.6 million compared to $6.4 million for the quarter ended June 30, 2003, a 4.1% increase.  Other expense for the first six months of 2004 was $13.2 million compared to $12.1 million for the same period of 2003, a 9.0% increase.

Salary and benefits expense for the second quarter of 2004 increased by 9.7% to $3.7 million from $3.4 million for the same period of 2003. Salary and benefits expense for the first six months of 2004 increased by 13.1% to $7.5 million from $6.7 million for the same period of 2003. This increase is the result of an increase in the number of full time equivalent employees, to 246 at June 30, 2004 from 243 at June 30, 2003, primarily due to the CrosStates acquisition and partially offset by the sale of three financial centers in 2003, overall merit increases applied to base salaries during the past twelve months and increases in employee health insurance costs consistent with national trends.  The salaries and benefits expense also includes total commissions paid of $239,000 for the quarter ended June 30, 2004 compared to $321,000 for the same period in 2003 and $500,000 for the six months ended June 30, 2004 compared to $546,000 for the same period in 2003.  These decreases are due primarily to reduced volume for brokerage and investment advisory services.

Occupancy expense for the second quarter of 2004 was $508,000, a $15,000 or 3.0% increase over the $493,000 for the same period of 2003.  Occupancy and equipment expense for the first six months of 2004 was $1,045,000, a $69,000 or 7.1% increase over the $976,000 for the same period of 2003.  These increases are primarily attributable to the addition and related construction costs of two financial service centers, our new operations center, and expenses related to the acquisition of CrosStates Insurance in 2003, partially offset by the sale of three financial centers in 2003.

Equipment expense increased 28.4%, to $439,000 for the second quarter of 2004 from $342,000 for the same period in 2003.  Equipment expense increased 37.6%, to $885,000 for the first six months of 2004 from $643,000 for the same period in 2003.  These increases are primarily attributable to the addition of two financial service centers, our new operations center, and expenses related to the acquisition of CrosStates Insurance in 2003, partially offset by the sale of three financial centers in 2003.

The amortization of identifiable intangible assets for the second quarter of 2004 was $94,000 compared to $69 for the same period of 2003. The amortization of identifiable intangible assets for the first six months of 2004 was $178,000 compared to $137 for the same period of 2003.  These increases are primarily attributable to the acquisition of CrosStates Insurance in 2003.

Outside processing expenses decreased 32.2% to $500,000 for the second quarter of 2004 from $737,000 for the same period of 2003.  Outside processing expenses decreased 8.8% to $1,021,000 for the first six months of 2004 from $1,120,000 for the same period of 2003.  These decreases are primarily the result of conversion related expenses in the second quarter of 2003 associated with the implementation of a new core banking system.

Income Taxes

The effective income tax rate for the Company for the second quarter of 2004 was 11.46% compared to 28.37% for the same period of 2003. The effective income tax rate for the Company for the first six months of 2004 was 15.42% compared to 28.06% for the same period of 2003.  The effective income tax rate for the first six months of 2004 was lower than the rate for the comparable period in 2003 primarily as a result of the increase in tax-advantaged income from additional bank owned life insurance, an increase in tax-advantaged income from tax exempt loans and investment securities and a federal tax benefit of $297,000 from our $5.0 million investment in an affordable housing, corporate tax credit limited partnership.

Financial Condition

The total assets of the Company at June 30, 2004 were $643.0 million, an increase of approximately $20.7 million, or 3.3%, since December 31, 2003.

Mortgage Loans Held for Sale

Mortgage loans held for sale increased $641,000 or 50.1% to $1.9 million at June 30, 2004 from $1.3 million at December 31, 2003.  This increase is related to the timing of when loans are closed and sold in the secondary market.

Securities Available for Sale

Investment securities available for sale decreased 11.0% to $178.7 million at June 30, 2004 from $200.7 million at December 31, 2003. Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity.  The decrease during the first six months of 2004 was a result of our strategy to use principal paydowns to fund loan growth and to reduce overnight borrowings.

Loans

Total loans increased to $392.6 million at June 30, 2004 from $357.5 million at December 31, 2003, an increase of $35.1 million or 9.8%.

The components of loans were as follows:

	June 30, 2004	December 31, 2003
	(Dollar amounts in thousands)
Residential real estate	$103,530	$97,796
Commercial	109,538	101,208
Commercial, secured by real estate	118,043	101,360
Consumer, net of unearned income	11,303	11,285
Home equity lines of credit	50,218	45,833

Loans	392,632	357,482

Allowance for loan losses	(4,801)	(4,356)

Loans, net of allowance for loan losses	$387,831	$353,126

Loans secured by residential real estate (not including home equity lending products) increased $5.7 million, or 5.9%, between December 31, 2003 and June 30, 2004, from $97.8 million to $103.5 million.  This increase is primarily due to an increase in market rates reducing the amount of principal repayments from loan refinancing.  This increase is also net of approximately $2.9 million of lower yielding fixed rate mortgage portfolio loans and $750,000 of SBA loans sold during the period.

Commercial loans increased to $227.6 million at June 30, 2004 from $202.6 million at December 31, 2003, an increase of $25.0 million or 12.3%.  The increase is due primarily to an increase in variable-rate term loans and lines of credit and tax exempt loans.

In addition, home equity lines of credit increased to $50.2 million at June 30, 2004 from $45.8 million at December 31, 2003, an increase of $4.4 million, or 7.7%.  This increase is primarily the result of marketing efforts relating to our home equity products.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2004 was $4.8 million compared to $4.4 million at December 31, 2003.  Additions to the allowance are made from time to time based upon management’s assessment of credit quality factors existing at that time.  The Company performs a review of the credit quality of its loan portfolio on a monthly basis to determine the adequacy of the allowance for loan losses. The allowance at June 30, 2004 was 1.22% of outstanding loans compared to 1.22% of outstanding loans at December 31, 2003.

The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio.  Additions to the allowance are charged through the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.  Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, the value of any underlying collateral, risk characteristics in the loan portfolio, local and national economic conditions, and other relevant factors.  Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.  Based upon the results of such reviews, management believes that the allowance for loan losses at June 30, 2004 was adequate to absorb credit losses inherent in the portfolio at that date.

The following table shows the activity in the Company’s allowance for loan losses:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(Dollar amounts in thousands)

Balance of allowance for loan losses, beginning of period	$4,585	$3,955	$4,356	$4,182
Loans charged-off:
Commercial, financial and agricultural	34	178	48	748
Real estate – mortgage	54	—	152	—
Consumer	5	17	31	50
Total loans charged-off	93	195	231	798
Recoveries of loans previously charged-off
Commercial, financial and agricultural	(4)	(73)	(5)	(102)
Real estate – mortgage	(1)	—	(3)	(41)
Consumer	(4)	—	(8)	(11)
Total recoveries	(9)	(73)	(16)	(154)
Net loans charged-off	84	122	215	644
Provision for loan losses	300	375	660	670
Balance, end of period	$4,801	$4,208	$4,801	$4,208

Net charge-offs to average loans	.09%	.13%	.12%	.37%
Allowance for loan losses to loans outstanding	1.22%	1.17%	1.22%	1.17%
Loans outstanding at end of period (net of unearned income)	$392,632	$359,204	$392,632	$359,204
Average balance of loans outstanding during the period	376,600	364,084	368,061	351,423

The following table summarizes the Company’s non-performing assets:

	June 30 2004	December 31, 2003
	(Dollar amounts in thousands)
Non-accrual loans
Real estate – mortgage	$195	$129
Consumer	—	18
Commercial, financial and agricultural	610	674
Total	805	821

Loans past due 90 days or more and still accruing
Real estate – mortgage	8	46
Consumer	120	16
Commercial, financial and agricultural	20	—
Total	148	62

Troubled debt restructurings	338	631

Total non-performing loans	1,291	1,514

Other real estate owned (OREO)	37	309

Total non-performing assets	$1,328	$1,823

Non-performing loans to total loans	0.33%	0.42%
Non-performing assets to total loans plus OREO	0.34%	0.51%

Premises and Equipment

Components of premises and equipment were as follows:

	June 30, 2004	December 31, 2003
	(Dollar amounts in thousands)
Land and land improvements	$2,296	$2,094
Buildings	5,936	5,982
Leasehold improvements	2,032	2,028
Furniture and equipment	6,197	5,574
	16,461	15,678

Less: accumulated depreciation	3,208	2,771

Premises and equipment, net	$13,253	$12,907

Additions in 2004 include costs for the renovations to the Hamburg financial center.

Deposits

Total deposits at June 30, 2004 were $433.7 million compared to $408.6 million at December 31, 2003, an increase of $25.1 million, or 6.2%.

The components of deposits were as follows:

	June 30, 2004	December 31, 2003
	(Dollar amounts in thousands)
Demand, non-interest bearing	$69,930	$67,711
Demand, interest bearing	135,468	118,395
Savings	57,491	54,835
Time, $100,000 and over	44,640	43,202
Time, other	126,208	124,439

Total deposits	$433,737	$408,582

The increase is due primarily to successful marketing programs and excellent customer service.

Borrowings

Total debt and borrowings decreased by $9.0 million or 5.8% to $144.2 million at June 30, 2004 from $153.2 million at December 31, 2003.  Federal funds purchased declined 17.3% to $51.4 million at June 30, 2004 from $62.1 million at December 31, 2003.  Long-term debt, composed of borrowings with the Federal Home Loan Bank, decreased by $3.5 million or 10.1% to $31.0 million at June 30, 2004 from $34.5 million at December 31, 2003.  The repayment of these funds was primarily accomplished throughout the first half of 2004 using proceeds from investment securities paydowns and increases in deposit account balances.  Junior subordinated debt/mandatory redeemable capital debentures remained unchanged from December 31, 2003 to June 30, 2004.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	June 30, 2004	December 31, 2003
	(Dollar amounts in thousands)
Commitments to grant loans	$23,207	$18,166
Unfunded commitments under lines of credit	106,657	103,984
Financial and performance standby letters of credit	9,044	9,166

Capital

Total shareholders’ equity decreased $1.3 million, to $52.1 million at June 30, 2004 from $53.4 million at December 31, 2003.  The decrease is the net result of net income for the period of $2.5 million less dividends declared of $1.2 million, proceeds of $451,000 from the issuance of shares of common stock under the Company’s employee and director stock purchase plans and directors compensation, net decrease in unrealized gain on securities available for sale, net of tax, of $3.3 million, the purchase of treasury stock of $140,000 and the reissuance of treasury stock of $364,000 in connection with payments of contingent consideration to principals from the acquisition of The Boothby Group insurance agency and First Affiliated Investments.

Federal bank regulatory agencies have established certain capital-related criteria that must be met by banks and bank holding companies.  The measurements that incorporate the varying degrees of risk contained in the Banks’ balance sheets and exposure to off-balance sheet commitments were established to provide a framework for comparing different institutions.

As required by federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy.  Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments.  For the Company, Tier I capital consists of common shareholders’ equity plus mandatory redeemable capital securities less intangible assets, and Tier II capital includes Tier I capital plus the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets.  By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier I and Tier II capital.

The following table sets forth the Company’s capital amounts and ratios.

	June 30 2004	December 31, 2003
	(Dollar amounts in thousands)
Tier I
Common shareholders’ equity (excluding unrealized gains (losses) on securities	$55,098	$53,104
Disallowed intangible assets	(13,810)	(13,597)
Junior subordinated debt/mandatory redeemable capital debentures	15,000	15,000
Tier II
Allowable portion of allowance for loan losses	4,801	4,356
Unrealized gains on available for sale equity securities	—	223

Risk-based capital	$61,089	$59,086

Risk adjusted assets (including off-balance sheet exposures)	$472,490	$472,838

Leverage ratio	9.22%	9.32%
Tier I risk-based capital ratio	11.91%	11.53%
Total risk-based capital ratio	12.93%	12.50%

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

An important indicator in the banking industry is the leverage ratio, defined as the ratio of Tier I capital less intangible assets, to average quarterly assets less intangible assets.  The leverage ratio at June 30, 2004 was 9.22% compared to 9.32% at December 31, 2003.  The decrease in this ratio resulted primarily from a larger increase in average assets compared to a smaller increase in risk-based capital. The mandatory redeemable securities are included for regulatory purposes as Tier I capital with certain limiting restrictions.  At June 30, 2004, the entire amount of these securities was allowable to be included as Tier I capital for the Company.  For both periods, the capital ratios were above minimum regulatory guidelines.

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

FIN 46 required the Company to deconsolidate the Trusts from the consolidated financial statements as of March 31, 2004.  There has been no restatement of prior periods. The impact of this deconsolidation was to increase junior subordinated debentures by $15,000,000 and reduce the mandatory redeemable capital debentures line item by $15,000,000 which had represented the trust preferred securities of the trust.  The Company’s equity interest in the trust subsidiaries of $538,000, which had previously been eliminated in consolidation, is now reported in “Other assets”.  For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.  The adoption of FIN 46 did not have an impact on the Company’s results of operations or liquidity.

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

At June 30, 2004, the Company had a total of $144.2 million, or 22.4%, of total assets in borrowed funds.  These borrowings included $46.9 million of repurchase agreements with customers, $51.3 million of federal funds purchased, $31.0 million of term borrowings with the Federal Home Loan Bank, and $15.0 million in mandatory redeemable capital securities.  The FHLB borrowings have final maturities ranging from July 2004 through February 2009 at interest rates ranging from 1.67% to 4.97%.  At June 30, 2004, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $126.9 million.

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

Item 4 - Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief financial Officer conclude that the Company’s disclosure controls and procedures are effective as of June 30, 2004.  There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1                Legal Proceedings - None

Item 2                Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table sets forth certain information relating to shares of the Company’s common stock repurchased by the Company during the quarter ended June 30, 2004.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #1(April 1 - April 30, 2004)	—	—	—	—

Month #2 (May 1 - May 31, 2004)	5,000	$23.30	5,000	101,513

Month #3 (June 1, - June 30, 2004)	1,000	$23.65	1,000	100,513

Total	6,000	$23.53	6,000	100,513

On May 20, 2004, the Company announced the extension of its stock repurchase plan, originally effective January 1, 2003, for the repurchase of up to 162,000 shares of the Company’s common stock.

Item 3                Defaults Upon Senior Securities – None

Item 4                Submission of Matters to Vote of Security Holders

At the annual meeting of shareholders held on April 27, 2004, shareholders of the Company approved the:

1.                                       Election of Karen A. Rightmire, Michael L. Shor and Alfred J. Weber as Class I directors of the Company to serve until 2007.

There was no solicitation in opposition to the nominees of the Board of Directors.  The votes cast in the election with respect to each individual nominee were as follows:

Nominee	For	Withheld

Karen A. Rightmire	2,878,215	173,928
Michael L. Shor	2,968,591	83,552
Alfred J. Weber	2,876,558	175,585

2.                                       Ratification of Beard Miller Company LLP as the Company’s independent auditors for the year ending December 31, 2004.

The votes cast in this matter were as follows:

For	Against	Withheld

3,016,166	32,388	3,589

Item 5                Other Information - None

Item 6                Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer

(b)  Reports on Form 8-K – The Company furnished a Current Report on Form 8-K, dated April 27, 2004, to report the Company’s first quarter 2004 earnings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEESPORT FINANCIAL CORP.
(Registrant)

Dated: August 12, 2004	By	/s/Raymond H. Melcher, Jr.

Raymond H. Melcher, Jr.
Chairman, President and Chief
Executive Officer

Dated: August 12, 2004	By	/s/Stephen A. Murray

Stephen A. Murray
Senior Vice President and
Chief Financial Officer