Form 10-Q
period 2004-09-30
LEESPORT FINANCIAL CORP
filed 2004-11-15
CIK 775662

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2004,

or

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK ($5.00 Par Value)	Number of Shares Outstanding as of November 15, 2004 4,747,128
(Title of Class)	(Outstanding Shares)

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

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Cash and due from banks	$17,849	$15,227
Interest-bearing deposits in banks	22	11

Total cash and cash equivalents	17,871	15,238

Federal funds sold	—	1,100
Mortgage loans held for sale	1,783	1,280
Securities available for sale	174,792	200,650
Loans, net of allowance for loan losses 09/04 - $5,012, 12/03 - $4,356	394,680	353,126
Premises and equipment, net	14,625	12,907
Identifiable intangible assets	4,098	4,369
Goodwill	9,580	9,200
Bank owned life insurance	11,227	10,789
Other assets	15,754	13,593

TOTAL ASSETS	$644,410	$622,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$69,737	$67,711
Interest bearing	368,278	340,871
Total deposits	438,015	408,582

Securities sold under agreements to repurchase	49,272	41,588
Federal funds purchased	31,000	62,090
Long-term debt	42,500	34,500
Mandatory redeemable capital debentures	—	15,000
Junior subordinated debt	15,000	—
Other liabilities	12,877	7,115

Total liabilities	588,664	568,875

Shareholders’ Equity
Common stock, $5.00 par value; Authorized 20,000,000 shares; 3,460,473 shares issued at September 30, 2004 and 3,439,310 shares issued at December 31, 2003	17,302	17,197
Surplus	18,858	18,426
Retained earnings	20,606	18,535
Accumulated other comprehensive (loss) income	(124)	273
Treasury stock; 46,043 shares at September 30, 2004 and 55,487 shares at December 31, 2003, at cost	(896)	(1,054)

Total shareholders’ equity	55,746	53,377

Total liabilities and shareholders’ equity	$644,410	$622,252

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Interest income:
Interest and fees on loans	$5,933	$5,536	$16,889	$16,951
Interest on securities:
Taxable	1,503	1,350	4,635	4,062
Tax-exempt	163	229	612	585
Dividend income	101	41	299	152
Interest on federal funds sold	—	—	—	9
Other interest income	3	1	8	7
Total interest income	7,703	7,157	22,443	21,766

Interest expense:
Interest on deposits	2,123	2,040	6,237	6,182
Interest on short-term borrowings	132	58	436	97
Interest on securities sold under agreement to repurchase	198	69	561	205
Interest on long-term debt	311	909	889	2,657
Interest on mandatory redeemable capital debentures	—	206	—	636
Interest on junior subordinated debt	221	—	616	—
Total interest expense	2,985	3,282	8,739	9,777
Net interest income	4,718	3,875	13,704	11,989

Provision for loan losses	240	75	900	745
Net interest income after provision for loan losses	4,478	3,800	12,804	11,244
Other income:
Customer service fees	441	393	1,289	1,125
Mortgage banking activities	278	695	762	2,155
Commissions and fees from insurance sales	2,827	2,297	8,058	6,786
Brokerage and investment advisory commissions and fees	134	189	383	559
Gain on sale of loans	380	207	431	228
Gain on sale of financial centers	—	3,073	—	3,073
Other income	329	340	1,101	979
Net realized gains (losses) on sales of securities	2	(70)	202	125

Total other income	4,391	7,124	12,226	15,030

Other expense:
Salaries and employee benefits	4,096	3,482	11,636	10,151
Occupancy expense	543	523	1,588	1,499
Equipment expense	471	428	1,356	1,071
Marketing and advertising expense	245	364	911	1,029
Amortization of identifiable intangible assets	94	68	272	205
Professional services	283	339	849	882
Outside processing	471	583	1,492	1,703
Insurance expense	152	116	374	301
FHLB prepayment expense	—	2,482	—	2,482
Other expense	555	878	1,661	2,076
Total other expense	6,910	9,263	20,139	21,399
Income before income taxes	1,959	1,661	4,891	4,875

Income taxes	405	453	857	1,355
Net income	$1,554	$1,208	$4,034	$3,520

EARNINGS PER SHARE DATA

Average shares outstanding	3,413,263	3,374,072	3,409,894	3,390,815
Basic earnings per share	$0.46	$0.36	$1.18	$1.04
Average shares outstanding for diluted earnings per share	3,461,831	3,410,607	3,468,410	3,427,350
Diluted earnings per share	$0.45	$0.35	$1.16	$1.03
Cash dividends declared per share	$0.17	$0.17	$0.51	$0.48

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2004 and 2003

(Dollar amounts in thousands, except share data)

	Common Stock		Surplus	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Treasury Stock	Total
	Number of Shares Issued	Par Value
Balance, December 31, 2003	3,439,310	$17,197	$18,426	$18,535	$273	$(1,054)	$53,377

Net Income	—	—	—	4,034	—	—	4,034
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment	—	—	—	—	(397)	—	(397)

Total comprehensive income							3,637

Purchase of treasury stock	—	—	—	—	—	(140)	(140)
Reissuance of treasury stock	—	—	63	—	—	298	361

Common stock issued in connection with directors compensation	6,890	34	128	—	—	—	162

Common stock issued in connection with directors and employee stock purchase plans	14,273	71	241	—	—	—	312

Cash dividends declared ($.51 per share)	—	—	—	(1,963)	—	—	(1,963)

Balance, September 30, 2004	3,460,473	$17,302	$18,858	$20,606	$(124)	$(896)	$55,746

	Common Stock		Surplus	Retained Earnings	Accum- ulated Other Compre- hensive Income (Loss)	Treasury Stock	Total
	Number of Shares Issued	Par Value
Balance, December 31, 2002	3,241,606	$16,208	$15,573	$18,978	$2,141	$—	$52,900

Net Income	—	—	—	3,520	—	—	3,520
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment	—	—	—	—	(2,503)	—	(2,503)

Total comprehensive income							1,017

Purchase of treasury stock	—	—	—	—	—	(1,054)	(1,054)

Common stock issued in connection with directors compensation	7,953	40	115	—	—	—	155

Common stock issued in connection with directors and employee stock purchase plans	18,524	92	251	—	—	—	343

Common stock dividend (5%)	161,949	810	2,383	(3,200)	—	—	(7)

Cash dividends declared ($.48 per share)	—	—	—	(1,633)	—	—	(1,633)

Balance, September 30, 2003	3,430,032	$17,150	$18,322	$17,665	$(362)	$(1,054)	$51,721

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Nine Months Ended
	September 30, 2004	September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,034	$3,520
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	745
Provision for depreciation and amortization of premises and equipment	970	820
Amortization of identifiable intangible assets	272	205
Deferred income taxes	(361)	375
Director stock compensation	162	155
Net amortization securities premiums and discounts	479	1,375
Amortization of mortgage servicing rights	88	285
Increase in mortgage servicing rights	(134)	(114)
Net realized (gains) losses on sale of foreclosed real estate	18	(5)
Net realized gains on sales of securities	(202)	(125)
Proceeds from sales of loans held for sale	28,718	109,558
Net gains on sale of loans	(998)	(2,108)
Net change in loans held for sale	(28,222)	(88,691)
Increase in cash surrender value of life insurance	(438)	(251)
Gain on sale of financial centers	—	(3,073)
(Increase) decrease in accrued interest receivable and other assets	(1,810)	(851)
Increase (decrease) in accrued interest payable and other liabilities	6,801	(1,322)
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,277	20,498

CASH FLOW FROM INVESTING ACTIVITIES
Available for sale securities:
Purchases	(35,831)	(162,428)
Principal repayments, maturities and calls	23,600	73,001
Proceeds from sales	36,568	53,473
Net decrease in federal funds sold	1,100	—
Net increase in loans receivable	(50,972)	(30,016)
Proceeds from sale of loans	8,518	—
Net (increase) decrease in Federal Home Loan Bank Stock	625	(1,172)
Proceeds from sale of foreclosed real estate	272	301
Proceeds from sale of premises and equipment	—	1,674
Purchases of premises and equipment	(2,689)	(5,387)
Purchases of bank owned life insurance	—	(3,787)
Net cash used in acquisitions	—	(1,045)
Purchase of limited partnership investment	(1,675)	—
NET CASH USED IN INVESTING ACTIVITIES	(20,484)	(75,386)

CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposits	29,432	67,325
Net increase (decrease) in federal funds purchased	(31,090)	35,989
Net increase in securities sold under agreements to repurchase	7,684	21,830
Proceeds from long-term debt	13,500	14,000
Repayments from long-term debt	(5,500)	(50,396)
Purchase of treasury stock	(140)	(1,054)
Proceeds from the exercise of stock options and stock purchase plans	312	343
Reissuance of treasury stock	361	—
Cash dividends paid	(1,719)	(1,602)
Cash disbursed with sale of financial centers	—	(30,702)
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,840	55,733
Increase in cash and cash equivalents	2,633	845

Cash and cash equivalents:
Beginning	15,238	16,490
Ending	$17,871	$17,335

Cash payments for:
Interest	$9,054	$10,667

Taxes	$1,060	$1,330

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Other real estate acquired in settlement of loans	$—	$229

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

The results of operations for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.  For purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, and interest bearing deposits in other banks.  For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Earnings per common share for the respective periods indicated have been computed based upon the following:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(Dollar amounts in thousands)

Net income available to shareholders	$1,554	$1,208	$4,034	$3,520

Average shares outstanding	3,413,263	3,374,072	3,409,894	3,390,815
Effect of dilutive stock options	48,568	36,535	58,516	36,535
Average number of shares used to calculate diluted earnings per share	3,461,831	3,410,607	3,468,410	3,427,350

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollar amounts in thousands)
Unrealized holding gains (losses) on available for sale securities	$4,373	$(4,428)	$(400)	$(3,667)
Reclassification adjustment for (gains) losses realized in income	(2)	70	(202)	(125)
Net unrealized gains (losses)	4,371	(4,358)	(602)	(3,792)
Income tax effect	(1,486)	1,482	205	1,289
Other comprehensive income (loss)	$2,885	$(2,876)	$(397)	$(2,503)

4.           Contingent Liabilities and Guarantees

In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, letters of credit and commitments to sell loans.  Such financial instruments are recorded in the consolidated balance sheets when they become receivable or payable.

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	September 30, 2004	December 31, 2003
	(Dollar amounts in thousands)
Commitments to grant loans	$41,321	$18,166
Unfunded commitments under lines of credit	113,360	103,984
Financial and performance standby letters of credit	12,750	9,166

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $12,750,000 of financial and performance standby letters of credit as of September 30, 2004.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next 24 months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2004 for guarantees under standby letters of credit is not material.

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

	Banking and Financial Services	Insurance Services	Investment Services	Total
	(Dollar amounts in thousands)

Three months ended September 30, 2004
Net interest income and other income from external sources	$6,148	$2,827	$134	$9,109
Income (loss) before income taxes	1,445	541	(27)	1,959

Three months ended September 30, 2003
Net interest income and other income from external sources	$8,520	$2,290	$189	$10,999
Income (loss) before income taxes	1,372	345	(56)	1,661

Nine months ended September 30, 2004
Net interest income and other income from external sources	$17,489	$8,058	$383	$25,930
Income (loss) before income taxes	3,495	1,504	(108)	4,891

Nine months ended September 30, 2003
Net interest income and other income from external sources	$19,674	$6,786	$559	$27,019
Income (loss) before income taxes	4,054	1,147	(326)	4,875

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

The Company has an Independent Directors Stock Option Plan.  The total number of shares available for issuance under the Plan is 105,125 shares.  The Plan covers all directors of the Company who are not employees.  The option price for options issued under the Plan will be equal to the fair market value of the Company’s common stock on the date of grant.  Options granted under the plan are exercisable nine months after the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant’s relationship with the Company ceases or twelve months from the date of the participant’s death or disability.

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

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(Dollar amounts in thousands except share data)

Net income as reported	$1,554	$1,208	$4,034	$3,520
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21)	(35)	(114)	(112)

Pro forma net income	$1,533	$1,173	$3,920	$3,408

Basic earnings per share:
As reported	$.46	$.36	$1.18	$1.04
Pro forma	$.45	$.35	$1.15	$1.01

Diluted earnings per share:
As reported	$.45	$.35	$1.16	$1.03
Pro forma	$.44	$.34	$1.13	$.99

7.           Debt and Borrowings

Total debt decreased by $15.4 million or 10.1% to $137.8 million at September 30, 2004 from $153.2 million at December 31, 2003.  The decrease in total debt and borrowings was primarily due to the Company repaying overnight federal funds which declined to $31.0 million at September 30, 2004 from $62.1 million at December 31, 2003.  The repayment of these funds was primarily accomplished throughout the period using proceeds from investment securities pay downs, increases in deposit account balances and long-term borrowings which increased to $42.5 million at September 30, 2004 from $34.5 million at December 31, 2003.

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

9.           Acquisitions and Divestitures

On April 16, 2004, the Company and its banking subsidiary, Leesport Bank, entered into an agreement and plan of merger with Madison Bancshares Group, Ltd. (“Madison”) and its banking subsidiary, Madison Bank.  The agreement provides, among other things, for the merger of Madison Bank into Leesport Bank, with Leesport Bank surviving the merger as a subsidiary of the Company.  The former Madison Bank will become a division of Leesport Bank operated under the trade name, “Madison Bank”..  As of September 30, 2004, Madison had total assets of $216.6 million, loans of $197.5 million and deposits of $179.4 million.  The merger agreement provides for each of the approximately 2.17 million shares of Madison’s common stock to be exchanged for 0.6028 shares of the Company’s common stock.  In addition, each of the options and warrants to acquire Madison’s stock received cash for the difference between their option price and $15.65.  The acquisition received all required regulatory and shareholder approvals and was completed on October 1, 2004.

On September 30, 2003, the Company acquired certain assets of CrosStates Insurance Consultants, Inc. (CrosStates), a full service insurance agency that specializes in property and casualty insurance headquartered in Langhorne, Pennsylvania.  CrosStates has become a division of the Company’s Essick & Barr, LLC insurance agency.  As a result of this acquisition, Essick & Barr, LLC expanded its retail and commercial insurance presence in southeastern Pennsylvania counties.  The Company paid cash of $1.0 million for CrosStates on September 30, 2003 and recorded a liability of $1.4 million, payable in cash and stock at the then current market value.  This liability is included in other liabilities.  After the first and second years following the acquisition, $1.0 million and $0.4 million, respectively, will be paid.  Also, there are contingent payments totaling up to $1.2 million, payable in cash and stock at the then current market value based on CrosStates achieving certain annual revenue levels through September 30, 2006.  This transaction was accounted for under the purchase method of accounting.  Accordingly, the results of operations of the Company include CrosStates’ results since October 1, 2003.

On September 5, 2003, the Company completed the transaction with The Legacy Bank, Harrisburg, Pennsylvania, to sell its three most northern financial centers: Shenandoah, located in northern Schuylkill County, and Drums and Hazleton, located in Luzerne County.  Included in the sale were approximately $59.6 million in deposits and related accrued interest, loans of approximately $24 million and other assets of approximately $1.0 million.

10.         Investment in Limited Partnership

On December 29, 2003, the Bank entered into a limited partner subscription agreement with Midland Corporate Tax Credit XVI Limited Partnership, where the Bank will receive special tax credits and other tax benefits. The Bank subscribed to a 6.2% interest in the partnership, which is subject to an adjustment depending on the final size of the partnership at a purchase price of $5 million. This investment is included in other assets and is not guaranteed.  It is accounted for in accordance with Statement of Position (SOP) 78-9, “Accounting for Investments in Real Estate Ventures,” using the equity method. This agreement was accompanied by a payment of $1,675,000.  The associated non-interest bearing promissory note payable included in other liabilities was $1,650,000 at September 30, 2004 and $3,325,000 at December 31, 2003.  Installments are payable as requested.  The next scheduled payment is October 1, 2004 for $600,000.  The Company expects the installments to be fully funded by January 2005.

11.         Recent Accounting Pronouncements

During March 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft of a new standard entitled “Share Based Payment,” which would amend FASB Statement No. 123 and FASB Statement No. 95, “Statement of Cash Flows.” The new accounting standard, as proposed, would require the expensing of stock options issued by the Company in the financial statements using a fair-value-based method and would be effective for periods beginning after June 15, 2005. See Note 6 “Stock Option Plans” for pro forma disclosures regarding the effect on net income and income per share if we had applied the fair value recognition provisions of the SFAS No. 123. Depending on the method adopted by the Company to calculate stock-based compensation expense upon the adoption of Share Based Payment, the pro forma disclosure in Note 6 may not be indicative of the stock-based compensation expense to be recognized in periods beginning after June 15, 2005..

In March 2004, the SEC released Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments.”  SAB 105 provides guidance about the measurements of loan commitments recognized at fair value under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies.  SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004.  The adoption of SAB 105 is not expected to have a material effect on our consolidated financial statements.

In March 2004, The FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No., 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1).  EITF 03-1 provides guidance regarding the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and to equity securities accounted for under the cost method.  Included in EITF 03-1 is guidance on how to account for impairments that are solely due to interest rate changes, including changes resulting from increases in sector credit spreads.  This guidance was to become effective for reporting periods beginning after June 15, 2004.  However, on September 30, 2004, the FASB issued a Staff Position that delays the effective date for the recognition and measurement guidance of EITF 03-1 until additional clarifying guidance is issued.  This additional guidance is expected to be issued during and be effective for the fourth quarter of 2004.  We are not able to assess the impact of the adoption of EITF 03-1 until final guidance is issued.

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

The most significant estimates in the preparation of the Company’s financial statements are for the provision and allowance for loans losses, revenue recognition and insurance activities, stock based compensation, derivative financial instruments, purchase accounting, goodwill and intangible assets.

Results of Operations

OVERVIEW

Net income for the Company for the quarter ended September 30, 2004 was $1.55 million, an increase of 28.6%, as compared to $1.21 million for the same period in 2003.  For the first nine months of 2004, net income was $4.03 million, an increase of 14.6%, as compared to $3.52 million for the same period in 2003.  Basic and diluted earnings per share were $.46 and $.45, respectively, for the third quarter of 2004 compared to basic and diluted earnings per share of $.36 and $.35, respectively, for the same period of 2003.  For the first nine months of 2004, basic and diluted earnings per share were $1.18 and $1.16, respectively, for the third quarter of 2004 compared to basic and diluted earnings per share of $1.04 and $1.03, respectively, for the same period of 2003.

The following are the key ratios for the Company as of September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Return on average assets	.97%	.80%	.86%	.81%
Return on average shareholders’ equity	11.53%	9.15%	9.95%	8.87%
Dividend payout ratio	51.93%	46.06%	48.79%	46.57%
Average shareholders’ equity to average assets	8.44%	9.08%	8.66%	9.11%

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

Net interest income for the three months ended September 30, 2004 was $4.72 million, an increase of $843,000, or 21.8%, compared to the $3.88 million reported for the third quarter of 2003. Net interest income for the nine months ended September 30, 2004 was $13.70 million, an increase of $1.71 million, or 14.3%, compared to the $11.99 million reported for the same period of 2003.  The net interest margin increased to 3.44% for the third quarter of 2004 from 2.92% for the third quarter of 2003.  The net interest margin increased to 3.47% for the first nine months of 2004 from 3.14% for the same period of 2003. The improvement in net interest margin for the three and nine month periods, as compared to the same periods in 2003, is due to an increase in the investment portfolio yield, increased non-interest bearing deposits, maturities of higher priced certificates of deposit and lower long-term borrowing costs.

The following summarizes net interest margin information:

	Three Months Ended September 30,
	2004			2003
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$263,534	$4,063	6.10	$229,613	$3,568	6.17
Mortgage	39,550	611	6.18	44,609	831	7.45
Consumer	92,855	1,316	5.70	81,347	1,150	5.61
Other	922	—	—	2,317	—	—
Investments (2)	174,616	1,881	4.31	186,567	1,738	3.70
Federal funds sold	—	—	—	128	—	—
Other short-term investments	—	—	—	922	2.86

Total interest-earning assets	$571,477	$7,871	5.45	$545,503	$7,289	5.30

Interest-Bearing Liabilities:
Transaction accounts	$199,883	$567	1.14	$178,505	$452	1.00
Certificates of deposit	171,326	1,556	3.65	163,325	1,588	3.86
Securities sold under agreement to repurchase	45,205	198	1.72	20,074	69	1.36
Short-term borrowings	31,973	132	1.67	17,802	57	1.27
Long-term borrowings	36,783	311	3.34	78,158	905	4.59
Junior subordinated debt/mandatory redeemable capital securities	15,000	221	5.90	15,000	209	5.53

Total interest-bearing liabilities	500,170	2,985	2.40	472,864	3,280	2.75

Noninterest-bearing deposits	71,723	—		68,997	—

Total cost of funds	$571,893	2,985	2.10	$541,861	3,280	2.40
Net interest margin (fully taxable equivalent)		$4,886	3.44		$4,009	2.92

	Nine Months Ended September 30,
	2004			2003
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$248,683	$11,348	6.00	$223,863	$10,865	6.49
Mortgage	39,237	1,963	6.57	50,289	2,600	6.82
Consumer	89,058	3,689	5.53	77,594	3,540	6.10
Other	754	—	—	1,855	—	—
Investments (2)	185,700	5,938	4.20	169,802	5,099	4.02
Federal funds sold	—	—	—	952	9	1.26
Other short-term investments	—	—	—	845	8	1.27

Total interest-earning assets	$563,432	$22,938	5.35	$525,200	$22,121	5.63

Interest-Bearing Liabilities:
Transaction accounts	$188,972	$1,623	1.15	$174,003	$1,379	1.06
Certificates of deposit	169,200	4,614	3.64	162,755	4,803	3.95
Securities sold under agreement to repurchase	42,068	561	1.75	19,600	205	1.40
Short-term borrowings	42,866	436	1.36	9,628	97	1.35
Long-term borrowings	34,832	889	3.35	75,818	2,653	4.68
Junior subordinated debt/mandatory redeemable capital securities	15,000	616	5.49	15,000	640	5.70

Total interest-bearing liabilities	492,938	8,739	2.37	456,804	9,777	2.86

Noninterest-bearing deposits	68,728	—		65,083	—

Total cost of funds	$561,666	8,739	2.08	$521,887	9,777	2.50
Net interest margin (fully taxable equivalent)		$14,199	3.47		$12,344	3.14

(1)   Loan fees have been included in the interest income totals presented.  Nonaccrual loans have been included in average loan balances.

(2)   Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

Average interest-earning assets for the three months ended September 30, 2004 were $571.5 million, a $26.0 million, or 4.8%, increase over average interest-earning assets of $545.5 million for the third quarter of 2003.  Average interest-earning assets for the nine months ended September 30, 2004 were $563.4 million, a $38.2 million, or 7.3%, increase over average interest-earning assets of $525.2 million for the first nine months of 2003.  The yield on average interest-earning assets increased by 15 basis points, to 5.45%, for the third quarter of 2004 compared to the same period of 2003.  The yield on average interest-earning assets decreased by 28 basis points, to 5.35% for the first nine months of 2004 compared to the same period of 2003.

Average interest-bearing liabilities for the three months ended September 30, 2004 were $500.2 million, a $27.3 million, or 5.8%, increase over average interest-bearing liabilities of $472.9 million for the same period of 2003.  Average interest-bearing liabilities for the first nine months ended September 30, 2004 were $492.9 million, a $36.1 million, or 7.9%, increase over average interest-bearing liabilities of $456.8 million for the same period of 2003. In addition, the average noninterest-bearing deposits increased to $71.7 million for the three months ended September 30, 2004, from $69.0 million for the same time period of 2003.  The interest rate on the total cost of funds decreased by 30 basis points, to 2.10% for the three months ended September 30, 2004 compared to the same period of 2003.  The average noninterest-bearing deposits increased to $68.7 million for the nine months ended September 30, 2004, from $65.1 million for the same time period of 2003.  The interest rate on the total cost of funds decreased by 42 basis points, to 2.08%, for the nine months ended September 30, 2004 compared to the same period of 2003.

The lower yield on average earning assets for the first nine months of 2004, as compared to the first nine months of 2003, is primarily the result of increased commercial and consumer loan volume at lower current market rates thereby reducing the yield.  The higher yield on average earning assets for the three month period ending September 30, 2004, as compared to the three month period ending September 30, 2003, is primarily the result of increased consumer loan volume at increased current market rates, including our prime rate, and lower levels of premium amortization in the investment portfolio thereby increasing the yield.

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

Provision for Loan Losses

The provision for loan losses for the quarter ended September 30, 2004 was $240,000 compared to $75,000 for the same period of 2003. The provision for loan losses for the nine months ended September 30, 2004 was $900,000 compared to $745,000 for the same period of 2003.  The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio.  The Company continues to maintain strong asset quality ratios in light of the continued growth in the Company’s loan portfolio and management’s assessment of the credit quality factors existing at this time.  The ratio of the allowance for loan losses to loans outstanding at September 30, 2004 and September 30, 2003 was 1.25% and 1.22%, respectively.  Please see further discussion under the caption “Allowance for Loan Losses.”

Other Income

Total other income for the three months ended September 30, 2004 totaled $4.4 million, a decrease of $2.7 million, or 38.4%, over other income of $7.1 million for the same period in 2003.  Total other income for the nine months ended September 30, 2004 totaled $12.2 million, a decrease of $2.8 million, or 18.7%, over other income of $15.0 million for the same period in 2003.  Included in total other income for the three months ended September 30, 2003 is the gain of $3.1 million on the sale of the Company’s three most northern financial centers.

Customer service fees increased 12.2% for the third quarter of 2004 as compared to the same period in 2003, from $393,000 to $441,000.  Customer service fees increased 14.6% for the first nine months of 2004 as compared to the same period in 2003, from $1.1 million to $1.3 million.  These increases are primarily due to an expanded customer base, new services, and a new fee-pricing schedule.

Income from mortgage banking activities decreased by $417,000, or 60.0%, for the third quarter of 2004 as compared to the same period in 2003, from $695,000 to $278,000. Income from mortgage banking activities decreased by $1.4 million, or 64.6%, for the first nine months of 2004 as compared to the same period in 2003, from $2,155,000 to $762,000.  These decreases are primarily due to the slowdown in the refinance market due to higher interest rates.

One of the Company’s sources of other income is commissions and other revenue generated primarily through sales of insurance products through the Company’s insurance subsidiary, Essick & Barr, LLC.  Revenues from insurance operations totaled $2.8 million for the third quarter of 2004 compared to $2.3 million for the same period in 2003, an increase of 23.1%.  Revenues from insurance operations totaled $8.1 million for the first nine months of 2004 compared to $6.8 million for the same period in 2003, an increase of 18.7%.  These increases are primarily the result of the acquisition of certain assets of the CrosStates agency on September 30, 2003 and expanded growth in insurance sales.  Additionally, insurance and annuity commissions generated through the Company’s wealth management subsidiary, Leesport Wealth Management, LLC, increased to $49,000, for the third quarter of 2004, from $42,000 for the same period in 2003 and increased to $243,000 for the first nine months of 2004, from $87,000 for the same period in 2003.

Brokerage and investment advisory commissions and fees decreased to $134,000, or 29.1%, for the third quarter of 2004, from $189,000 for the same period 2003.  Brokerage and investment advisory commissions and fees decreased to $383,000, or 31.5%, for the first nine months of 2004, from $559,000 for the same period 2003.  These decreases are primarily due to decreased volume in brokerage and investment advisory activity.

Included in other income are $202,000 and $125,000 of gains on the sale of equity securities for the first nine months of 2004 and 2003, respectively.  Net gains on the sale of loans increased to $380,000, or 83.6%, for the third quarter of 2004, from $207,000 for the same period 2003.  Net gains on the sale of loans increased to $431,000, or 89.0%, for the first nine months of 2004, from $228,000 for the same period 2003.

Other income decreased 3.2% for the third quarter of 2004 as compared to the same period in 2003, to $329,000 from $340,000.  Other income increased 12.5% for the first nine months of 2004 as compared to the same period in 2003, to $1,101,000 from $979,000.  This change is primarily due to the increase in the cash surrender value of bank owned life insurance of $484,000 in 2004, as compared to $286,000 in 2003.  The company purchased an additional $3.8 million of bank owned life insurance in July 2003.  Also included are losses of $83,000 and $249,000, respectively, for the three and nine month periods of 2004, on the Company’s investment in an affordable housing, corporate tax credit limited partnership, which is discussed under “Income Taxes”.

Other Expense

Total other expense for the quarter ended September 30, 2004 was $6.9 million compared to $9.3 million for the quarter ended September 30, 2003, a 25.4% decrease.  Other expense for the first nine months of 2004 was $20.1 million compared to $21.4 million for the same period of 2003, a 5.9% decrease.  Included in total other expenses for the three and nine months ended September 30, 2003 are $2.5 million in prepayment expenses on $40.9 million of FHLB advances refinanced on September 30, 2003.

Salary and benefits expense for the third quarter of 2004 increased by 17.6% to $4.1 million from $3.5 million for the same period of 2003. Salary and benefits expense for the first nine months of 2004 increased by 14.6% to $11.6 million from $10.2 million for the same period of 2003. This increase is primarily the result of an increase in the number of full time equivalent employees to 241 at September 30, 2004 from 228 at September 30, 2003, overall merit increases applied to base salaries during the past twelve months and increases in employee health insurance costs consistent with national trends.  The increase in full time equivalent employees is due primarily to the CrosStates acquisition partially offset by the sale of three financial centers in 2003.  Salaries and benefits expense also includes accrued employee incentive compensation of $315,000 for the quarter ended September 30, 2004 compared to $47,000 for the same period in 2003 and $470,000 for the nine months ended September 30, 2004 compared to $188,000 for the same period in 2003.  Also included in salaries and benefits expense are total commissions paid of $236,000 for the quarter ended September 30, 2004 compared to $358,000 for the same period in 2003 and $736,000 for the nine months ended September 30, 2004 compared to $904,000 for the same period in 2003.  These decreases are due primarily to reduced amounts paid to mortgage originators due to the slowdown in the refinance market.

Occupancy expense for the third quarter of 2004 was $543,000, a $20,000, or 3.8%, increase over the $523,000 for the same period of 2003.  Occupancy expense for the first nine months of 2004 was $1,588,000, an $89,000, or 5.9%, increase over the $1,499,000 for the same period of 2003.  These increases are primarily attributable to the addition and related construction costs of two financial service centers, our new operations center, and expenses related to the acquisition of CrosStates Insurance in 2003, partially offset by the sale of three financial centers in 2003.

Equipment expense increased 10.0%, to $471,000 for the third quarter of 2004 from $428,000 for the same period in 2003.  Equipment expense increased 26.6%, to $1,356,000 for the first nine months of 2004 from $1,071,000 for the same period in 2003.  These increases are primarily attributable to the addition of two financial service centers, our new operations center, and expenses related to the acquisition of CrosStates Insurance in 2003, partially offset by the sale of three financial centers in 2003.

The amortization of identifiable intangible assets for the third quarter of 2004 was $94,000 compared to $68,000 for the same period of 2003. The amortization of identifiable intangible assets for the first nine months of 2004 was $272,000 compared to $205,000 for the same period of 2003.  These increases are primarily attributable to the acquisition of CrosStates Insurance in 2003.

Outside processing expenses decreased 19.2% to $471,000 for the third quarter of 2004 from $583,000 for the same period of 2003.  Outside processing expenses decreased 12.4% to $1,492,000 for the first nine months of 2004 from $1,703,000 for the same period of 2003.  These decreases are primarily the result of conversion related expenses incurred in 2003 associated with the change to Metavante Corporation, our core banking system provider, enabling our financial centers to provide a better platform for delivering improved customer service and lower account processing costs.

Income Taxes

The effective income tax rate for the Company for the third quarter of 2004 was 20.67% compared to 27.27% for the same period of 2003. The effective income tax rate for the Company for the first nine months of 2004 was 17.52% compared to 27.79% for the same period of 2003.  The effective income tax rate for the first three and nine months of 2004 was lower than the rate for the comparable periods in 2003 primarily as a result of the increase in tax-advantaged income from additional bank owned life insurance, an increase in tax-advantaged income from tax exempt loans and a federal tax benefit of $440,000 from our $5.0 million investment in an affordable housing, corporate tax credit limited partnership.

Financial Condition

The total assets of the Company at September 30, 2004 were $644.4 million, an increase of approximately $22.1 million, or 4.7% annualized, since December 31, 2003.

Mortgage Loans Held for Sale

Mortgage loans held for sale increased $503,000, or 52.4% annualized, to $1.8 million at September 30, 2004 from $1.3 million at December 31, 2003.  This increase is related to the timing of when loans are closed and sold in the secondary market.

Securities Available for Sale

Investment securities available for sale decreased 17.2% to $174.8 million at September 30, 2004 from $200.7 million at December 31, 2003. Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity.  The decrease during the first nine months of 2004 was a result of our strategy to use principal paydowns to fund loan growth and to reduce overnight borrowings.

Loans

Total loans increased to $399.7 million at September 30, 2004 from $357.5 million at December 31, 2003, an increase of $42.2 million, or 15.7% annualized.

The components of loans were as follows:

	September 30, 2004	December 31, 2003
	(Dollar amounts in thousands)
Residential real estate	$109,499	$97,796
Commercial	112,226	101,208
Commercial, secured by real estate	115,757	101,360
Consumer, net of unearned income	10,648	11,285
Home equity lines of credit	51,562	45,833
Loans	399,692	357,482

Allowance for loan losses	(5,012)	(4,356)

Loans, net of allowance for loan losses	$394,680	$353,126

Loans secured by residential real estate (not including home equity lending products) increased $11.7 million, or 16.0% annualized, between December 31, 2003 and September 30, 2004, from $97.8 million to $109.5 million.  This increase is primarily due to the slow down in loan refinancing due to increases in current market rates.  This increase is also net of approximately $2.9 million of lower yielding, fixed rate mortgage portfolio loans sold during the period.

Commercial loans increased to $228.0 million at September 30, 2004 from $202.6 million at December 31, 2003, an increase of $25.4 million, or 16.7% annualized.  The increase is due primarily to an increase in variable-rate term loans and lines of credit and tax exempt loans.  This increase is also net of approximately $4.2 million of commercial loans and $1.4 million of SBA loans sold during the period.

In addition, home equity lines of credit increased to $51.6 million at September 30, 2004 from $45.8 million at December 31, 2003, an increase of $5.7 million, or 16.7% annualized.  This increase is primarily the result of marketing efforts relating to our home equity products.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2004 was $5.0 million compared to $4.4 million at December 31, 2003.  Additions to the allowance are made from time to time based upon management’s assessment of credit quality factors existing at that time.  The Company performs a review of the credit quality of its loan portfolio on a monthly basis to determine the adequacy of the allowance for loan losses. The allowance at September 30, 2004 was 1.25% of outstanding loans compared to 1.22% of outstanding loans at December 31, 2003.

The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio.  Additions to the allowance are charged through the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.  Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, the value of any underlying collateral, risk characteristics in the loan portfolio, local and national economic conditions, and other relevant factors.  Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.  Based upon the results of such reviews, management believes that the allowance for loan losses at September 30, 2004 was adequate to absorb credit losses inherent in the portfolio at that date.

The following table shows the activity in the Company’s allowance for loan losses:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(Dollar amounts in thousands)

Balance of allowance for loan losses, beginning of period	$4,801	$4,208	$4,356	$4,182
Loans charged-off:
Commercial, financial and agricultural	(38)	16	(86)	(732)
Real estate – mortgage	(6)	(178)	(158)	(178)
Consumer	(18)	40	(49)	(10)
Total loans charged-off	(62)	(122)	(293)	(920)
Recoveries of loans previously charged-off
Commercial, financial and agricultural	10	47	15	149
Real estate – mortgage	8	(33)	11	8
Consumer	15	(11)	23	—
Total recoveries	33	3	49	157
Net loans charged-off	(29)	(119)	(244)	(763)
Provision for loan losses	240	75	900	745
Balance, end of period	$5,012	$4,164	$5,012	$4,164

Net charge-offs to average loans	.03%	.13%	.09%	.29%
Allowance for loan losses to loans outstanding	1.25%	1.22%	1.25%	1.22%
Loans outstanding at end of period (net of unearned income)	$399,692	$340,178	$399,692	$340,178
Average balance of loans outstanding during the period	$396,861	$357,886	$377,732	$353,601

The following table summarizes the Company’s non-performing assets:

	September 30 2004	December 31, 2003
	(Dollar amounts in thousands)
Non-accrual loans
Real estate – mortgage	$376	$129
Consumer	117	18
Commercial, financial and agricultural	570	674
Total	1,063	821

Loans past due 90 days or more and still accruing
Real estate – mortgage	91	46
Consumer	—	16
Commercial, financial and agricultural	202	—
Total	293	62

Troubled debt restructurings	299	631

Total non-performing loans	1,655	1,514

Other real estate owned	19	309

Total non-performing assets	$1,674	$1,823

Non-performing loans to total loans	0.41%	0.42%
Non-performing assets to total loans plus OREO	0.42%	0.51%

Premises and Equipment

Components of premises and equipment were as follows:

	September 30, 2004	December 31, 2003
	(Dollar amounts in thousands)
Land and land improvements	$2,296	$2,094
Buildings	5,992	5,982
Leasehold improvements	2,033	2,028
Furniture and equipment	7,795	5,574
	18,116	15,678

Less: accumulated depreciation	3,491	2,771

Premises and equipment, net	$14,625	$12,907

Additions in 2004 include approximately $211,000 for renovations to the Hamburg financial center and approximately $536,000 in new computer and other equipment purchases.

Deposits

Total deposits at September 30, 2004 were $438.0 million compared to $408.6 million at December 31, 2003, an increase of $29.4 million, or 9.6% annualized.

The components of deposits were as follows:

	September 30, 2004	December 31, 2003
	(Dollar amounts in thousands)
Demand, non-interest bearing	$69,737	$67,711
Demand, interest bearing	137,094	118,395
Savings	65,466	54,835
Time, $100,000 and over	41,226	43,202
Time, other	124,492	124,439

Total deposits	$438,015	$408,582

The increase is due primarily to the continuing success of our retail marketing programs and excellent customer service.

Borrowings

Total debt and borrowings decreased by $15.4 million, or 13.4% annualized, to $137.8 million at September 30, 2004 from $153.2 million at December 31, 2003.  Federal funds purchased decreased by $31.1 million, or 66.8% annualized, to $31.0 million at September 30, 2004 from $62.1 million at December 31, 2003.  Long-term debt, composed of borrowings with the Federal Home Loan Bank, increased by $8.0 million, or 30.9% annualized, to $42.5 million at September 30, 2004 from $34.5 million at December 31, 2003.  The decrease in total debt and borrowings was primarily accomplished throughout the nine months of 2004 using proceeds from investment securities paydowns and increases in deposit account balances.  Junior subordinated debt/mandatory redeemable capital debentures remained unchanged from December 31, 2003 to September 30, 2004.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	September 30, 2004	December 31, 2003
	(Dollar amounts in thousands)
Commitments to grant loans	$41,321	$18,166
Unfunded commitments under lines of credit	113,360	103,984
Financial and performance standby letters of credit	12,750	9,166

Capital

Total shareholders’ equity increased $2.3 million, to $55.7 million at September 30, 2004 from $53.4 million at December 31, 2003.  The increase is the net result of net income for the period of $4.0 million less dividends declared of $2.0 million, proceeds of $474,000 from the issuance of shares of common stock under the Company’s employee and director stock purchase plans and directors compensation, net decrease in unrealized gain on securities available for sale, net of tax, of $397,000, the purchase of treasury stock of $140,000 and the reissuance of treasury stock of $364,000 in connection with earn-outs of contingent consideration to principals from the acquisition of The Boothby Group insurance agency and First Affiliated Investments.

Federal bank regulatory agencies have established certain capital-related criteria that must be met by banks and financial holding companies.  The measurements that incorporate the varying degrees of risk contained in the Company’s balance sheet and exposure to off-balance sheet commitments were established to provide a framework for comparing different institutions.

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

The following table sets forth the Company’s capital amounts and ratios.

	September 30 2004	December 31, 2003
	(Dollar amounts in thousands)
Tier I
Common shareholders’ equity (excluding unrealized gains (losses) on securities)	$55,869	$53,104
Disallowed intangible assets	(13,722)	(13,597)
Junior subordinated debt/mandatory redeemable capital debentures	15,000	15,000
Tier II
Allowable portion of allowance for loan losses	5,012	4,356
Unrealized gains on available for sale equity securities	—	223

Risk-based capital	$62,159	$59,086

Risk adjusted assets (including off-balance sheet exposures)	$471,454	$472,838

Leverage ratio	9.20%	9.32%
Tier I risk-based capital ratio	12.13%	11.53%
Total risk-based capital ratio	13.20%	12.50%

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

An important indicator in the banking industry is the leverage ratio, defined as the ratio of Tier I capital less intangible assets, to average quarterly assets less intangible assets.  The leverage ratio at September 30, 2004 was 9.20% compared to 9.32% at December 31, 2003.  The decrease in this ratio resulted primarily from a larger increase in the risk adjusted assets compared to a smaller increase in risk-based capital. The junior subordinated debt and mandatory redeemable securities are included, for regulatory purposes, as Tier I capital with certain limiting restrictions.  At September 30, 2004, the entire amount of these securities was allowable to be included as Tier I capital for the Company.  For both periods, the capital ratios were above minimum regulatory guidelines.

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

At September 30, 2004, the Company had a total of $137.8 million, or 21.4%, of total assets in borrowed funds.  These borrowings included $49.3 million of repurchase agreements with customers, $31.0 million of federal funds purchased, $42.5 million of term borrowings with the Federal Home Loan Bank, and $15.0 million in mandatory redeemable capital securities.  The FHLB borrowings have final maturities ranging from January 2005 through February 2009 at interest rates ranging from 1.67% to 4.97%.  At September 30, 2004, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $138.3 million.

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

Item 4 - Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief financial Officer conclude that the Company’s disclosure controls and procedures are effective as of September 30, 2004.  There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1     Legal Proceedings - None

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to shares of the Company’s common stock repurchased by the company during the quarter ended September 30, 2004.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar value) of Shares (or units) That May Yet Be Purchased Under the Plans or Programs

Month #1 (July 1 – July 31, 2004)	—	$—	—	100,513

Month #2 (August 1 – August 31, 2004)	—	$—	—	100,513

Month #3 (September 1 – September 30, 2004)	—	$—	—	100,513

Total	—	$—	—	100,513

On May 20, 2004, the Company announced the extension of its stock repurchase plan, originally effective January 1, 2003, for the repurchase of up to 162,000 shares of the Company’s common stock.

Item 3         Defaults Upon Senior Securities – None

Item 4         Submission of Matters to Vote of Security Holders – None

Item 5         Other Information - None

Item 6         Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEESPORT FINANCIAL CORP.
(Registrant)

Dated: November 15, 2004	By	/s/Raymond H. Melcher, Jr.

Raymond H. Melcher, Jr.
Chairman, President and Chief
Executive Officer

Dated: November 15, 2004	By	/s/Edward C. Barrett

Edward C. Barrett
Executive Vice President and
Chief Financial Officer