Form 10-K
period 2004-12-31
LEESPORT FINANCIAL CORP
filed 2005-03-21
CIK 775662

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE
FISCAL YEAR ENDED DECEMBER 31, 2004

Commission File Number No. 0-14555

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

Common Stock, $5.00 Par Value
(Title of Class)

        The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to tem 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of June 30, 2004, the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates computed by reference to the price at which common stock was last sold was approximately $70.9 million.

        Number of Shares of Common Stock Outstanding at March 17, 2005: 5,002,873

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement prepared in connection with its Annual Meeting of Stockholders to be held on April 26, 2005 are incorporated in Part III hereof.

PART I

FORWARD LOOKING STATEMENTS

        Leesport Financial Corp. (the "Company") may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits hereto and thereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

Item 1.    Business

        The Company is a Pennsylvania business corporation headquartered at 1240 Broadcasting Road, Wyomissing, Pennsylvania 19610. The Company was organized as a bank holding company on January 1, 1986. The Company's election with the Board of Governors of the Federal Reserve System to become a financial holding company became effective on February 7, 2002. The Company offers a wide array of financial services through its various subsidiaries. The Company's executive offices are located at 1240 Broadcasting Road, Wyomissing, Pennsylvania 19610.

        At December 31, 2004, the Company had total assets of $877.4 million, total shareholders' equity of $90.9 million, and total deposits of $612.3 million.

The Bank

        The Company's wholly-owned banking subsidiary is Leesport Bank ("Leesport Bank" or the "Bank"), a Pennsylvania chartered commercial bank. During the year ended December 31, 2000, the charters of The First National Bank of Leesport and Merchants Bank of Pennsylvania, both wholly-owned banking subsidiaries of the Company at that time, were merged into a single charter under the name Leesport Bank. The First National Bank of Leesport was incorporated under the laws of the United States of

America as a national bank in 1909. Leesport Bank operates in Berks, Schuylkill, Philadelphia, Delaware and Montgomery counties in Pennsylvania.

        On October 1, 2004, the Company acquired 100% of the outstanding voting shares of Madison Bancshares group, Ltd., the holding company for Madison Bank ("Madison"), a Pennsylvania state-chartered commercial bank and its wholly owned subsidiary, Philadelphia Financial Mortgage Company ("PFM" or "Philadelphia Financial"). Madison and PFM are both now Divisions of Leesport Bank. The transaction enhances the Bank's strong presence in Pennsylvania, particularly in the high growth counties of Berks, Philadelphia, Montgomery and Delaware.

        At December 31, 2004, the Bank had the equivalent of 227 full-time employees.

        Leesport Bank provides services to its customers through nineteen full service financial centers, which operate under Leesport Bank's name in Leesport, Blandon, Bern Township, Wyomissing, Breezy Corner Hamburg, Birdsboro, Northeast Reading, Exeter Township and Sinking Spring all of which are in Berks County, Pennsylvania. Leesport Bank also operates a financial center in Schuylkill Haven, which is located in Schuylkill County. Through its 2004 acquisition of Madison, Leesport Bank operates Madison division financial centers in Blue Bell, Conshohocken, Lansdale, Horsham, Oaks and Center Square all of which are in Montgomery County, Pennsylvania. The Bank also operates Madison division branches in Fox Chase (northeast Philadelphia) in Philadelphia County, Pennsylvania and Strafford in Delaware County, Pennsylvania. The Bank also operates a limited service facility in Wernersville, Berks County, Pennsylvania. All full service facilities provide automated teller machine services. Each financial center, except the Wernersville and Breezy Corner locations, provide drive-in facilities.

        Leesport Bank provides mortgage banking services to its customers through Philadelphia Financial through offices in Reading, Blue Bell and Lancaster, which are located in Berks County Pennsylvania, Montgomery County, Pennsylvania and Lancaster County, Pennsylvania, respectively.

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

        Through a relationship with a company called First HSA, Inc. headed by Dr. William West, the Company began developing business in rapidly developing Health Savings Accounts ("HSA"). At December 31, 2004, the Company has grown its HSA business to more than five thousand accounts with approximately $6 million in deposits. The Company anticipates this business to grow rapidly as HSA accounts become a popular low cost vehicle for medical insurance. The Company believes its head start in this business will give it an advantage in raising deposits in 2005.

Subsidiary Activities

        Effective October 1, 2002, Essick & Barr, Inc., a Berks County based general insurance agency ("Essick & Barr") was converted to a limited liability company, and became a subsidiary of the Company and no longer a subsidiary of the Bank. Effective February 13, 2003, both Leesport Wealth Management, Inc. ("LWM"), an SEC-registered investment advisory business which was acquired in 1999 and Leesport Investment Group, Inc. ("LIG"), which was formed in 1999 to purchase a securities brokerage business, were converted to limited liability companies, and became subsidiaries of the Company and no longer subsidiaries of the Bank. The Bank had two wholly-owned subsidiaries as of December 31, 2003: Leesport Realty Solutions, LLC, which was formed during 2000 to provide title insurance and other real estate related services to its customers through limited partnership arrangements with third parties involved in the real estate services industry; and Leesport Mortgage, LLC, a 60% owned subsidiary, which was jointly formed with a real estate company in May of 2002, to provide mortgage brokerage services, including, without limitation, any activity in which a mortgage broker may engage. It is operated as a permissible "affiliated business arrangement" within the meaning of the Real Estate Settlement Procedures Act of 1974.

        Both LIG and LWM, which include the acquisition of certain assets of First Affiliated Investment Group, an investment management and brokerage firm, as of September 1, 2002, are headquartered at 1240 Broadcasting Road, Wyomissing, Pennsylvania and collectively had 7 full-time employees at December 31, 2004.

        Essick & Barr, which includes The Boothby Group, a property and casualty and employee benefits insurance agency acquired as of October 1, 2002, offers a full line of personal and commercial property and casualty insurance as well as group insurance for businesses, employee benefit plans, and life insurance. Effective September 30, 2003, Essick & Barr acquired certain assets of CrosStates Insurance Consultants, Inc., a full service insurance agency that specializes in personal property and casualty insurance located in Langhorne, Pennsylvania. Essick & Barr is headquartered in Reading, Pennsylvania with sales offices at 108 South Fifth Street, Reading, Pennsylvania; 460 Norristown Road, Blue Bell, Pennsylvania, 1240 Broadcasting Road, Wyomissing, Pennsylvania; and 2300 E. Lincoln Highway, Langhorne, Pennsylvania. Essick & Barr had 70 full-time employees at December 31, 2004.

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

        The Company also owns First Leesport Capital Trust I (the "Trust"), a Delaware statutory business trust formed on March 9, 2000, in which the Company owns all of the common equity. The Trust has outstanding $5 million of 10 7/8% fixed rate mandatory redeemable capital securities. These securities must be redeemed in March 2030, but may be redeemed on or after March 9, 2010 or earlier in the event that the interest expense becomes non-deductible for federal income tax purpose or if these securities no longer qualify as Tier I capital for the Company. In October, 2002 the Company entered into an interest rate swap agreement that effectively converts the securities to a floating interest rate of six month LIBOR plus 5.25%. In June, 2003 the Company purchased a six month LIBOR cap to create protection against rising interest rates for the interest rate swap.

        On September 26, 2002, the Company established Leesport Capital Trust II, a Delaware statutory business trust, in which the Company owns all of the common equity. Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45%. These securities must be redeemed in September 2032, but may be redeemed on or after September 26, 2007 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if these securities no longer qualify as Tier I capital for the Company.

        On June 26, 2003, Madison established Madison Statutory Trust I, a Connecticut statutory business trust. Pursuant to the purchase of Madison on October 1, 2004, the Company assumed Madison Statutory Trust I in which the Company owns all of the common equity. Madison Statutory Trust I issued $5 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10%. These securities must be redeemed in June 2033, but may be redeemed on or after September 26, 2008 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier I capital for the Company.

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

        Under these policies and subject to the restrictions applicable to the Bank, the Bank had approximately $4.1 million available for payment of dividends to the Company at December 31, 2004, without prior regulatory approval.

FDIC Insurance Assessments

        The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 2004, the Bank was well capitalized for purposes of calculating insurance assessments.

        The Bank Insurance Fund is presently fully funded at more than the minimum amount required by law. Accordingly, the 2004 Bank Insurance Fund assessment rates ranged from zero for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months. The FDIC has indicated from time to time that all banks may again be required to pay deposit insurance premiums in the future if the current trend of the size of the deposit insurance funds relative to all insured deposits continues.

        While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the Financing Corporation bonds. Beginning in 2000, commercial banks and thrifts are subject to the same assessment for Financing Corporation bonds. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the Bank (and all other banks) for the first quarter of 2005 is an annual rate of $.0144 for each $100 of deposits.

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

        The USA PATRIOT Act, enacted in direct response to the terrorist attacks on September 11, 2001, strengthens the anti-money laundering provisions of the Bank Secrecy Act. Many of the new provisions added by the Act apply to accounts at or held by foreign banks, or accounts of or transactions with foreign entities. While the Bank does not have a significant foreign business, the new requirements of the Bank Secrecy Act still require the Bank to use proper procedures to identify its customers. The Act also requires the banking regulators to consider a bank's record of compliance under the Bank Secrecy Act in acting on any application filed by a bank. As the Bank is subject to the provisions of the Bank Secrecy Act (i.e., reporting of cash transactions in excess of $10,000), the Bank's record of compliance in this area will be an additional factor in any applications filed by it in the future. To the Bank's knowledge, its record of compliance in this area is satisfactory.

        The Fair and Accurate Credit Transaction Act was adopted in 2003. It extends and expands upon provisions in the Fair Credit Reporting Act, affecting the reporting of delinquent payments by customers and denials of credit applications. The revised act imposes additional record keeping, reporting, and customer disclosure requirements on all financial institutions, including the Bank. Also in late 2003, the Check 21 Act was adopted. This Act affects the way checks can be processed in the banking system, allowing payments to be converted to electronic transfers rather than processed as traditional paper checks.

        Congress is often considering some financial industry legislation, and the federal banking agencies routinely propose new regulations. New legislation and regulation may include dramatic changes to the federal deposit insurance system. The Corporation cannot predict how any new legislation, or new rules adopted by the federal banking agencies, may affect its business in the future.

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

Property Location	Leased or Owned
Corporate Office 1240 Broadcasting Road Wyomissing, Pennsylvania	Leased
Leesport Operations Center 1044 MacArthur Road Reading, Pennsylvania	Leased
North Pointe Financial Center 241 South Centre Avenue Leesport, Pennsylvania	Leased
Northeast Reading Financial Center 1210 Rockland Street Reading, Pennsylvania	Leased
Hamburg Financial Center 801 South Fourth Street Hamburg, Pennsylvania	Leased
Bern Township Financial Center 909 West Leesport Road Leesport, Pennsylvania	Leased
Wernersville Financial Center 1 Reading Drive Wernersville, Pennsylvania	Leased

Breezy Corner Financial Center 3401-3 Pricetown Road Fleetwood, Pennsylvania	Leased
Blandon Financial Center 100 Plaza Drive Blandon, Pennsylvania	Leased
Wyomissing Financial Center 1199 Berkshire Boulevard Wyomissing, Pennsylvania	Leased
Schuylkill Haven Financial Center 237 Route 61 South Schuylkill Haven, Pennsylvania	Leased
Birdsboro Financial Center 350 West Main Street Birdsboro, Pennsylvania	Leased
Exeter Financial Center 4361 Perkiomen Avenue Reading, Pennsylvania	Leased
Sinking Spring Financial Center 4708 Penn Ave Sinking Spring, Pennsylvania	Leased
Blue Bell Financial Center 1767 Sentry Parkway West Blue Bell, Pennsylvania	Leased
Centre Square Financial Center 1380 Skippack Pike Blue Bell, Pennsylvania	Leased
Conshohocken Financial Center 625 Ridge Pike Conshohocken, Pennsylvania	Leased
Fox Chase Financial Center 8000 Verree Road Philadelphia, Pennsylvania	Owned
Horsham Financial Center 100 Gibralter Road Horsham, Pennsylvania	Leased
Lansdale Financial Center 100 West Main Street Lansdale, Pennsylvania	Leased
Oaks Financial Center 1232 Egypt Road Oaks, Pennsylvania	Leased

Strafford Financial Center 600 West Lancaster Avenue Strafford, Pennsylvania	Leased
Essick & Barr Insurance 108 South Fifth Street Reading, Pennsylvania	Owned
The Boothby Group 460 Norristown Road Blue Bell, Pennsylvania	Leased
CrosStates Insurance 2300 E. Lincoln Hwy Suite 012 Langhorne, Pennsylvania	Leased
Philadelphia Financial Mortgage 930 Red Rose Court Lancaster, Pennsylvania	Leased

        In the fourth quarter of 2004, the Company sold the North Point, Northeast Reading, Hamburg, Bern Township, Exeter and Sinking Spring financial centers and leased them back from the purchaser with a lease term of 20 years.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2004.

Item 4B.    Executive Officers of the Registrant

        Certain information, as of January 31, 2005, including principal occupation during the past five years, relating to each executive officer of the Company is as follows:

Name, Address, and Position Held with the Company	Age	Position Held Since	Principal Occupation for Past 5 Years
RAYMOND H. MELCHER, JR.* Wyomissing, Pennsylvania Chairman, President and Chief Executive Officer	53	1998
			Chairman, President and Chief Executive Officer of the Company since January 1, 2000; prior thereto, President and Chief Executive Officer of the Company since June 1998; prior thereto, President and Chief Executive Officer of Security National Bank of Pottstown
VITO A. DELISI* Blue Bell, Pennsylvania Acting President and Chief Executive Officer	55	2005	Acting President and Chief Executive Officer of the Company since March 17, 2005; President and Chief Executive Officer of Madison Bank, a division of Leesport Bank since October 1, 2004; prior thereto, President and Chief Executive Officer of Madison Bancshares Group, Ltd. and Madison Bank.
EDWARD C. BARRETT Wyomissing, Pennsylvania Executive Vice President and Chief Financial Officer	56	2002	Executive Vice President since October 2003 and Chief Financial Officer of the Company since September 1, 2004; prior thereto, Chief Administrative Officer since July 1, 2002; prior thereto, served on the Company's Board of Directors since November 10, 1998 and was an independent technology consultant since January 1, 2001; prior thereto, President of the Technology Services Division of Verso Technologies, Inc.
CHARLES J. HOPKINS Wyomissing, Pennsylvania Senior Vice President of Leesport Financial Corp.	54	1998	President and CEO of Essick & Barr, LLC since 1992
STEPHEN A. MURRAY West Reading, Pennsylvania Senior Vice President and Treasurer	51	2000	Senior Vice President since May 2001 and Treasurer of the Company since September 1, 2004; prior thereto, Chief Financial Officer of the Company since May 2001, prior thereto, Vice President and Controller of the Company since May 2000; prior thereto, Senior Funds Management Officer, Fulton Financial Corporation
JENETTE L. ECK Centerport, Pennsylvania Vice President and Corporate Secretary	42	1998	Vice President of the Company since 2001, Secretary of the Company since 1998.

*
Raymond H. Melcher, Jr. resigned as a director and executive officer of the Company and all of its affiliates effective March 17, 2005. Vito A. DeLisi was appointed acting President and Chief Executive Officer of the Company and Leesport Bank effective March 17, 2005.

PART II

Item 5.    Market For Common Equity and Related Shareholder Matters

        As of December 31, 2004, there were 924 record holders of the Company's common stock. The market price of the Company's common stock for each quarter in 2004 and 2003 and the dividends declared on the Company's common stock for each quarter in 2004 and 2003 are set forth below.

        The Company's common stock is traded on the Nasdaq National Market under the symbol "FLPB." The following table sets forth, for the fiscal quarters indicated, the high and low bid and asked price per share of the Company's common stock, as reported on the Nasdaq National Market, and has been adjusted for the effect of the 5% stock dividend declared by the Board of Directors on December 15, 2004 with a record date of January 3, 2005 and distributed to shareholders on January 14, 2005:

	Bid		Asked
	High	Low	High	Low
2004
First Quarter	$26.49	$23.40	$26.55	$23.50
Second Quarter	27.25	21.50	27.36	21.70
Third Quarter	23.20	21.13	24.00	21.19
Fourth Quarter	26.66	21.75	27.00	22.11
2003
First Quarter	$20.00	$18.11	$20.11	$18.25
Second Quarter	19.50	17.43	19.62	17.46
Third Quarter	20.17	17.52	20.19	17.62
Fourth Quarter	23.32	19.10	23.72	19.24

        Cash dividends on the Company's common stock have historically been payable on the 15th of January, April, July, and October.

	Dividends Declared (Per Share)
	2004	2003
First Quarter	$0.162	$0.152
Second Quarter	0.162	0.157
Third Quarter	0.162	0.157
Fourth Quarter	0.162	0.157

        The Company derives a significant portion of its income from dividends paid to it by the Bank. For a description of certain regulatory restrictions on the payment of dividends by the Bank to the Company, see "Business—Regulatory Restrictions on Dividends."

        On May 20, 2004, the Company announced the extension of its stock repurchase plan, originally effective January 1, 2003, for the repurchase of up to 162,000 shares of the Company's common stock. During the fourth quarter of 2004, the Company did not repurchase any of its outstanding common stock. At December 31, 2004, the maximum number of shares that may yet be purchased under the stock repurchase plan was 100,513 shares.

Item 6.    Selected Financial Data

        The selected consolidated financial and other data and management's discussion and analysis of financial condition and results of operation set forth below and in Item 7 hereof is derived in part from, and should be read in conjunction with, the consolidated financial statements and notes thereto contained elsewhere herein.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands except per share data)
Selected Financial Data:
Total assets	$877,382	$622,252	$562,372	$503,509	$393,826
Securities available for sale	165,778	200,650	157,564	146,957	74,368
Securities held to maturity	6,403	—	—	—	—
Loans, net of unearned income	596,328	357,482	335,184	301,923	282,798
Allowance for loan losses	7,248	4,356	4,182	3,723	3,571
Deposits	612,291	408,582	379,832	331,577	296,363
Short-term borrowings	88,892	103,678	34,119	53,574	15,263
Long-term debt	54,500	34,500	72,200	62,200	43,500
Junior subordinated debt	20,150	15,000	15,000	5,000	5,000
Shareholders' equity	90,935	53,377	52,900	45,221	28,346
Book value per share	18.24	15.77	16.32	14.69	15.29
Selected Operating Data:
Interest income	$33,611	$29,170	$30,630	$29,626	$27,471
Interest expense	12,842	12,682	14,113	17,053	16,386

Net interest income before provision for loan losses	20,769	16,488	16,517	12,573	11,085
Provision for loan losses	1,320	965	1,455	1,012	1,082

Net interest income after provision for loan losses	19,449	15,523	15,062	11,561	10,003
Other income	17,669	18,864	10,881	7,834	6,686
Other expense	30,548	27,560	19,038	15,500	14,000

Income before income taxes	6,570	6,827	6,905	3,895	2,689
Income taxes	1,154	1,878	1,985	1,119	563

Net income	$5,416	$4,949	$4,920	$2,776	$2,126

Earnings per share—basic	$1.38	$1.39	$1.42	$1.31	$1.05
Earnings per share—diluted	$1.36	$1.38	$1.41	$1.31	$1.05
Cash dividends per share	$0.65	$0.63	$0.57	$0.54	$0.54
Return on average assets	0.78%	0.84%	0.95%	0.64%	0.57%
Return on average shareholders' equity	8.69%	9.39%	10.33%	8.67%	7.88%
Dividend payout ratio	51.24%	44.41%	40.38%	41.38%	52.17%
Average equity to average assets	9.03%	8.99%	9.72%	7.37%	7.17%

        Earnings and cash dividends per share amounts reflect the 5% stock dividend declared by the Board of Directors on December 15, 2004 with a record date of January 3, 2005 and distributed to shareholders on January 14, 2005.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Company is a financial services company. As of December 31, 2004, Leesport Bank, Essick & Barr, LLC, Leesport Investment Group, LLC and Leesport Wealth Management, LLC were wholly-owned subsidiaries of the Company. As of December 31, 2004, Leesport Realty Solutions, LLC was a wholly-

owned, non-bank subsidiary of Leesport Bank and Leesport Mortgage, LLC was a 60% owned non-bank subsidiary of Leesport Bank.

        During 2000, Leesport Realty Solutions, LLC was formed as a subsidiary of Leesport Bank for the purpose of providing title insurance and other real estate related services to its customers through limited partnership arrangements with third parties involved in the real estate services industry.

        In May 2002, the Company's subsidiary, Leesport Bank, jointly formed Leesport Mortgage, LLC with a real estate company. Leesport Mortgage, LLC was formed to provide mortgage brokerage services, including, without limitation, any activity in which a mortgage broker may engage. It is operated as a permissible "affiliated business arrangement" within the meaning of the Real Estate Settlement Procedures Act of 1974. Leesport Bank's initial investment was $15,000. In July 2004, Leesport Bank dissolved its investment with the real estate company.

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

        On October 1, 2004, the Company acquired 100% of the outstanding voting shares of Madison Bancshares Group, Ltd., the holding company for Madison Bank ("Madison"), a Pennsylvania state-chartered commercial bank and its wholly owned subsidiary, Philadelphia Financial. Madison has become a division of Leesport Bank. For each share of Madison common stock, the Company exchanged 0.6028 shares of Leesport common stock resulting in the issuance of 1,311,010 of Leesport common stock and a cash payment of $11,790. The total purchase price was $34.6 million. The value of the common shares issued was determined based on the average market price of Leesport common shares five days before and five days after the date of the announcement. In connection with the transaction, Madison paid cash of $7.1 million and recognized the expense for 699,122 Madison options and warrants outstanding at September 30, 2004. In addition, Madison paid cash of $2.3 million and recognized the expense for the termination of existing contractual arrangements.

Critical Accounting Policies

        Disclosure of the Company's significant accounting policies is included in Note 1 to the consolidated financial statements. Certain of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained in Management's Discussion and Analysis and the Notes to the Consolidated Financial Statements for the most sensitive of these issues. These include, the provision and allowance for loan losses, and revenue recognition for insurance activities, stock based compensation, and derivative financial instruments (see Notes 10 and 16), and purchase accounting, goodwill and intangible assets (Note 2). These discussions, analysis and disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

Allowance for Loan Losses

        The provision for loan losses charged to operating expense reflects the amount deemed appropriate by management to provide for known and inherent losses in the existing loan portfolio. Management's judgment is based on the evaluation of individual loans past experience, the assessment of current economic conditions, and other relevant factors. Loan losses are charged directly against the allowance for loan losses and recoveries on previously charged-off loans are added to the allowance.

        Management uses significant estimates to determine the allowance for loan losses. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant factors. Since the sufficiency of the allowance for loan losses is dependent, to a great extent on conditions that may be beyond our control, it is possible that management's estimates of the allowance for loan losses and actual results could differ in the near term. Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation. For example, a downturn in the local economy could cause increases in non-performing loans. Additionally, a decline in real estate values could cause some of our loans to become inadequately collateralized. In either case, this may require us to increase our provisions for loan losses, which would negatively impact earnings. Additionally, a large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively impact earnings. In addition, regulatory authorities, as an integral part of their examination, periodically review the allowance for loan losses. They may require additions to the allowance for loan losses based upon their judgments about information available to them at the time of examination. Future increases to our allowance for loan losses, whether due to unexpected changes in economic conditions or otherwise, could adversely affect our future results of operations.

Stock-Based Compensation

        As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, the Company accounts for stock-based compensation in accordance with Accounting Principals Board Opinion ("APB") No. 25. Under APB No. 25, no compensation expense is recognized in the income statement related to any option granted under the Company's stock option plans. The pro forma impact to net income and earnings per share that would occur if compensation expense was recognized, based on the estimated fair value of the options on the date of the grant, is disclosed in the notes to the consolidated financial statements.

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (R), "Share-Based Payment." Statement No. 123 (R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123 (R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to the employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25. "Accounting for Stock Issued to Employees," which was permitted under Statement No. 123, as originally issued.

        The revised Statement requires entities to disclose information about the nature of the share-based payment transaction and the effects of those transactions on the financial statements. Statement No. 123 (R) is effective for periods beginning after June 15, 2005. All public companies must use either the modified prospective or the modified retrospective transition method. The Company will adopt the modified prospective method. Using the modified prospective method, the Company estimates that total stock-based compensation expense, net of related tax effects, will be approximately $24,000 for the year ending December 31, 2005.

Goodwill

        The Company has recorded goodwill of $9.2 million at December 31, 2004 related to Essick & Barr, LIG and LWM. The Company performs its annual goodwill impairment test in the fourth quarter of each calendar year. A fair value is determined for the insurance services and investment services reporting segments. If the fair value of the reporting unit exceeds the book value, no write downs of goodwill is necessary. If the fair value is less than the book value, an additional test is necessary to assess the proper carrying value of goodwill. The Company determined that no impairment write-offs were necessary during 2004 and 2003.

        Business unit valuation is inherently subjective, with a number of factors based on assumption and management judgments. Among these are future growth rates, discount rates and earnings capitalization rates. Changes in assumptions and results due to economic conditions, industry factors and reporting unit performance could result in different assessments of the fair value and could result in impairment charges in the future.

Investment Securities Impairment Evaluation

        Management evaluates securities for the other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Results of Operations

        Net income for 2004 was $5.42 million or $1.36 per share diluted compared to $4.95 million or $1.38 per share diluted for 2003 and $4.92 million or $1.41 per share for 2002. These changes are a result of increasing net interest income after provision for loan losses and other income each year, net of increases in other expenses. Details regarding changes in each of these areas follow.

        Included in net income for 2004 are merger related costs of $899,000 associated with the Madison acquisition. Included in net income for 2003 is a gain of $3.1 million on the sale of three financial centers partially offset by prepayment fees of $2.5 million on the refinance of borrowings from the Federal Home Loan Bank. Excluding these items, net income and earnings per share for 2004 and 2003 were as follows:

	Year Ended December 31,
	2004	2003
	(Dollars in thousands except per share data)
Reported net income	$5,416	$4,949
Charges and gains:
Merger related expenses	899	—
Gain on sale of branches	—	(3,073)
Debt restructuring	—	2,482

Total net charges and gains	899	(591)
Income tax effect	306	(201)

Net impact of charges and gains	593	(792)

Net income adjusted	$6,009	$4,157

Basic earnings per share	$1.38	$1.39
Adjusted basic earnings per share	1.53	1.17
Diluted earnings per share	1.36	1.38
Adjusted diluted earnings per share	1.51	1.16

        Return on average assets was 0.78% for 2004, 0.84% for 2003 and 0.95% for 2002. Return on average shareholders' equity was 8.69% for 2004, 9.39% for 2003 and 10.33% for 2002.

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

        Net interest income increased to $20.8 million or 26.0% for the year ended December 31, 2004, compared to $16.5 million for 2003. The increase in net interest income during 2004 was primarily the result of an increase in average earning assets, due mainly to strong organic loan growth, loans acquired from Madison, and the targeted short-term interest rate, as established by the Federal Reserve Bank ("FRB"), increasing five times, which resulted in an increase in the prime rate from 4.00% at December 31, 2003, to 5.25% at December 31, 2004. Average loans increased by $81.5 million or 23.1% from 2003 to 2004. Management attributes the increase in organic loan growth to successful marketing initiatives and the favorable interest rate environment. Average investment securities increased by $8.8 million or 5.0% from 2003 to 2004.

        Another major contributing factor to the increase in net interest income was a decrease in the cost of interest-bearing deposits and the cost of long term borrowings. The decrease in interest-bearing deposit rates was the result of both management pricing strategy as well as the effect of longer-term certificates of deposit that matured during the year and repriced at lower rates. The average rate paid on interest-bearing deposits has dropped steadily over the last three years, from 3.03% for the year ended 2002, to 2.45% for 2003, to 2.31% for 2004. Average interest bearing deposits increased $59.5 million or 17.7% from 2003 to 2004 due primarily to strong organic growth in deposits and deposits acquired from Madison.

The average rate paid on long-term borrowings has dropped steadily over the last three years, from 4.97% for the year ended 2002, to 4.51% for 2003, to 3.34% for 2004. The decrease in the cost of long-term borrowings from 2003 to 2004 was primarily the result of refinancing $40.9 million of Federal Home Loan Bank advances in September 2003 that were replaced with lower cost borrowings and certificates of deposit. Average long-term borrowings decreased $26.5 million or 40.3% from 2003 to 2004. At year-end 2004, actual balances for federal funds purchased and long term debt were $36.1 million and $54.5 million, respectively compared to $62.1 million and $34.5 million at year-end 2003, respectively.

        As a result of an increase in the commercial loan portfolio for loans acquired from Madison, an increase in the investment portfolio yield, increased non-interest bearing deposits, maturities of higher priced certificates of deposit and lower long-term borrowing costs and the increase in prime rate, the net interest margin increased to 3.46% in 2004 from 3.22% in 2003.

Other Income

        Details of non-interest income follow:

	2004 versus 2003				2003 versus 2002
	2004	Increase/ Decrease	%	2003	Increase/ Decrease	%	2002
	(Dollars in thousands)
Customer service fees	$1,947	$408	26.5	$1,539	$264	20.7	$1,275
Mortgage banking activities, net	2,096	(339)	(13.9)	2,435	889	57.5	1,546
Commissions and fees from insurance sales	10,781	1,581	17.2	9,200	3,478	60.8	5,722
Broker and investment advisory commissions and fees	528	(168)	(24.1)	696	(48)	(6.5)	744
Gain on sale of loans	432	163	60.6	269	(352)	(56.7)	621
Gain on sale of financial centers	—	(3,073)	0.0	3,073	3,073	100.0	—
Other income	1,540	172	12.6	1,368	451	49.2	917
Net realized gains on sale of securities	345	61	21.5	284	228	407.1	56

Total	$17,669	$(1,195)	10.0	$18,864	$7,983	73.4	$10,881

        The Company's primary source of other income for 2004 was commissions and other revenue generated through sales of insurance products through its insurance subsidiary, Essick & Barr. Revenues from insurance operations totaled $10.8 million in 2004 compared to $9.2 million in 2003 and $5.7 million in 2002. Revenues from broker and investment advisory commissions generated through the Company's investment subsidiaries, LIG and LWM, decreased to $528,000 in 2004 from $696,000 in 2003 due to market weakness and a change in the management team which created a temporary downturn in business as accountholder coverage was restructured. Also, annuity and other insurance commissions generated by LIG and LWM of $309,000, $112,000 and $48,000 are included in commissions and fees from insurance sales for the years 2004, 2003 and 2002, respectively.

        In September 2003, the Company recognized a $3.1 million gain on the sale of three financial centers located in northern Schuylkill and Luzerne Counties. This sale reflects the strategic plan to build on the existing Berks County and growing southeastern Pennsylvania market areas and expand the business relationships developed with the acquisitions of The Boothby Group and CrosStates Insurance.

        The Company also relies on several other sources for its other income, including sales of newly originated mortgage loans and service charges on deposit accounts. The income recognized from mortgage banking activities was $2.1 million in 2004, $2.4 million in 2003 and $1.5 million in 2002. The decrease in mortgage banking revenue from 2003 to 2004 is mainly attributable to decreased mortgage loan refinancing due to higher interest rates offset by the acquisition of Philadelphia Financial. Also included in other income are net gains on loan sales of $432,000 in 2004, $269,000 in 2003 and $621,000 in 2002 from the sale of $8.5 million, $8.7 million and $5.6 million, respectively, of fixed and adjustable rate portfolio residential mortgage loans. The increases in income from customer service fees reflect an expanded customer base, new services, and the annual review of the fee pricing structure and levels and the acquisition of Madison.

Other Expenses

        Details of non-interest expense follow:

	2004 versus 2003				2003 versus 2002
	2004	Increase/ Decrease	%	2003	Increase/ Decrease	%	2002
	(Dollars in thousands)
Salaries and employee benefits	$17,159	$3,599	26.5	$13,560	$3,365	33.0	$10,195
Occupancy expense	2,596	573	28.3	2,023	398	24.5	1,625
Equipment expense	1,971	451	29.7	1,520	331	27.8	1,189
Marketing and advertising expense	1,170	(53)	(4.3)	1,223	221	22.1	1,002
Amortization of indentifiable intangible assets	432	123	39.8	309	237	329.2	72
Professional services	1,141	1	0.1	1,140	153	15.5	987
Outside processing services	2,138	(25)	(1.2)	2,163	737	51.7	1,426
Insurance expense	535	160	42.7	375	71	23.4	304
FHLB advance prepayment expense	—	(2,482)	(100.0)	2,482	2,482	100.0	—
Merger related expense	899	899	0.0	—	—	0.0	—
Other expense	2,507	(258)	(9.3)	2,765	527	23.5	2,238

Total	$30,548	$2,988	10.8	$27,560	$8,522	44.8	$19,038

        Non-interest expense consists primarily of costs associated with personnel, occupancy and equipment, data processing, marketing and professional fees. The Company's non-interest expense for the year ended December 31, 2004 totaled $30.5 million, representing an increase of $3.0 million or 10.8% as compared to 2003. Salaries and employee benefits, the largest component of non-interest expense, increased $3.6 million or 26.5% from 2003 to 2004. The increase in salaries and employee benefits from 2003 to 2004 was primarily the result of the acquisition of Madison, merit increases, continued growth of the Company, commissions paid on revenue generated from sales of insurance products through Essick & Barr and higher benefits costs consistent with industry trends. Full-time equivalent (FTE) employees for the Company are 332, 230 and 227 for the years ended December 31, 2004, 2003 and 2002, respectively. The growth in FTE's from 2003 to 2004 was primarily the result of the acquisition of Madison and continued growth of the Company.

        Total occupancy expense increased $573,000 or 28.3% in 2004 primarily due to the acquisition of Madison. The occupancy expense increase in 2003 was primarily the result of the addition of the CrosStates Insurance facility, two new financial centers, a new operations center and a full year of the The Boothby Group facility, net of the facility costs associated with the sale of three financial centers in September 2003. Total equipment expense increased $451,000 or 29.7% in 2004 primarily due to the additional depreciation and software maintenance expense related to acquisition of Madison. Equipment expense for 2003 included insurance subsidiary acquisitions, two new financial centers and a new operations center.

        Other non-interest expense for 2004 includes merger related costs of $899,000 related to the acquisition of Madison. Other non-interest expense for 2003 includes $2.5 million in prepayment expenses on the refinance of $40.9 million of fixed rate, high cost FHLB advances. Total amortization of identifiable intangible assets increased $123,000 or 39.8% in 2004 as compared to 2003 primarily due to core deposit intangibles acquired in the Madison acquisition. Total outside processing services decreased $25,000 in 2004 as compared to 2003 primarily because of conversion costs incurred in the second quarter of 2003 associated with the change to Metavante Corporation, our core banking system provider. Insurance expense increased $160,000 in 2004 primarily due to the acquisition of Madison.

Income Taxes

        The effective income tax rate for the Company for the years ended December 31, 2004, 2003 and 2002 was 17.6%, 27.5% and 28.8% respectively. The effective tax rate for 2004 decreased from 2003 primarily because of a $587,000 federal tax benefit for the twelve months ended December 31, 2004 received from the Bank's investment in an affordable housing corporate tax credit limited partnership.

Financial Condition

        The Company's total assets increased to $877.4 million at December 31, 2004, representing a growth rate of 41.0% from $622.3 million at December 31, 2003.

Cash and Securities Portfolio

        Cash and balances due from banks increased to $24.1 million at December 31, 2004 from $15.2 million at December 31, 2003.

        The securities portfolio decreased 14.2% to $172.2 million at December 31, 2004, from $200.7 million at December 31, 2003 primarily due to investment maturities and principal repayments reinvested into higher yielding loans. Securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity. To accomplish these ends, most of the purchases in the portfolio during 2004 and 2003 were of mortgage backed securities issued by US Government agencies. State and political subdivision securities were also purchased in 2004 to increase the yield of the portfolio.

        At December 31, 2004, the securities balance included a net unrealized loss on available for sale securities of $393,000 versus a net unrealized gain of $429,000 at December 31, 2003. The increase in longer term interest rates over the last six months of 2004 was primarily responsible for the reduction in the fair market value of the securities.

Loans

        Loans increased to $596.3 million at December 31, 2004 from $357.4 million at December 31, 2003, an increase of $238.9 million or 66.8%. Management has targeted the loan portfolio as a key to the Company's continuing growth. Specifically, the Company has a lending focus within its market area of higher yielding commercial loans made to small and medium sized businesses. The acquisition of Madison in 2004, whose loan portfolio consisted of mainly commercial loans, underscores that focus as the commercial portfolio increased to $309.8 million at December 31, 2004, from $202.6 million at December 31, 2003, an increase of $107.2 million or 52.9%.

        Loans secured by 1 to 4 family residential real estate increased to $190.6 million at December 31, 2004, from $88.9 million as of December 31, 2003, an increase of $101.7 million or 114.4%. Loans secured by multi-family residential real estate increased to $12.4 million at December 31, 2004, from $8.9 million as of December 31, 2003, an increase of $3.5 million or 39.3%. The increase in residential real estate is due primarily to a reduction in mortgage loan refinancing due to increases in mortgage rates and the acquisition of Madison.

        Home equity lending products increased to $71.4 million at December 31, 2004, from $45.8 million as of December 31, 2003, an increase of $25.6 million or 55.9%. This increase is primarily due to continued favorable market interest rates, successful marketing initiatives and the acquisition of Madison.

        The loans held for sale category is composed of $9.8 million of mortgage loans committed for sale to other institutions and the secondary market as of December 31, 2004 versus $1.3 million as of December 31, 2003. The increase in loans held for sale is primarily due to the acquisition of Philadelphia Financial.

        The sales of residential real estate loans in the secondary market reflect the Company's strategy of de-emphasizing the retention of long-term, fixed rate loans in the portfolio utilizing these loans sales to generating fees, improve interest-rate risk and fund growth in higher yielding assets.

Premises and Equipment

        Premises and equipment, net of accumulated depreciation and amortization, decreased during 2004 to $8.6 million from $12.9 million at the end of 2003. During 2004, the Company sold six branch locations with a net book value of $7.0 million and leased them back from the purchaser with a lease term of 20 years resulting in a gain of $712,000, which is being amortized into income over the term of the lease. Depreciation expense and amortization of leasehold improvements for the years ended December 31, 2004 and 2003 was $1.4 million and $1.1 million, respectively.

Goodwill and Identifiable Intangible Assets

        Goodwill increased to $38.2 million from $9.2 million for the years ended December 31, 2004 and 2003, respectively. Identifiable intangible assets increased to $5.8 million from $4.4 million for the years ended December 31, 2004 and 2003, respectively. These increases in goodwill and identifiable intangible assets are due primarily to the acquisition of Madison.

Bank Owned Life Insurance

        Bank owned life insurance increased $566,000 to $11.4 million at December 31, 2004 from $10.8 million at December 31, 2003. The increase in bank owned life insurance is due to tax exempt earnings credited in 2004.

Other Assets

        Other assets, which include accrued interest receivable, increased to $18.3 million at December 31, 2004 from $13.6 million at December 31, 2003. Other assets increased primarily due to the acquisition of Madison.

Deposits and Borrowings

        Total deposits increased by $203.7 million or 49.9% to $612.3 million at December 31, 2004 from $408.6 million at December 31, 2003.

        Non-interest bearing deposits increased to $107.4 million at December 31, 2004, from $67.7 million at December 31, 2003, an increase of $39.7 million or 58.7%. The increase in non-interest bearing deposits is primarily due to organic growth and the acquisition of Madison. Management continues to promote growth in these types of deposits, which include a free checking account product, as a method to help reduce the overall cost of the Company's funds. Interest bearing deposits increased by $164.0 million or 48.1%, from $340.9 million at December 31, 2003 to $504.8 million at December 31, 2004. The increase is primarily the result of the acquisition of Madison, organic growth due to corporate pricing strategies and successful marketing initiatives.

        Borrowed funds from various sources are generally used to supplement deposit growth. Short-term borrowings, which were composed of federal funds purchased from the Federal Home Loan Bank ("FHLB")and other correspondent banks and securities sold under agreements to repurchase, were $88.9 million at December 31, 2004, and $103.7 million at December 31, 2003. This decrease is primarily the result the Company purchasing long-term FHLB advances taking advantage of the favorable interest rate environment and limiting future interest rate risk. Long-term borrowings, which consisted of advances from the FHLB totaled $54.5 million and $34.5 million at December 31, 2004 and 2003, respectively.

        Junior subordinated debt was $20.2 million as of December 31, 2004 and $15.0 million at December 31, 2003. The increase of $5.2 million is due to the acquisition of Madison.

Shareholders' Equity

        The Company's common stock, surplus, retained earnings and accumulated other comprehensive income/(loss) for the years ended December 31, 2004 and 2003 increased by $37.5 million and $0.5 million, respectively, to $90.9 million and $53.4 million. The increase for 2004 is primarily the result of the acquisition of Madison of $34.1 million and net income of $5.4 million offset by cash dividends of $2.8 million, which included the effect of the 5% stock dividend declared by the Board of Directors on December 15, 2004 with a record date of January 3, 2005 and distributed to shareholders on January 14, 2005.

        Total shareholders' equity includes accumulated other comprehensive income, which includes an adjustment for the fair value of the Company's securities portfolio. This amount attempts to identify the impact to equity in the unlikely event that the Company's entire securities portfolio would be liquidated under current economic conditions. The amounts and types of securities held by the Company at the end of 2004, combined with current interest rates, resulted in a decrease in equity, net of taxes, of $392,000. This compares with a decrease to equity, net of taxes, of $1.9 million at the end of 2003.

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

        During October 2002, the Company entered into its first interest rate swap agreement with a notional amount of $5 million. This derivative financial instrument effectively converted fixed interest rate obligations of outstanding junior subordinated debt to variable interest rate obligations, decreasing the asset sensitivity of its balance sheet by more closely matching the Company's variable rate assets with variable rate liabilities. The Company considers the credit risk inherent in the contracts to be negligible.

        Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by other interest rate swaps. In June of 2003, the Company purchased a six month LIBOR cap to create protection against rising interest rates for the above mentioned $5 million interest rate swap. The initial premium related to this interest rate cap was $102,000. At December 31, 2004 and 2003, the carrying and market values were approximately $102,000 and $94,000, respectively.

        Also, the Company sells fixed and adjustable rate residential mortgage loans to limit the interest rate risk of holding longer-term assets on the balance sheet. In 2004, 2003 and 2002, the Company sold $8.5 million, $8.7 million and $5.6 million, respectively, of fixed and adjustable rate loans.

        At December 31, 2004, the Company was in a positive one-year cumulative gap position. Commercial adjustable rate loans increased $87.5 million or 57.6% from $151.7 million at December 31, 2003 to $239.2 million at December 31, 2004. Installment adjustable rate loans increased $17.2 million or 39.8% from $43.2 million at December 31, 2003 to $60.4 million at December 31, 2004. These increases are primarily the result of the acquisition of Madison, organic growth and successful marketing initiatives. During the second half of 2004, the targeted short-term interest rate, as established by the FRB, increased five times, which resulted in an increase in the prime rate from 4.00% at December 31, 2003, to 5.25% at December 31, 2004. This increase in rates caused the Company to experience a decrease in principal payments in loans and mortgage backed securities extending maturities for fixed rate loans and investments. These factors contributed to the Company's positive one-year cumulative gap position. In 2005, the Company will continue its strategy to originate adjustable rate commercial and installment loans and use investment security cash flows and fixed rate deposits to reduce the overnight borrowings to maintain a positive gap position.

Interest Sensitivity Gap at December 31, 2004

	0-3 months	3 to 12 months	1-3 years	over 3 years
	(Dollars in thousands)
Interest bearing deposits	$1,412	$—	$—	$—
Securities(1),(2)	14,120	19,992	40,557	97,512
Mortgage loans held for sale	9,799	—	—	—
Loans(2)	277,791	72,665	122,131	123,741

Total rate sensitive assets	303,122	92,657	162,688	221,253
Interest bearing deposits(3)	151,323	8,871	24,015	88,332
Time deposits	26,036	66,106	110,219	27,228
Federal funds purchased	36,092	—	—	—
Short-term borrowed funds	27,800	10,000	15,000	—
Long-term borrowed funds	2,500	17,000	33,000	2,000
Junior subordinated debt	20,150	—	—	—

Total rate sensitive liabilities	263,901	101,977	182,234	117,560

Interest rate swap	(5,000)	—	—	—

Interest sensitivity gap	$34,221	$(9,320)	$(19,546)	$103,693

Cumulative gap	34,221	24,901	5,355	109,048
Cumulative gap to total assets	5.5%	4.0%	0.9%	17.5%

(1)
Includes gross of unrealized gains/losses on available for sale securities.

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

        The Company also measures its sensitivity to interest rate movements through simulations of the effects of rate changes upon its net interest income. Interest rate movements of up 100, 200 and 300 basis points and down 100, 200 and 300 basis points, adjusted because of the current low rate environment, were applied to the Company's interest earning assets and interest bearing liabilities as of December 31, 2004. The results of these simulations on net interest income for 2004 are as follows:

Simulated % change in 2004 Net Interest Income
Assumed Changes in Interest Rates	% Change
-300	-5%
-200	-2%
-100	-1%
0	0%
+100	1%
+200	3%
+300	3%

        Economic value of shareholders' equity as a result of interest rate changes is presented in the following hypothetical table. This analysis estimates the projected change in the value of equity as of December 31, 2004 as a result of hypothetical interest rate movements. The results of the simulations in the up 100, 200 and 300 basis points categories reflect the balance sheet and interest rate environment changes during the last half of 2004 as discussed above. The acquisition of Madison and the Company's plan to reduce its negative one-year cumulative gap position is expected to keep the economic value of shareholders' equity inside policy limits.

Simulated % change in Economic Value of Shareholders' equity
Assumed Changes in Basis Points	% Change
-300	-13%
-200	-4%
-100	1%
0	0%
+100	-3%
+200	-7%
+300	-11%

Capital

        Federal bank regulatory agencies have established certain capital-related criteria that must be met by banks and bank holding companies. The measurements which incorporate the varying degrees of risk contained within the balance sheet and exposure to off-balance sheet commitments were established to provide a framework for comparing different institutions.

        Other than Tier 1 capital restrictions on the Company's junior subordinated debt discussed later, the Company is not aware of any pending recommendations by regulatory authorities that would have a material impact on the Company's capital, resources, or liquidity if they were implemented, nor is the Company under any agreements with any regulatory authorities.

        The adequacy of the Company's capital is reviewed on an ongoing basis with regard to size, composition and quality of the Company's resources. An adequate capital base is important for continued growth and expansion in addition to providing an added protection against unexpected losses.

        An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders' equity less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at December 31, 2004 was 7.98% compared to 9.32% at December 31, 2003. This decrease is primarily the result of an increase in disallowed goodwill and other intangible assets and the increase in average total assets primarily due to the acquisition of Madison. For 2004 and 2003, the ratios were above minimum regulatory guidelines.

        As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy. Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments. For the Company, Tier I capital consists of common shareholders' equity less intangible assets plus the junior subordinated debt, and Tier II capital includes the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets. By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier I capital. In addition, federal banking regulating authorities have issued a final rule restricting the Company's junior subordinated debt to 25% of Tier I capital. Amounts of junior subordinated debt in excess of the 25% limit generally may be included in tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009.

        The following table sets forth the Company's capital ratios.

	At December 31,
	2004	2003
	(Dollars in thousands)
Tier I
Common shareholders' equity (excluding unrealized gains (losses) on securities)	$91,017	$53,104
Disallowed intangible assets	(44,061)	(13,597)
Junior subordinated debt	20,150	15,000
Tier II
Allowable portion of allowance for loan losses	7,248	4,356
Unrealized gains available for sale equity securities	25	223

Risk-based capital	$74,379	$59,086

risk adjusted assets (including off-balance sheet exposures)	$691,309	$472,838

Leverage ratio	7.98%	9.32%
Tier 1 risk-based capital ratio	9.71%	11.53%
Total risk-based capital ratio	10.76%	12.50%

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

        At December 31, 2004, the Company maintained $24.1 million in cash and cash equivalents primarily consisting of cash and due from banks. In addition, the Company had $172.2 million in securities available for sale. The combined total of $196.3 million represented 22.4% of total assets at December 31, 2004 compared to 34.7% at December 31, 2003.

        The Company considers its primary source of liquidity to be its core deposit base, which includes non-interest-bearing and interest-bearing demand deposits, savings, and time deposits under $100,000. This funding source has grown steadily over the years through organic growth and acquisitions and consists of deposits from customers throughout the financial center network. The Company will continue to promote the growth of deposits through its financial center offices. At December 31, 2004, approximately 62.8% of the Company's assets were funded by core deposits acquired within its market area. An additional 10.4% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

Off-Balance Sheet Arrangements

        The Company's financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments, at December 31, 2004 totaled $218.9 million. This consisted of $52.2 million in commercial real estate and construction loans, $43.9 million in home equity lines of credit, $112.7 million in unused business lines of credit and $10.1 million in standby letters of credit and the remainder in other unused commitments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Any amounts actually drawn upon, management believes, can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Contractual Obligations

        The following table represents the Company's aggregate on and off balance sheet contractual obligations to make future payments.

	December 31, 2004
	Less than 1 year	1-3 Years	4-5 Years	Over 5 Years	Total
	(in thousands)
Time deposits	$92,142	$110,219	$22,884	$4,344	$229,589
Long-term debt	19,500	33,000	2,000	—	54,500
Junior subordinated debt	20,150	—	—	—	20,150
Operating leases	1,612	2,856	2,533	14,603	21,604
Unconditional purchase obligations	381	835	931	668	2,815

Total	$133,420	$146,354	$27,502	$11,435	$318,711

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

Analysis of Changes in Interest Income (1)(2)(3)

	2004/2003 Increase (Decrease) Due to Change in			2003/2002 Increase (Decrease) Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)
Interest-bearing deposits in other banks and federal funds sold	$(7)	$3	$(4)	$(34)	$(9)	$(43)
Securities (taxable)	393	425	818	1,076	(2,002)	(926)
Securities (tax-exempt)	(107)	(11)	(136)	256	(129)	127
Loans	5,200	(1,761)	3,863	1,806	(2,367)	(561)

Total Interest Income	5,478	(1,344)	4,541	3,104	(4,507)	(1,403)

Short-term borrowed funds	611	212	823	381	(155)	226
Long-term borrowed funds	(1,120)	(456)	(1,553)	330	(761)	(431)
Interest-bearing demand deposits	314	20	334	155	(535)	(380)
Savings deposits	102	205	307	6	(190)	(184)
Time deposits	777	(533)	245	623	(1,285)	(662)

Total Interest Expense	684	(552)	156	1,495	(2,926)	(1,431)

Increase (Decrease) in Net Interest Income	$4,794	$(792)	$4,385	$1,609	$(1,581)	$28

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

	Year Ended December 31,
	2004			2003			2002
	Interest			Interest			Interest
	Average Balances	Income/ Expense	% Rate	Average Balances	Income/ Expense	% Rate	Average Balances	Income/ Expense	% Rate
	(in thousands except percentage data)
Interest Earning Assets:
Interest bearing deposits in other banks and federal funds sold	$790	$12	1.52	$1,396	$16	1.22	$3,318	$59	1.78
Securities (taxable)	166,193	6,696	4.03	155,777	5,878	3.77	134,511	6,804	5.06
Securities (tax-exempt)(1)	17,726	1,171	6.61	19,334	1,308	6.76	15,886	1,181	7.45
Loans(1)(2)	433,941	26,357	5.97	352,438	22,494	6.38	326,814	23,055	7.05

Total interest earning assets	618,650	34,236	5.44	528,945	29,696	5.61	480,529	31,099	6.47
Interest Bearing Liabilities:
Interest bearing demand deposits	148,849	1,800	1.21	122,573	1,465	1.20	113,086	1,845	1.63
Savings deposits	62,983	688	1.09	49,639	380	0.77	49,122	564	1.15
Time deposits	184,273	6,655	3.61	164,360	6,409	3.90	151,056	7,071	4.68

Total interest bearing deposits	396,105	9,143	2.31	336,572	8,254	2.45	313,264	9,480	3.03
Short-term borrowings	87,104	1,449	1.66	44,068	626	1.42	22,540	400	1.77
Long-term borrowings	39,218	1,333	3.34	65,670	2,960	4.51	72,021	3,579	4.97
Mandatory redeemable capital debenture	16,295	917	5.63	15,000	842	5.61	7,548	654	8.66

Total interest bearing liabilities	538,722	12,842	2.38	461,310	12,682	2.75	415,373	14,113	3.40

Noninterest bearing deposits	$79,582			$64,763			$53,693
Net interest margin		$21,394	3.46%		$17,014	3.22%		$16,986	3.53

(1)
Rates on loans and investment securities are reported on a tax-equivalent basis of 34%.

(2)
Non-accrual loans have been included in average loan balances.

Risk Elements

        Non-performing loans, consisting of loans on non-accrual status, loans past due 90 days or more and still accruing interest, and renegotiated troubled debt increased to $6.0 million at December 31, 2004, an increase from $1.5 million at December 31, 2003. Generally, loans that are more than 90 days past due are placed on non-accrual status. As a percentage of total loans, non-performing loans represented .99% at December 31, 2004 and .42% at December 31, 2003. The increase in total non-performing assets is primarily attributable to loans acquired in the Madison acquisition. Included in total non-performing assets are $2,428,000 in loans that had matured and were in the process of being reviewed and renewed as of December 31, 2004. As of January 20, 2005, $2,317,000 of these matured loans have been reviewed, approved and are no longer delinquent. The remaining loans are being reviewed along with all newly maturing loans and no significant loan loss provisions are anticipated. The allowance for loan losses represents 121.08% of non-performing loans at December 31, 2004, compared to 287.7% at December 31, 2003.

        The Company continues to emphasize credit quality and believes that pre-funding analysis and diligent intervention at the first signs of delinquency will help to maintain these levels.

        The following table is a summary of non-performing loans and renegotiated loans for the years presented.

	Non-performing Loans As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Non-accrual loans:
Real estate	$2,447	$129	$258	$215	$682
Consumer	—	18	—	5	—
Commercial	471	674	971	531	419

Total	2,918	821	1,229	751	1,101
Loans past due 90 days or more and still accruing interest:
Real estate	2,384	46	—	—	265
Consumer	33	16	11	8	89
Commercial	548	—	53	56	116

Total loans past due 90 days or more	2,965	62	64	64	470
Troubled debt restructurings:
Real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial	103	631	112	116	994

Total troubled debt restructurings	103	631	112	116	994

Total non-performing loans	$5,986	$1,514	$1,405	$931	$2,565

        At December 31, 2004, there was $6.0 million of commercial loans for which payments are current, but where the borrowers were experiencing significant financial difficulties, that were not classified as non-accrual.

        The following summary shows the impact on interest income of non-accrual and restructured loans for the year ended December 31, 2004 (in thousands):

Amount of interest income on loans that would have been recorded under original terms	$72
Interest income reported during the period	$7

Provision and Allowance for Loan Losses

        The provision for loan losses for 2004 was $1.3 million compared to $965,000 in 2003 and $1.5 million in 2002. The Company performs a review of the credit quality of its loan portfolio on a monthly basis to determine the adequacy of the allowance for possible loan losses. The Company experienced growth in the loan portfolio of 66.8% in 2004 and 6.7% in 2003. The allowance for loan losses at December 31, 2004 was $7.2 million, or 1.22% of outstanding loans, compared to $4.4 million or 1.22% of outstanding loans at December 31, 2003. The increase in the provision for loan losses for 2004 over 2003 and the allowance as a percent of outstanding loans as of December 31, 2004 compared to 2003 is primarily a result of the Madison.

        The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio. Additions to the allowance are charged through the provision for loan losses. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, value of any collateral, risk characteristics in the loan portfolio, and local and national economic conditions. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Based upon the results of such reviews, management believes that the allowance for loan losses at December 31, 2004 was adequate to absorb credit losses inherent in the portfolio as of that date.

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

Allocation of Allowance for Loan Losses
(In thousands except percentage data)

	As of December 31,
	2004		2003		2002		2001		2000
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial	$6,071	46.9%	$3,391	47.5%	$3,095	53.4%	$2,467	53.7%	$2,225	51.5%
Residential Real Estate	387	51.1	277	49.4	374	42.7	648	42.5	648	31.2
Consumer	782	2.0	598	3.1	500	3.9	459	3.8	621	17.3

Total
Allocated	7,240	100.0	4,266	100.0	3,969	100.0	3,574	100.0	3,494	100.0
Unallocated	8	—	90	—	213	—	149	—	77	—

TOTAL	$7,248	100.0%	$4,356	100.0%	$4,182	100.0%	$3,723	100.0%	$3,571	100.0%

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

Analysis of the Allowance for Loan Losses
(in thousands except ratios)

	Year Ended December 31,
	2004	2003	2002	2001	2000
Balance, Beginning of year	$4,356	$4,182	$3,723	$3,571	$2,954
Conversion Balance	2,079
Charge-offs:
Commercial	315	771	799	761	194
Real Estate	202	49	57	85	245
Consumer	111	133	211	134	116

Total	628	953	1,067	980	555
Recoveries:
Commercial	9	59	41	42	6
Real Estate	87	9	10	22	43
Consumer	25	94	20	56	41

Total	121	162	71	120	90

Net Charge-offs	507	791	996	860	465

Provision Charged to Operations	1,320	965	1,455	1,012	1,082

Balance, End of Year	$7,248	$4,356	$4,182	$3,723	$3,571

Average Loans	$558,489	$347,795	$326,814	$294,136	$276,470
Ratio of Net Charge-off to Average Loans	0.09%	0.23%	0.30%	0.29%	0.17%
Ratio of Allowance to Loans, End of Year	1.22%	1.22%	1.25%	1.23%	1.25%

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

        The Bank manages credit risk in the loan portfolio through adherence to consistent standards, guidelines, and limitations established by the credit policy. The Bank's credit department, along with the loan officer, analyzes the financial statements of the borrower, collateral values, loan structure, and economic conditions, to then make a recommendation to the appropriate approval authority. Commercial loans generally consist of real estate secured loans, lines of credit, term, and equipment loans. The Bank's underwriting policies impose strict collateral requirements and normally will require the guaranty of the principals. For requests that qualify, the Bank will use Small Business Administration guarantees to improve the credit quality and support local small business.

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

Loan Portfolio

        The following table sets forth the Company's loan distribution at the periods presented:

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Commercial, Financial, and Agricultural	$279,756	$180,378	$179,144	$162,227	$141,425
Real Estate Construction	30,039	21,498	10,245	4,344	4,152
Residential Real Estate	274,417	144,335	132,714	123,976	112,855
Consumer	12,116	11,285	13,081	11,376	24,366
Total	$596,328	$357,496	$335,184	$301,923	$282,798

Loan Maturities

        The following table shows the maturity of commercial, financial and agricultural loans outstanding at December 31, 2004:

	Maturities of Outstanding Loans
	Within One Year	After One But Within Five Years	After Five Years	Total
	(in thousands)
Commercial, Financial, and Agricultural	$5,123	$45,517	$229,116	$279,756

Maturity of Certificates of Deposit of $100,000 or More

        The following table sets forth the amounts of the Bank's certificates of deposit of $100,000 or more by maturity date.

December 31, 2004
(in thousands)
Three Months or Less	$11,043
Over Three Through Six Months	11,224
Over Six Through Twelve Months	12,553
Over Twelve Months	36,964

TOTAL	$71,784

Securities Portfolio Maturities and Yields

        The following table sets forth information about the maturities and weighted average yield on the Company's securities portfolio. Floating rate, immediately repriceable items are included in the first column, and yields are not reported on a tax equivalent basis.

Amortized Cost at December 31, 2004
Securities Available For Sale	Due in 1 Year or Less		After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years		Total
(In thousands except percentage data)
Obligations of U.S. Government Agencies and Corportations		$1,986 2.15%	$5,002 3.49%	$322 4.07%	$	— —%	$7,310 3.16%
State and Municipal Obligations	$	— —%	$449 2.85%	$3,891 4.23%		$9,897 5.46%	$14,237 5.04%
Other Securities and Equity Securities		$3,831 4.57%	$1,538 5.10%	$1,682 5.00%		$18,032 5.78%	$25,083 5.30%
Mortgage Backed Securities							$119,541 4.20%
Amortized Cost at December 31, 2004
Securities Held to Maturity	Due in 1 Year or Less		After 1 Year to 5 Years		After 5 Years to 10 Years		After 10 Years		Total
(In thousands except percentage data)
Obligations of U.S. Government Agencies and Corportations	$	— —%		$2,071 2.16%	$	— —%	$	— —%	$2,071 3.16%
Other Securities and Equity Securities	$	— —%	$	— —%	$	— —%		$4,332 7.46%	$4,332 7.46%

Securities Portfolio

        The following table sets forth the amortized cost of the Company's investment securities at its last three fiscal year ends:

	As of December 31,
Securities Available For Sale	2004	2003	2002
	(In thousands)
Obligations of U.S. Treasuries	$1,986	$—	$—
Obligations of U.S. Government Agencies and Corporations	5,324	4,524	5,641
State and Municipal Obligations	14,237	26,585	18,842
Mortgage Backed Securities	119,541	136,309	103,778
Other Securities and Equity Securities	25,083	32,803	26,060

Total	$166,171	$200,221	$154,321

	As of December 31,
Securities Held to Maturity	2004	2003	2002
	(In thousands)
Obligations of U.S. Government Agencies and Corporations	$2,071	$—	$—
Other Securities and Equity Securities	4,332	—	—

Total	$6,403	$—	$—

        For purposes of financial reporting, all securities are classified as available for sale and are reflected at estimated fair value.

Average Deposits and Average Rates by Major Classification

        The following table sets forth the average balances of the Bank's deposits and the average rates paid for the years presented.

	Year Ended December 31,
	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non-interest bearing demand	$79,582		$64,763		$53,693
Interest bearing demand	148,849	1.21%	122,573	1.20%	113,086	1.63%
Savings deposits	62,983	1.09%	49,639	0.77%	49,122	1.15%
Time deposits	184,273	3.61%	164,360	3.90%	151,056	4.68%

Total	$475,687		$401,335		$366,957

Other Borrowed Funds

        Other borrowings at December 31, 2004 consisted of overnight borrowings from the FHLB under a repurchase agreement, overnight borrowings from other correspondent financial institutions, and repurchase agreements with customers and other financial institutions. The borrowings are collateralized by certain qualifying assets of the Bank.

        Federal funds purchased by the Bank were $36.1 million and $62.1 million at December 31, 2004 and 2003, respectively. The federal funds purchased typically mature in one day.

        Information concerning the short-term borrowings is summarized as follows:

	As of December 31,
	2004	2003	2002
	(In thousands except percentage data)
Federal funds purchased:
Average balance during the year	$43,273	$18,876	$4,453
Rate	1.50%	1.26%	1.95%
Securities sold under agreements to repurchase:
Average balance during the year	18,831	25,192	18,087
Rate	1.29%	1.54%	1.73%
Maximum month end balance of short-term borrowings during the year	$53,200	$83,678	$37,693

Dividends and Shareholders' Equity

        The Company declared cash dividends in 2004 of $0.65 per share, and $0.62 per share in 2003.

	Year Ended December 31,
	2004	2003	2002
Return on average assets	0.78%	0.84%	0.95%
Return on average equity	8.69%	9.39%	10.33%
Dividend payout ratio	51.24%	44.41%	40.38%
Average equity to average assets	9.03%	8.99%	9.72%

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        The discussion concerning the effects of interest rate changes on the Company's estimated net interest income for the year ended December 31, 2004 set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity" in Item 7 hereof, is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Leesport Financial Corp.
Wyomissing, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Leesport Financial Corp., and its wholly-owned subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leesport Financial Corp. and its wholly-owned subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ BEARD MILLER COMPANY LLP
Reading, Pennsylvania March 16, 2005

LEESPORT FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(Dollar amounts in thousands, except share data)

	December 31,
	2004	2003
ASSETS
Cash and due from banks	$22,643	$15,227
Interest-bearing deposits in banks	1,412	11

Total cash and cash equivalents	24,055	15,238
Federal funds sold	—	1,100
Mortgage loans held for sale	9,799	1,280
Securities available for sale	165,778	200,650
Securities held to maturity, fair value 2004—$6,298	6,403	—
Loans, net of allowance for loan losses 2004—$7,248; 2003—$4,356	589,080	353,126
Premises and equipment, net	8,600	12,907
Identifiable intangible assets	5,790	4,369
Goodwill	38,227	9,200
Bank owned life insurance	11,355	10,789
Other assets	18,295	13,593

Total assets	$877,382	$622,252

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	$107,442	$67,711
Interest bearing	504,849	340,871

Total deposits	612,291	408,582
Securities sold under agreements to repurchase	52,800	41,588
Federal funds purchased	36,092	62,090
Long-term debt	54,500	34,500
Junior subordinated debt	20,150	15,000
Other liabilities	10,614	7,115

Total liabilities	786,447	568,875

Shareholders' equity
Common stock, par value $5 per share; authorized 20,000,000 shares; issued: 5,031,021 shares in 2004, 3,439,310 shares in 2003	25,154	17,197
Surplus	51,210	18,426
Retained earnings	15,592	18,535
Accumulated other comprehensive income (loss)	(119)	273
Treasury stock; 46,645 shares in 2004, 55,487 shares in 2003, at cost	(902)	(1,054)

Total shareholders' equity	90,935	53,377

Total liabilities and shareholders' equity	$877,382	$622,252

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2004, 2003 and 2002

(Amounts in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Interest income:
Interest and fees on loans	$26,181	$22,406	$22,971
Interest on securities:
Taxable	6,242	5,719	6,737
Tax-exempt	756	848	637
Dividend income	420	181	226
Interest on federal funds sold	4	9	36
Other interest income	8	7	23

Total interest income	33,611	29,170	30,630

Interest expense:
Interest on deposits	9,141	8,254	9,480
Interest on short-term borrowings	652	238	87
Interest on securities sold under agreements to repurchase	799	388	313
Interest on long-term debt	1,333	2,960	3,579
Interest on junior subordinated debt	917	842	654

Total interest expense	12,842	12,682	14,113

Net interest income	20,769	16,488	16,517
Provision for loan losses	1,320	965	1,455

Net interest income after provision for loan losses	19,449	15,523	15,062

Other income:
Customer service fees	1,947	1,539	1,275
Mortgage banking activities, net	2,096	2,435	1,546
Commissions and fees from insurance sales	10,781	9,200	5,722
Broker and investment advisory commissions and fees	528	696	744
Earnings on investment in life insurance	625	432	376
Gain on sale of loans	432	269	621
Gain on sale of financial centers	—	3,073	—
Other income	915	936	541
Net realized gains on sales of securities	345	284	56

Total other income	17,669	18,864	10,881

Other expense:
Salaries and employee benefits	17,159	13,560	10,195
Occupancy expense	2,596	2,023	1,625
Equipment expense	1,971	1,520	1,189
Marketing and advertising expense	1,170	1,223	1,002
Amortization of identifiable intangible assets	432	309	72
Professional services	1,141	1,140	987
Outside processing services	2,138	2,163	1,426
Insurance expense	535	375	304
FHLB advance prepayment expense	—	2,482	—
Merger related expense	899	—	—
Other expense	2,507	2,765	2,238

Total other expense	30,548	27,560	19,038

Income before income taxes	6,570	6,827	6,905
Income taxes	1,154	1,878	1,985

Net income	$5,416	$4,949	$4,920

Basic earnings per share	$1.38	$1.39	$1.42

Diluted earnings per share	$1.36	$1.38	$1.41

See Notes to Consolidated Financial Statements

LEESPORT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years ended December 31, 2004, 2003 and 2002

(Amounts in thousands, except share data)

	Common Stock
	Number of Shares Issued	Par Value	Surplus	Retained Earnings	Accumulated Comprehensive Other Income (Loss)	Treasury Stock	Total
Balance, December 31, 2001	3,079,338	$15,397	$13,510	$16,055	$259	$—	$45,221
Comprehensive Income:
Net Income	—	—	—	4,920	—	—	4,920
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	1,882	—	1,882

Total comprehensive income							6,802

Common stock issued in connection with acquisitions	141,908	709	1,866	—	—	—	2,575
Common stock issued in connection with directors' compensation	6,066	30	63	—	—	—	93
Common stock issued in connection with director and employee stock purchase plans	14,294	72	134	—	—	—	206
Cash dividends declared ($0.57 per share)	—	—	—	(1,997)	—	—	(1,997)

Balance, December 31, 2002	3,241,606	16,208	15,573	18,978	2,141	—	52,900
Comprehensive Income:
Net Income	—	—	—	4,949	—	—	4,949
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(1,868)	—	(1,868)

Total comprehensive income							3,081

Purchase of treasury stock	—	—	—	—	—	(1,054)	(1,054)
Common stock issued in connection with directors' compensation	8,445	42	122	—	—	—	164
Common stock issued in connection with director and employee stock purchase plans	27,310	137	348	—	—	—	485
Common stock dividend (5%)	161,949	810	2,383	(3,200)	—	—	(7)
Cash dividends declared ($0.62 per share)	—	—	—	(2,192)	—	—	(2,192)

Balance, December 31, 2003	3,439,310	17,197	18,426	18,535	273	(1,054)	53,377
Comprehensive Income:
Net Income	—	—	—	5,416	—	—	5,416
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(392)	—	(392)

Total comprehensive income							5,024

Purchase of treasury stock	—	—	—	—	—	(140)	(140)
Additional consideration in connection with acquisitions	20,938	105	458	3	—	299	865
Common stock issued in connection with acquisitions	1,311,010	6,552	27,533	—	—	(7)	34,078
Common stock issued in connection with directors' compensation	6,890	34	128	—	—	—	162
Common stock issued in connection with director and employee stock purchase plans	15,999	80	264	—	—	—	344
Common stock dividend declared (5%)	236,874	1,186	4,401	(5,587)	—	—	—
Cash dividends declared ($0.65 per share)	—	—	—	(2,775)	—	—	(2,775)

Balance, December 31, 2004	5,031,021	$25,154	$51,210	$15,592	$(119)	$(902)	$90,935

See Notes to Consolidated Financial Statements

LEESPORT FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2003 and 2002

(Amounts in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities
Net Income	$5,416	$4,949	$4,920
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,320	965	1,455
Provision for depreciation and amortization of premises and equipment	1,392	1,134	905
Provision for decline in value of real estate	—	191	—
Amortization of identifiable intangible assets	432	309	72
Deferred income taxes	(82)	(55)	115
Director stock compensation	163	164	93
Net amortization securities premiums and discounts	614	1,549	789
Amortization of mortgage servicing rights	94	284	135
Increase in mortgage servicing rights	(134)	(126)	(326)
Net realized loss (gain) on sale of foreclosed real estate	7	(36)	(15)
Net realized gains on sales of securities	(345)	(284)	(56)
Proceeds from sales of loans held for sale	89,404	124,514	75,193
Net gains on sale of loans	(2,175)	(2,433)	(1,937)
Loans originated for sale	(82,899)	(102,384)	(82,024)
Realized loss (gain) on sale of premises and equipment	—	4	(22)
Increase in investment in life insurance	(567)	(396)	(330)
Gain on sale of financial centers	—	(3,073)	—
Decrease (increase) in accrued interest receivable and other assets	2,994	(2,535)	(1,421)
Increase (decrease) in accrued interest payable and other liabilities	728	(4,809)	1,336

Net Cash Provided by (Used in) Operating Activities	16,362	17,932	(1,118)

Cash Flow From Investing Activities
Available for sale securities:
Purchases	(40,341)	(181,359)	(92,020)
Principal repayments, maturities and calls	27,229	79,817	68,998
Proceeds from sales	45,048	55,047	15,228
Net decrease (increase) in federal funds sold	1,100	(1,100)	—
Net increase in loans receivable	(60,522)	(56,364)	(40,093)
Proceeds from sale of loans	8,518	8,726	5,648
Net increase in Federal Home Loan Bank Stock	(250)	(671)	(695)
Proceeds from sale of foreclosed real estate	283	367	230
Proceeds from the sale of premises and equipment	7,707	1,735	46
Purchases of premises and equipment	(2,456)	(5,577)	(2,603)
Purchases of bank owned life insurance	—	(3,778)	—
Net cash received (used) in acquisitions	9,260	(1,045)	(3,556)
Purchase of limited partnership investment	(2,275)	(1,675)	—

Net Cash Used In Investing Activities	(6,699)	(105,877)	(48,817)

See Notes to Consolidated Financial Statements.

	Years Ended December 31,
	2004	2003	2002
	(Amounts in thousands)
Cash Flow From Financing Activities
Net increase in deposits	23,560	88,265	48,255
Net increase (decrease) in federal funds purchased	(53,588)	52,904	(23,314)
Net increase in securities sold under agreements to repurchase	11,212	16,655	3,859
Proceeds from long-term debt	25,500	14,000	22,000
Repayments of long-term debt	(5,500)	(51,700)	(12,000)
Issuance of junior subordinated debt	—	—	10,000
Deferred financing fees on junior subordinated debt	—	—	(300)
Purchase of treasury stock	(140)	(1,054)	—
Proceeds from the exercise of stock options and stock purchase plans	344	485	206
Reissuance of treasury stock	292	—	—
Cash dividends paid	(2,526)	(2,160)	(1,997)
Net cash disbursed with sale of financial centers	0	(30,702)	—

Net Cash (Used In) Provided By Financing Activities	(846)	86,693	46,709

Increase in cash and cash equivalents	8,817	(1,252)	(3,226)
Cash and cash equivalents:
January 1	15,238	16,490	19,716

December 31	$24,055	$15,238	$16,490

Cash payments for:
Interest	$12,396	$13,099	$14,422

Taxes	$1,363	$1,755	$1,775

Supplemental Schedule of Non-cash Investing and Financing Activities
Other real estate acquired in settlement of loans	$112	$519	$282

See Notes to Consolidated Financial Statements.

1.     Significant Accounting Policies

Principles of consolidation:

        The consolidated financial statements include the accounts of Leesport Financial Corp. (the "Company"), a bank holding company, which has elected to be treated as a financial holding company, and its wholly-owned subsidiaries, Leesport Bank (the "Bank"), Essick & Barr, LLC ("Essick & Barr"), Leesport Investment Group, LLC ("LIG") and Leesport Wealth Management, LLC ("LWM"). As of December 31, 2004, the Bank's wholly-owned subsidiaries were Leesport Realty Solutions, LLC and Leesport Mortgage Holdings, LLC. All significant intercompany accounts and transactions have been eliminated.

Nature of operations:

        The Bank provides full banking services. Essick & Barr provides risk management services, employee benefits insurance and personal and commercial insurance coverage through multiple insurance companies. LIG and LWM provide investment advisory and brokerage services. Leesport Realty Solutions, LLC provides title insurance and other real estate related services to the Company's customers through limited partnership arrangements with unaffiliated third parties involved in the real estate services industry. Leesport Mortgage Holdings, LLC provides mortgage brokerage services through its limited partnership agreements with unaffiliated third parties involved in the real estate services industry. First Leesport Capital Trust I, Leesport Capital Trust II and Madison Statutory Trust I are trusts formed for the purpose of issuing mandatory redeemable debentures on behalf of the Company. These trusts are wholly-owned subsidiaries of the Company, but are not consolidated for financial statement purposes. See "Junior Subordinated Debt" in footnote 10. The Company and the Bank are subject to the regulations of various federal and state agencies and undergo periodic examinations by various regulatory authorities.

Use of estimates:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of deferred tax assets.

Significant group concentrations of credit risk:

        Most of the Company's activities are with customers located within Berks, Schuylkill, Philadelphia, Montgomery and Delaware Counties as well as southeastern Pennsylvania market areas. Note 4 discusses the types of securities that the Company invests in. Note 5 discusses the types of lending that the Company engages in. Although the Company has a diversified loan portfolio, its debtors' ability to honor contracts is influenced by the region's economy.

Reclassifications:

        For comparative purposes, prior years' consolidated financial statements have been reclassified to conform to report classifications of the current year. The reclassifications had no effect on net income.

Presentation of cash flows:

        For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits in other banks.

Securities:

        Debt securities that management has the positive ability and intent to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. Unrealized gains and losses are reported in other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Purchased premiums and discounts are recognized in interest income using a method which approximates the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans:

        Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, generally are stated at their outstanding unpaid principal balances, net of any deferred fees or costs on originated loans or unamortized premiums or discounts on purchased loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. These amounts are generally being amortized over the contractual life of the loan. Discounts and premiums on purchased loans are amortized to income using the interest method over the expected lives of the loans.

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

        The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

        Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential mortgage loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Loans held for sale:

        Mortgage loans originated and intended for sale in the secondary market at the time of origination are carried at the lower of cost or estimated fair value on an aggregate basis. The majority of all sales are made with 90 day recourse. At December 31, 2004 and 2003, there were $9.8 million and $1.3 million, respectively, of residential mortgage loans held for sale.

Rate lock commitments:

        In March 2002, the Financial Accounting Standards Board determined that loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments, effective for fiscal quarters beginning after April 10, 2002. Accordingly, the Company adopted such accounting on July 1, 2002.

        The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. Fees received are included in the net gain or loss on sale of mortgage loans.

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

Premises and equipment:

        Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is calculated principally on the straight-line method over the respective assets estimated useful lives as follows:.

Years
Buildings and leasehold improvements	10–40
Furniture and equipment	3–10

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

Bank-owned life insurance:

        The Bank invests in bank owned life insurance ("BOLI") as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies in the amount of $11.4 million and $10.8 million at December 31, 2004 and 2003, respectively. Income from the increase in cash surrender value of the policies is included in other income on the income statement.

Stock-based compensation:

        At December 31, 2004, the Company had two stock-based compensation plans, which are described more fully in Note 12. The Company accounts for these stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the

Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" to stock-based compensation.

	Years ended December 31,
	2004	2003	2002
	(In thousands)
Net income, as reported	$5,416	$4,949	$4,920
Deduct total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(143)	(159)	(167)

Pro forma net income	$5,273	$4,790	$4,753

Basic earning per share:
As reported	$1.38	$1.39	$1.42
Pro forma	$1.34	$1.35	$1.37
Diluted earnings per share:
As reported	$1.36	$1.38	$1.41
Pro forma	$1.32	$1.34	$1.36

        The fair value of options granted during 2004, 2003 and 2002 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.35% to 3.85%; volatility factors of the expected market price of the Company's common stock of 19.00% to 21.26%; expected life of the options of 7.0 years and a cash dividend yield of 2.85% to 3.52%.

        The weighted-average fair value of options granted during the years 2004, 2003 and 2002 were $4.34, $3.36 and $3.07, respectively.

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

        During 2002, the Company entered into an interest rate swap to convert its fixed rate long-term debt to floating rate debt. Both the interest rate swap and the related debt are recorded on the balance sheet at fair value through adjustments to interest expense. For the years ended December 31, 2004, 2003 and 2002, the ineffective portion of the fair value hedge was minimal.

        During 2003, the Company also entered into an interest rate cap agreement to limit its exposure to the variable rate interest achieved through the interest rate swap. The interest rate cap was not designated as a cash flow hedge and thus, it is carried on the balance sheet in other assets at fair value through adjustments to interest expense.

        Derivatives use for the Company consists of an interest rate cap and an interest rate swap entered into in 2003 and 2002, respectively to in effect convert fixed rate capital debentures into variable rate. The Company has designated its interest rate swap as a fair value hedge as defined in SFAS No. 133. Because the critical term of the interest rate swap matches the terms of the trust preferred securities, the swap qualifies for "short-cut method" accounting treatment under SFAS No. 133.

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

        The number of common shares outstanding as of December 31, 2004 and all references to the weighted-average number of common shares outstanding and per share amounts reflect the 5% stock dividend declared by the Board of Directors on December 15, 2004 with a record date of January 3, 2005 and distributed to shareholders on January 14, 2005. The 5% stock dividend resulted in 236,874 shares and cash paid of $11,790 on 349.2 fractional shares.

        The Company's calculation of earnings per share for the years ended December 31, 2004, 2003, and 2002 is as follows:

	Income (numerator)	Weighted Average shares (denominator)	Per share amount
	(In thousands except per share data)
2004
Basic earnings per share:
Net income available to common shareholders	$5,416	3,929	$1.38
Effect of dilutive stock options	—	60	(0.02)

Diluted earnings per share:
Net income available to common shareholders plus assumed conversion	$5,416	3,989	$1.36

2003
Basic earnings per share:
Net income available to common shareholders	$4,949	3,557	$1.39
Effect of dilutive stock options	—	38	(0.01)

Diluted earnings per share:
Net income available to common shareholders plus assumed conversion	$4,949	3,595	$1.38

2002
Basic earnings per share:
Net income available to common shareholders	$4,920	3,456	$1.42
Effect of dilutive stock options	—	28	(0.01)

Diluted earnings per share:
Net income available to common shareholders plus assumed conversion	$4,920	3,484	$1.41

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

        The components of other comprehensive income (loss) and related tax effects were as follows:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Unrealized holding gains (losses) on available for sale securities	$(461)	$(2,530)	$2,908
Reclassification adjustment for unrealized gains remaining to be amortized from transfer of available for sale securities to held to maturity	140	—	—
Reclassification adjustment for gains realized in income	(345)	(284)	(56)

Net unrealized gains (losses)	(666)	(2,814)	2,852
Tax effect	274	946	(970)

Net of tax amount	$(392)	$(1,868)	$1,882

Segment reporting:

        The Bank acts as an independent community financial services provider which offers traditional banking and related financial services to individual, business and government customers. Through its branch and automated teller machine networks, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services. Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail and mortgage banking operations of the Bank. As such, discrete financial information is not available and segment reporting would not be meaningful. See Note 18 for a discussion of insurance operations and investment advisory and brokerage operations.

Recently issued accounting standards:

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) revised Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. Statement No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company estimates that total stock-based compensation expense, net of related tax effects, will be approximately $24,000 for the year ending December 31, 2005.

        In March 2004, the SEC released Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." SAB 105 provides guidance about the measurements of loan commitments recognized at fair value under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 did not have a material effect on our consolidated financial statements.

        In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3 (SOP 03-3), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer, including business combinations, if those differences are attributable, at least in part, to credit quality. SOP 03-3 is effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. The Company intends to adopt the provisions of SOP 03-3 effective January 1, 2005, and does not expect the initial implementation to have a material effect on the Company's consolidated financial statements.

2.     Acquisitions and Divesture

        On October 1, 2004, the Company acquired 100% of the outstanding voting shares of Madison Bancshares Group, Ltd., the holding company for Madison Bank ("Madison"), a Pennsylvania state-chartered commercial bank. Madison has become a division of Leesport Bank. The transaction enhances the Company's strong presence in Pennsylvania, particularly in the high growth counties of Berks, Philadelphia, Montgomery and Delaware. The results of Madison's operations have been included in the consolidated financial statements since the date of acquisition.

        Under the terms of the merger, each share of Madison common stock was exchanged for 0.6028 shares of Leesport common stock resulting in the issuance of 1,311,010 of Leesport common stock and a cash payment of $11,790. The total purchase price was $34.6 million. The value of the common shares issued was determined based on the average market price of Leesport common shares five days before and five days after the date of the announcement. In connection with the transaction, Madison paid cash of $7.1 million and recognized the expense for 699,122 Madison options and warrants outstanding at

September 30, 2004. In addition, Madison paid cash of $2.3 million and recognized the expense for the termination of existing contractual arrangements.

Purchase price:
Madison common stock exchanged for Leesport
Leesport common stock	2,174,904
Exchange ratio	0.6028

Total Leesport common stock issued (less 22 fractional shares retired)	1,311,010
Purchase price of Leesport common stock per share	$26.01

Total consideration	$34,100
Acquisition costs	523

Total purchase price	$34,623

Allocation of purchase price:
Current assets	$10,894
Investment securities	4,166
Loans receivable, net	198,119
Property and equipment	2,335
Deferred taxes	2,441
Identifiable intangible assets subject to amortization:
Core deposit intangible (7 year weighted average useful life)	1,852
Goodwill	28,235
Other assets	2,562
Deposits	(180,148)
Federal funds purchased	(27,590)
Junior subordinated debt	(5,150)
Other liabilities	(3,093)

Total allocation of purchase price	$34,623

        The $28.2 million of goodwill was assigned to our banking and financial services segment. None of the goodwill is expected to be deductible for tax purposes.

        The following represents the unaudited pro forma results of the ongoing operations for Leesport Financial Corp. and Madison as though the acquisition of Madison had occurred at the beginning of each period shown. The unaudited pro forma information, however, is not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Pro Forma Year Ended December 31, 2004	Pro Forma Year Ended December 31, 2003
	(In thousands except per share data)
Net interest income after provision for loan losses	$24,883	$24,277
Other income	22,115	27,778
Other expenses	41,645	42,853
Merger related expenses	10,254	—
Net (loss) income	(5,040)	6,473
Earnings per share (basic)	(1.28)	1.31
Earnings per share (diluted)	(1.26)	1.37

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

        The Company paid cash of $1.0 million for CrosStates on September 30, 2003 and recorded a liability of $1.4 million, payable to the shareholder of CrosStates in cash and stock at the then current market value. This liability is included in other liabilities. After the first and second years following the acquisition, $1.0 million and $0.4 million, respectively, will be paid to the former shareholder of CrosStates. On October 1, 2004, the Company paid the shareholder of CrosStates $500,000 in cash and $500,000 in fair market value of the Company's stock. Also, there are contingent payments totaling up to $1.2 million, payable to the former shareholder in cash and stock at the then current market value based on CrosStates achieving certain annual revenue levels through September 30, 2005.

        The components of the purchase price and allocation are as follows (dollars in thousands):

Purchase price:
Cash		$1,000
Payable to shareholder, net of imputed interest ($72)		1,328
Acquisition costs		100

Total consideration and acquisition costs		$2,428

Allocation of purchase price:
Current assets		$5
Property and equipment		13
Identifiable intangible assets subject to amortization:
Purchased customer accounts (20 year weighted average useful life)	1,259
Employment contracts (6 year weighted average useful life)	165
Trade name (5 year weighted average useful life)	47

		1,471
Goodwill		939

Total allocation of purchase price		$2,428

        On October 1, 2002, the Company acquired 100% of the outstanding shares of common stock of The Boothby Group, Inc. ("Boothby") headquartered in Blue Bell, Montgomery County, Pennsylvania. Boothby is a full service insurance agency that provides a broad range of insurance products and services. Boothby has become a division of Essick & Barr, LLC. As a result of this acquisition, Essick & Barr expanded its retail and commercial insurance presence into Montgomery County. In addition to cash payments of $3.6 million, the Company has issued 132,448 shares of its common stock at a price of $18.12 resulting in an aggregate purchase price of $6.2 million. Contingent payments payable to the five former shareholders of Boothby totaling up to $1.6 million, payable in shares of the Company's common stock at the then current market values, are based on The Boothby Group division of Essick & Barr achieving certain annual revenue levels through October 1, 2007. Through December 31, 2004, $617,000 has been paid and is reflected in goodwill. The results of Boothby's operations have been included in the consolidated financial statements since October 1, 2002.

        The allocation of the purchase price to specific assets and liabilities is based in part upon an outside appraisal of Boothby's long-lived assets. None of the Boothby related goodwill is expected to be deductible for income tax purposes.

        The components of the purchase price and allocation are as follows (dollars in thousands):

Purchase price:
Cash		$3,600
Stock issued (132,448 shares at $18.12)		2,400
Acquisition costs		162

Total consideration and acquisition costs		$6,162

Allocation of purchase price:
Current assets		$857
Property and equipment		145
Other assets		116
Identifiable intangible assets subject to amortization:
Purchased customer accounts (20 year weighted average useful life)	2,036
Employment contracts (7 year weighted average useful life)	867
Trade name (5 year weighted average useful life)	149

		3,052
Goodwill		3,830
Deferred tax liabilities		(1,020)
Liabilities assumed		(818)

Total allocation of purchase price		$6,162

        On August 30, 2002, the Company completed its purchase of certain assets of First Affiliated Investment Group ("First Affiliated"), an investment management and brokerage firm located in State College, Pennsylvania. In addition to cash payments of $175,000, the Company issued 9,460 shares of its common stock at a price of $18.50, resulting in an aggregate purchase price of $350,000. Contingent payments to the former shareholder of First Affiliated totaling up to $300,000, payable in stock at the then current market values and/or cash, are based upon achieving certain annual revenue levels through August 30, 2005. Through December 31, 2004, $175,000 has been paid and is reflected in goodwill. The results of First Affiliated's operations have been included in the consolidated financial statements since September 1, 2002.

        In accordance with the provisions of SFAS No. 142, the Company continues to amortize other intangible assets over the estimated remaining life of each respective asset. Amortizable intangible assets were composed of the following:

	December 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortizable intangible assets:
Purchase of client accounts	$3,295	$308	$3,295	$150
Employment contracts	1,075	338	1,075	176
Assets under management	184	21	184	16
Tradename	196	79	196	39
Core deposit intangible	1,852	66	—	—

Total	$6,602	$812	$4,750	$381

Aggregate Amortization Expense:
For the year ended December 31, 2004	431
For the year ended December 31, 2003	309
For the year ended December 31, 2002	72
Estimated Amortization Expense:
For the year ending December 31, 2005	640
For the year ending December 31, 2006	636
For the year ending December 31, 2007	622
For the year ending December 31, 2008	597
For the year ending December 31, 2009	552

        The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

	Banking and Financial Services	Insurance	Brokerage and Investment Services	Total
	(In thousands)
Balance as of January 1, 2003	$—	$7,616	$645	$8,261
Goodwill acquired during the year 2003	—	939	—	939

Balance as of December 31, 2003	—	8,555	645	9,200
Goodwill acquired during the year 2004	28,235	—	—	28,235
Contingent payments during the year 2004	—	617	175	792

Balance as of December 31, 2004	$28,235	$9,172	$820	$38,227

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

3.     Restrictions on Cash and Due from Banks

        The Federal Reserve Bank requires the Bank to maintain average reserve balances. For the years 2004 and 2003, the average of these daily reserve balances approximated $3.5 million and $2.8 million, respectively.

4.     Securities Available For Sale and Securities Held to Maturity

        The amortized cost and estimated fair values of securities held to maturity and securities available for sale were as follows at December 31, 2004 and 2003:

Securities Available For Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2004:
U.S. Treasury	$1,986	$—	$—	$1,986
Obligations of U.S. Government agencies and corporations	5,324	20	(25)	5,319
Mortgage-backed debt securities	119,541	91	(1,276)	118,356
State and municipal obligations	14,237	737	(10)	14,964
Other securities	9,813	130	(116)	9,827
Equity securities	15,270	416	(360)	15,326

	$166,171	$1,394	$(1,787)	$165,778

December 31, 2003:
Obligations of U.S. Government agencies and corporations	$4,524	$5	$(29)	$4,500
Mortgage-backed debt securities	136,309	392	(1,658)	135,043
State and municipal obligations	26,585	834	(143)	27,276
Other securities	19,147	701	(169)	19,679
Equity securities	13,656	524	(28)	14,152

	$200,221	$2,456	$(2,027)	$200,650

Securities Held To Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2004:
Obligations of U.S. Government agencies and corporations	$2,071	$—	$(20)	$2,051
Corporate debt securities	4,332	59	(143)	4,247

	$6,403	$59	$(163)	$6,298

        Equity securities include restricted stock in the FHLB of $5.8 million and $5.5 million at December 31, 2004 and 2003, respectively. The FHLB requires the Company to maintain a certain amount of FHLB stock based according to a predetermined formula. The stock is carried at cost.

        The following table shows the gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

	Less than 12 Months		12 Months or More		Total
Securities Available for Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Obligations of U.S. Government agencies and corporations	$2,204	$(25)	$—	$—	$2,204	$(25)
Mortgage-backed debt securities	82,595	(661)	27,072	(615)	109,667	(1,276)
State and municipal obligations	1,437	(9)	350	(1)	1,787	(10)
Other securities	4,646	(88)	15,028	(28)	19,674	(116)
Equity securities	4,791	(360)	—	—	4,791	(360)

Total	$95,673	$(1,143)	$42,450	$(644)	$138,123	$(1,787)

	Less than 12 Months		12 Months or More		Total
Securities Held to Maturity	Book Value	Unrealized Losses	Book Value	Unrealized Losses	Book Value	Unrealized Losses
	(In thousands)
Obligations of U.S. Government agencies and corporations	$2,071	$(20)	$—	$—	$2,071	$(20)
Other securities	—	—	1,083	(143)	1,083	(143)

Total	$2,071	$(20)	$1,083	$(143)	$3,154	$(163)

        In management's opinion, the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. There were 53 securities in the less than twelve month category and 15 securities in the twelve month or more category. The Company has the ability to hold these securities until maturity or market price recovery. Management believes that the unrealized losses represent temporary impairments of the securities.

        During 2004, the Bank transferred $4,196,000 of securities from securities available for sale to securities held to maturity. The securities were transferred at their fair value on the date of transfer which was $164,000 more than the amortized cost of the securities. This difference was reflected as a component of accumulated other comprehensive income and is being amortized over the period to maturity of the respective securities. At December 31, 2004, $140,000 of this difference remains unamortized.

        The amortized cost and fair value of securities as of December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain securities may be called or prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)		(In thousands)
Due in one year or less	$2,011	$2,011	$—	$—
Due after one year through five years	6,989	6,974	2,071	2,051
Due after five years through ten years	5,573	5,599	—	—
Due after ten years	16,787	17,512	4,332	4,247
Mortgage-backed securities	119,541	118,356	—	—
Equity securities	15,270	15,326	—	—

	$166,171	$165,778	$6,403	$6,298

        Securities with a carrying amount of $113.0 million and $111.0 million at December 31, 2004 and 2003, respectively, were pledged to secure securities sold under agreements to repurchase, public deposits and for other purposes as required or permitted by law.

        The following gross gains and losses were realized on sales of securities available for sale in 2004, 2003 and 2002:

Year	Gains	Losses	Net
2004	$973	$(628)	$345
2003	662	(378)	284
2002	134	(78)	56

5.     Loans

        The components of loans were as follows:

	December 31,
	2004	2003
	(In thousands)
Residential real estate—1 to 4 family	$190,557	$88,881
Residential real estate—multi family	12,428	8,915
Commercial	140,420	101,208
Commercial, secured by real estate	169,376	101,360
Consumer	12,116	11,285
Home equity lines of credit	71,431	45,833

Loans	596,328	357,482
Allowance for loan losses	(7,248)	(4,356)

Loans, net of allowance for loan losses	$589,080	$353,126

        Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Balance, beginning	$4,356	$4,182	$3,723
Provision for loan losses	1,320	965	1,455
Balance acquired in merger	2,079	—	—
Loans charged off	(628)	(953)	(1,067)
Recoveries	121	162	71

Balance, ending	$7,248	$4,356	$4,182

        The recorded investment in impaired loans not requiring an allowance for loan losses was $5.9 million at December 31, 2004 and $3.2 million at December 31, 2003. The recorded investment in impaired loans requiring an allowance for loan losses was $2.4 million and $1.9 million at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, the related allowance for loan losses associated with those loans was $1.4 million and $0.8 million, respectively. For the years ended December 31, 2004, 2003 and 2002, the average recorded investment in these impaired loans was $5.6 million, $5.8 million and $3.2 million, respectively; and the interest income recognized on impaired loans was $236,000 for 2004, $287,000 for 2003 and $226,000 for 2002.

        Loans on which the accrual of interest has been discontinued amounted to $2,918,000 and $821,000 at December 31, 2004 and 2003 respectively. Loan balances past due 90 days or more and still accruing interest but which management expects will eventually be paid in full, amounted to $2,965,000 and $62,000 at December 31, 2004 and 2003.

6.     Loan Servicing

        Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of these loans as of December 31, 2004 and 2003 was $33.5 million and $41.1 million, respectively.

        The balance of capitalized servicing rights included in other assets at December 31, 2004 and 2003, was $443,000 and $403,000, respectively. The fair value of these rights was $443,000 and $403,000, respectively. The fair value of servicing rights was determined using a 9.0 percent discount rate for 2004 and 2003.

        The following summarizes mortgage servicing rights capitalized and amortized:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Mortgage servicing rights capitalized	$134	$126	$325

Mortgage servicing rights amortized	$94	$284	$135

7.     Premises and Equipment

        Components of premises and equipment were as follows:

	December 31,
	2004	2003
	(In thousands)
Land and land improvements	$407	$2,094
Buildings	811	5,982
Leasehold improvements	3,271	2,028
Furniture and equipment	7,126	5,574

	11,615	15,678
Less accumulated depreciation	3,015	2,771

Premises and equipment, net	$8,600	$12,907

        In the fourth quarter of 2004, the Company sold six branch locations and leased them back from the purchaser with a lease term of 20 years. The proceeds of the sale were $7.7 million. The gain on the transaction was $712,000 and will be amortized over the 20 year lease term.

        Certain facilities and equipment are leased under various operating leases. Rental expense for these leases was $1,633,000, $1,100,000 and $901,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum rental commitments under noncancellable leases as of December 31, 2004 were as follows:

Year Ended	Amount
2005	$2,562,000
2006	2,331,000
2007	1,855,000
2008	1,823,000
2009	1,814,000
Subsequent to 2009	16,078,000

Total minimum payments	$26,463,000

8.     Deposits

        The components of deposits were as follows:

	December 31,
	2004	2003
	(In thousands)
Demand, non-interest bearing	$107,442	$67,711
Demand, interest bearing	201,202	118,395
Savings	74,058	54,835
Time, $100,000 and over	71,784	43,202
Time, other	157,805	124,439

Total deposits	$612,291	$408,582

        At December 31, 2004, the scheduled maturities of time deposits were as follows (in thousands):

2005	$92,142
2006	68,540
2007	41,679
2008	17,388
2009	5,496
Thereafter	4,344

$229,589

9.     Borrowings and Other Obligations

        At December 31, 2004 and 2003, the Bank had purchased federal funds from the Federal Home Loan Bank totaling $36.1 million and $62.1 million, respectively. During September 2003, the Bank entered into securities sold under agreements to repurchase totaling $25 million with terms ranging from 1 to 3 years and interest rates ranging from 1.34% to 2.60%. During September 2004, the Bank entered into securities sold under agreements to repurchase totaling $5 million with terms of 2 years and at interest rates of 2.84%. These repurchase agreements are treated as financings with the obligations to repurchase securities sold reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains recorded as an asset, although the securities underlying the agreements are delivered to the broker who arranged the transactions. In certain instances, the brokers may have sold, loaned, or disposed of the securities to other parties in the normal course of their operations, and have agreed to deliver to the Company substantially similar securities at the maturity of the agreement. The broker/dealers who participated with the Company in these agreements are primarily broker/dealers reporting to the Federal Reserve Bank of New York. Securities underlying sales of securities under repurchase agreements consisted of investment securities that had an amortized cost of $26.2 million and a market value of

$26.4 million at December 31, 2004. These securities sold under agreements to repurchase consisted of the following:

Date Funded	Amount	Term	Interest Rate
	(In thousands)
9/24/2003	$600	2 year	1.99%
9/24/2003	3,900	3 year	2.60%
9/24/2003	1,100	3 year	2.60%
9/24/2003	4,400	2 year	1.99%
9/30/2003	4,400	2 year	1.96%
9/30/2003	600	2 year	1.96%
9/30/2003	3,900	3 year	2.56%
9/30/2003	1,100	3 year	2.56%
9/24/2004	2,300	2 year	2.84%
9/24/2004	2,700	2 year	2.84%

Total	$25,000

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

        The securities underlying the agreements are under the Bank's control. The outstanding customer balances and related information of securities sold under agreements to repurchase are summarized as follows:

	Years Ended December 31,
	2004	2003
	(Dollars in thousands)
Average balance during the year	$18,831	$18,576
Average interest rate during the year	1.31%	1.34%
Weighted average interest rate at year-end	2.00%	1.25%
Maximum month-end balance during the year	30,494	27,579
Balance as of year-end	$27,800	$16,588

        Long-term debt consisted of the following:

	December 31,
	2004	2003
	(In thousands)
Notes with the Federal Home Loan Bank (FHLB):
1 Year Term Note Due May 2004, Fixed at 1.29%	—	2,000
2 Year Term Note Due June 2004, Fixed at 3.34%	—	1,500
2 Year Term Note Due July 2004, Fixed at 2.67%	—	2,000
2 Year Term Note Due January 2005, Fixed at 3.95%	2,500	2,500
2 Year Term Note Due May 2005, Fixed at 1.67%	2,000	2,000
3 Year Term Note Due June 2005, Fixed at 3.91%	1,500	1,500
1 Year Term Note Due August 2005, Fixed at 2.32%	2,000	—

1 Year Term Note Due August 2005, Fixed at 2.24%	2,500	—
1 Year Term Note Due September 2005, Fixed at 2.38%	4,000	—
3 Year Term Note Due January 2006, Fixed at 2.60%	1,000	1,000
3 Year Term Note Due February 2006, Fixed at 2.58%	1,000	1,000
3 Year Term Note Due May 2006, Fixed at 2.11%	2,000	2,000
4 Year Term Note Due July 2006, Fixed at 3.69%	2,000	2,000
2 Year Term Note Due August 2006, Fixed at 2.95%	2,000	—
2 Year Term Note Due August 2006, Fixed at 2.89%	2,500	—
2 Year Term Note Due September 2006, Fixed at 2.87%	4,000	—
4 Year Term Note Due December 2006, Fixed at 3.13	4,000	4,000
4 Year Term Note Due January 2007, Fixed at 3.14%	1,000	1,000
4 Year Term Note Due February 2007, Fixed at 3.14%	1,000	1,000
4 Year Term Note Due May 2007, Fixed at 2.67%	2,000	2,000
5 Year Term Note Due July 2007, Fixed at 4.00%	2,000	2,000
3 Year Term Note Due August 2007, Fixed at 3.38%	2,000	—
3 Year Term Note Due August 2007, Fixed at 3.33%	2,500	—
3 Year Term Note Due September 2007, Fixed at 3.23%	4,000	—
5 Year Term Note Due January 2008, Fixed at 3.50%	1,000	1,000
5 Year Term Note Due February 2008, Fixed at 3.52%	1,000	1,000
10 Year/5 Year Term Notes Due February 2009, Fixed at 4.97%(1)	5,000	5,000

	$54,500	$34,500

(1)
These notes contain a convertible option that allows the FHLB, at quarterly intervals, to change the note to an adjustable-rate advance at three-month LIBOR (2.56% at December 31, 2004) plus 14 to 16 basis points. If the note is converted, the option allows the Bank to put the funds back to the FHLB at par. The year/year refers to the maturity of the note (in years) and the term until the first convertible date.

        Contractual maturities of long-term debt at December 31, 2004 were as follows (in thousands):

2005	$14,500
2006	18,500
2007	14,500
2008	2,000
2009	5,000

$54,500

        The Bank has a maximum borrowing capacity with the Federal Home Loan Bank of approximately $240.6 million, of which $87.2 million was outstanding at December 31, 2004. Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

        On September 30, 2003, the Bank prepaid $40.9 million of fixed rate, high cost Federal Home Loan Bank (FHLB) advances in order to improve future net interest income. The FHLB advances were replaced with lower cost borrowings and certificates of deposits. The Bank expensed prepayment fees of $2,482,000 associated with this transaction.

        On December 29, 2003, the Bank entered into a limited partner subscription agreement with Midland Corporate Tax Credit XVI Limited Partnership, where the Bank will receive special tax credits and other tax benefits. The Bank subscribed to a 6.2% interest in the partnership, which is subject to an adjustment depending on the final size of the partnership at a purchase price of $5 million. This investment is included and recorded in other assets as of December 31, 2004 and is not guaranteed; therefore, it will be accounted for in accordance with Statement of Position (SOP) 78-9, "Accounting for Investments in Real Estate Ventures" using the equity method. This agreement was accompanied by a payment of $1,675,000 and a non-interest bearing promissory note payable of $3,325,000. The balance of the non-interest bearing promissory note payable included in other liabilities at December 31, 2004 is $1,050,000 which is payable on January 1, 2005.

        The Company has entered into a contract with a provider of information systems services for the supply of such services through April 2011. The Company is required to make minimum annual payments as follows, whether or not it uses the services:

Year Ended	Amount
2005	$381,000
2006	406,000
2007	429,000
2008	454,000
2009	477,000
Subsequent to 2009	668,000

Total minimum payments	$2,815,000

        Total expenditures during 2004 and 2003 in connection with the contract were $1,112,000 and $614,000, respectively.

        The Company is also party to legal actions that are routine and incidental to its business. In management's opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on the financial statements of the Company.

10.   Junior Subordinated Debt

        First Leesport Capital Trust I, a Delaware statutory business trust, was formed on March 9, 2000 and is a wholly-owned subsidiary of the Company. The Trust issued $5 million of 10 7/8% fixed rate capital trust pass-through securities to investors. First Leesport Capital Trust I purchased $5 million of fixed rate junior subordinated deferrable interest debentures from Leesport Financial Corp. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by Leesport Financial Corp. of the obligations of the Trust under the capital securities. The capital securities are redeemable by Leesport Financial Corp. on or after March 9, 2010, at stated premiums, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on March 9, 2030. In October 2002, the Company entered into an interest rate swap agreement with a notional amount of $5 million that effectively converts the securities to a floating interest rate of six month LIBOR plus 5.25% (7.33% at December 31, 2004). In June, 2003, the Company purchased a six month LIBOR cap with a rate of 5.75% to create protection against rising interest rates for the above mentioned $5 million interest rate swap. Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by other interest rate swaps.

        On September 26, 2002, the Company established Leesport Capital Trust II, a Delaware statutory business trust, in which the Company owns all of the common equity. Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45% (5.16% at December 31, 2004). These debentures are the sole assets of the Trusts. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by Leesport Financial Corp. of the obligations of the Trust under the capital securities. These securities must be redeemed in September 2032, but may be redeemed on or after November 7, 2007 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier I capital for the Company.

        On June 26, 2003, Madison established Madison Statutory Trust I, a Connecticut statutory business trust. Pursuant to the purchase of Madison on October 1, 2004, the Company assumed Madison Statutory Trust I in which the Company owns all of the common equity. Madison Statutory Trust I issued $5 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10% (5.65% at December 31, 2004). These debentures are the sole assets of the Trusts. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by Leesport Financial Corp. of the obligations of the Trust under the capital securities. These securities must be redeemed in June 2033, but may be redeemed on or after September 26, 2008 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier I capital for the Company.

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" which was revised in December 2003. This Interpretation provides guidance for the consolidation of variable interest entities (VIEs). First Leesport Capital Trust I, Leesport Capital Trust II and Madison Statutory Trust I (the "Trusts") each qualify as a variable interest entity under FIN 46. The Trusts issued mandatory redeemable preferred securities (Trust Preferred Securities) to third-party investors and loaned the proceeds to the Company. The Trusts hold, as their sole assets, subordinated debentures issued by the Company.

        FIN 46 required the Company to deconsolidate First Leesport Capital Trust I and Leesport Capital Trust II from the consolidated financial statements as of March 31, 2004 and to deconsolidate Madison Statutory Trust I as of December 31, 2004. There has been no restatement of prior periods. The impact of this deconsolidation was to increase junior subordinated debentures by $20,150,000 and reduce the mandatory redeemable capital debentures line item by $20,150,000 which had represented the trust preferred securities of the trust. The Company's equity interest in the trust subsidiaries of $538,000, which had previously been eliminated in consolidation, is now reported in "Other assets" as of December 31, 2004. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them. The adoption of FIN 46 did not have an impact on the Company's results of operations or liquidity.

11.   Employee Benefits

        The Company has an Employee Stock Ownership Plan (ESOP) to provide its employees with future retirement plan assistance. The ESOP invests primarily in the Company's common stock. Contributions to the Plan are at the discretion of the Board of Directors. For the years ended December 31, 2004, 2003 and 2002, $285,000, $217,000 and $178,000, respectively, was accrued to provide for contribution of shares to the Plan. During 2004, 2003 and 2002 respectively, 11,369 shares, 8,903 shares and 10,222 shares were purchased on behalf of the ESOP.

        The Company has a 401(k) Salary Deferral Plan. This plan covers all eligible employees who elect to contribute to the Plan. An employee who has attained 18 years of age and has been employed for at least 30 calendar days is eligible to participate in the Plan effective with the next quarterly enrollment period. Employees become eligible for the Company contribution to the Salary Deferral Plan at each future enrollment period upon completion of one year of service. The Company contributes 100% of the first three percent of eligible employees' annual salary deferral and 50% of the next four percent of salary deferred. Contributions from the Company vest to the employee over a five year schedule. The annual expense included in salaries and employee benefits representing the expense of the Company's contribution was $462,000, $335,000, and $265,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

        The Company has entered into deferred compensation agreements with certain directors and a salary continuation plan for certain key employees. At December 31, 2004 and 2003, the present value of the future liability for these plans was $1,300,000 and $992,000, respectively. To fund the benefits under these agreements, the Company is the owner and beneficiary of life insurance policies on the lives of certain directors and employees. These bank-owned life insurance policies had an aggregate cash surrender value of $11.4 million and $10.8 million at December 31, 2004 and 2003, respectively. For the years ended December 31, 2004, 2003 and 2002, $360,000, $236,000 and $170,000, respectively, was charged to expense in connection with these agreements.

        Leesport Financial Corp. has a non-compensatory Employee Stock Purchase Plan (ESPP). Under the ESPP, employees of the Company who elect to participate are eligible to purchase common stock at prices up to a 15 percent discount from the market value of the stock. The ESPP does not allow the discount in the event that the purchase price would fall below the Company's most recently reported book value per share. The ESPP allows an employee to make contributions through payroll deduction to purchase common shares up to 15 percent of annual compensation. The total number of shares of common stock that may be issued pursuant to the ESPP is 262,500. As of December 31, 2004, a total of 15,080 shares have been issued under the ESPP.

12.   Stock Option Plans and Shareholders' Equity

        The Company has an Employee Stock Incentive Plan (ESIP) that covers all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors. The total number of shares of common stock that may be issued pursuant to the ESIP is 441,525. The option price for options issued under the Plan must be at least equal to 100% of the fair market value of the common stock on the date of grant and shall not be less than the stock's par value. Options granted under the Plan have a various vesting periods ranging from immediate up to 5 years, 20% exercisable not less than one year after the date of grant, but no later than ten years after the date of grant in accordance with the vesting. Vested options expire on the earlier of ten years after the date of grant, three months from the participant's termination of employment or one year from the date of the participant's death or disability. As of December 31, 2004, a total of 10,938 shares have been issued under the ESIP.

        The Company has an Independent Directors Stock Option Plan (IDSOP). The total number of shares of common stock that may be issued pursuant to the ESIP is 110,381. The Plan covers all directors of the Company who are not employees and former directors who continue to be employed by the Company. The option price for options issued under the Plan will be equal to the fair market value of the Company's common stock on the date of grant. Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Company or the cessation of the participant's employment, or twelve months from the date of the participant's death or disability. As of December 31, 2004, a total of 7,718 shares have been issued under the IDSOP.

        Stock option transactions under the Plans, as adjusted for the 5% stock dividend in 2004, were as follows:

	Years Ended December 31,
	2004		2003		2002
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at the beginning of the year	228,301	$16.63	252,378	$16.41	200,225	$16.19
Granted	63,210	22.84	9,290	17.93	66,890	16.91
Exercised	(2,179)	14.28	(15,198)	14.87	(1,278)	14.23
Forfeited	(8,508)	16.67	(18,169)	15.81	(13,459)	15.78

Outstanding at the end of the year	280,824	$18.04	228,301	$16.63	252,378	$16.41

Exercisable at December 31	186,261	$17.37	152,283	$17.05	126,370	$16.79

        Options available for grant at December 31, 2004 were 252,427.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding 12/31/2004	Average Remaining Term	Weighted Average Exercise Price	Options Outstanding 12/31/2004	Weighted Average Exercise Price
$12.00 to $13.73	51,344	6.6	$13.11	38,730	$13.09
13.74 to 14.99	45,554	5.6	14.62	42,113	14.66
15.00 to 16.25	13,510	7.8	16.11	5,401	16.11
16.26 to 17.51	9,704	5.4	17.19	8,050	17.35
17.52 to 18.78	45,442	7.7	17.64	23,213	17.65
18.79 to 20.04	788	8.8	19.26	157	19.26
20.05 to 21.30	49,374	3.9	20.97	49,374	20.97
21.31 to 22.56	47,775	9.6	22.26	15,750	22.46
22.57 to 23.83	4,733	5.2	23.36	3,473	23.54
23.84 to 27.00	12,600	10.0	25.10	—	—

        The weighted-average remaining contractual life of the above options is approximately 7.0 years.

        On May 20, 2004, the Company announced the extension of its stock repurchase plan, originally effective January 1, 2003, for the repurchase of up to 162,000 shares of the Company's common stock. At December 31, 2004, the maximum number of shares that may yet be purchased under the plan is 100,513.

        The Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 10,000,000 shares to 20,000,000 shares, which was approved by the shareholders at the annual shareholders' meeting on April 22, 2003.

13.   Income Taxes

        The components of income tax expense were as follows:

	Years ended December 31,
	2004	2003	2002
	(In thousands)
Current	$1,236	$1,933	$1,870
Deferred	(82)	(55)	115

	$1,154	$1,878	$1,985

        Reconciliation of the statutory federal income tax expense computed at 34% to the income tax expense included in the consolidated statements of income is as follows:

	Years ended December 31,
	2004	2003	2002
	(In thousands)
Federal income tax at statutory rate	$2,229	$2,321	$2,348
Tax exempt interest	(366)	(304)	(314)
Interest disallowance	26	32	33
Bank owned life insurance	(193)	(152)	(128)
Tax credits	(451)	—	—
Other	(91)	(19)	46

	$1,154	$1,878	$1,985

        The federal income tax provision includes $117,000, $97,000 and $19,000 in 2004, 2003 and 2002, respectively, of federal income taxes related to gains on the sale of securities.

        Net deferred tax assets (liabilities) consisted of the following components:

	December 31,
	2004	2003
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$2,179	$1,340
Deferred compensation	504	388
Net operating loss carryovers	2,441	—
Deferred gain on sale/leaseback transaction	60	—
Time deposits	218	—
Net unrealized losses on available for sale securities	133	—
Other	10	24

Total deferred tax assets	5,545	1,752

Deferred tax liabilities:
Premises and equipment	(744)	(611)
Net unrealized gains on available for sale securities	—	(141)
Goodwill	(900)	(949)
Core deposit intangible	(607)	—
Mortgage servicing rights	(151)	(137)
Loans receivable	(310)	—
Prepaid expense and deferred loan costs	(367)	—

Total deferred tax liabilities	(3,079)	(1,838)

Net deferred tax assets (liabilities)	$2,466	$(86)

        The Company has approximately $7.1 million of federal net operating loss carryovers from the acquisition of Madison, which will expire in 2024. The utilization of these losses is subject to annual limitation under Section 382 of the Internal Revenue Code.

14.   Transactions with Executive Officers And Directors

        The Bank has had banking transactions in the ordinary course of business with its executive officers and directors and their related interests on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 2004 and 2003, these persons were indebted to the Bank for loans totaling $9.64 million and $8.76 million, respectively. During 2004, $3.53 million of new loans were made and repayments totaled $2.65 million.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and tier I capital (as defined in the regulations) to risk-weighted assets, and of tier I capital to average assets. Management believes, as of December 31, 2004, that the Company and the Bank meet all minimum capital adequacy requirements to which they are subject.

        As of December 31, 2004, the most recent notification from the Bank's primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed its category.

        The Company's and the Bank's actual capital amounts and ratios are presented below:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
As of December 31, 2004:
Total Capital (to risk-weighted assets):
Leesport Financial Corp	$74,379	10.76%	$55,300	8.00%	N/A	N/A
Leesport Bank	95,970	13.59	56,494	8.00	$70,618	10.00%
Tier I capital (to risk-weighted assets):
Leesport Financial Corp	67,106	9.71	27,644	4.00	N/A	N/A
Leesport Bank	88,722	12.56	28,255	4.00	42,383	6.00
Tier I capital (to average assets):
Leesport Financial Corp	67,106	7.98	33,637	4.00	N/A	N/A
Leesport Bank	88,722	10.30	34,455	4.00	43,069	5.00
As of December 31, 2003:
Total Capital (to risk-weighted assets):
Leesport Financial Corp	$59,086	12.50%	$37,815	8.00%	N/A	N/A
Leesport Bank	52,693	11.42	36,913	8.00	$46,141	10.00%
Tier I capital (to risk-weighted assets):
Leesport Financial Corp	54,507	11.53	18,910	4.00	N/A	N/A
Leesport Bank	48,324	10.48	18,444	4.00	27,666	6.00
Tier I capital (to average assets):
Leesport Financial Corp	54,507	9.32	23,394	4.00	N/A	N/A
Leesport Bank	48,324	8.39	23,039	4.00	28,799	5.00

        Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. At December 31, 2004, the Bank had approximately $4.1 million available for payment of dividends to the Company. Loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis. At December 31, 2004, the Bank had no secured loans outstanding to the Company. At December 31, 2003, the Bank had secured loans outstanding to the Company totaling $1.01 million.

        As of December 15, 2004, the Company had declared a $.16 per share cash dividend for shareholders of record on January 3, 2005, payable January 14, 2005. As of December 31, 2003, the Company had declared a $.16 per share cash dividend for shareholders of record on January 1, 2004, payable January 15, 2004.

        In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

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

        A summary of the Bank's financial instrument commitments is as follows:

	December 31,
	2004	2003
	(In thousands)
Commitments to extend credit:
Loan origination commitments	$52,181	$18,166
Unused home equity lines of credit	43,869	49,287
Unused business lines of credit	112,730	54,697

	$208,780	$122,150

Standby letters of credit	$10,081	$9,166

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

        Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2004 and 2003 for guarantees under standby letters of credit issued is not material.

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

        Under the swap, the Company pays interest at a variable rate equal to six month LIBOR plus 5.25%, adjusted semiannually (7.33% at December 31, 2004), and the Company receives a fixed rate equal to the interest that the Company is obligated to pay on the related trust preferred securities (10 7/8%). The Company has designated its interest rate swap as a fair value hedge as defined in SFAS No. 133. Because the critical terms of the interest rate swap match the terms of the trust preferred securities, the swap qualifies for "short-cut method" accounting treatment under SFAS No. 133.

        The estimated fair value of the interest rate swap agreement represents the amount the Company would have expected to receive (pay) to terminate such contract. At December 31, 2004 and 2003, the estimated fair value of the interest rate swap agreement was ($34,000) and ($97,000), respectively, and was offset by a decrease in the fair value of the related trust preferred security. The swap agreement exposes the Company to market and credit risk if the counterparty fails to perform. Credit risk is equal to the extent of a fair value gain on the swap. The Company manages this risk by entering into the transaction with high quality counterparties.

        During the years ended December 31, 2004, 2003 and 2002 the Company recognized amounts received or receivable under the agreement of $200,000, $209,000 and $40,000, which was recorded as a reduction of the interest rates expense on the trust preferred securities.

        Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by other interest rate swaps. In June, 2003 the Company purchased a six month LIBOR cap to create protection against rising interest rates for the above mentioned $5 million interest rate swap. The initial premium related to this interest rate cap was $102,000. At December 31, 2004 and 2003, the carrying and market values were approximately $102,000 and $94,000, respectively.

17.   Fair Value of Financial Instruments

        Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amount the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year ends and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

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

        The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at December 31, 2004 and 2003:

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

Junior subordinated debt:

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

        The estimated fair values of the Company's financial instruments as of December 31, 2004 and 2003 were as follows:

	2004 Carrying Amount	2004 Estimated Fair Value	2003 Carrying Amount	2003 Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents and federal funds sold	$24,055	$24,055	$16,338	$16,338
Mortgage loans held for sale	9,799	9,799	1,280	1,280
Securities available for sale	165,778	165,778	200,650	200,650
Securities held to maturity	6,403	6,298	—	—
Loans, net	589,080	605,785	353,126	361,810
Mortgage servicing rights	443	443	403	403
Accrued interest receivable	3,214	3,214	2,354	2,354
Interest rate cap	102	102	94	94
Financial Liabilities:
Deposits	612,291	613,006	408,582	411,749
Securities sold under agreements to repurchase	52,800	52,800	41,588	41,588
Federal funds purchased	36,092	36,092	62,090	62,090
Long-term debt	54,500	53,696	34,500	34,699
Junior subordinated debt	20,150	20,055	15,000	14,903
Accrued interest payable	1,973	1,973	1,527	1,527
Interest rate swap	34	34	97	97
Off-balance Sheet Financial Instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

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

        Segment information for 2004, 2003 and 2002 is as follows (in thousands):

	Banking and Financial Services	Brokerage and Investment Services	Insurance	Total
2004
Net interest income and other income from external customers	$27,129	$528	$10,781	$38,438
Income (loss) before income taxes	4,802	(177)	1,945	6,570
Total assets	858,332	1,147	17,903	877,382
Purchases of premises and equipment	2,299	—	157	2,456
2003
Net interest income and other income from external customers	$25,456	$696	$9,200	$35,352
Income (loss) before income taxes	4,847	(145)	2,125	6,827
Total assets	603,820	1,054	17,378	622,252
Purchases of premises and equipment	5,518	4	55	5,577
2002
Net interest income and other income from external customers	$20,932	$744	$5,722	$27,398
Income (loss) before income taxes	5,243	(159)	1,821	6,905
Total assets	546,298	703	15,371	562,372
Purchases of premises and equipment	2,431	28	145	2,604

        Income (loss) before income taxes, as presented above, does not reflect referral and management fees of approximately $1,608,000 and $146,000 that the insurance operation and the brokerage and investment operation, respectively, paid to the Company during 2004. For 2003, referral and management fees of approximately $1,226,000 and $142,000 were paid by the insurance operation and brokerage and investment operation, respectively. Referral and management fees of approximately $797,000 and $165,000 were paid by the insurance operation and the brokerage and investment operation, respectively, in 2002.

19.   Leesport Financial Corp. (Parent Company Only) Financial Information

STATEMENTS OF CONDITION

	December 31,
	2004	2003
	(In thousands)
ASSETS
Cash	$577	$1,078
Investment in bank subsidiary	88,650	45,947
Investment in non-bank subsidiary	12,966	15,520
Securities available for sale	5,302	5,500
Advance to non-bank subsidiary	2,045	1,045
Premises and equipment and other assets	2,673	1,634

Total assets	$112,213	$70,724

LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowed funds	—	1,010
Other liabilities	1,128	1,337
Junior subordinated debt	20,150	15,000
Shareholders' equity	90,935	53,377

Total liabilities and shareholders' equity	$112,213	$70,724

STATEMENTS OF INCOME

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Dividends from subsidiaries	$3,711	$7,236	$2,000
Other income	6,348	5,762	412
Interest expense on junior subordinated debt	(917)	(842)	(654)
Other expense	(5,068)	(4,618)	(899)

Income before equity in undistributed net income of subsidiaries and income taxes	4,074	7,538	859
Income tax expense (benefit)	119	99	(370)
Net equity in (excess of) undistributed net income of subsidiaries	1,461	(2,490)	3,691

Net income	$5,416	$4,949	$4,920

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities
Net Income	$5,416	$4,949	$4,920
Depreciation and net amortization	120	—	4
(Equity in) excess of undistributed earnings of subsidiaries	(1,461)	2,490	(3,691)
Directors' stock compensation	162	164	93
Gain on sale of available for sale securities	(298)	(323)	(148)
(Decrease) increase other liabilities	(209)	499	121
Decrease (increase) in other assets	376	(4,602)	143
Other, net	5,172	4,742	466

Net Cash Provided by (Used in) Operating Activities	9,278	7,919	1,908

Cash Flow From Investing Activities
Purchase of available for sale investment securities	(2,357)	(2,722)	(5,824)
Proceeds from the sale of available for sale securities	2,853	4,798	15,368
Proceeds from the sale of premises	—	—	24
Purchase of premises and equipment	(1,159)	(532)	(42)
Investment in bank subsidiary	(8,618)	(5,776)	(11,375)
Investment in non-bank subsidiary	2,554	—	(8,343)

Net Cash Used In Investing Activities	(6,727)	(4,232)	(10,192)

Cash Flow From Financing Activities
Repayment of long term debt	(1,010)	—	—
Issuance of mandatory redeemable capital debentures	—	—	10,000
Proceeds from the exercise of stock options and stock purchase plans	344	485	206
Reissuance (purchase) of treasury stock	140	(1,054)	—
Cash dividends paid	(2,526)	(2,160)	(1,997)

Net Cash (Used In) Provided By Financing Activities	(3,052)	(2,729)	8,209

Increase in cash and cash equivalents	(501)	958	(75)
Cash:
Beginning	1,078	120	195

Ending	$577	$1,078	$120

20.   Quarterly Data (Unaudited)

	Year Ended December 31, 2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$11,168	$7,703	$7,415	$7,325
Interest expense	4,103	2,985	2,867	2,887

Net interest income	7,065	4,718	4,548	4,438
Provision for loan losses	420	240	300	360

Net interest income after provision for loan losses	6,645	4,478	4,248	4,078
Other income	5,300	4,389	3,734	3,901
Net realized gains on sale of securities	143	2	46	154
Other expense	10,409	6,910	6,614	6,615

Income before income taxes	1,679	1,959	1,414	1,518
Income taxes	297	405	162	290

Net income	$1,382	$1,554	$1,252	$1,228

Earnings per common share:
Basic earnings per share	$0.28	$0.43	$0.35	$0.33

Diluted earnings per share	$0.28	$0.43	$0.34	$0.32

	Year Ended December 31, 2003
Interest income	$7,404	$7,157	$7,481	$7,128
Interest expense	2,905	3,282	3,308	3,187

Net interest income	4,499	3,875	4,173	3,941
Provision for loan losses	220	75	375	295

Net interest income after provision for loan losses	4,279	3,800	3,798	3,646
Other income	3,675	7,194	4,119	3,592
Net realized gains (losses) on sale of securities	159	(70)	85	110
Other expense	6,161	9,263	6,356	5,780

Income before income taxes	1,952	1,661	1,646	1,568
Income taxes	522	453	467	436

Net income	$1,430	$1,208	$1,179	$1,132

Earnings per common share:
Basic earnings per share	$0.40	$0.34	$0.33	$0.32

Diluted earnings per share	$0.40	$0.34	$0.33	$0.31

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer conclude that the Company's disclosure controls and procedures are effective as of such date. There have been no material changes in the Company's internal control over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information relating to directors and executive officers of the Registrant is incorporated herein by reference to the information disclosed under the captions "MATTER NO. 1—ELECTION OF DIRECTORS—Director Information; Corporate Governance; Board of Directors and Committee Meetings; Other Director and Executive Officer Information" included in the Registrant's Proxy Statement for the Annual meeting of Shareholders to be held on April 26, 2005.

Item 11.    Executive Compensation

        The information relating to executive compensation and directors' compensation is incorporated herein by reference to the information disclosed under the captions "MATTER NO. 1—ELECTION OF DIRECTORS—Director Compensation; Executive Compensation; and Executive Officer Agreements" included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2005.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the information disclosed under the caption "MATTER NO. 1—ELECTION OF DIRECTORS—Directors—Beneficial Ownership by Directors and Executive Officers" included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2005.

        The following table provides certain information regarding securities issued or issuable under the Company's equity compensation plans as of December 31, 2004.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans (excluding securities reflected in first column
Equity compensation plans approved by security holders	280,824	$18.0409	252,427
Equity compensation plans not approved by security holders	—	N/A	—

Total	280,824	$18.0409	252,427

Item 13.    Certain Relationships and Related Transactions

        The information relating to certain relationships and related transactions is incorporated herein by reference to the information disclosed under the caption "MATTER NO. 1—ELECTION OF DIRECTORS—Other Director and Executive Officer Information" included in the Registrant's proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2005.

Item 14.    Principal Accounting Fees and Services

        The information relating to principal accounting fees and services is incorporated herein by reference to the information under the caption "MATTER NO. 1—ELECTION OF DIRECTORS—Audit and Other Fees" included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2005.

PART IV

Item 15.    Exhibits and Financial Statement Schedules, and Reports on Form 8-K

        (a) 1.    Financial Statements.

Consolidated financial statements are included under Item 8 of Part II of this Form 10-K.

        (a) 2.    Financial Statement Schedules.

Financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

  (b)
  Exhibits

EXHIBIT INDEX

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
10.1
Employment Agreement among Leesport Financial Corp., Leesport Bank and Raymond H. Melcher, Jr., (incorporated herein by reference to Exhibit 10.3 to Registrant's current report on Form 8-K filed February 17, 2005).*
10.2	Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).*
10.3	Deferred Compensation Plan for Directors (incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).*
10.4	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit A to Registrant's Definitive Proxy Statement on Form 14A for the year ended December 31, 1999).*
10.5	1998 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998).*
10.6	1998 Independent Directors Stock Option Plan (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998).*
10.7
Employment Agreement, dated September 17, 1998, among Leesport Financial Corp., Inc., Essick & Barr, Inc. and Charles J. Hopkins, as amended (incorporated herein by reference to Exhibit 10.4 to Registrant's annual report on Form 10-K for the year ended December 31, 2002).*

10.8
Change in Control Agreement, dated February 11, 2004 among Leesport Financial Corp., Leesport Bank and Edward C. Barrett (incorporated by reference to Exhibit 10.9 of Registrant's Form 10-K for the year ended December 31, 2003).
10.9	Change in Control Agreement, dated February 04, 2004 among Leesport Financial Corp., Leesport Bank and Stephen A. Murray.
10.10	Change in Control Agreement, dated February 05, 2004 among Leesport Financial Corp., Leesport Bank and Jenette L. Eck.
10.11
Employment Agreement, dated as of April 16, 2004 among Leesport Financial Corp., Leesport Bank and Vito A. DeLisi (incorporated by reference to Exhibit 10.10 of the Registrant's Registration Statement No. 333-116331 on Form S-4).
10.12
Agreement and Plan of Merger, dated as of April 16, 2004, between Leesport Financial Corp. and Madison Bancshares Group, Ltd. (incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K, dated April 20, 2004).
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

March 17, 2005

LEESPORT FINANCIAL CORP.
By:	/s/ VITO A. DELISI Vito A. DeLisi Acting President and Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ VITO A. DELISI Vito A. DeLisi	Acting President and Chief Executive Officer, Director (Principal Executive Officer)	March 17, 2005
/s/ EDWARD C. BARRETT Edward C. Barrett	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2005
/s/ JAMES H. BURTON James H. Burton	Director	March 17, 2005
/s/ PATRICK J. CALLAHAN Patrick J. Callahan	Director	March 17, 2005
/s/ CHARLES J. HOPKINS Charles J. Hopkins	Director	March 17, 2005
/s/ WILLIAM J. KELLER William J. Keller	Director	March 17, 2005
/s/ ANDREW J. KUZNESKI, JR. Andrew J. Kuzneski, Jr.	Vice Chairman of the Board; Director	March 17, 2005

/s/ FRANK C. MILEWSKI Frank C. Milewski	Director	March 17, 2005
/s/ ROLAND C. MOYER, JR. Roland C. Moyer, Jr.	Director	March 17, 2005
/s/ MICHAEL J. O'DONOGHUE Michael J. O'Donoghue	Director	March 17, 2005
/s/ HARRY J. O'NEILL III Harry J. O'Neill III	Director	March 17, 2005
/s/ KAREN A. RIGHTMIRE Karen A. Rightmire	Director	March 17, 2005
/s/ MICHAEL L. SHOR Michael L. Shor	Director	March 17, 2005
/s/ ALFRED J. WEBER Alfred J. Weber	Chairman of the Board; Director	March 17, 2005

QuickLinks

INDEX
PART I FORWARD LOOKING STATEMENTS
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 4B. Executive Officers of the Registrant
PART II
  Item 5. Market For Common Equity and Related Shareholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Allocation of Allowance for Loan Losses (In thousands except percentage data)
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
LEESPORT FINANCIAL CORP. CONSOLIDATED BALANCE SHEETS December 31, 2004 and 2003 (Dollar amounts in thousands, except share data)
LEESPORT FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME Years Ended December 31, 2004, 2003 and 2002 (Amounts in thousands, except per share data)
LEESPORT FINANCIAL CORP. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Years ended December 31, 2004, 2003 and 2002 (Amounts in thousands, except share data)
LEESPORT FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2004, 2003 and 2002 (Amounts in thousands)
STATEMENTS OF CONDITION
STATEMENTS OF INCOME
STATEMENTS OF CASH FLOWS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules, and Reports on Form 8-K
Signatures