Form 10-Q
period 2005-03-31
LEESPORT FINANCIAL CORP
filed 2005-05-12
CIK 775662

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 for the

Quarterly Period Ended March 31, 2005,

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

Number of Shares Outstanding
as of May 12, 2005
COMMON STOCK ($5.00 Par Value)	5,024,539
(Title of Class)	(Outstanding Shares)

FORWARD LOOKING STATEMENTS

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

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company’s control).  The words “may,” “could,” “should,” would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.  The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

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

Part I — FINANCIAL INFORMATION

Item 1 — Financial Statements

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Cash and due from banks	$25,875	$22,643
Interest-bearing deposits in banks	1,442	1,412

Total cash and cash equivalents	27,317	24,055

Mortgage loans held for sale	17,747	9,799
Securities available for sale	181,408	165,778
Securities held to maturity, fair value - 2005 - $6,328; 2004 - $6,298	6,345	6,403
Loans, net of allowance for loan losses 2005 - $7,338; 2004 - $7,248	584,101	589,080
Premises and equipment, net	8,410	8,600
Identifiable intangible assets	5,630	5,790
Goodwill	38,840	38,227
Bank owned life insurance	11,477	11,355
Other assets	19,438	18,295

Total assets	$900,713	$877,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$112,260	$107,442
Interest bearing	508,790	504,849

Total deposits	621,050	612,291

Securities sold under agreements to repurchase	51,595	52,800
Federal funds purchased	52,787	36,092
Long-term debt	55,000	54,500
Junior subordinated debt	20,150	20,150
Other liabilities	9,326	10,614

Total liabilities	809,908	786,447

Shareholders' equity
Common stock, $5.00 par value; authorized 20,000,000 shares; issued: 5,039,937 shares at March 31, 2005 and 5,031,021 shares at December 31, 2004	25,198	25,154
Surplus	51,441	51,210
Retained earnings	16,520	15,592
Accumulated other comprehensive loss	(1,674)	(119)
Treasury stock; 34,691 shares at March 31, 2005 and 46,645 shares at December 31, 2004, at cost	(680)	(902)

Total shareholders’ equity	90,805	90,935

Total liabilities and shareholders’ equity	$900,713	$877,382

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31, 2005	March 31, 2004

Interest income:
Interest and fees on loans	$9,673	$5,352
Interest on securities:
Taxable	1,569	1,639
Tax-exempt	165	229
Dividend income	144	102
Other interest income	11	3

Total interest income	11,562	7,325

Interest expense:
Interest on deposits	3,020	2,049
Interest on short-term borrowings	324	165
Interest on securities sold under agreement to repurchase	273	179
Interest on long-term debt	434	301
Interest on junior subordinated debt	333	193

Total interest expense	4,384	2,887

Net Interest Income	7,178	4,438
Provision for loan losses	430	360

Net Interest Income after provision for loan losses	6,748	4,078

Other income:
Customer Service Fees	604	426
Mortgage banking activities	1,187	229
Commissions and fees from insurance sales	3,078	2,701
Brokerage and investment advisory commissions and fees	209	129
Gain (loss) on sale of loans	246	(34)
Other Income	520	450
Net realized gains on sales of securities	38	154

Total other income	5,882	4,055

Other expense:
Salaries and employee benefits	6,102	3,854
Occupancy expense	1,114	537
Furniture and equipment expense	600	446
Marketing and advertising expense	343	305
Amortization of identifiable intangible assets	160	84
Professional services	309	255
Outside processing	677	521
Insurance expense	202	100
Other expense	877	513

Total other expense	10,384	6,615

Income before income taxes	2,246	1,518
Income taxes	467	290

Net income	$1,779	$1,228

See Notes to Consolidated Financial Statements.

	Three Months Ended
	March 31, 2005	March 31, 2004

EARNINGS PER SHARE DATA

Average shares outstanding	4,997,887	3,570,881
Basic earnings per share	$0.36	$0.34
Average shares outstanding for diluted earnings per share	5,068,915	3,640,488
Diluted earnings per share	$0.35	$0.34
Cash dividends declared per share	$0.17	$0.162

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2005 and 2004

(Dollar amounts in thousands, except per share data)

	Common Stock				Accumulated
	Number of				Comprehensive
	Shares			Retained	Other Income	Treasury
	Issued	Par Value	Surplus	Earnings	(Loss)	Stock	Total
Balance, December 31, 2004	5,031,021	$25,154	$51,210	$15,592	$(119)	$(902)	$90,935
Comprehensive Income:
Net Income	—	—	—	1,779	—	—	1,779
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(1,555)	—	(1,555)
Total comprehensive income							224
Reissuance of treasury stock	—	—	78	—	—	222	300
Fractional shares in connection with stock dividend paid			(10)	(1)	—	—	(11)
Common stock issued in connection with directors' compensation	6,202	31	125	—	—	—	156
Common stock issued in connection with director and employee stock purchase plans	2,714	13	38	—	—	—	51
Cash dividends declared ($0.17 per share)	—	—	—	(850)	—	—	(850)
Balance, March 31, 2005	5,039,937	$25,198	$51,441	$16,520	$(1,674)	$(680)	$90,805

	Common Stock				Accumulated
	Number of				Comprehensive
	Shares			Retained	Other Income	Treasury
	Issued	Par Value	Surplus	Earnings	(Loss)	Stock	Total
Balance, December 31, 2003	3,439,310	$17,197	$18,426	$18,535	$273	$(1,054)	$53,377

Comprehensive Income:
Net Income	—	—	—	1,228	—	—	1,228
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	1,730	—	1,730
Total comprehensive income							2,958
Reissuance of treasury stock	—	—	66	—	—	299	365
Common stock issued in connection with directors' compensation	6,683	33	124	—	—	—	157
Common stock issued in connection with director and employee stock purchase plans	11,577	58	203	—	—	—	261
Cash dividends declared ($0.162 per share)	—	—	—	(581)	—	—	(581)
Balance, March 31, 2004	3,457,570	$17,288	$18,819	$19,182	$2,003	$(755)	$56,537

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Cash Flows From Operating Activities
Net Income	$1,779	$1,228
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	430	360
Provision for depreciation and amortization of premises and equipment	412	305
Amortization of identifiable intangible assets	160	84
Deferred income taxes	1,079	(148)
Director stock compensation	156	157
Net amortization securities premiums and discounts	95	134
Amortization of mortgage servicing rights	5	32
Increase in mortgage servicing rights	(150)	(28)
Net realized (gain) loss on sale of foreclosed real estate	(13)	—
Net realized gains on sales of securities	(38)	(154)
Proceeds from sales of loans held for sale	55,561	9,561
Net gains on sale of loans	(1,261)	(138)
Loans originated for sale	(62,247)	(9,972)
Earnings on investment in life insurance	(122)	(191)
Decrease (Increase) in accrued interest receivable and other assets	(337)	(434)
Increase (decrease) in accrued interest payable and other liabilities	(1,850)	4,879

Net Cash Provided by (Used in) Operating Activities	(6,341)	5,675

Cash Flow From Investing Activities
Available for sale securities:
Purchases	(26,011)	(5,514)
Principal repayments, maturities and calls	6,167	6,838
Proceeds from sales	1,815	18,181
Net decrease (increase) in federal funds sold	—	1,100
Net increase in loans receivable	(9,151)	(4,042)
Proceeds from sale of loans	13,699	2,837
Net (increase) decrease in Federal Home Loan Bank Stock	63	1,197
Proceeds from sale of foreclosed real estate	—	16
Purchases of premises and equipment	(222)	(326)
Purchase of limited partnership investment	(1,050)	(975)
Net Cash Used In Investing Activities	(14,690)	19,312

See Notes to Consolidated Financial Statements.

	Three Months Ended
	March 31,	March 31,
	2005	2004
Cash Flow From Financing Activities
Net increase in deposits	8,759	12,796
Net increase (decrease) in federal funds purchased	16,695	(31,215)
Net increase (decrease) in securities sold under agreements to repurchase	(1,205)	1,576
Proceeds from long-term debt	3,000	—
Repayments of long-term debt	(2,500)	—
Proceeds from the exercise of stock options and stock purchase plans	51	261
Reissuance of treasury stock	300	—
Cash dividends paid	(807)	(558)
Net cash disbursed with sale of financial centers	—	—
Net Cash (Used In) Provided By Financing Activities	24,293	(17,140)

Increase in cash and cash equivalents	3,262	7,847

Cash and cash equivalents:
January 1	24,055	15,238
December 31	$27,317	$23,085

Cash payments for:
Interest	$4,527	$3,296
Taxes	$—	$405

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                              Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  All significant intercompany accounts and transactions have been eliminated.  In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included.  For comparative purposes, prior years’ consolidated financial statements have been reclassified to conform to report classifications of the current year.  The reclassifications had no effect on net income.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.  For purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, and interest bearing deposits in other banks.  For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2.                               Earnings Per Common Share

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares (stock options) had been issued, as well as any adjustments to income that would result from the assumed issuance.

Earnings per common share for the respective periods indicated have been computed based upon the following:

	Three Months Ended
	March 31,	March 31,
	2005	2004
	(Dollar amounts in thousands)

Net income available to shareholders	$1,779	$1,228

Average shares outstanding	4,997,887	3,570,881
Effect of dilutive stock options	71,028	69,607

Average number of shares used to calculate diluted earnings per share	5,068,915	3,640,488

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

	Three Months Ended
	March 31,	March 31,
	2005	2004
	(Dollar amounts in thousands)

Unrealized holding gains (losses) on available for sale securities	$(2,528)	$2,760
Reclassification adjustment for unrealized gains remaining to be amortized from transfer of available for sale securities to held to maturity	139	—
Reclassification adjustment for (gains) losses realized in income	(38)	(154)
Net unrealized gains (losses)	(2,427)	2,606
Income tax effect	872	(876)

Other comprehensive income (loss)	$(1,555)	$1,730

4.                               Guarantees

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $10,967,000 of financial and performance standby letters of credit as of March 31, 2005.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next 24 months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of March 31, 2005 for guarantees under standby letters of credit is not material.

5.                                 Segment Information

The Company’s insurance operations and investment operations are managed separately from the traditional banking and related financial services that the Company also offers.  The insurance operation provides coverage for commercial, individual, surety bond, and group and personal benefit plans.  The investment operation provides services for individual financial planning, retirement and estate planning, investments, corporate and small business pension and retirement planning.  Effective January 1, 2005, the Company’s wealth management subsidiary, Leesport Wealth Management, LLC, changed its name to Madison Financial Advisors, LLC.

	Banking
	and
	Financial	Insurance	Investment
	Services	Services	Services	Total
	(Dollar amounts in thousands)
Three months ended March 31, 2005
Net interest income and other income from external sources	$9,773	$3,078	$209	$13,060
Income (loss) before income taxes	1,626	641	(21)	2,246

Three months ended March 31, 2004
Net interest income and other income from external sources	$5,663	$2,701	$129	$8,493
Income before income taxes	1,005	510	3	1,518

6.                                 Stock Option Plans

The Company has an Employee Stock Incentive Plan (ESIP) that covers all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors.  The total number of shares of common stock that may be issued pursuant to the ESIP is 441,525.  The option price for options issued under the Plan must be at least equal to 100% of the fair market value of the common stock on the date of grant and shall not be less than the stock’s par value.  Options granted under the Plan have various vesting periods ranging from immediate up to 5 years, 20% exercisable not less than one year after the date of grant, but no later than ten years after the date of grant in accordance with the vesting.  Vested options expire on the earlier of ten years after the date of grant, three months from the participant’s termination of employment or one year from the date of the participant’s death or disability.

The Company has an Independent Directors Stock Option Plan (IDSOP).  The total number of shares of common stock that may be issued pursuant to the ESIP is 110,381.  The Plan covers all directors of the Company who are not employees and former directors who continue to be employed by the Company.  The option price for options issued under the Plan will be equal to the fair market value of the Company’s common stock on the date of grant. Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Company or the cessation of the participant’s employment, or twelve months from the date of the participant’s death or disability.

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

	Three Months Ended
	March 31,	March 31,
	2005	2004
	(Dollar amounts in thousands
	except share data)
Net income, as reported	$1,779	$1,228
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(42)	(48)

Pro forma net income	$1,737	$1,180

Basic earnings per share:
As reported	$0.36	$0.34
Pro forma	$0.35	$0.33

Diluted earnings per share:
As reported	$0.35	$0.34
Pro forma	$0.34	$0.33

7.                                 Debt and Borrowings

Total debt increased by $16.0 million, or 39.1% annualized, to $179.5 million at March 31, 2005 from $163.5 million at December 31, 2004.  The increase in total debt and borrowings was primarily due to the Company purchasing overnight federal funds which increased to $52.8 million at March 31, 2005 from $36.1 million at December 31, 2004.  The purchase of these funds was primarily the result of increases in available for sale investment securities which increased to $181.4 million at March 31, 2005 from $165.8 million at December 31, 2004.

8.                                 Acquisitions

On October 1, 2004, the Company acquired 100% of the outstanding voting shares of Madison Bancshares group, Ltd., the holding company for Madison Bank (“Madison”), a Pennsylvania state-chartered commercial bank and its wholly owned subsidiary, Philadelphia Financial Mortgage Company (“PFM” or “Philadelphia Financial”).  Madison and PFM are both now divisions of Leesport Bank.  Included in the sale were approximately $198.1 million in total loans, $30.1 million in goodwill and identifiable intangible assets and $180.1 million in total deposits.

On September 30, 2003, the Company paid cash of $1.0 million for Madison Insurance Consultants, LLC (“MIC” formerly CrosStates Insurance Consultants, Inc.), a full service insurance agency that specializes in personal and casualty insurance headquartered in Langhorne, Pennsylvania, and recorded a liability of $1.4 million, payable to the shareholder of MIC in cash and stock at the then current market value.  This liability is included in other liabilities.  After the first and second years following the acquisition, $1.0 million and $0.4 million, respectively, will be paid to the former shareholder of MIC.  On October 1, 2004, the Company paid the shareholder of MIC $500,000 in cash and $500,000 in fair market value of the Company’s stock.  Also, there are contingent payments totaling up to $1.2 million, payable to the former shareholder in cash and stock at the then current market value based on MIC achieving certain annual revenue levels through September 30, 2005.  On March 17, 2005, the Company amended the asset purchase agreement increasing the payment to the shareholder in the second year following the acquisition of MIC to $1.0 million.  The $0.6 million increase was recorded as goodwill and a liability payable to the shareholder in stock at the then current market value.

9.                                 Investment in Limited Partnership

On December 29, 2003, the Bank entered into a limited partner subscription agreement with Midland Corporate Tax Credit XVI Limited Partnership, where the Bank will receive special tax credits and other tax benefits. The Bank subscribed to a 6.2% interest in the partnership, which is subject to an adjustment depending on the final size of the partnership at a purchase price of $5 million. This investment is included in other assets and is not guaranteed.  It is accounted for in accordance with Statement of Position (SOP) 78-9, “Accounting for Investments in Real Estate Ventures,” using the equity method. This agreement was accompanied by a payment of $1.7 million.  The associated non-interest bearing promissory note payable included in other liabilities was zero at March 31, 2005 and $1.1 million at December 31, 2004.  Installments were paid as requested.  The Company funded the final installment of $1.1 million in January 2005.

10.                           Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), “Share-Based Payment.”  Statement No. 123(R) replaces Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.  Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method.  Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards.  No change to prior periods presented is permitted under the modified prospective method.  Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes.  Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.

On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that amends the compliance dates for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Under the new rule, the Company is required to adopt SFAS No. 123R in the first annual period beginning after June 15, 2005.  The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment”, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R) on January 1, 2006.

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3 (SOP 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer, including business combinations, if those differences are attributable, at least in part, to credit quality.  SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004.  The Company adopted the provisions of SOP 03-3 on January 1, 2005.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Note 1 to the Company’s consolidated financial statements (included in Item 8 of the Form 10-K for the year ended December 31, 2004) lists significant accounting policies used in the development and presentation of its financial statements.  This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other than temporary impairment losses on available for sale securities and the valuation of deferred tax assets.  In estimating other-than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Results of Operations

OVERVIEW

Net income for the Company for the quarter ended March 31, 2005 was $1.78 million, an increase of 44.9%, as compared to $1.23 million for the same period in 2004.  Basic and diluted earnings per share were $.36 and $.35, respectively, for the first quarter of 2005 compared to basic and diluted earnings per share of $.34 and $.34, respectively, for the same period of 2004.  Earnings per share amounts reflect a 5% stock dividend distributed to shareholders on January 14, 2005.

The following are the key ratios for the Company as of March 31:

	Three Months Ended
	March 31,
	2005	2004

Return on average assets	0.81%	0.80%
Return on average shareholders' equity	7.89%	9.05%
Dividend payout ratio	47.22%	47.31%
Average shareholders'equity to average assets	10.33%	8.86%

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

Net interest income for the three months ended March 31, 2005 was $7.4 million, an increase of $2.8 million, or 60.3%, compared to the $4.6 million reported for the first quarter of 2004.  The net interest margin increased to 3.80% for the first quarter of 2005 from 3.33% for the first quarter of 2004.

The following summarizes net interest margin information:

	Three Months Ended March 31,
	2005			2004
		Interest			Interest
	Average	Income/	%	Average	Income/	%
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands, except percentages)

Interest-Earning Assets:
Loans: (1) (2)
Commercial	$429,175	$6,879	6.41	$236,707	$3,613	6.14
Mortgage	57,387	943	6.57	37,620	585	6.22
Consumer	124,169	1,927	6.29	84,964	1,176	5.57
Other	96	—	—	233	—	—
Investments (2)	174,666	1,993	4.56	195,687	2,108	4.31
Federal funds sold	—	—	—	33	—	—
Other short-term investments	1,458	11	3.06	73	3	16.53

Total interest-earning assets	$786,951	$11,753	5.97	$555,317	$7,485	5.42

Interest-Bearing Liabilities:
Transaction accounts	$270,855	$906	1.36	$177,903	$515	1.16
Certificates of deposit	235,743	2,114	3.64	168,066	1,535	3.67
Securities sold under agreement to repurchase	48,366	273	2.26	39,230	179	1.81
Short-term borrowings	46,156	324	2.85	52,274	165	1.27
Long-term borrowings	54,872	434	3.16	34,500	301	3.45
Junior subordinated debt	20,150	333	6.70	15,000	193	5.17

Total interest-bearing liabilities	676,142	4,384	2.63	486,973	2,888	2.39

Noninterest-bearing deposits	109,177	—		64,601	—

Total cost of funds	$785,319	4,384	2.26	$551,574	2,888	2.11

Net interest margin (fully taxable equivalent)		$7,369	3.80		$4,597	3.33

(1)          Loan fees have been included in the interest income totals presented.  Nonaccrual loans have been included in average loan balances.

(2)          Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

Average interest-earning assets for the quarter ended March 31, 2005 were $787.0 million, a $231.7 million, or 41.7%, increase over average interest-earning assets of $555.3 million for the first quarter of 2004.  The yield on average interest-earning assets increased by 55 basis points, to 5.97% for the first quarter of 2005, compared to 5.42% for the same period in 2004.

Average interest-bearing liabilities for the quarter ended March 31, 2005 were $676.1 million, a $189.1 million, or 38.8%, increase over average interest-bearing liabilities of $487.0 million for the first quarter of 2004.  In addition, the average noninterest-bearing deposits increased to $109.2 million for the three months ended March 31, 2005, from $64.6 million for the same time period of 2004.  The interest rate on the total cost of funds increased by 15 basis points, to 2.26% for the three months ended March 31, 2005, compared to 2.11% for the same period in 2004.

The increase in net interest income during the first quarter of 2005, as compared to the same period in 2004, was primarily the result of an increase in average earning assets, due mainly to commercial and installment loans acquired from Madison, the targeted short-term interest rate, as established by the Federal Reserve Bank (“FRB”), increasing, which resulted in an increase in the prime rate from 4.00% at March 31, 2004, to 5.75% at March 31, 2005, an increase in the commercial loan portfolio yield, an increase in the installment loan portfolio yield and an increase in the investment portfolio yield.  Average loans increased by $251.3 million or 69.9% from March 31, 2004 to March 31, 2005.  Average investment securities decreased by $21.0 million or 10.7% from March 31, 2004 to March 31, 2005.

Another major contributing factor to net interest income was an increase in the cost of interest-bearing deposits and a decrease in the cost of long-term borrowings.  The increase in interest-bearing deposit rates from March 31, 2004 to March 31, 2005 was the result of management’s pricing strategy.  The average rate paid on interest-bearing deposits for the three months ended March 31, 2005 was 2.63%, an increase of 24 basis points or 10.0% as compared to the same period in 2004.  Average interest bearing deposits increased $160.6 million or 46.4% from March 31, 2004 to March 31, 2005 due primarily to deposits acquired from Madison.  The average rate paid on long-term borrowings decreased 29 basis points to 3.16% at March 31, 2005 from 3.45% at March 31, 2004.  Average long-term borrowings increased $20.4 million or 59.0% from March 31, 2004 to March 31, 2005.

Provision for Loan Losses

The provision for loan losses for the quarter ended March 31, 2005 was $430,000 compared to $360,000 for the same period of 2004.  The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio.  The Company continues to maintain strong asset quality ratios in light of the continued growth in the Company’s loan portfolio and management’s assessment of the credit quality factors existing at this time.  The ratio of the allowance for loan losses to loans outstanding at March 31, 2005 and March 31, 2004 was 1.24% and 1.28%, respectively.  Please see further discussion under the caption “Allowance for Loan Losses.”

Other Income

Total other income for the three months ended March 31, 2005 totaled $5.9 million, an increase of $1.8 million, or 45.1%, over other income of $4.1 million for the same period in 2004.

Customer service fees increased 41.8% for the first quarter of 2005 as compared to the same period in 2004, from $426,000 to $604,000.  These increases are primarily due to the acquisition of Madison and an expanded customer base.

Income from mortgage banking activities increased by $958,000, or 418.3%, from $229,000 for the first quarter of 2004 to $1.2 million for the first quarter of 2005.  The increase was due primarily to the acquisition of Philadelphia Financial Mortgage, the mortgage banking division of Madison.

One of the Company’s sources of other income is commissions and other revenue generated primarily through sales of insurance products through the Company’s insurance subsidiary, Essick & Barr, LLC.  Revenues from insurance operations totaled $3.1 million for the first quarter of 2005 compared to $2.7 million for the same period in 2004, an increase of 14.0%.  The increase is primarily the result of increased sales of commercial property and casualty, contingent income, surety bond and employee benefits insurance products.

Brokerage and investment advisory commissions and fees increased to $209,000, or 62.0%, for the first quarter of 2005, from $129,000 for the same period 2004.  The increase is primarily due to increased volume in brokerage and investment advisory activity.

Included in other income are $38,000 and $154,000 of gains on the sale of equity securities for the first three months ended March 31, 2005 and 2004, respectively.  Net gains on the sale of loans increased to $246,000, or 823.5%, for the first quarter of 2005, from a net loss on the sale of loans of $34,000 for the same period 2004.  The increase is due primarily to planned sales of SBA, PHEAA and fixed and adjustable rate mortgage loans.

Other income increased to $520,000 or 15.6% for the first quarter of 2005 as compared to the same period in 2004, from $450,000.  The increase is due primarily to the Madison acquisition.  Also included in other income are losses of $78,000 and $82,000, respectively, for the three months periods ended March 31, 2005 and 2004, on the Company’s investment in an affordable housing, corporate tax credit limited partnership, which is discussed under “Income Taxes”.

Other Expense

Total other expense for the quarter ended March 31, 2005 was $10.4 million compared to $6.6 million for the quarter ended March 31, 2004, a 57.0% increase.

Salary and benefits expense for the first quarter of 2005 increased by 58.3% to $6.1 million from $3.9 million for the same period of 2004.  This increase was primarily the result of the acquisition of Madison, severance costs of $445,000 incurred in the first quarter of 2005 associated with the departure of the Company’s Chairman, President and Chief Executive Officer, merit increases and increases in employee health insurance costs consistent with national trends.  Also included in salaries and benefits expense are total commissions paid of $771,000 for the quarter ended March 31, 2005 compared to $261,000 for the same period in 2004.  Full-time equivalent (FTE) employees increased to 330 at March 31, 2005 from 238 at March 31, 2004.  The increase in total commissions paid and FTE’s was due primarily to the acquisition of Madison and continued growth of the Company.

Occupancy expense for the first quarter of 2005 was $1.1 million, a $577,000, or 107.4%, increase over the $537,000 for the same period of 2004.  The increase is primarily attributable to the acquisition of Madison.

Equipment expense increased 34.5% to $600,000 for the first quarter of 2005 from $446,000 for the same period in 2004.  The increase is primarily attributable to the acquisition of Madison.

The amortization of identifiable intangible assets for the first quarter of 2005 was $160,000 compared to $84,000 for the same period of 2004.  These increases are primarily attributable to the acquisition of Madison.

Outside processing expense, insurance expense and other operating expense increased $622,000 or 54.9% to $1.7 million for the first quarter of 2005 from $1.1 million for the same period in 2004.  These increases are primarily attributable to the acquisition of Madison.

Income Taxes

The effective income tax rate for the Company for the first quarter of 2005 was 20.79% compared to 19.10% for the same period of 2004.  The effective income tax rate increased primarily as a result of the Madison acquisition.  Included in the income tax provision is a federal tax benefit from our $5.0 million investment in an affordable housing, corporate tax credit limited partnership of $150,000 and $147,000, respectively, for the three months ended March 31, 2005 and 2004.

Financial Condition

The total assets of the Company at March 31, 2005 were $900.7 million, an increase of approximately $23.3 million, or 10.6% annualized, since December 31, 2004.

Mortgage Loans Held for Sale

Mortgage loans held for sale increased $7.9 million, or 324.4% annualized, to $17.7 million at March 31, 2005 from $9.8 million at December 31, 2004.  This increase is related to additional mortgage banking activity generated through Philadelphia Financial Mortgage.

Securities Available for Sale

Investment securities available for sale increased 37.7% to $181.4 million at March 31, 2005 from $165.8 million at December 31, 2004. Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity.  The increase during the first three months of 2005 was a result of our strategy to replace principal maturities and pay-downs and to purchase higher yielding securities.

Loans

Total loans decreased to $591.4 million, or 3.3% annualized, at March 31, 2005 from $596.3 million at December 31, 2004.  Included in the first quarter of 2005 were sales of approximately $13.7 million in SBA loans, PHEAA loans and fixed and adjustable rate mortgage loans.

The components of loans were as follows:

	March 31,	December 31,
	2005	2004
	(Dollar amounts in thousands)
Residential real estate	$186,584	$202,985
Commercial	143,121	140,420
Commercial, secured by real estate	181,393	169,376
Consumer, net of unearned income	8,179	12,116
Home equity lines of credit	72,162	71,431

Loans	591,439	596,328

Allowance for loan losses	(7,338)	(7,248)

Loans, net of allowance for loan losses	$584,101	$589,080

Loans secured by residential real estate (not including home equity lending products) decreased $16.4 million, or 32.3% annualized, between December 31, 2004 and March 31, 2005, from $203.0 million to $186.6 million.  This decrease is primarily due to the sale of $3.4 million in 15 and 30 year fixed rate mortgage loans and $5.5 million in 5/1 adjustable rate mortgage loans.  The sale of these loans is in line with the Company’s asset/liability strategy to limit interest rate risk.

Commercial loans increased to $324.5 million at March 31, 2005 from $309.8 million at December 31, 2004, an increase of $14.7 million, or 19.0% annualized.  The increase is due primarily to an increase in variable-rate term loans and lines of credit and tax exempt loans.  This increase is also net of approximately $3.5 million of commercial loans and $1.8 million of SBA loans sold during the period.  The sale of these loans is in line with the Company’s asset/liability strategy to limit interest rate risk.

In addition, home equity lines of credit increased to $72.2 million at March 31, 2005 from $71.4 million at December 31, 2004, an increase of $731,000, or 4.1% annualized.  This increase is primarily the result of marketing efforts relating to our home equity products.  This increase is also net of approximately $2.0 million of PHEAA loans sold during the period.  The sale of these loans gave the Company the opportunity to realize a gain on sale and to reinvest the funds into higher yielding assets.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2005 was $7.3 million compared to $7.2 million at December 31, 2004.  Additions to the allowance are made from time to time based upon management’s assessment of credit quality factors existing at that time.  The Company performs a review of the credit quality of its loan portfolio on a monthly basis to determine the adequacy of the allowance for loan losses.  The allowance at March 31, 2005 was 1.24% of outstanding loans compared to 1.22% of outstanding loans at December 31, 2004.

The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio.  Additions to the allowance are charged through the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.  Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, the value of any underlying collateral, risk characteristics in the loan portfolio, local and national economic conditions, and other relevant factors.  Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.  Based upon the results of such reviews, management believes that the allowance for loan losses at March 31, 2005 was adequate to absorb credit losses inherent in the portfolio at that date.

The following table shows the activity in the Company’s allowance for loan losses:

	Three Months Ended
	March 31,
	2005	2004
	(Dollar amounts in thousands)

Balance of allowance for loan losses, beginning of period	$7,248	$4,356
Loans charged-off:
Commercial, financial and agricultural	(86)	(14)
Real estate – mortgage	(223)	(98)
Consumer	(46)	(26)
Total loans charged-off	(355)	(138)
Recoveries of loans previously charged-off
Commercial, financial and agricultural	3	1
Real estate – mortgage	3	2
Consumer	9	4
Total recoveries	15	7
Net loans charged-off	(340)	(131)
Provision for loan losses	430	360
Balance, end of period	$7,338	$4,585

Net charge-offs to average loans (annualized)	0.23%	0.15%
Allowance for loan losses to loans outstanding	1.24%	1.28%
Loans outstanding at end of period (net of unearned income)	$591,439	$358,556
Average balance of loans outstanding during the period	$598,114	$358,283

The following table summarizes the Company’s non-performing assets:

	March 31,	December 31,
	2005	2004
	(Dollar amounts in thousands)

Non-accrual loans:
Real estate – mortgage	$856	$1,189
Consumer	113	127
Commercial, financial and agricultural	3,351	1,602
Total	4,320	2,918

Loans past due 90 days or more and still accruing:
Real estate – mortgage	186	22
Consumer	140	—
Commercial, financial and agricultural	1,327	2,943
Total	1,653	2,965

Troubled debt restructurings	931	103

Total non-performing loans	6,904	5,986

Other real estate owned	61	19

Total non-performing assets	6,965	6,005

Non-performing loans to total loans	1.17%	1.00%
Non-performing assets to total loans plus OREO	1.18%	1.01%

                The increase in troubled debt restructurings to $931,000 at March 31, 2005 from $103,000 at December 31, 2004 was due primarily to the restructuring of one loan in March 2005.

Premises and Equipment

Components of premises and equipment were as follows:

	March 31,	December 31,
	2005	2004
	(Dollar amounts in thousands)

Land and land improvements	$407	$407
Buildings	811	811
Leasehold improvements	3,363	3,271
Furniture and equipment	7,209	7,126
	11,790	11,615

Less: accumulated depreciation	3,380	3,015

Premises and equipment, net	$8,410	$8,600

Additions in 2005 include approximately $51,000 for renovations to the operations center and approximately $49,000 in new computer equipment purchases.

Deposits

Total deposits at March 31, 2005 were $621.1 million compared to $612.3 million at December 31, 2004, an increase of $8.8 million, or 5.7% annualized.

The components of deposits were as follows:

	March 31,	December 31,
	2005	2004
	(Dollar amounts in thousands)

Demand, non-interest bearing	$112,260	$107,442
Demand, interest bearing	200,522	201,202
Savings	70,461	74,058
Time, $100,000 and over	79,223	71,784
Time, other	158,584	157,805

Total deposits	$621,050	$612,291

The increase is due primarily to continuing emphasis on commercial and retail marketing programs and customer service.

Borrowings

Total debt and borrowings increased by $16.0 million, or 39.1% annualized, to $179.5 million at March 31, 2005 from $163.5 million at December 31, 2004.  Federal funds purchased increased by $16.7 million, or 185.0% annualized, to $52.8 million at March 31, 2005 from $36.1 million at December 31, 2004.  Long-term debt, composed of borrowings with the Federal Home Loan Bank, increased by $500,000, or 3.7% annualized, to $55.0 million at March 31, 2005 from $54.5 million at December 31, 2004.  The increase in federal funds purchased was part of our strategy to replace principal maturities and pay-downs on the available for sale investment portfolio and to purchase higher yielding securities.  Junior subordinated debt remained unchanged from December 31, 2004 to March 31, 2005.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	March 31,	December 31,
	2005	2004
	(Dollar amounts in thousands)
Commitments to grant loans	$47,225	$52,181
Unfunded commitments under lines of credit	208,628	156,599
Financial and performance standby letters of credit	10,967	10,081

Capital

Total shareholders’ equity decreased $130,000, to $90.8 million at March 31, 2005 from $90.9 million at December 31, 2004.  The decrease is the net result of net income for the period of $1.8 million less dividends declared of $850,000, proceeds of $207,000 from the issuance of shares of common stock under the Company’s employee and director stock purchase plans and directors compensation plan, net increase in the unrealized loss on securities available for sale, net of tax, of $1.6 million and the reissuance of treasury stock of $300,000 in connection with earn-outs of contingent consideration to principals from the acquisition of The Boothby Group insurance agency and First Affiliated Investments.

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

Other than Tier 1 capital restrictions on the Company’s junior subordinated debt discussed later, the Company is not aware of any pending recommendations by regulatory authorities that would have a material impact on the Company’s capital, resources, or liquidity if they were implemented, nor is the Company under any agreements with any regulatory authorities.

The adequacy of the Company’s capital is reviewed on an ongoing basis with regard to size, composition and quality of the Company’s resources. An adequate capital base is important for continued growth and expansion in addition to providing an added protection against unexpected losses.

An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders’ equity less intangible assets (Tier I capital), to average quarterly assets less intangible assets.  The leverage ratio at March 31, 2005 was 8.05% compared to 7.98% at December 31, 2004.  This increase is primarily the result of a smaller increase in average quarterly assets compared to a larger increase in tier 1 risk-based capital.  For the first quarter ended March 31, 2005, the ratios were above minimum regulatory guidelines.

As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy.  Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments.  For the Company, Tier I capital consists of common shareholders’ equity less intangible assets plus the junior subordinated debt, and Tier II capital includes the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets.  By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier I capital.  In addition, federal banking regulating authorities have issued a final rule restricting the Company’s junior subordinated debt to 25% of Tier I capital.  Amounts of junior subordinated debt in excess of the 25% limit generally may be included in Tier II capital.  The final rule provides a five-year transition period, ending March 31, 2009.  At March 31, 2005, the entire amount of these securities was allowable to be included as Tier I capital for the Company.  For both periods, the capital ratios were above minimum regulatory guidelines.

The following table sets forth the Company’s capital amounts and ratios.

	March 31,	December 31,
	2005	2004
	(Dollar amounts in thousands)

Tier I
Common shareholders’ equity excluding unrealized gains (losses) on securities	$92,479	$91,017
Disallowed intangible assets	(45,014)	(44,061)
Junior subordinated debt/mandatory redeemable capital debentures	20,150	20,150
Tier II
Allowable portion of allowance for loan losses	7,338	7,248
Unrealized gains on available for sale equity securities	—	25

Total risk-based capital	$74,953	$74,379

Risk adjusted assets (including off-balance sheet exposures)	$664,453	$691,309

Leverage ratio	8.04%	7.98%
Tier I risk-based capital ratio	10.18%	9.71%
Total risk-based capital ratio	11.28%	10.76%

Junior Subordinated Debt

On March 9, 2000 and September 26, 2002, the Company established First Leesport Capital Trust I and Leesport Capital Trust II, respectively, in which the Company owns all of the common equity.  First Leesport Capital Trust I issued $5 million of mandatory redeemable capital securities carrying an interest rate of 10.875%, and Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of 3 month LIBOR plus 3.45%.  These debentures are the sole assets of the Trusts.  These securities must be redeemed in March 2030 and September 2032, respectively, but may be redeemed earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities no longer qualifies as Tier I capital for the Company.  In October 2002, the Company entered into an interest rate swap agreement that effectively converts the $5 million of fixed-rate capital securities to a floating interest rate of six month LIBOR plus 5.25%.

On June 26, 2003, Madison established Madison Statutory Trust I in which the Company owns all of the common equity.  Madison Statutory Trust I issued $5 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10%.  These debentures are the sole assets of the Trusts.  These securities must be redeemed in June 2033, but may be redeemed on or after September 26, 2008 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities no longer qualifies as Tier I capital for the Company.

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

At March 31, 2005, the Company had a total of $179.5 million, or 19.9%, of total assets in borrowed funds.  These borrowings included $51.6 million of repurchase agreements, $52.8 million of federal funds purchased, $55.0 million of term borrowings with the Federal Home Loan Bank, and $20.2 million in junior subordinated debt.  The FHLB borrowings have final maturities ranging from May 2005 through February 2009 at interest rates ranging from 1.67% to 4.97%.  At March 31, 2005, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $224.1 million.  The Company remains asset sensitive and the net interest margin will benefit from increases in short-term interest rates.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company’s assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC.

Item 4 - Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures are effective as of March 31, 2005.  There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1                            Legal Proceedings - None

Item 2                            Unregistered Sales of Equity Securities and Use of Proceeds

On January 31, 2005, the Company issued a total of 11,954 shares of common stock as contingent consideration to the five former shareholders of The Boothby Group, Inc., which the Company acquired on October 1, 2002, pursuant to a formula contained in the purchase agreement relating to post-closing revenues of the business.  These shares of common stock were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering.

On May 20, 2004, the Company announced the extension of its stock repurchase plan, originally effective January 1, 2003, for the repurchase of up to 162,000 shares of the Company’s common stock.  During the first quarter of 2005, the Company did not repurchase any of its outstanding common stock.  At March 31, 2005, the maximum number of shares that may yet be purchased under the stock repurchase plan was 100,513 shares.

Item 3                            Defaults Upon Senior Securities — None

Item 4                            Submission of Matters to Vote of Security Holders — None

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

LEESPORT FINANCIAL CORP.
(Registrant)

Dated: May 12, 2005	By	/s/ Vito A. DeLisi

Vito A. DeLisi
Acting President and Chief
Executive Officer

Dated: May 12, 2005	By	/s/ Edward C. Barrett

Edward C. Barrett
Executive Vice President and
Chief Financial Officer