Form 10-Q
period 2005-06-30
LEESPORT FINANCIAL CORP
filed 2005-08-09
CIK 775662

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2005,

or

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

Number of Shares Outstanding
as of August 8, 2005
COMMON STOCK ($5.00 Par Value)	5,053,385
(Title of Class)	(Outstanding Shares)

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

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Cash and due from banks	$20,332	$22,643
Interest-bearing deposits in banks	1,031	1,412

Total cash and cash equivalents	21,363	24,055

Mortgage loans held for sale	19,083	9,799
Securities available for sale	178,176	165,778
Securities held to maturity, fair value - 2005 - $6,361; 2004 - $6,298	6,288	6,403
Loans, net of allowance for loan losses 2005 - $7,170; 2004 - $7,248	609,323	589,080
Premises and equipment, net	8,054	8,600
Identifiable intangible assets	5,470	5,790
Goodwill	38,840	38,227
Bank owned life insurance	11,593	11,355
Other assets	23,409	18,295

Total assets	$921,599	$877,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$110,781	$107,442
Interest bearing	510,434	504,849

Total deposits	621,215	612,291

Securities sold under agreements to repurchase	51,313	52,800
Federal funds purchased	70,534	36,092
Long-term debt	51,500	54,500
Junior subordinated debt	20,150	20,150
Other liabilities	13,081	10,614

Total liabilities	827,793	786,447

Shareholders’ equity
Common stock, $5.00 par value; authorized 20,000,000 shares; issued: 5,087,570 shares at June 30, 2005 and 5,031,021 shares at December 31, 2004	25,436	25,154
Surplus	52,132	51,210
Retained earnings	17,887	15,592
Accumulated other comprehensive loss	(969)	(119)
Treasury stock; 34,691 shares at June 30, 2005 and 46,645 shares at December 31, 2004, at cost	(680)	(902)

Total shareholders’ equity	93,806	90,935

Total liabilities and shareholders’ equity	$921,599	$877,382

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Interest income:
Interest and fees on loans	$10,230	$5,604	$19,903	$10,956
Interest on securities:
Taxable	1,695	1,493	3,264	3,132
Tax-exempt	191	220	356	449
Dividend income	151	96	295	198
Other interest income	15	2	26	5

Total interest income	12,282	7,415	23,844	14,740

Interest expense:
Interest on deposits	3,202	2,065	6,222	4,114
Interest on short-term borrowings	522	139	846	304
Interest on securities sold under agreement to repurchase	295	184	568	363
Interest on long-term debt	433	277	867	578
Interest on junior subordinated debt	375	202	708	395

Total interest expense	4,827	2,867	9,211	5,754

Net Interest Income	7,455	4,548	14,633	8,986
Provision for loan losses	350	300	780	660

Net Interest Income after provision for loan losses	7,105	4,248	13,853	8,326

Other income:
Customer Service Fees	679	422	1,283	848
Mortgage banking activities	1,281	255	2,468	484
Commissions and fees from insurance sales	2,871	2,530	5,949	5,231
Brokerage and investment advisory commissions and fees	252	120	461	249
Gain on sale of loans	85	85	331	51
Other Income	532	322	1,052	772
Net realized gains on sales of securities	144	46	182	200

Total other income	5,844	3,780	11,726	7,835

Other expense:
Salaries and employee benefits	5,575	3,686	11,677	7,540
Occupancy expense	1,103	508	2,217	1,045
Furniture and equipment expense	617	439	1,217	885
Marketing and advertising expense	400	361	743	666
Amortization of identifiable intangible assets	160	94	320	178
Professional services	370	311	679	566
Outside processing	664	500	1,341	1,021
Insurance expense	114	122	316	222
Other expense	1,034	593	1,911	1,106

Total other expense	10,037	6,614	20,421	13,229

Income before income taxes	2,912	1,414	5,158	2,932
Income taxes	686	162	1,153	452

Net income	$2,226	$1,252	$4,005	$2,480

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended			Six Months Ended
	June 30, 2005	June 30, 2004		June 30, 2005	June 30, 2004

EARNINGS PER SHARE DATA

Average shares outstanding	5,031,324	3,586,320	*	5,014,698	3,578,601	*
Basic earnings per share	$0.44	$0.35	*	$0.80	$0.70	*
Average shares outstanding for diluted earnings per share	5,098,076	3,650,054	*	5,083,590	3,645,265	*
Diluted earnings per share	$0.44	$0.34	*	$0.79	$0.68	*
Cash dividends declared per share	$0.17	$0.166	*	$0.34	$0.32	*

* References to share amounts and per-share amounts reflect the 5% stock dividend distributed to shareholders on January 14, 2005.

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2005 and 2004

(Dollar amounts in thousands, except per share data)

	Common Stock				Accumulated
	Number of				Comprehensive
	Shares			Retained	Other Income	Treasury
	Issued	Par Value	Surplus	Earnings	(Loss)	Stock	Total
Balance, December 31, 2004	5,031,021	$25,154	$51,210	$15,592	$(119)	$(902)	$90,935

Comprehensive Income:
Net Income	—	—	—	4,005	—	—	4,005
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(850)	—	(850)
Total comprehensive income							3,155
Reissuance of treasury stock (11,954 shares)	—	—	78	—	—	222	300
Fractional shares in connection with stock dividend paid			(10)	(1)	—	—	(11)
Common stock issued in connection with directors’ compensation	6,202	31	125	—	—	—	156
Common stock issued in connection with director and employee stock purchase plans	50,347	251	729	—	—	—	980
Cash dividends declared ($0.34 per share)	—	—	—	(1,709)	—	—	(1,709)
Balance, June 30, 2005	5,087,570	$25,436	$52,132	$17,887	$(969)	$(680)	$93,806

	Common Stock				Accumulated
	Number of				Comprehensive
	Shares			Retained	Other Income	Treasury
	Issued	Par Value	Surplus	Earnings	(Loss)	Stock	Total
Balance, December 31, 2003	3,439,310	$17,197	$18,426	$18,535	$273	$(1,054)	$53,377

Comprehensive Income:
Net Income	—	—	—	2,480	—	—	2,480
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(3,282)	—	(3,282)
Total comprehensive income (loss)							(802)
Purchase of treasury stock (6,000 shares)	—	—	—	—	—	(140)	(140)
Reissuance of treasury stock (15,444 shares)	—	—	66	—	—	298	364
Common stock issued in connection with directors’ compensation	6,890	34	128	—	—	—	162
Common stock issued in connection with director and employee stock purchase plans	12,937	65	224	—	—	—	289
Cash dividends declared ($0.34 per share)	—	—	—	(1,161)	—	—	(1,161)
Balance, June 30, 2004	3,459,137	$17,296	$18,844	$19,854	$(3,009)	$(896)	$52,089

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Six Months Ended
	June 30,	June 30,
	2005	2004
Cash Flows From Operating Activities
Net Income	$4,005	$2,480
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	780	660
Provision for depreciation and amortization of premises and equipment	828	636
Amortization of identifiable intangible assets	320	178
Deferred income taxes	1,332	(270)
Director stock compensation	156	162
Net amortization securities premiums and discounts	215	324
Amortization of mortgage servicing rights	14	85
Increase in mortgage servicing rights	(192)	(68)
Net realized loss on sale of foreclosed real estate	23	18
Net realized gains on sales of securities	(182)	(200)
Proceeds from sales of loans held for sale	120,391	19,778
Net gains on sale of loans	(2,421)	(439)
Loans originated for sale	(127,253)	(19,980)
Earnings on investment in life insurance	(237)	(315)
(Increase) Decrease in accrued interest receivable and other assets	(4,681)	1,247
Increase in accrued interest payable and other liabilities	2,603	3,467

Net Cash Provided by (Used in) Operating Activities	(4,299)	7,763

Cash Flow From Investing Activities
Available for sale securities:
Purchases	(34,114)	(24,003)
Principal repayments, maturities and calls	14,717	16,716
Proceeds from sales	6,989	23,528
Net decrease in federal funds sold	—	1,100
Net increase in loans receivable	(35,305)	(38,966)
Proceeds from sale of loans	14,282	3,601
Net (increase) decrease in Federal Home Loan Bank Stock	(1,157)	625
Net (increase) decrease in foreclosed real estate	(975)	254
Purchases of premises and equipment	(282)	(982)
Purchase of limited partnership investment	(1,050)	(975)
Net Cash Used In Investing Activities	(36,895)	(19,102)

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollar amounts in thousands)

	Six Months Ended
	June 30,	June 30,
	2005	2004
Cash Flow From Financing Activities
Net increase in deposits	8,925	25,155
Net increase (decrease) in federal funds purchased	34,442	(10,730)
Net (decrease) increase in securities sold under agreements to repurchase	(1,488)	5,279
Proceeds from long-term debt	3,000	—
Repayments of long-term debt	(6,000)	(3,500)
Proceeds from the exercise of stock options and stock purchase plans	981	289
Reissuance of treasury stock	300	364
Cash dividends paid	(1,658)	(1,139)
Net cash disbursed with sale of financial centers	—	—
Net Cash Provided By Financing Activities	38,502	15,578

Increase (decrease) in cash and cash equivalents	(2,692)	4,239
Cash and cash equivalents:
January 1	24,055	15,238
June 30	$21,363	$19,477

Cash payments for:
Interest	$8,904	$5,656
Taxes	$260	$1,060

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

The results of operations for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.  For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, and interest bearing deposits in other banks.  For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Earnings per common share for the respective periods indicated have been computed based upon the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	(Dollar amounts in thousands)

Net income available to shareholders	$2,226	$1,252	$4,005	$2,480

Average shares outstanding	5,031,324	3,586,320	5,014,698	3,578,601
Effect of dilutive stock options	66,752	63,734	68,892	66,664

Average number of shares used to calculate diluted earnings per share	5,098,076	3,650,054	5,083,590	3,645,265

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	(Dollar amounts in thousands)

Unrealized holding gains (losses) on available for sale securities	$1,268	$(7,548)	$(995)	$(4,788)
Reclassification adjustment for unrealized gains amortized from transfer of available for sale securities to held to maturity	(37)	—	(73)	—
Reclassification adjustment for (gains) losses realized in income	(144)	(46)	(182)	(200)
Net unrealized gains (losses)	1,087	(7,594)	(1,250)	(4,988)
Income tax effect	(382)	2,582	400	1,706

Other comprehensive income (loss)	$705	$(5,012)	$(850)	$(3,282)

4.             Guarantees

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $11,485,000 of financial and performance standby letters of credit as of June 30, 2005.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next 24 months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of June 30, 2005 for guarantees under standby letters of credit is not material.

5.             Segment Information

The Company’s insurance operations, investment operations and mortgage banking operations are managed separately from the traditional banking and related financial services that the Company also offers.  The mortgage banking operation offers residential lending products and generates revenue primarily through gains recognized on loan sales.  The insurance operation provides coverage for commercial, individual, surety bond, and group and personal benefit plans.  The investment operation provides services for individual financial planning, retirement and estate planning, investments, corporate and small business pension and retirement planning.  Effective January 1, 2005, Leesport Investment Group, LLC merged into Leesport Wealth Management, LLC.  Leesport Wealth Management, LLC changed its name to Madison Financial Advisors, LLC.

During the second quarter of 2005, the Company changed the composition of its reportable segments, which resulted in the mortgage banking operations being included as a separate segment.  The segment was previously included in the banking and financial services segment.  The Company has restated the corresponding items of segment information for earlier periods.

	Banking
	and
	Financial	Mortgage	Insurance	Investment
	Services	Banking	Services	Services	Total
	(Dollar amounts in thousands)
Three months ended June 30, 2005
Net interest income and other income from external sources	$8,624	$1,552	$2,871	$252	$13,299
Income (loss) before income taxes	2,049	457	427	(21)	2,912

Three months ended June 30, 2004
Net interest income and other income from external sources	$5,269	$409	$2,530	$120	$8,328
Income (loss) before income taxes	817	228	453	(84)	1,414

Six months ended June 30, 2005
Net interest income and other income from external sources	$17,051	$2,898	$5,949	$461	$26,359
Income (loss) before income taxes	3,387	745	1,068	(42)	5,158

Six months ended June 30, 2004
Net interest income and other income from external sources	$10,675	$666	$5,231	$249	$16,821
Income (loss) before income taxes	1,734	316	963	(81)	2,932

6.             Stock Option Plans

The Company has an Employee Stock Incentive Plan (ESIP) that covers all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors.  As of June 30, 2005, the total number of shares of common stock that may be issued pursuant to the ESIP is 405,318.  The option price for options issued under the Plan must be at least equal to 100% of the fair market value of the common stock on the date of grant and shall not be less than the stock’s par value.  Options granted under the Plan have various vesting periods ranging from immediate up to 5 years, 20% exercisable not less than one year after the date of grant, but no later than ten years after the date of grant in accordance with the vesting.  Vested options expire on the earlier of ten years after the date of grant, three months from the participant’s termination of employment or one year from the date of the participant’s death or disability.

The Company has an Independent Directors Stock Option Plan (IDSOP).  As of June 30, 2005, the total number of shares of common stock that may be issued pursuant to the ESIP is 96,070.  The Plan covers all directors of the Company who are not employees and former directors who continue to be employed by the Company.  The option price for options issued under the Plan will be equal to the fair market value of the Company’s common stock on the date of grant. Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Company or the cessation of the participant’s employment, or twelve months from the date of the participant’s death or disability.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	(Dollar amounts in thousands except share data)

Net income, as reported	$2,226	$1,252	$4,005	$2,480
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(36)	(45)	(78)	(93)

Pro forma net income	$2,190	$1,207	$3,927	$2,387

Basic earnings per share:
As reported	$0.44	$0.35	$0.80	$0.70
Pro forma	$0.44	$0.34	$0.78	$0.67

Diluted earnings per share:
As reported	$0.44	$0.34	$0.79	$0.68
Pro forma	$0.43	$0.33	$0.77	$0.65

7.             Debt and Borrowings

Total debt increased by $30.0 million, or 36.6% annualized, to $193.5 million at June 30, 2005 from $163.5 million at December 31, 2004.  The increase in total debt and borrowings was primarily due to the Company purchasing overnight federal funds which increased to $70.5 million at June 30, 2005 from $36.1 million at December 31, 2004.  The purchase of these funds was primarily the result of increases in available for sale investment securities which increased to $178.2 million at June 30, 2005 from $165.8 million at December 31, 2004 and increases in loans outstanding, net of allowance for loan losses, which increased to $609.3 million at June 30, 2005 from $589.1 million at December 31, 2004.

8.             Acquisitions

On October 1, 2004, the Company acquired 100% of the outstanding voting shares of Madison Bancshares group, Ltd., the holding company for Madison Bank (“Madison”), a Pennsylvania state-chartered commercial bank and its wholly owned subsidiary, Philadelphia Financial Mortgage Company (“PFM” or “Philadelphia Financial”).  Madison and PFM are both now divisions of Leesport Bank.  Included in the sale were approximately $197.2 million in total loans, $30.1 million in goodwill and identifiable intangible assets and $180.1 million in total deposits.

On September 30, 2003, the Company paid cash of $1.0 million for Madison Insurance Consultants, LLC (“MIC”, formerly CrosStates Insurance Consultants, Inc.), a full service insurance agency that specializes in personal and casualty insurance headquartered in Langhorne, Pennsylvania, and recorded a liability of $1.4 million, payable to the seller in cash and stock at the then current market value.  This liability is included in other liabilities.  Under the asset purchase agreement, after the first and second years following the acquisition, $1.0 million and $0.4 million, respectively, was payable to the seller.  On October 1, 2004, the Company paid the seller $500,000 in cash and $500,000 in fair market value of the Company’s stock.  Also, the agreement provided for contingent payments totaling up to $1.2 million, payable to the seller in cash and stock at the then current market value based on MIC achieving certain annual revenue levels through September 30, 2005.  On March 17, 2005, the Company and the seller amended the asset purchase agreement to increase the payment to the seller in the second year following the acquisition of MIC to $1.0 million.  The $0.6 million increase was recorded as goodwill and a liability payable to the seller in stock at the then current market value.  Under the amended agreement, the total potential amount of contingent payments was correspondingly reduced from $1.2 million to $0.6 million.

9.             Equity Investment and Investment in Limited Partnership

On December 29, 2003, the Bank entered into a limited partner subscription agreement with Midland Corporate Tax Credit XVI Limited Partnership, where the Bank will receive special tax credits and other tax benefits. The Bank subscribed to a 6.2% interest in the partnership, which is subject to an adjustment depending on the final size of the partnership at a purchase price of $5 million. This investment is included in other assets and is not guaranteed.  It is accounted for in accordance with Statement of Position (SOP) 78-9, “Accounting for Investments in Real Estate Ventures,” using the equity method. This agreement was accompanied by a payment of $1.7 million.  The associated non-interest bearing promissory note payable included in other liabilities was zero at June 30, 2005 and $1.1 million at December 31, 2004.  Installments were paid as requested.  The Company funded the final installment of $1.1 million in January 2005.

On July 14, 2005, the Company paid $500,000 to purchase a 25% equity position in First HSA, LLC (“HSA”), a national health savings account administration company in which Leesport Bank acts as the custodian of the accounts.  Health Savings Accounts (which replaced Archer Medical Savings Accounts) were enacted as a new law passed by Congress in December 2003 and went into effect January 1, 2004.  This new law has given Health Savings Accounts a more broad base appeal. HSA accounts allow consumers to pay for qualified medical expenses with pre-tax dollars and save for retirement on a tax-deferred basis.  Any money remaining in the account at year end is rolled over to the next year.  HSA accounts provide the Bank with an excellent source of relatively low-cost funds.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of SFAS No. 143,” (“FIN 47”).  This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 is effective for all fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year companies).  Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. We do not expect the adoption of FIN 47 to materially impact our condensed consolidated financial statements.

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections”.  The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  SFAS 154 replaces APB Opinion 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on the Company’s condensed consolidated financial statements.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other than temporary impairment losses on available for sale securities and the valuation of deferred tax assets.  In estimating other-than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issue for a period of time sufficient to allow for any anticipated recovery in fair value.

Results of Operations

OVERVIEW

Net income for the Company for the quarter ended June 30, 2005 was $2.23 million, an increase of 77.8%, as compared to $1.25 million for the same period in 2004.  For the first six months of 2005, net income was $4.01 million, an increase of 61.5%, as compared to $2.48 million for the same period in 2004.  Basic and diluted earnings per share were $.44 and $.44, respectively, for the second quarter of 2005 compared to basic and diluted earnings per share of $.35 and $.34, respectively, for the same period of 2004.  For the first six months of 2005, basic and diluted earnings per share were $.80 and $.79, respectively, compared to basic and diluted earnings per share of $.70 and $.68, respectively, for the same period of 2004.  Earnings per share amounts reflect a 5% stock dividend distributed to shareholders on January 14, 2005.  Results for the three and six month periods ended June 30, 2005 include the purchase of Madison Bancshares Group, Ltd. On October 1, 2004.

The following are the key ratios for the Company as of June 30:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Return on average assets	0.98%	0.81%	0.90%	0.80%
Return on average shareholders’ equity	9.70%	9.28%	8.80%	9.16%
Dividend payout ratio	38.64%	46.32%	42.50%	46.82%
Average shareholders’equity to average assets	10.13%	8.69%	10.23%	8.78%

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

Net interest income before the provision for loan losses for the three months ended June 30, 2005 was $7.7 million, an increase of $3.0 million, or 62.7%, compared to the $4.7 million reported for the second quarter of 2004.  Net interest income before the provision for loan losses for the six months ended June 30, 2005 was $15.1 million, an increase of $5.8 million, or 61.6%, compared to the $9.3 million reported for the same period in 2004.  The net interest margin increased to 3.81% for the second quarter of 2005 from 3.36% for the second quarter of 2004.  The net interest margin increased to 3.81% for the first six months of 2005 from 3.35% for the same period in 2004.

The following summarizes net interest margin information:

	Three Months Ended June 30,
	2005			2004
		Interest			Interest
	Average	Income/	%	Average	Income/	%
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands, except percentages)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$438,644	$7,384	6.66	$245,644	$3,672	5.91
Mortgage	51,507	902	7.01	40,538	767	7.57
Consumer	125,793	2,022	6.45	89,313	1,198	5.39
Other	202	—	—	1,105	—	—
Investments (2)	189,166	2,175	4.60	186,815	1,945	4.16
Federal funds sold	—	—	—	—	—	—
Other short-term investments	1,593	15	3.81	—	—	—

Total interest-earning assets	$806,905	$12,498	6.13	$563,415	$7,582	5.32

Interest-Bearing Liabilities:
Transaction accounts	$272,377	$1,044	1.54	$189,010	$540	1.15
Certificates of deposit	235,415	2,157	3.68	168,185	1,525	3.66
Securities sold under agreement to repurchase	47,091	295	2.48	41,735	184	1.74
Short-term borrowings	65,680	522	3.19	44,471	139	1.26
Long-term borrowings	54,434	433	3.15	33,192	277	3.30
Junior subordinated debt	20,150	374	7.45	15,000	202	5.44

Total interest-bearing liabilities	695,147	4,825	2.78	491,593	2,867	2.35

Noninterest-bearing deposits	112,261	—		69,827	—

Total cost of funds	$807,408	4,825	2.40	$561,420	2,867	2.06

Net interest margin (fully taxable equivalent)		$7,673	3.81		$4,715	3.36

	Six Months Ended June 30,
	2005			2004
		Interest			Interest
	Average	Income/	%	Average	Income/	%
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands, except percentages)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$433,935	$14,264	6.54	$241,175	$7,285	5.97
Mortgage	54,431	1,845	6.78	39,079	1,352	6.92
Consumer	124,985	3,949	6.37	87,138	2,373	5.48
Other	150	—	—	669	—	—
Investments (2)	181,956	4,178	4.59	191,287	4,056	4.24
Federal funds sold	—	—	—	16	1	1.26
Other short-term investments	1,526	26	3.46	—	—	—

Total interest-earning assets	$796,983	$24,262	6.05	$559,364	$15,067	5.33

Interest-Bearing Liabilities:
Transaction accounts	$271,620	$1,952	1.45	$183,456	$1,055	1.16
Certificates of deposit	235,579	4,271	3.66	168,125	3,059	3.66
Securities sold under agreement to repurchase	47,725	568	2.37	40,483	363	1.77
Short-term borrowings	55,972	846	3.05	48,372	304	1.26
Long-term borrowings	54,652	867	3.16	33,846	578	3.38
Junior subordinated debt	20,150	708	7.08	15,000	395	5.31

Total interest-bearing liabilities	685,698	9,212	2.71	489,282	5,754	2.37
Noninterest-bearing deposits	110,728	—		67,214	—

Total cost of funds	$796,426	9,212	2.33	$556,496	5,754	2.08

Net interest margin (fully taxable equivalent)		$15,050	3.81		$9,313	3.35

(1)   Loan fees have been included in the interest income totals presented. Nonaccrual loans have been included in average loan balances.

(2)   Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

Average interest-earning assets for the three months ended June 30, 2005 were $806.9 million, a $243.5 million, or 43.2%, increase over average interest-earning assets of $563.4 million for the same period in 2004.  Average interest-earning assets for the six months ended June 30, 2005 were $797.0 million, a $237.6 million, or 42.5%, increase over average interest-earning assets of $559.4 million for the same period in 2004.  The yield on average interest-earning assets increased by 81 basis points to 6.13% for the second quarter of 2005, compared to 5.32% for the same period in 2004.  The yield on average interest-earning assets increased by 72 basis points to 6.05% for the first six months of 2005, compared to 5.33% for the same period in 2004.

Average interest-bearing liabilities for the three months ended June 30, 2005 were $695.1 million, a $203.5 million, or 41.4%, increase over average interest-bearing liabilities of $491.6 million for the same period in 2004.  Average interest-bearing liabilities for the six months ended June 30, 2005 were $685.7 million, a $196.4 million, or 40.1%, increase over average interest-bearing liabilities of $489.3 million for the same period in 2004.  Average noninterest-bearing deposits increased to $112.3 million for the three months ended June 30, 2005, from $69.8 million for the same time period of 2004.  Average noninterest-bearing deposits increased to $110.7 million for the six months ended June 30, 2005, from $67.2 million for the same time period of 2004.  The interest rate on the total cost of funds increased by 34 basis points to 2.40% for the three months ended June 30, 2005, compared to 2.06% for the same period in 2004.  The interest rate on the total cost of funds increased by 25 basis points to 2.33% for the six months ended June 30, 2005, compared to 2.08% for the same period in 2004.

The increase in net interest income during the second quarter and six months of 2005, compared to the same periods in 2004, was primarily the result of an increase in average earning assets, due mainly to commercial and installment loans acquired from Madison, organic growth in commercial and installment loans, increases in the targeted short-term interest rate established by the Federal Reserve Bank (“FRB”), which resulted in an increase in the prime rate from 4.00% at June 30, 2004 to 6.25% at June 30, 2005, an increase in the commercial and installment loan portfolio yields and an increase in the investment portfolio yield.  For the second quarter of 2005, average loans, including loans held for sale, increased by $239.5 million, or 63.6%, as compared to the same periods in 2004.  For the first six months of 2005, average loans, including loans held for sale, increased by $245.4 million, or 66.7%, compared to the same periods in 2004.

Another major contributing factor to net interest income was an increase in the average balance and cost of interest-bearing deposits, an increase in the average balance and cost of adjustable rate short-term borrowings, a decrease in the cost of fixed rate long-term borrowings and an increase in the cost of adjustable rate junior subordinated debt.  The increase in interest-bearing deposit rates from June 30, 2004 to June 30, 2005 was the result of management’s pricing strategy.  The average rate paid on interest-bearing deposits for the second quarter ended June 30, 2005 was 2.52%, an increase of 21 basis points as compared to the same period in 2004.  The average rate paid on interest-bearing deposits for the six months ended June 30, 2005 was 2.45%, an increase of 11 basis points compared to the same period in 2004.  For the second quarter of 2005, average interest bearing deposits increased $150.6 million, or 42.2%, compared to the same periods in 2004, due primarily to deposits acquired from Madison.  For the first six months of 2005, average interest bearing deposits increased $155.6 million, or 44.3%, compared to the same periods in 2004, due primarily to deposits acquired from Madison.  For the second quarter and six months ended June 30, 2005, the average rate paid on short-term borrowings increased to 3.19% and 3.05%, respectively, as compared to 1.26% and 1.26%, respectively, for the same periods in 2004.  The increase in the cost of short-term borrowings is due primarily to the increase in the targeted short-term interest rate as established by the FRB.  For the second quarter of 2005, average short-term borrowings increased by $21.2 million, or 47.7%, compared to the same periods in 2004.  For the first six months of 2005, average short-term borrowings increased by $7.6 million, or 15.7%, compared to the same periods in 2004.  The second quarter and six month increases in average short-term borrowings are due primarily to increased loan volume.

Provision for Loan Losses

The provision for loan losses for the quarter ended June 30, 2005 was $350,000 compared to $300,000 for the same period of 2004.  The provision for loan losses for the six months ended June 30, 2005 was $780,000 compared to $660,000 for the same period of 2004.  The increase in the provision for loan losses for the six months ended June 30, 2005 was due primarily to the acquisition of Madison.  The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio.  The Company continues to maintain strong asset quality ratios in light of the continued growth in the Company’s loan portfolio and management’s assessment of the credit quality factors existing at this time.  The ratio of the allowance for loan losses to loans outstanding at June 30, 2005 and June 30, 2004 was 1.16% and 1.22%, respectively.  Please see further discussion under the caption “Allowance for Loan Losses.”

Other Income

Total other income for the three months ended June 30, 2005 totaled $5.8 million, an increase of $2.0 million, or 54.6%, over other income of $3.8 million for the same period in 2004.  Total other income for the six months ended June 30, 2005 totaled $11.7 million, an increase of $3.9 million, or 49.7%, over other income of $7.8 million for the same period in 2004.

Customer service fees increased 60.9% for the second quarter of 2005 as compared to the same period in 2004, from $422,000 to $679,000.  Customer service fees increased 51.3% for the six months ended June 30, 2005 compared to the same period in 2004, from $848,000 to $1.3 million.  These increases are primarily due to the acquisition of Madison and an expanded customer base.

Income from mortgage banking activities for the second quarter of 2005 totaled $1.3 million, an increase of $1.0 million, or 402.4%, over income from mortgage banking activities of $255,000 for the same period in 2004.  Income from mortgage banking activities for the first six months of 2005 totaled $2.5 million, an increase of $2.0 million, or 409.9%, over income from mortgage banking activities of $484,000 for the same period in 2004.  The increase was due primarily to the acquisition of Philadelphia Financial Mortgage, the mortgage banking division of Madison.

One of the Company’s primary sources of other income is commissions and other revenue generated primarily through sales of insurance products through the Company’s insurance subsidiary, Essick & Barr, LLC.  Revenues from insurance operations totaled $2.9 million for the second quarter of 2005 compared to $2.5 million for the same period in 2004, an increase of 13.5%.  Revenues from insurance operations totaled $5.9 million for the first six months of 2005 compared to $5.2 million for the same period in 2004, an increase of 13.7%.  The increase is primarily the result of increased sales of commercial property and casualty, contingent income, surety bond and employee benefits insurance products.

Brokerage and investment advisory commissions and fees increased to $252,000, or 110.0%, for the second quarter of 2005, from $120,000 for the same period 2004.  Brokerage and investment advisory commissions and fees increased to $461,000, or 85.1%, for the first six months of 2005, from $249,000 for the same period 2004.  These increases are primarily due to increased brokerage and investment advisory services offered through Madison Financial Advisors, LLC, a wholly owned subsidiary of the Company.

Other income increased to $532,000 or 65.2% for the second quarter of 2005 as compared to $322,000 for the same period in 2004.  Other income increased to $1.1 million or 36.3% for the first six months of 2005 as compared to $772,000 for the same period in 2004.  The increase is due primarily to the Madison acquisition.  Also included in other income are losses of $78,000 and $83,000, respectively, for the three month periods ended June 30, 2005 and 2004, and losses of $156,000 and $166,000, respectively, for the six month periods ended June 30, 2005 and 2004, on the Company’s investment in an affordable housing, corporate tax credit limited partnership, which is discussed under “Income Taxes”.

Other Expense

Total other expense for the three months ended June 30, 2005 totaled $10.0 million, an increase of $3.4 million, or 51.8%, over other expense of $6.6 million for the same period in 2004.  Total other expense for the six months ended June 30, 2005 totaled $20.4 million, an increase of $7.2 million, or 54.4%, over other expense of $13.2 million for the same period in 2004.

Salary and benefits expense for the second quarter of 2005 increased by 51.2% to $5.6 million from $3.7 million for the same period of 2004.  Salary and benefits expense for the first six months of 2005 increased by 54.9% to $11.7 million from $7.5 million for the same period of 2004.  These increases were primarily the result of the acquisition of Madison, severance costs of $445,000 incurred in the first quarter of 2005 associated with the departure of the Company’s Chairman, President and Chief Executive Officer, merit increases and increases in employee health insurance costs consistent with national trends.  Also included in salaries and benefits expense are total commissions paid of $878,000 for the quarter ended June 30, 2005 compared to $239,000 for the same period in 2004 and $1.7 million for the six months ended June 30, 2005 compared to $500,000 for the same period in 2004.  Full-time equivalent (FTE) employees increased to 348 at June 30, 2005 from 246 at June 30, 2004.  The increase in total commissions paid and FTE’s was due primarily to the acquisition of Madison and continued growth of the Company.

Occupancy expense for the second quarter of 2005 was $1.1 million, a $595,000, or 117.1%, increase over $508,000 for the same period of 2004.  Occupancy expense for the first six months of 2005 was $2.2 million, a $1.2 million, or 112.2%, increase over $1.0 million for the same period of 2004.  These increases are primarily attributable to the acquisition of Madison.

Equipment expense increased 40.5% to $617,000 for the second quarter of 2005 from $439,000 for the same period in 2004.  Equipment expense increased 37.5% to $1.2 million for the first six months of 2005 from $885,000 for the same period in 2004.  These increases are primarily attributable to the acquisition of Madison.

The amortization of identifiable intangible assets for the second quarter of 2005 was $160,000 compared to $94,000 for the same period of 2004.  The amortization of identifiable intangible assets for the first six months of 2005 was $320,000 compared to $178,000 for the same period of 2004.  These increases are primarily attributable to the acquisition of Madison.

Outside processing expense and other operating expense increased $600,000, or 55.4%, to $1.7 million for the second quarter of 2005 from $1.1 million for the same period in 2004.  Outside processing expense and other operating expense increased $1.1 million, or 52.9%, to $3.2 million for the first six months of 2005 from $2.1 for the same period of 2004.  These increases are primarily attributable to the acquisition of Madison.

Income Taxes

The effective income tax rate for the Company for the second quarter of 2005 was 23.9% compared to 11.46% for the same period of 2004. The effective income tax rate for the Company for the first six months of 2005 was 22.4% compared to 15.42% for the same period of 2004.  The effective income tax rate for the first three and six months of 2005 increased primarily as a result of the Madison acquisition.  Included in the income tax provision is a federal tax benefit from our $5.0 million investment in an affordable housing, corporate tax credit limited partnership of $300,000 and $297,000, respectively, for the six months ended June 30, 2005 and 2004.

Financial Condition

The total assets of the Company at June 30, 2005 were $921.6 million, an increase of approximately $44.2 million, or 10.1% annualized, since December 31, 2004.

Mortgage Loans Held for Sale

Mortgage loans held for sale increased $9.3 million, or 189.5% annualized, to $19.1 million at June 30, 2005 from $9.8 million at December 31, 2004.  This increase is related to additional mortgage banking activity generated through Philadelphia Financial Mortgage.

Securities Available for Sale

Investment securities available for sale increased to $178.2 million, or 15.0% annualized, at June 30, 2005 from $165.8 million at December 31, 2004.  Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity.  The increase during the first six months of 2005 was a result of our strategy to replace principal maturities and pay-downs with higher yielding securities.

Loans

Total loans, net of allowance for loan losses, increased to $609.3 million, or 6.9% annualized, at June 30, 2005 from $589.1 million at December 31, 2004.  Included in the first six months of 2005 were sales of approximately $14.3 million in SBA loans, PHEAA loans and fixed and adjustable rate mortgage loans.

The components of loans were as follows:

	June 30,	December 31,
	2005	2004
	(Dollar amounts in thousands)
Residential real estate	$194,944	$202,985
Commercial	139,513	140,420
Commercial, secured by real estate	196,848	169,376
Consumer, net of unearned income	9,464	12,116
Home equity lines of credit	75,724	71,431

Loans	616,493	596,328

Allowance for loan losses	(7,170)	(7,248)

Loans, net of allowance for loan losses	$609,323	$589,080

Loans secured by residential real estate (not including home equity lending products) decreased $8.1 million, or 7.9% annualized, between December 31, 2004 and June 30, 2005, from $203.0 million to $194.9 million.  This decrease is primarily due to the sale of $3.4 million in 15 and 30 year fixed rate mortgage loans and $5.5 million in adjustable rate mortgage loans.  The sale of these loans is in line with the Company’s asset/liability strategy to limit interest rate risk.

Commercial loans increased to $336.4 million at June 30, 2005 from $309.8 million at December 31, 2004, an increase of $26.6 million, or 17.2% annualized.  The increase is due primarily to an increase in variable-rate term loans, lines of credit and tax exempt loans.  This increase is also net of approximately $3.5 million of commercial loans and $2.6 million of SBA loans sold during the period.  The sale of these loans is in line with the Company’s asset/liability strategy to limit interest rate risk.

In addition, home equity lines of credit increased to $75.7 million at June 30, 2005 from $71.4 million at December 31, 2004, an increase of $4.3 million, or 12.0% annualized.  This increase is primarily the result of marketing efforts relating to our home equity products.  This increase is also net of approximately $2.0 million of PHEAA loans sold during the period.  The sale of these loans gave the Company the opportunity to realize a gain on sale and to reinvest the funds into higher yielding assets.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2005 was $7.2 million compared to $7.2 million at December 31, 2004.  Additions to the allowance are made from time to time based upon management’s assessment of credit quality factors existing at that time.  The Company performs a review of the credit quality of its loan portfolio on a monthly basis to determine the adequacy of the allowance for loan losses.  The allowance at June 30, 2005 was 1.16% of outstanding loans compared to 1.22% of outstanding loans at December 31, 2004.

The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio.  Additions to the allowance are charged through the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.  Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, the value of any underlying collateral, risk characteristics in the loan portfolio, local and national economic conditions, and other relevant factors.  Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.  Based upon the results of such reviews, management believes that the allowance for loan losses at June 30, 2005 was adequate to absorb credit losses inherent in the portfolio at that date.

The following table shows the activity in the Company’s allowance for loan losses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollar amounts in thousands)

Balance of allowance for loan losses, beginning of period	$7,338	$4,585	$7,248	$4,356
Loans charged-off:
Commercial, financial and agricultural	(389)	(34)	(475)	(48)
Real estate – mortgage	(177)	(54)	(400)	(152)
Consumer	(24)	(5)	(70)	(31)
Total loans charged-off	(590)	(93)	(945)	(231)
Recoveries of loans previously charged-off
Commercial, financial and agricultural	14	4	17	5
Real estate – mortgage	55	1	58	3
Consumer	3	4	12	8
Total recoveries	72	9	87	16
Net loans charged-off	(518)	(84)	(858)	(215)
Provision for loan losses	350	300	780	660
Balance, end of period	$7,170	$4,801	$7,170	$4,801

Net charge-offs to average loans (annualized)	0.34%	0.09%	0.29%	0.12%
Allowance for loan losses to loans outstanding	1.16%	1.22%	1.16%	1.22%
Loans outstanding at end of period (net of unearned income)	$616,493	$392,632	$616,493	$392,632
Average balance of loans outstanding during the period	$601,895	$372,643	$600,015	$365,462

The following table summarizes the Company’s non-performing assets:

	June 30,	December 31,
	2005	2004
	(Dollar amounts in thousands)
Non-accrual loans:
Real estate – mortgage	$735	$1,189
Consumer	210	127
Commercial, financial and agricultural	2,666	1,602
Total	3,611	2,918

Loans past due 90 days or more and still accruing:
Real estate – mortgage	161	22
Consumer	140	—
Commercial, financial and agricultural	940	2,943
Total	1,241	2,965

Troubled debt restructurings\	184	103

Total non-performing loans	5,036	5,986

Other real estate owned	971	19

Total non-performing assets	$6,007	$6,005

Non-performing loans to total loans	0.82%	1.00%
Non-performing assets to total loans plus OREO	0.97%	1.01%

Premises and Equipment

Components of premises and equipment were as follows:

	June 30,	December 31,
	2005	2004
	(Dollar amounts in thousands)

Land and land improvements	$366	$407
Buildings	811	811
Leasehold improvements	3,342	3,271
Furniture and equipment	7,112	7,126
	11,631	11,615

Less: accumulated depreciation	3,577	3,015

Premises and equipment, net	$8,054	$8,600

Additions in 2005 include approximately $51,000 for renovations to the operations center and approximately $203,000 in new computer equipment and software purchases.

Deposits

Total deposits at June 30, 2005 were $621.2 million compared to $612.3 million at December 31, 2004, an increase of $8.9 million, or 2.9% annualized.

The components of deposits were as follows:

	June 30,	December 31,
	2005	2004
	(Dollar amounts in thousands)

Demand, non-interest bearing	$110,781	$107,442
Demand, interest bearing	206,368	201,202
Savings	68,832	74,058
Time, $100,000 and over	75,214	71,784
Time, other	160,020	157,805

Total deposits	$621,215	$612,291

The increase is due primarily to continuing emphasis on commercial and retail marketing programs and customer service.

Borrowings

Total debt and borrowings increased by $30.0 million, or 36.6% annualized, to $193.5 million at June 30, 2005 from $163.5 million at December 31, 2004.  Federal funds purchased increased by $34.4 million, or 190.9% annualized, to $70.5 million at June 30, 2005 from $36.1 million at December 31, 2004.  Long-term debt, composed of borrowings with the Federal Home Loan Bank, decreased by $3.0 million, or 11.0% annualized, to $51.5 million at June 30, 2005 from $54.5 million at December 31, 2004.  The increase in federal funds purchased was part of our strategy to replace principal maturities and pay-downs on the available for sale investment portfolio with higher yielding securities.  Junior subordinated debt remained unchanged from December 31, 2004 to June 30, 2005.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	June 30,	December 31,
	2005	2004
	(Dollar amounts in thousands)
Commitments to grant loans	$42,907	$52,181
Unfunded commitments under lines of credit	190,083	156,599
Financial and performance standby letters of credit	11,485	10,081

Capital

Total shareholders’ equity increased $2.9 million to $93.8 million at June 30, 2005 from $90.9 million at December 31, 2004.  The increase is the net result of net income for the period of $4.0 million less dividends declared of $1.7 million, proceeds of $1.1 million from the issuance of shares of common stock under the Company’s employee and director stock purchase plans and directors compensation plan, net increase in the unrealized loss on securities available for sale, net of tax, of $850,000 and the reissuance of treasury stock of $300,000 in connection with earn-outs of contingent consideration to principals from the acquisition of The Boothby Group insurance agency and First Affiliated Investments.

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

Other than Tier 1 capital restrictions on the Company’s junior subordinated debt discussed below, the Company is not aware of any pending recommendations by regulatory authorities that would have a material impact on the Company’s capital, resources, or liquidity if they were implemented, nor is the Company under any agreements with any regulatory authorities.

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

An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders’ equity less intangible assets (Tier I capital), to average quarterly assets less intangible assets.  The leverage ratio at June 30, 2005 was 8.14% compared to 7.98% at December 31, 2004.  This increase is primarily the result of an increase in tier 1 risk-based capital.  For the first six months ended June 30, 2005, the ratios were above minimum regulatory guidelines.

As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy.  Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments.  For the Company, Tier I capital consists of common shareholders’ equity less intangible assets plus junior subordinated debt, and Tier II capital includes the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets.  By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier I capital.  In addition, federal banking regulating authorities have issued a final rule restricting the Company’s junior subordinated debt to 25% of Tier I capital.  Amounts of junior subordinated debt in excess of the 25% limit generally may be included in Tier II capital.  The final rule provides a five-year transition period, ending March 31, 2009.  At June 30, 2005, the entire amount of these securities was allowable to be included as Tier I capital for the Company.  For both periods, the capital ratios were above minimum regulatory guidelines.

The following table sets forth the Company’s capital amounts and ratios.

	June 30,	December 31,
	2005	2004
	(Dollar amounts in thousands)

Tier I
Common shareholders’ equity excluding unrealized gains (losses) on securities	$94,775	$91,017
Disallowed intangible assets	(44,517)	(44,061)
Junior subordinated debt	20,150	20,150
Tier II
Allowable portion of allowance for loan losses	7,170	7,248
Unrealized gains on available for sale equity securities	—	25

Total risk-based capital	$77,578	$74,379

Risk adjusted assets (including off-balance sheet exposures)	$691,680	$691,309

Leverage ratio	8.14%	7.98%
Tier I risk-based capital ratio	10.18%	9.71%
Total risk-based capital ratio	11.22%	10.76%

Junior Subordinated Debt

On March 9, 2000 and September 26, 2002, the Company established First Leesport Capital Trust I and Leesport Capital Trust II, respectively, in which the Company owns all of the common equity.  First Leesport Capital Trust I issued $5 million of mandatory redeemable capital securities carrying an interest rate of 10.875%, and Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of 3 month LIBOR plus 3.45%.  These debentures are the sole assets of the Trusts.  These securities must be redeemed in March 2030 and September 2032, respectively, but may be redeemed on or after March 2010 and November 2007, respectively, or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities no longer qualifies as Tier I capital for the Company.  In October 2002, the Company entered into an interest rate swap agreement that effectively converts the $5 million of fixed-rate capital securities to a floating interest rate of six month LIBOR plus 5.25%.

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

At June 30, 2005, the Company had a total of $193.5 million, or 21.0%, of total assets in borrowed funds.  These borrowings included $51.3 million of repurchase agreements, $70.5 million of federal funds purchased, $51.5 million of term borrowings with the Federal Home Loan Bank, and $20.2 million in junior subordinated debt.  The FHLB borrowings have final maturities ranging from August 2005 through February 2009 at interest rates ranging from 2.11% to 4.97%.  At June 30, 2005, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $242.1 million.  The Company remains asset sensitive and the net interest margin will benefit from increases in short-term interest rates.

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

Item 4 - Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures are effective as of June 30, 2005.  There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1     Legal Proceedings - None

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

On May 20, 2004, the Company announced the extension of its stock repurchase plan, originally effective January 1, 2003, for the repurchase of up to 162,000 shares of the Company’s common stock.  During the first six months of 2005, the Company did not repurchase any of its outstanding common stock.  At June 30, 2005, the maximum number of shares that may yet be purchased under the stock repurchase plan was 100,513 shares.

Item 3     Defaults Upon Senior Securities – None

Item 4     Submission of Matters to Vote of Security Holders

At the annual meeting of shareholders held on April 26, 2005, shareholders of the Company approved the following matters:

1.       Election of Patrick J. Callahan, Charles J. Hopkins and Michael J. O’Donoghue as Class II directors of the Company to serve until 2008.

There was no solicitation in opposition to the nominees of the Board of Directors.  The votes cast in the election with respect to each individual nominee were as follows:

Nominee	For	Withheld

Patrick J. Callahan	3,670,162	153,181
Charles J. Hopkins	3,562,422	260,921
Michael J. O’Donoghue	3,683,020	140,323

2.       Ratification of Beard Miller Company LLP as the Company’s independent auditors for the year ending December 31, 2005.

The votes cast in this matter were as follows:

For	Against	Abstain
3,746,300	50,828	26,215

Item 5     Other Information - None

Item 6     Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEESPORT FINANCIAL CORP.
(Registrant)

Dated: August 8, 2005	By	/s/Vito A. DeLisi

Vito A. DeLisi
Acting President and Chief
Executive Officer

Dated: August 8, 2005	By	/s/Edward C. Barrett

Edward C. Barrett
Executive Vice President and
Chief Financial Officer