Form 10-Q
period 2005-09-30
LEESPORT FINANCIAL CORP
filed 2005-11-04
CIK 775662

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 for the

Quarterly Period Ended September 30, 2005,

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
as of November 4, 2005
COMMON STOCK ($5.00 Par Value)	5,074,577
(Title of Class)	(Outstanding Shares)

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

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Cash and due from banks	$23,616	$22,643
Interest-bearing deposits in banks	1,046	1,412

Total cash and cash equivalents	24,662	24,055

Mortgage loans held for sale	16,814	9,799
Securities available for sale	171,180	165,778
Securities held to maturity, fair value - 2005 - $6,313; 2004 - $6,298	6,231	6,403
Loans, net of allowance for loan losses 2005 - $7,498; 2004 - $7,248	621,828	589,080
Premises and equipment, net	7,962	8,600
Identifiable intangible assets	5,310	5,790
Goodwill	38,840	38,227
Bank owned life insurance	11,709	11,355
Other assets	20,667	18,295

Total assets	$925,203	$877,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$108,552	$107,442
Interest bearing	522,365	504,849

Total deposits	630,917	612,291

Securities sold under agreements to repurchase	73,907	52,800
Federal funds purchased	49,984	36,092
Long-term debt	43,000	54,500
Junior subordinated debt	20,150	20,150
Other liabilities	12,610	10,614

Total liabilities	830,568	786,447

Shareholders’ equity
Common stock, $5.00 par value; authorized 20,000,000 shares; issued: 5,097,468 shares at September 30, 2005 and 5,031,021 shares at December 31, 2004	25,495	25,154
Surplus	52,303	51,210
Retained earnings	19,299	15,592
Accumulated other comprehensive loss	(1,782)	(119)
Treasury stock; 34,691 shares at September 30, 2005 and 46,645 shares at December 31, 2004, at cost	(680)	(902)

Total shareholders’ equity	94,635	90,935

Total liabilities and shareholders’ equity	$925,203	$877,382

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Interest income:
Interest and fees on loans	$11,043	$5,933	$30,946	$16,889
Interest on securities:
Taxable	1,650	1,503	4,914	4,635
Tax-exempt	184	163	540	612
Dividend income	132	101	427	299
Other interest income	15	3	41	8
Total interest income	13,024	7,703	36,868	22,443
Interest expense:
Interest on deposits	3,488	2,123	9,710	6,237
Interest on short-term borrowings	568	132	1,414	436
Interest on securities sold under agreement to repurchase	395	198	963	561
Interest on long-term debt	404	311	1,271	889
Interest on junior subordinated debt	428	221	1,136	616
Total interest expense	5,283	2,985	14,494	8,739
Net Interest Income	7,741	4,718	22,374	13,704
Provision for loan losses	430	240	1,210	900
Net Interest Income after provision for loan losses	7,311	4,478	21,164	12,804
Other income:
Customer service fees	694	441	1,977	1,289
Mortgage banking activities	1,576	278	4,044	762
Commissions and fees from insurance sales	2,958	2,827	8,907	8,058
Brokerage and investment advisory commissions and fees	196	134	657	383
Gain on sale of loans	70	380	401	431
Other Income	467	329	1,519	1,101
Net realized gains on sales of securities	61	2	243	202
Total other income	6,022	4,391	17,748	12,226
Other expense:
Salaries and employee benefits	5,610	4,096	17,287	11,636
Occupancy expense	1,123	543	3,340	1,588
Furniture and equipment expense	635	471	1,852	1,356
Marketing and advertising expense	457	245	1,200	911
Amortization of identifiable intangible assets	160	94	480	272
Professional services	419	283	1,098	849
Outside processing	655	471	1,996	1,492
Insurance expense	151	152	467	374
Other expense	1,058	555	2,969	1,661
Total other expense	10,268	6,910	30,689	20,139
Income before income taxes	3,065	1,959	8,223	4,891
Income taxes	742	405	1,895	857
Net income	$2,323	$1,554	$6,328	$4,034

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended			Nine Months Ended
	September 30, 2005	September 30, 2004		September 30, 2005	September 30, 2004

EARNINGS PER SHARE DATA

Average shares outstanding	5,057,830	3,583,926	*	5,029,233	3,580,389	*
Basic earnings per share	$0.46	$0.44	*	$1.26	$1.12	*
Average shares outstanding for diluted earnings per share	5,110,325	3,634,923	*	5,092,433	3,641,831	*
Diluted earnings per share	$0.46	$0.43	*	$1.24	$1.10	*
Cash dividends declared per share	$0.18	$0.162	*	$0.52	$0.49	*

* References to share amounts and per-share amounts reflect the 5% stock dividend distributed to shareholders on January 14, 2005.

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2005 and 2004

(Dollar amounts in thousands, except per share data)

	Common Stock				Accumulated
	Number of				Other
	Shares			Retained	Comprehensive	Treasury
	Issued	Par Value	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2004	5,031,021	$25,154	$51,210	$15,592	$(119)	$(902)	$90,935

Comprehensive Income:
Net Income	—	—	—	6,328	—	—	6,328
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(1,663)	—	(1,663)
Total comprehensive income							4,665

Reissuance of treasury stock (11,954 shares)	—	—	78	—	—	222	300

Fractional shares in connection with stock dividend paid			(10)	(1)	—	—	(11)

Common stock issued in connection with directors’ compensation	6,391	32	129	—	—	—	161
Common stock issued in connection with director and employee stock purchase plans	60,056	309	896	—	—	—	1,205

Cash dividends declared ($0.52 per share)	—	—	—	(2,620)	—	—	(2,620)
Balance, September 30, 2005	5,097,468	$25,495	$52,303	$19,299	$(1,782)	$(680)	$94,635

	Common Stock				Accumulated
	Number of				Other
	Shares			Retained	Comprehensive	Treasury
	Issued	Par Value	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2003	3,439,310	$17,197	$18,426	$18,535	$273	$(1,054)	$53,377

Comprehensive Income:
Net Income	—	—	—	4,034	—	—	4,034
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(397)	—	(397)
Total comprehensive income (loss)							3,637

Purchase of treasury stock (6,000 shares)	—	—	—	—	—	(140)	(140)
Reissuance of treasury stock (15,444 shares)	—	—	63	—	—	298	361

Common stock issued in connection with directors’ compensation	6,890	34	128	—	—	—	162
Common stock issued in connection with director and employee stock purchase plans	14,273	71	241	—	—	—	312

Cash dividends declared ($0.49 per share)	—	—	—	(1,963)	—	—	(1,963)
Balance, September 30, 2004	3,460,473	$17,302	$18,858	$20,606	$(124)	$(896)	$55,746

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
Cash Flows From Operating Activities
Net Income	$6,328	$4,034
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,210	900
Provision for depreciation and amortization of premises and equipment	1,238	970
Amortization of identifiable intangible assets	480	272
Deferred income taxes	1,332	(361)
Director stock compensation	156	162
Net amortization of securities premiums and discounts	339	479
Amortization of mortgage servicing rights	20	88
Increase in mortgage servicing rights	(213)	(134)
Net realized loss on sale of foreclosed real estate	34	18
Net realized gains on sales of securities	(243)	(202)
Proceeds from sales of loans held for sale	200,844	28,718
Net gains on sale of loans	(3,914)	(998)
Loans originated for sale	(203,944)	(28,222)
Earnings on investment in life insurance	(354)	(438)
Increase in accrued interest receivable and other assets	(827)	(1,810)
Increase in accrued interest payable and other liabilities	1,270	6,801
Net Cash Provided by Operating Activities	3,756	10,277

Cash Flow From Investing Activities
Available for sale securities:
Purchases	(37,088)	(35,831)
Principal repayments, maturities and calls	21,924	23,600
Proceeds from sales	7,050	36,568
Net decrease in federal funds sold	—	1,100
Net increase in loans receivable	(48,945)	(50,972)
Proceeds from sale of loans	14,988	8,518
Net decrease in Federal Home Loan Bank Stock	323	625
Net (increase) decrease in foreclosed real estate	(868)	272
Purchases of premises and equipment	(601)	(2,689)
Purchase of limited partnership investment	(1,050)	(1,675)
Net Cash Used In Investing Activities	(44,267)	(20,484)

See Notes to Consolidated Financial Statements.

	Nine Months Ended
	September 30,	September 30,
	2005	2004
Cash Flow From Financing Activities
Net increase in deposits	18,626	29,432
Net increase (decrease) in federal funds purchased	13,892	(31,090)
Net increase in securities sold under agreements to repurchase	21,107	7,684
Proceeds from long-term debt	3,000	13,500
Repayments of long-term debt	(14,500)	(5,500)
Purchase of treasury stock	—	(140)
Proceeds from the exercise of stock options and stock purchase plans	1,210	312
Reissuance of treasury stock	300	361
Cash dividends paid	(2,517)	(1,719)
Net Cash Provided By Financing Activities	41,118	12,840

Increase in cash and cash equivalents	607	2,633

Cash and cash equivalents:
January 1	24,055	15,238
September 30	$24,662	$17,871

Cash payments for:
Interest	$14,301	$9,054
Taxes	$385	$1,060

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The results of operations for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.  For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, and interest bearing deposits in other banks.  For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Earnings per common share for the respective periods indicated have been computed based upon the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	(Dollar amounts in thousands)

Net income available to shareholders	$2,323	$1,554	$6,328	$4,034

Average shares outstanding	5,057,830	3,583,926	5,029,233	3,580,389
Effect of dilutive stock options	52,495	50,997	63,200	61,442
Average number of shares used to calculate diluted earnings per share	5,110,325	3,634,923	5,092,433	3,641,831

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	(Dollar amounts in thousands)

Unrealized holding gains (losses) on available for sale securities	$(1,115)	$4,373	$(2,110)	$(400)
Reclassification adjustment for unrealized gains amortized from transfer of available for sale securities to held to maturity	(37)	—	(110)	—
Reclassification adjustment for (gains) realized in income	(61)	(2)	(243)	(202)
Net unrealized gains (losses)	(1,213)	4,371	(2,463)	(602)
Income tax effect	400	(1,486)	800	205
Other comprehensive income (loss)	$(813)	$2,885	$(1,663)	$(397)

4.                                 Guarantees

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $10,873,000 of financial and performance standby letters of credit as of September 30, 2005.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next 24 months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2005 for guarantees under standby letters of credit is not material.

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

	Banking
	and
	Financial	Mortgage	Insurance	Investment
	Services	Banking	Services	Services	Total
	(Dollar amounts in thousands)
Three months ended September 30, 2005
Net interest income and other income from external sources	$8,571	$2,038	$2,958	$196	$13,763
Income (loss) before income taxes	1,818	782	515	(50)	3,065

Three months ended September 30, 2004
Net interest income and other income from external sources	$5,626	$522	$2,827	$134	$9,109
Income (loss) before income taxes	1,075	370	541	(27)	1,959

Nine Months Ended September 30, 2005
Net interest income and other income from external sources	$25,622	$4,936	$8,907	$657	$40,122
Income (loss) before income taxes	5,205	1,528	1,583	(92)	8,223

Nine Months Ended September 30, 2004
Net interest income and other income from external sources	$16,301	$1,188	$8,058	$383	$25,930
Income (loss) before income taxes	2,809	686	1,504	(108)	4,891

6.                                 Stock Option Plans

The Company has an Employee Stock Incentive Plan (ESIP) that covers all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors.  As of September 30, 2005, the total number of shares of common stock that may be issued pursuant to the ESIP is 395,420.  The option price for options issued under the Plan must be at least equal to 100% of the fair market value of the common stock on the date of grant and shall not be less than the stock’s par value.  Options granted under the Plan have various vesting periods ranging from immediate up to 5 years, 20% exercisable not less than one year after the date of grant, but no later than ten years after the date of grant in accordance with the vesting.  Vested options expire on the earlier of ten years after the date of grant, three months from the participant’s termination of employment or one year from the date of the participant’s death or disability.

The Company has an Independent Directors Stock Option Plan (IDSOP).  As of September 30, 2005, the total number of shares of common stock that may be issued pursuant to the IDSOP is 96,070.  The Plan covers all directors of the Company who are not employees and former directors who continue to be employed by the Company.  The option price for options issued under the Plan will be equal to the fair market value of the Company’s common stock on the date of grant. Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Company or the cessation of the participant’s employment, or twelve months from the date of the participant’s death or disability.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	(Dollar amounts in thousands except share data)

Net income, as reported	$2,323	$1,554	$6,328	$4,034
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(41)	(21)	(119)	(114)
Pro forma net income	$2,282	$1,533	$6,209	$3,920

Basic earnings per share:
As reported	$0.46	$0.44	$1.26	$1.12
Pro forma	$0.45	$0.43	$1.23	$1.10

Diluted earnings per share:
As reported	$0.46	$0.43	$1.24	$1.10
Pro forma	$0.45	$0.42	$1.22	$1.08

7.                                 Debt and Borrowings

Total debt increased by $23.5 million, or 19.2% annualized, to $187.0 million at September 30, 2005 from $163.5 million at December 31, 2004.  The increase in total debt and borrowings was primarily due to the Company purchasing overnight federal funds which increased to $50.0 million at September 30, 2005 from $36.1 million at December 31, 2004.  The purchase of these funds was primarily the result of increases in available for sale investment securities which increased to $171.2 million at September 30, 2005 from $165.8 million at December 31, 2004 and increases in loans outstanding, net of allowance for loan losses, which increased to $621.8 million at September 30, 2005 from $589.1 million at December 31, 2004.

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

On September 30, 2003, the Company paid cash of $1.0 million for certain assets of CrosStates Insurance Consultants, Inc., operating as a division of Essick & Barr, LLC as Madison Insurance Consultants (“MIC”) and is a full service insurance agency that specializes in personal and casualty insurance headquartered in Langhorne, Pennsylvania, and recorded a liability of $1.4 million, payable to the seller in cash and stock at the then current market value.  This liability is included in other liabilities.  Under the asset purchase agreement, after the first and second years following the acquisition, $1.0 million and $0.4 million, respectively, was payable to the seller.  On October 1, 2004, the Company paid the seller $500,000 in cash and $500,000 in fair market value of the Company’s stock.  Also, the agreement provided for contingent payments totaling up to $1.2 million, payable to the seller in cash and stock at the then current market value based on MIC achieving certain annual revenue levels through September 30, 2005.  On March 17, 2005, the Company and the seller amended the asset purchase agreement to increase the payment to the seller in the second year following the acquisition of MIC to $1.0 million.  The $0.6 million increase was recorded as goodwill and a liability payable to the seller in stock at the then current market value.  Under the amended agreement, the total potential amount of contingent payments was correspondingly reduced from $1.2 million to $0.6 million.

9.                                 Equity Investment and Investment in Limited Partnership

On December 29, 2003, the Bank entered into a limited partner subscription agreement with Midland Corporate Tax Credit XVI Limited Partnership, where the Bank will receive special tax credits and other tax benefits. The Bank subscribed to a 6.2% interest in the partnership, which is subject to an adjustment depending on the final size of the partnership at a purchase price of $5 million. This investment is included in other assets and is not guaranteed.  It is accounted for in accordance with Statement of Position (SOP) 78-9, “Accounting for Investments in Real Estate Ventures,” using the equity method. This agreement was accompanied by a payment of $1.7 million.  The associated non-interest bearing promissory note payable included in other liabilities was zero at September 30, 2005 and $1.1 million at December 31, 2004.  Installments were paid as requested.  The Company funded the final installment of $1.1 million in January 2005.

On July 14, 2005, the Company paid $500,000 to purchase a 25% equity position in First HSA, LLC (“HSA”), a national health savings account administration company, in which Leesport Bank acts as the custodian of the accounts.  Health Savings Accounts (which replaced Archer Medical Savings Accounts) were enacted as a new law passed by Congress in December 2003 and went into effect January 1, 2004.  This new law has given Health Savings Accounts a more broad base appeal. HSA accounts allow consumers to pay for qualified medical expenses with pre-tax dollars and save for retirement on a tax-deferred basis.  Any money remaining in the account at year end is rolled over to the next year.  HSA accounts provide the Bank with an excellent source of relatively low-cost funds.

10.                                 Recent Accounting Pronouncements

In January 2003, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors” (“EITF 03-1”), and in March 2004, the EITF issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities.  EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments.  EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In July 2005, FASB adopted the recommendation of its staff to nullify key parts of EITF 03-1.  The staff’s recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than-temporary impairment.  Instead, the staff recommends entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115.

In July 2005, the FASB issued a proposed interpretation of FAS 109, “Accounting for Income Taxes”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. If adopted as proposed, the interpretation would be effective in the fourth quarter of 2005, and any adjustments required to be recorded as a result of adopting the interpretation would be reflected as a cumulative effect from a change in accounting principle.  Management is currently in the process of determining the impact of adoption of the interpretation as proposed on the Company’s condensed consolidated financial statements.

In June 2005, the EITF reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”).  This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The Company is evaluating the impact, if any, of EITF 05-6 on its condensed consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position FAS 13-1 (“FSP FAS 13-1”), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period.  As a result, companies that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period beginning after December 15, 2005. FSP FAS 13-1 is effective for our Company as of the first quarter of fiscal 2006.  Management has evaluated the provisions of FSP FAS 13-1 and do not believe that its adoption will have a material impact on the Company’s financial condition or results of operations.

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

On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that amends the compliance dates for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Under the new rule, the Company is required to adopt SFAS No. 123R in the first annual period beginning after September 15, 2005.  The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

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

Results of Operations

OVERVIEW

Net income for the Company for the quarter ended September 30, 2005 was $2.32 million, an increase of 49.5%, as compared to $1.55 million for the same period in 2004.  For the first nine months of 2005, net income was $6.33 million, an increase of 56.9%, as compared to $4.03 million for the same period in 2004.  Basic and diluted earnings per share were $.46 and $.46, respectively, for the third quarter of 2005 compared to basic and diluted earnings per share of $.44 and $.43, respectively, for the same period of 2004.  For the first nine months of 2005, basic and diluted earnings per share were $1.26 and $1.24, respectively, compared to basic and diluted earnings per share of $1.12 and $1.10, respectively, for the same period of 2004.  Earnings per share amounts reflect a 5% stock dividend distributed to shareholders on January 14, 2005.  Results for the three and nine month periods ended September 30, 2005 include the purchase of Madison Bancshares Group, Ltd. on October 1, 2004.

The following are the key ratios for the Company as of September 30:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Return on average assets	0.99%	0.97%	0.93%	0.86%
Return on average shareholders’ equity	9.77%	11.53%	9.13%	9.95%
Dividend payout ratio	38.58%	51.93%	42.68%	48.79%
Average shareholders’equity to average assets	10.15%	8.44%	10.20%	8.66%

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

Net interest income before the provision for loan losses for the three months ended September 30, 2005 was $8.0 million, an increase of $3.1 million, or 62.8%, compared to the $4.9 million reported for the third quarter of 2004.  Net interest income before the provision for loan losses for the nine months ended September 30, 2005 was $23.0 million, an increase of $8.8 million, or 62.0%, compared to the $14.2 million reported for the same period in 2004.  The net interest margin increased to 3.81% for the third quarter of 2005 from 3.44% for the third quarter of 2004.  The net interest margin increased to 3.81% for the first nine months of 2005 from 3.47% for the same period in 2004.

The following summarizes net interest margin information:

	Three months ended September 30,
	2005			2004
		Interest			Interest
	Average	Income/	%	Average	Income/	%
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands, except percentages)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$456,886	$7,938	6.80	$263,534	$4,063	6.10
Mortgage	57,143	996	6.97	39,550	611	6.18
Consumer	132,060	2,189	6.58	92,855	1,316	5.70
Other	150	—	—	922	—	—
Investments (2)	179,575	2,098	4.67	174,616	1,881	4.31
Federal funds sold	—	—	—	—	—	—
Other short-term investments	1,644	15	3.53	—	—	—

Total interest-earning assets	$827,458	$13,236	6.26	$571,477	$7,871	5.45

Interest-Bearing Liabilities:
Transaction accounts	$283,586	$1,237	1.73	$199,883	$567	1.14
Certificates of deposit	238,505	2,251	3.74	171,326	1,556	3.65
Securities sold under agreement to repurchase	56,088	395	2.76	45,205	198	1.72
Short-term borrowings	61,375	568	3.67	31,973	132	1.67
Long-term borrowings	48,696	404	3.25	36,783	311	3.34
Junior subordinated debt	20,150	428	8.43	15,000	221	5.90

Total interest-bearing liabilities	708,400	5,283	2.96	500,170	2,985	2.40
Noninterest-bearing deposits	114,072	—		71,723	—

Total cost of funds	$822,472	5,283	2.55	$571,893	2,985	2.10

Net interest margin (fully taxable equivalent)		$7,953	3.81		$4,886	3.44

	Nine Months Ended September 30,
	2005			2004
		Interest			Interest
	Average	Income/	%	Average	Income/	%
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands, except percentages)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$441,670	$22,201	6.63	$248,683	$11,348	6.00
Mortgage	55,345	2,841	6.84	39,237	1,963	6.57
Consumer	127,369	6,137	6.44	89,058	3,689	5.53
Other	150	—	—	754	—	—
Investments (2)	181,154	6,276	4.62	185,700	5,938	4.20
Federal funds sold	—	—	—	—	—	—
Other short-term investments	1,566	41	3.48	—	—	—

Total interest-earning assets	$807,254	$37,496	6.13	$563,432	$22,938	5.35

Interest-Bearing Liabilities:
Transaction accounts	$275,652	$3,188	1.55	$188,972	$1,623	1.15
Certificates of deposit	236,564	6,522	3.69	169,200	4,614	3.64
Securities sold under agreement to repurchase	50,543	963	2.51	42,068	561	1.75
Short-term borrowings	57,793	1,414	3.22	42,866	436	1.36
Long-term borrowings	52,645	1,271	3.18	34,832	889	3.35
Junior subordinated debt	20,150	1,136	7.54	15,000	616	5.49

Total interest-bearing liabilities	693,347	14,494	2.79	492,938	8,739	2.37
Noninterest-bearing deposits	111,855	—		68,728	—

Total cost of funds	$805,202	14,494	2.41	$561,666	8,739	2.08

Net interest margin (fully taxable equivalent)		$23,002	3.81		$14,199	3.47

(1)          Loan fees have been included in the interest income totals presented.  Nonaccrual loans have been included in average loan balances.

(2)          Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

Average interest-earning assets for the three months ended September 30, 2005 were $827.5 million, a $256.0 million, or 44.8%, increase over average interest-earning assets of $571.5 million for the same period in 2004.  Average interest-earning assets for the nine months ended September 30, 2005 were $807.3 million, a $243.9 million, or 43.3%, increase over average interest-earning assets of $563.4 million for the same period in 2004.  The yield on average interest-earning assets increased by 81 basis points to 6.26% for the third quarter of 2005, compared to 5.45% for the same period in 2004.  The yield on average interest-earning assets increased by 78 basis points to 6.13% for the first nine months of 2005, compared to 5.35% for the same period in 2004.

Average interest-bearing liabilities for the three months ended September 30, 2005 were $708.4 million, a $208.2 million, or 41.6%, increase over average interest-bearing liabilities of $500.2 million for the same period in 2004.  Average interest-bearing liabilities for the nine months ended September 30, 2005 were $693.3 million, a $200.4 million, or 40.7%, increase over average interest-bearing liabilities of $492.9 million for the same period in 2004.  Average noninterest-bearing deposits increased to $114.1 million for the three months ended September 30, 2005, from $71.7 million for the same time period of 2004.  Average noninterest-bearing deposits increased to $111.9 million for the nine months ended September 30, 2005, from $68.7 million for the same time period of 2004.  The interest rate on the total cost of funds increased by 45 basis points to 2.55% for the three months ended September 30, 2005, compared to 2.10% for the same period in 2004.  The interest rate on the total cost of funds increased by 33 basis points to 2.41% for the nine months ended September 30, 2005, compared to 2.08% for the same period in 2004.

The increase in net interest income during the third quarter and nine months of 2005, compared to the same periods in 2004, was primarily the result of an increase in average earning assets, due mainly to commercial and installment loans acquired from Madison, organic growth in commercial and installment loans, increases in the targeted short-term interest rate established by the Federal Reserve Bank (“FRB”), which resulted in an increase in the prime rate from 4.75% at September 30, 2004 to 6.75% at September 30, 2005, an increase in the commercial and installment loan portfolio yields and an increase in the investment portfolio yield.  For the third quarter of 2005, average loans, including loans held for sale, increased by $249.4 million, or 62.8%, as compared to the same periods in 2004.  For the first nine months of 2005, average loans, including loans held for sale, increased by $246.8 million, or 65.3%, compared to the same periods in 2004.

Another major contributing factor to net interest income was an increase in the average balance and cost of interest-bearing deposits, an increase in the average balance and cost of adjustable rate short-term borrowings, a decrease in the cost of fixed rate long-term borrowings and an increase in the cost of adjustable rate junior subordinated debt.  The increase in interest-bearing deposit rates from September 30, 2004 to September 30, 2005 was the result of management’s pricing strategy.  The average rate paid on interest-bearing deposits for the third quarter ended September 30, 2005 was 2.65%, an increase of 35 basis points as compared to the same period in 2004.  The average rate paid on interest-bearing deposits for the nine months ended September 30, 2005 was 2.54%, an increase of 21 basis points compared to the same period in 2004.  For the third quarter of 2005, average interest bearing deposits increased $150.9 million, or 40.6%, compared to the same periods in 2004, due primarily to deposits acquired from Madison.  For the first nine months of 2005, average interest bearing deposits increased $154.0 million, or 43.0%, compared to the same periods in 2004, due primarily to deposits acquired from Madison.  For the third quarter and nine months ended September 30, 2005, the average rate paid on short-term borrowings increased to 3.67% and 3.22%, respectively, as compared to 1.67% and 1.36%, respectively, for the same periods in 2004.  The increase in the cost of short-term borrowings is due primarily to the increase in the targeted short-term interest rate as established by the FRB.  For the third quarter of 2005, average short-term borrowings increased by $29.4 million, or 92.0%, compared to the same periods in 2004.  For the first nine months of 2005, average short-term borrowings increased by $14.9 million, or 34.8%, compared to the same periods in 2004.  The third quarter and nine month increases in average short-term borrowings are due primarily to increased loan volume.

Provision for Loan Losses

The provision for loan losses for the quarter ended September 30, 2005 was $430,000 compared to $240,000 for the same period of 2004.  The provision for loan losses for the nine months ended September 30, 2005 was $1.2 million compared to $900,000 for the same period of 2004.  The increase in the provision for loan losses for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, was due primarily to the increase in size of the loan portfolio as a result of the acquisition of Madison and organic loan growth.  The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio.  The Company continues to maintain strong asset quality ratios in light of the continued growth in the Company’s loan portfolio and management’s assessment of the credit quality factors existing at this time.  The ratio of the allowance for loan losses to loans outstanding at September 30, 2005 and September 30, 2004 was 1.19% and 1.25%, respectively.  Please see further discussion under the caption “Allowance for Loan Losses.”

Other Income

Total other income for the three months ended September 30, 2005 totaled $6.0 million, an increase of $1.6 million, or 37.1%, over other income of $4.4 million for the same period in 2004.  Total other income for the nine months ended September 30, 2005 totaled $17.7 million, an increase of $5.5 million, or 45.2%, over other income of $12.2 million for the same period in 2004.

Customer service fees increased 57.4% for the third quarter of 2005 as compared to the same period in 2004, from $441,000 to $694,000.  Customer service fees increased 53.4% for the nine months ended September 30, 2005 compared to the same period in 2004, from $1.3 million to $2.0 million.  These increases are primarily due to the acquisition of Madison and an expanded customer base.

Income from mortgage banking activities for the third quarter of 2005 totaled $1.6 million, an increase of $1.3 million, or 466.9%, over income from mortgage banking activities of $278,000 for the same period in 2004.  Income from mortgage banking activities for the first nine months of 2005 totaled $4.0 million, an increase of $3.3 million, or 430.7%, over income from mortgage banking activities of $762,000 for the same period in 2004.  The increase was due primarily to the acquisition of Philadelphia Financial Mortgage, the mortgage banking division of Madison.

One of the Company’s primary sources of other income is commissions and other revenue generated primarily through sales of insurance products through the Company’s insurance subsidiary, Essick & Barr, LLC.  Revenues from insurance operations totaled $3.0 million for the third quarter of 2005 compared to $2.8 million for the same period in 2004, an increase of 4.6%.  Revenues from insurance operations totaled $8.9 million for the first nine months of 2005 compared to $8.1 million for the same period in 2004, an increase of 10.5%.  The increase is primarily the result of increased sales of commercial property and casualty, contingent income, surety bond and employee benefits insurance products.

Brokerage and investment advisory commissions and fees increased to $196,000, or 46.3%, for the third quarter of 2005, from $134,000 for the same period 2004.  Brokerage and investment advisory commissions and fees increased to $657,000, or 71.5%, for the first nine months of 2005, from $383,000 for the same period 2004.  These increases are primarily due to increased brokerage and investment advisory services offered through Madison Financial Advisors, LLC, a wholly owned subsidiary of the Company.

Other income increased to $467,000 or 41.9% for the third quarter of 2005 as compared to $329,000 for the same period in 2004.  Other income increased to $1.5 million or 38.0% for the first nine months of 2005 as compared to $1.1 million for the same period in 2004.  The increase is due primarily to the Madison acquisition.  Also included in other income are losses of $83,000 and $83,000, respectively, for the three month periods ended September 30, 2005 and 2004, and losses of $239,000 and $249,000, respectively, for the nine month periods ended September 30, 2005 and 2004, on the Company’s investment in an affordable housing, corporate tax credit limited partnership, which is discussed under “Income Taxes”.

Other Expense

Total other expense for the three months ended September 30, 2005 totaled $10.3 million, an increase of $3.4 million, or 48.6%, over other expense of $6.9 million for the same period in 2004.  Total other expense for the nine months ended September 30, 2005 totaled $30.7 million, an increase of $10.6 million, or 52.4%, over other expense of $20.1 million for the same period in 2004.

Salary and benefits expense for the third quarter of 2005 increased by 37.0% to $5.6 million from $4.1 million for the same period of 2004.  Salary and benefits expense for the first nine months of 2005 increased by 48.6% to $17.3 million from $11.6 million for the same period of 2004.  These increases were primarily the result of the acquisition of Madison, severance costs of $445,000 incurred in the first quarter of 2005 associated with the departure of the Company’s Chairman, President and Chief Executive Officer, merit increases and increases in employee health insurance costs consistent with national trends.  Also included in salaries and benefits expense are total commissions paid of $1.0 million for the quarter ended September 30, 2005 compared to $236,000 for the same period in 2004 and $2.7 million for the nine months ended September 30, 2005 compared to $736,000 for the same period in 2004.  Full-time equivalent (FTE) employees increased to 345 at September 30, 2005 from 241 at September 30, 2004.  The increase in total commissions paid was due primarily to increased mortgage banking activity, increased sales of insurance products and increased brokerage and investment advisory activity.  The increase in total FTE’s was due primarily to the acquisition of Madison and continued growth of the Company.

Occupancy expense for the third quarter of 2005 was $1.1 million, a $580,000, or 106.8%, increase over $543,000 for the same period of 2004.  Occupancy expense for the first nine months of 2005 was $3.3 million, a $1.7 million, or 110.3%, increase over $1.6 million for the same period of 2004.  These increases are primarily attributable to the acquisition of Madison.

Equipment expense increased 34.8% to $635,000 for the third quarter of 2005 from $471,000 for the same period in 2004.  Equipment expense increased 36.6% to $1.8 million for the first nine months of 2005 from $1.4 million for the same period in 2004.  These increases are primarily attributable to the acquisition of Madison.

The amortization of identifiable intangible assets for the third quarter of 2005 was $160,000 compared to $94,000 for the same period of 2004.  The amortization of identifiable intangible assets for the first nine months of 2005 was

$480,000 compared to $272,000 for the same period of 2004.  These increases are primarily attributable to the acquisition of Madison.

Outside processing expense and other operating expense increased $687,000, or 67.0%, to $1.7 million for the third quarter of 2005 from $1.0 million for the same period in 2004.  Outside processing expense and other operating expense increased $1.8 million, or 57.5%, to $5.0 million for the first nine months of 2005 from $3.2 for the same period of 2004.  These increases are primarily attributable to the acquisition of Madison.

Income Taxes

The effective income tax rate for the Company for the third quarter of 2005 was 24.2% compared to 20.7% for the same period of 2004. The effective income tax rate for the Company for the first nine months of 2005 was 23.1% compared to 17.5% for the same period of 2004.  The effective income tax rate for the third quarter and nine months of 2005 increased, as compared to the same periods in 2004, primarily due to tax exempt income remaining flat while income before income taxes increased.  Included in the income tax provision is a federal tax benefit from our $5.0 million investment in an affordable housing, corporate tax credit limited partnership of $450,000 and $440,000, respectively, for the nine months ended September 30, 2005 and 2004.

Financial Condition

The total assets of the Company at September 30, 2005 were $925.2 million, an increase of approximately $47.8 million, or 7.3% annualized, since December 31, 2004.

Mortgage Loans Held for Sale

Mortgage loans held for sale increased $7.0 million, or 95.5% annualized, to $16.8 million at September 30, 2005 from $9.8 million at December 31, 2004.  This increase is related to additional mortgage banking activity generated through Philadelphia Financial Mortgage.

Securities Available for Sale

Investment securities available for sale increased to $171.2 million, or 4.3% annualized, at September 30, 2005 from $165.8 million at December 31, 2004.  Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity.  The increase during the first nine months of 2005 was a result of our strategy to replace principal maturities and pay-downs with higher yielding securities.

Loans

Total loans, net of allowance for loan losses, increased to $621.8 million, or 7.4% annualized, at September 30, 2005 from $589.1 million at December 31, 2004.  Included in the first nine months of 2005 were sales of approximately $15.0 million in SBA loans, PHEAA loans and fixed and adjustable rate mortgage loans.

The components of loans were as follows:

	September 30,	December 31,
	2005	2004
	(Dollar amounts in thousands)
Residential real estate	$189,766	$202,985
Commercial	137,330	140,420
Commercial, secured by real estate	216,166	169,376
Consumer, net of unearned income	9,090	12,116
Home equity lines of credit	76,974	71,431

Loans	629,326	596,328

Allowance for loan losses	(7,498)	(7,248)

Loans, net of allowance for loan losses	$621,828	$589,080

Loans secured by residential real estate (not including home equity lending products) decreased $13.2 million, or 8.7% annualized, between December 31, 2004 and September 30, 2005, from $203.0 million to $189.8 million.  This decrease is primarily due to the sale of $3.4 million in 15 and 30 year fixed rate mortgage loans and $5.5 million in adjustable rate mortgage loans.  The sale of these loans is in line with the Company’s asset/liability strategy to limit interest rate risk.

Commercial loans increased to $353.5 million at September 30, 2005 from $309.8 million at December 31, 2004, an increase of $43.7 million, or 18.8% annualized.  The increase is due primarily to an increase in variable-rate term loans, lines of credit and tax exempt loans.  This increase is also net of approximately $6.8 million of commercial loans sold during the period.  The commercial loans were sold to capitalize on gains available in the marketplace.

In addition, home equity lines of credit increased to $77.0 million at September 30, 2005 from $71.4 million at December 31, 2004, an increase of $5.6 million, or 10.4% annualized.  This increase is primarily the result of marketing efforts relating to our home equity products.  This increase is also net of approximately $2.1 million of PHEAA loans sold during the period.  The sale of these loans gave the Company the opportunity to realize a gain on sale and to reinvest the funds into higher yielding assets.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2005 was $7.5 million compared to $7.2 million at December 31, 2004.  Additions to the allowance are made from time to time based upon management’s assessment of credit quality factors existing at that time.  The Company performs a review of the credit quality of its loan portfolio on a monthly basis to determine the adequacy of the allowance for loan losses.  The allowance at September 30, 2005 was 1.19% of outstanding loans compared to 1.22% of outstanding loans at December 31, 2004.

The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio.  Additions to the allowance are charged through the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.  Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, the value of any underlying collateral, risk characteristics in the loan portfolio, local and national economic conditions, and other relevant factors.  Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.  Based upon the results of such reviews, management believes that the allowance for loan losses at September 30, 2005 was adequate to absorb credit losses inherent in the portfolio at that date.

The following table shows the activity in the Company’s allowance for loan losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollar amounts in thousands)

Balance of allowance for loan losses, beginning of period	$7,170	$4,801	$7,248	$4,356
Loans charged-off:
Commercial, financial and agricultural	(23)	(38)	(498)	(86)
Real estate – mortgage	—	(6)	(400)	(158)
Consumer	(88)	(18)	(158)	(49)
Total loans charged-off	(111)	(62)	(1,056)	(293)
Recoveries of loans previously charged-off
Commercial, financial and agricultural	3	10	20	15
Real estate – mortgage	2	8	60	11
Consumer	4	15	16	23
Total recoveries	9	33	96	49
Net loans charged-off	(102)	(29)	(960)	(244)
Provision for loan losses	430	240	1,210	900
Balance, end of period	$7,498	$5,012	$7,498	$5,012

Net charge-offs to average loans (annualized)	0.06%	0.03%	0.21%	0.09%
Allowance for loan losses to loans outstanding	1.19%	1.25%	1.19%	1.25%
Loans outstanding at end of period (net of unearned income)	$629,326	$399,692	$629,326	$399,692
Average balance of loans outstanding during the period	$629,621	$395,962	$609,992	$375,704

The following table summarizes the Company’s non-performing assets:

	September 30,	December 31,
	2005	2004
	(Dollar amounts in thousands)
Non-accrual loans:
Real estate – mortgage	$793	$1,189
Consumer	448	127
Commercial, financial and agricultural	4,688	1,602
Total	5,929	2,918

Loans past due 90 days or more and still accruing:
Real estate – mortgage	64	22
Commercial, financial and agricultural	292	2,943
Total	356	2,965

Troubled debt restructurings	154	103
Total non-performing loans	6,439	5,986
Other real estate owned	853	19
Total non-performing assets	$7,292	$6,005
Non-performing loans to total loans	1.02%	1.00%
Non-performing assets to total loans plus OREO	1.16%	1.01%

Premises and Equipment

Components of premises and equipment were as follows:

	September 30,	December 31,
	2005	2004
	(Dollar amounts in thousands)

Land and land improvements	$445	$407
Buildings	811	811
Leasehold improvements	3,348	3,271
Furniture and equipment	7,099	7,126
	11,703	11,615

Less: accumulated depreciation	3,741	3,015

Premises and equipment, net	$7,962	$8,600

Additions in 2005 include approximately $51,000 for renovations to the operations center and approximately $251,000 in new computer equipment and software purchases.

Deposits

Total deposits at September 30, 2005 were $630.9 million compared to $612.3 million at December 31, 2004, an increase of $18.6 million, or 4.1% annualized.

The components of deposits were as follows:

	September 30,	December 31,
	2005	2004
	(Dollar amounts in thousands)

Demand, non-interest bearing	$108,552	$107,442
Demand, interest bearing	204,819	201,202
Savings	79,059	74,058
Time, $100,000 and over	75,657	71,784
Time, other	162,830	157,805

Total deposits	$630,917	$612,291

The increase is due primarily to continuing emphasis on commercial and retail marketing programs and customer service.

Borrowings

Total debt and borrowings increased by $23.5 million, or 19.2% annualized, to $187.0 million at September 30, 2005 from $163.5 million at December 31, 2004.  Federal funds purchased increased by $13.9 million, or 51.3% annualized, to $50.0 million at September 30, 2005 from $36.1 million at December 31, 2004.  Long-term debt, composed of borrowings with the Federal Home Loan Bank, decreased by $11.5 million, or 28.1% annualized, to $43.0 million at September 30, 2005 from $54.5 million at December 31, 2004.  The increase in federal funds purchased was due primarily to the increase in the commercial loan portfolio.  Junior subordinated debt remained unchanged from December 31, 2004 to September 30, 2005.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	September 30,	December 31,
	2005	2004
	(Dollar amounts in thousands)
Commitments to grant loans	$46,993	$52,181
Unfunded commitments under lines of credit	198,761	156,599
Financial and performance standby letters of credit	10,873	10,081

Capital

Total shareholders’ equity increased $3.7 million to $94.6 million at September 30, 2005 from $90.9 million at December 31, 2004.  The increase is the net result of net income for the period of $6.3 million less dividends declared of $2.6 million, proceeds of $1.4 million from the issuance of shares of common stock under the Company’s employee and director stock purchase plans and directors compensation plan, net decrease in the unrealized loss on securities available for sale, net of tax, of $1.7 million and the reissuance of treasury stock of $300,000 in connection with earn-outs of contingent consideration to principals from the acquisition of The Boothby Group insurance agency and First Affiliated Investments.

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

An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders’ equity less intangible assets (Tier I capital), to average quarterly assets less intangible assets.  The leverage ratio at September 30, 2005 was 8.13% compared to 7.98% at December 31, 2004.  This increase is primarily the result of an increase in tier 1 risk-based capital.  For the first nine months ended September 30, 2005, the ratios were above minimum regulatory guidelines.

As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy.  Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments.  For the Company, Tier I capital consists of common shareholders’ equity less intangible assets plus junior subordinated debt, and Tier II capital includes the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets.  By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier I capital.  In addition, federal banking regulating authorities have issued a final rule restricting the Company’s junior subordinated debt to 25% of Tier I capital.  Amounts of junior subordinated debt in excess of the 25% limit generally may be included in Tier II capital.  The final rule provides a five-year transition period, ending March 31, 2009.  At September 30, 2005, the entire amount of these securities was allowable to be included as Tier I capital for the Company.  For both periods, the capital ratios were above minimum regulatory guidelines.

The following table sets forth the Company’s capital amounts and ratios.

	September 30,	December 31,
	2005	2004
	(Dollar amounts in thousands)

Tier I
Common shareholders’ equity excluding unrealized gains (losses) on securities	$96,417	$91,017
Disallowed intangible assets	(44,364)	(44,061)
Junior subordinated debt	20,150	20,150
Tier II
Allowable portion of allowance for loan losses	7,498	7,248
Unrealized gains on available for sale equity securities	—	25

Total risk-based capital	$79,701	$74,379

Risk adjusted assets (including off-balance sheet exposures)	$708,536	$691,309

Leverage ratio	8.13%	7.98%
Tier I risk-based capital ratio	10.16%	9.71%
Total risk-based capital ratio	11.22%	10.76%

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

At September 30, 2005, the Company had a total of $187.0 million, or 20.2%, of total assets in borrowed funds.  These borrowings included $73.9 million of repurchase agreements, $50.0 million of federal funds purchased, $43.0 million of term borrowings with the Federal Home Loan Bank, and $20.2 million in junior subordinated debt.  The FHLB borrowings have final maturities ranging from January 2006 through February 2009 at interest rates ranging from 2.60% to 4.97%.  At September 30, 2005, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $261.2 million.  The Company is slightly asset sensitive and management expects the net interest margin will remain stable with increases in short-term interest rates.

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

Item 4 - Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures are effective as of September 30, 2005.  There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1                Legal Proceedings - None

Item 2                Unregistered Sales of Equity Securities and Use of Proceeds

On May 20, 2004, the Company announced the extension of its stock repurchase plan, originally effective January 1, 2003, for the repurchase of up to 162,000 shares of the Company’s common stock.  During the first nine months of 2005, the Company did not repurchase any of its outstanding common stock.  At September 30, 2005, the maximum number of shares that may yet be purchased under the stock repurchase plan was 100,513 shares.

Item 3                Defaults Upon Senior Securities – None

Item 4                Submission of Matters to Vote of Security Holders – None

Item 5                Other Information – None

Item 6                Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.1

Employment Agreement, dated as of September 19, 2005, among Leesport Financial Corp., Leesport Bank and Robert D. Davis (Incorporated by reference to Exhibit 10.1 to Leesport Financial Corp.’s Current Report on Form 8-K/A filed on September 22, 2005.)

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

LEESPORT FINANCIAL CORP.
(Registrant)

Dated: November 4, 2005	By	/s/Robert D. Davis

Robert D. Davis
President and Chief
Executive Officer

Dated: November 4, 2005	By	/s/Edward C. Barrett

Edward C. Barrett
Executive Vice President and
Chief Financial Officer