Form 10-K
period 2005-12-31
LEESPORT FINANCIAL CORP
filed 2006-03-13
CIK 775662

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE
FISCAL YEAR ENDED DECEMBER 31, 2005

Commission File Number No. 0-14555

LEESPORT FINANCIAL CORP.
(Exact name of Registrant as specified in its charter)

PENNSYLVANIA (State or other jurisdiction of Incorporation or organization)	23-2354007 (I.R.S. Employer Identification No.)

1240 Broadcasting Road
Wyomissing, Pennsylvania 19610
(Address of principal executive offices)

(610) 208-0966
Registrants Telephone Number:

Securities registered under Section 12(b) of the Exchange Act:
 None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $5.00 Par Value
(Title of Class)

        Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to tem 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b 2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).    Yes ☐ No ☒

        As of June 30, 2005, the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates computed by reference to the price at which common stock was last sold was approximately $102.6 million.

        Number of Shares of Common Stock Outstanding at March 10, 2006: 5,098,399

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement prepared in connection with its Annual Meeting of Stockholders to be held on April 18, 2006 are incorporated in Part III hereof.

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

        At December 31, 2005, the Company had total assets of $965.8 million, total shareholders' equity of $94.8 million, and total deposits of $659.7 million.

The Bank

        The Company's wholly-owned banking subsidiary is Leesport Bank ("Leesport Bank" or the "Bank"), a Pennsylvania chartered commercial bank. During the year ended December 31, 2000, the charters of The First National Bank of Leesport and Merchants Bank of Pennsylvania, both wholly-

owned banking subsidiaries of the Company at that time, were merged into a single charter under the name Leesport Bank. The First National Bank of Leesport was incorporated under the laws of the United States of America as a national bank in 1909. Leesport Bank operates in Berks, Schuylkill, Philadelphia, Delaware and Montgomery counties in Pennsylvania.

        On October 1, 2004, the Company acquired 100% of the outstanding voting shares of Madison Bancshares Group, Ltd., the holding company for Madison Bank ("Madison"), a Pennsylvania state-chartered commercial bank and its mortgage banking division, Philadelphia Financial Mortgage Company ("PFM" or "Philadelphia Financial"). Madison and PFM are both now divisions of Leesport Bank. The transaction enhances the Bank's strong presence in Pennsylvania, particularly in the high growth counties of Berks, Philadelphia, Montgomery and Delaware.

        At December 31, 2005, the Bank had the equivalent of 229 full-time employees.

        Leesport Bank provides services to its customers through nineteen full service financial centers, which operate under Leesport Bank's name in Leesport, Blandon, Bern Township, Wyomissing, Breezy Corner, Hamburg, Birdsboro, Northeast Reading, Exeter Township, and Sinking Spring all of which are in Berks County, Pennsylvania. Leesport Bank also operates a financial center in Schuylkill Haven, which is located in Schuylkill County. Through its 2004 acquisition of Madison, Leesport Bank operates Madison division financial centers in Blue Bell, Conshohocken, Lansdale, Horsham, Oaks and Centre Square all of which are in Montgomery County, Pennsylvania. The Bank also operates Madison division branches in Fox Chase (northeast Philadelphia) in Philadelphia County, Pennsylvania and Strafford in Delaware County, Pennsylvania. The Bank also operates a limited service facility in Wernersville, Berks County, Pennsylvania. All full service facilities provide automated teller machine services. Each financial center, except the Wernersville and Breezy Corner locations, provide drive-in facilities.

        Leesport Bank provides mortgage banking services to its customers through Philadelphia Financial through offices in Reading, Blue Bell, Camp Hill and Lancaster, which are located in Berks County Pennsylvania, Montgomery County Pennsylvania, Cumberland County Pennsylvania and Lancaster County Pennsylvania, respectively.

        The Bank engages in full service commercial and consumer banking business, including such services as accepting deposits in the form of time, demand and savings accounts. Such time deposits include certificates of deposit, individual retirement accounts and Roth IRAs. The Bank's savings accounts include money market accounts, health savings accounts, club accounts, NOW accounts and traditional regular savings accounts. In addition to accepting deposits, the Bank makes both secured and unsecured commercial and consumer loans, finances commercial transactions, provides equipment lease and accounts receivable financing, makes construction and mortgage loans, including home equity loans. The Bank also provides small business loans and student loans. The Bank also provides other services including rents for safe deposit facilities.

        In July 2005, the Company purchased a 25% equity position in First HSA, Inc. headed by Dr. William West, the Company began offering its customers Health Savings Accounts ("HSA"). At December 31, 2005, the Company has grown its HSA business to more than ten thousand accounts with approximately $14.7 million in deposits. The Company anticipates this business to grow rapidly as HSA accounts become a popular low cost vehicle for medical insurance. The Company believes its head start in this business will give it an advantage in raising deposits in 2006.

Subsidiary Activities

        Effective February 13, 2003, both Leesport Wealth Management, Inc., an SEC-registered investment advisory business acquired in 1999 and Leesport Investment Group, Inc, which was formed in 1999 to purchase a securities brokerage business, were converted to limited liability companies, and became subsidiaries of the Company and no longer subsidiaries of the Bank. Effective January 1, 2005,

Leesport Investment Group, LLC merged into Leesport Wealth Management, LLC at which time Leesport Wealth Management, LLC changed its name to Madison Financial Advisors, LLC ("Madison Financial").

        Madison Financial, which includes the acquisition of certain assets of First Affiliated Investment Group, an investment management and brokerage firm, as of September 1, 2002, are headquartered at 1240 Broadcasting Road, Wyomissing, Pennsylvania and collectively had 9 full-time employees at December 31, 2005.

        Effective October 1, 2002, Essick & Barr, Inc., a Berks County based general insurance agency ("Essick & Barr") was converted to a limited liability company, and became a subsidiary of the Company and no longer a subsidiary of the Bank.

        Essick & Barr, which includes The Boothby Group, a property and casualty and employee benefits insurance agency acquired as of October 1, 2002, offers a full line of personal and commercial property and casualty insurance as well as group insurance for businesses, employee benefit plans, and life insurance. Effective September 30, 2003, Essick & Barr acquired certain assets of CrosStates Insurance Consultants, Inc., a full service insurance agency that specializes in personal property and casualty insurance located in Langhorne, Pennsylvania. Effective January 1, 2005, CrosStates Insurance Consultants, Inc. changed its name to Madison Insurance Consultants. Essick & Barr is headquartered in Reading, Pennsylvania with sales offices at 108 South Fifth Street, Reading, Pennsylvania; 460 Norristown Road, Blue Bell, Pennsylvania, 1240 Broadcasting Road, Wyomissing, Pennsylvania; and 2300 E. Lincoln Highway, Langhorne, Pennsylvania. Essick & Barr had 69 full-time employees at December 31, 2005.

        The Bank had two wholly-owned subsidiaries as of December 31, 2005: Leesport Realty Solutions, LLC, which was formed during 2000 to provide title insurance and other real estate related services to its customers through limited partnership arrangements with third parties involved in the real estate services industry; and Leesport Mortgage, LLC, a 60% owned subsidiary, which was jointly formed with a real estate company in May of 2002, to provide mortgage brokerage services, including, without limitation, any activity in which a mortgage broker may engage. It is operated as a permissible "affiliated business arrangement" within the meaning of the Real Estate Settlement Procedures Act of 1974.

        Leesport Realty Solutions, LLC provides title insurance and other real estate related services to the Company's customers through limited partnership arrangements with unaffiliated third parties involved in the real estate services industry. At December 31, 2003, Leesport Realty Solutions, LLC had entered into four such arrangements as follows: Leesport Search and Settlement Solutions (70% equity interest); New Millennium Abstract (5% equity interest); Spectrum Settlement Agency (4% equity interest); and Benson Settlement Company (35% equity interest). The capital contributions of Leesport Realty Solutions, LLC in connection with the formation of each of the limited partnerships were not material. None of the limited partnership arrangements involves the use of a special purposes entity for financial accounting purposes or any off-balance sheet financing technique. Neither the Company nor any other affiliate of the Company nor Leesport Realty Solutions, LLC has any continuing contractual financial commitment to the limited partnerships beyond the amount of the initial capital contribution. At December 31, 2005, Leesport Realty Solutions, LLC had no full-time equivalent employees.

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

        Under these policies and subject to the restrictions applicable to the Bank, the Bank had approximately $6.5 million available for payment of dividends to the Company at December 31, 2005, without prior regulatory approval.

FDIC Insurance Assessments

        The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 2005, the Bank was well capitalized for purposes of calculating insurance assessments.

        In 2005, the Bank Insurance Fund was fully funded at more than the minimum amount required by law. Accordingly, the 2005 Bank Insurance Fund assessment rates ranged from zero for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance.

        While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the Financing Corporation bonds. Beginning in 2000, commercial banks and thrifts are subject to the same assessment for Financing Corporation bonds. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the Bank (and all other banks) for the fourth quarter of 2005 is an annual rate of $.0134 for each $100 of deposits.

        In February 2006, deposit insurance modernization legislation was enacted. The new law merges the BIF and SAIF into a single Deposit Insurance Fund, increases deposit insurance coverage for IRAs to $250,000, provides for the future increase of deposit insurance on all accounts by authorizing the FDIC to index the coverage to the rate of inflation, authorizes the FDIC to set the reserve ratio of the combined Deposit Insurance Fund at a level between 1.15% and 1.50%, and permits the FDIC to establish assessments to be paid by insured banks to maintain the minimum ratios. New deposit insurance assessment rates will not be known until the FDIC conducts extensive research and issues new assessment rates, expected by the fourth quarter of 2006. While the possible assessment rates are unknown, the FDIC has stated that it expects that all banks will be assessed some amount for deposit insurance based upon present expectations. Banks in existence prior to 1996 will receive a partial credit for past deposit insurance premiums paid, but the amount of the credit for a specific bank will not be known until new regulations implementing the assessments and the credits are adopted.

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

        Essick & Barr and Madison Financial are subject to additional regulatory requirements. Essick & Barr is subject to Pennsylvania insurance laws and the regulations of the Pennsylvania Department of Insurance. The securities brokerage activities of Madison Financial are subject to regulation by the SEC and the NASD/SIPC, and Madison Financial is a registered investment advisor subject to regulation by the SEC.

Item 1A.    Risk Factors

Changes in interest rates could reduce our income, cash flows and asset values.

        Our income and cash flows and the value of our assets depend to a great extent on the difference between the interest rates we earn on interest-earning assets, such as loans and investment securities, and the interest rates we pay on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits and borrowings but will also affect our ability to originate loans and obtain deposits and the value of our investment portfolio. If the rate of interest we pay on our deposits and other borrowings increases more than the rate of interest we earn on our loans and other investments, our net interest income, and therefore our earnings, could be adversely affected. Our earnings also could be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.

Economic conditions either nationally or locally in areas in which our operations are concentrated may adversely affect our business.

        Deterioration in local, regional, national or global economic conditions could cause us to experience a reduction in deposits and new loans, an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, all of which could adversely affect our performance and financial condition. Unlike larger banks that are more geographically diversified, we provide banking and financial services locally. Therefore, we are particularly vulnerable to adverse local economic conditions.

Our financial condition and results of operations would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses or if we are required to increase our allowance.

        Despite our underwriting criteria, we may experience loan delinquencies and losses. In order to absorb losses associated with nonperforming loans, we maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Determination of the allowance inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. At any time there are likely to be loans in our portfolio that will result in losses but that have not been identified as nonperforming or potential problem credits. We cannot be sure that we will be able to identify deteriorating credits before they become nonperforming assets or that we will be able to limit losses on those loans that are identified. We may be required to increase our allowance for loan losses for any of several reasons. State and federal regulators, in reviewing our loan portfolio as part of a regulatory examination, may request that we increase our allowance for loan losses. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in our allowance. In addition, if charge-offs in future periods exceed our allowance for loan losses, we will need additional increases in our allowance for loan losses. Any increases in our allowance for loan losses will result in a decrease in our net income and, possibly, our capital, and may materially affect our results of operations in the period in which the allowance is increased.

Competition may decrease our growth or profits.

        We face substantial competition in all phases of our operations from a variety of different competitors, including commercial banks, savings and loan associations, mutual savings banks, credit unions, consumer finance companies, factoring companies, leasing companies, insurance companies and money market mutual funds. There is very strong competition among financial services providers in our principal service area. Our competitors may have greater resources, higher lending limits or larger branch systems than we do. Accordingly, they may be able to offer a broader range of products and services as well as better pricing for those products and services than we can.

        In addition, some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on federally insured financial institutions. As a result, those nonbank competitors may be able to access funding and provide various services more easily or at less cost than we can, adversely affecting our ability to compete effectively.

We may be adversely affected by government regulation.

        The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders. Changes in the laws, regulations, and regulatory practices affecting the banking industry may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition.

We rely on our management and other key personnel, and the loss of any of them may adversely affect our operations.

        We are and will continue to be dependent upon the services of our executive management team. In addition, we will continue to depend on our ability to retain and recruit key commercial loan officers. The unexpected loss of services of any key management personnel or commercial loan officers could have an adverse effect on our business and financial condition because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Environmental liability associated with lending activities could result in losses.

        In the course of our business, we may foreclose on and take title to properties securing our loans. If hazardous substances were discovered on any of these properties, we could be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination. In addition, if we arrange for the disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site even if we neither own nor operate the disposal site. Environmental laws may require us to incur substantial expenses and may materially limit use of properties we acquire through foreclosure, reduce their value or limit our ability to sell them in the event of a default on the loans they secure. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.

Failure to implement new technologies in our operations may adversely affect our growth or profits.

        The market for financial services, including banking services and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking and telebanking. Our ability to compete successfully in our markets may depend on the extent to which we are able to exploit such technological changes. However, we can provide no assurance that we will be able properly or timely to anticipate or implement such technologies or properly train our staff to use such technologies. Any failure to adapt to new technologies could adversely affect our business, financial condition or operating results.

An investment in our common stock is not an insured deposit.

        Our common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation, commonly referred to as the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is subject to the same market forces that affect the price of common stock in any company.

Our ability to pay dividends is limited by law and federal banking regulation.

        Our ability to pay dividends to our shareholders largely depends on our receipt of dividends from Leesport Bank. The amount of dividends that Leesport Bank may pay to us is limited by federal laws and regulations. We also may decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business.

Federal and state banking laws, our articles of incorporation and our by-laws may have an anti-takeover effect.

        Federal law imposes restrictions, including regulatory approval requirements, on persons seeking to acquire control over us. Pennsylvania law also has provisions that may have an anti-takeover effect. In addition, our articles of incorporation and bylaws permit our board of directors to issue, without shareholder approval, preferred stock and additional shares of common stock that could adversely affect the voting power and other rights of existing common shareholders. These provisions may serve to entrench management or discourage a takeover attempt that shareholders consider to be in their best interest or in which they would receive a substantial premium over the current market price.

We plan to continue to grow rapidly and there are risks associated with rapid growth.

        We intend to continue to expand our business and operations to increase deposits and loans. Continued growth may present operating and other problems that could adversely affect our business, financial condition and results of operations. Our growth may place a strain on our administrative, operational, personnel and financial resources and increase demands on our systems and controls. Our ability to manage growth successfully will depend on our ability to attract qualified personnel and maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms, as well as on factors beyond our control, such as economic conditions and interest rate trends. If we grow too quickly and are not able to attract qualified personnel, control costs and maintain asset quality, this continued rapid growth could materially adversely affect our financial performance.

Our legal lending limits are relatively low and restrict our ability to compete for larger customers.

        At December 31, 2005, our lending limit per borrower was approximately $10.8 million, or approximately 15% of our capital. Accordingly, the size of loans that we can offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

If we are unable to identify and acquire other financial institutions and successfully integrate their acquired businesses, our business and earnings may be negatively affected.

        Acquisition of other financial institutions is an important component of our growth strategy. The market for acquisitions remains highly competitive, and we may be unable to find acquisition candidates in the future that fit our acquisition and growth strategy.

        Acquisitions of financial institutions involve operational risks and uncertainties, and acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and customer retention problems and other problems that could negatively affect our organization. We may not be able to complete future acquisitions and, if completed, we may not be able to successfully integrate the operations, management, products and services of the entities that we acquire and eliminate redundancies. The integration process may also require significant time and attention from our management that they would otherwise direct at servicing existing business and developing new business. Our failure to successfully integrate the entities we acquire into our existing operations may increase our operating costs significantly and adversely affect our business and earnings.

The market price for our common stock may be volatile.

        The market price for our common stock has fluctuated, ranging between $28.40 and $20.52 per share during the 12 months ended December 31, 2005. The overall market and the price of our common stock may continue to be volatile. There may be a significant impact on the market price for our common stock due to, among other things, developments in our business, variations in our anticipated or actual operating results, changes in investors' or analysts' perceptions of the risks and conditions of our business and the size of the public float of our common stock. The average daily trading volume for our common stock as reported on NASDAQ was 3,839 shares during the twelve months ended March 3, 2006, with daily volume ranging from a low of zero shares to a high of 33,800 shares. There can be no assurance that a more active or consistent trading market in our common stock will develop. As a result, relatively small trades could have a significant impact on the price of our common stock.

Market conditions may adversely affect our fee based investment and insurance business.

        The revenues of our fee based insurance business are derived primarily from commissions from the sale of insurance policies, which commissions are generally calculated as a percentage of the policy premium. These insurance policy commissions can fluctuate as insurance carriers from time to time increase or decrease the premiums on the insurance products we sell. Similarly, we receive fee based revenues from commissions from the sale of securities and investment advisory fees. In the event of decreased stock market activity, the volume of trading facilitated by Madison Financial Advisors, LLC will in all likelihood decrease resulting in decreased commission revenue on purchases and sales of securities. In addition, investment advisory fees, which are generally based on a percentage of the total value of an investment portfolio, will decrease in the event of decreases in the values of the investment portfolios, for example, as a result of overall market declines.

Item 1B.    Unresolved Staff Comments

        None

Item 2. Properties

        The Company's principal office is located in the administration building at 1240 Broadcasting Road, Wyomissing, Pennsylvania.

        Listed below are the locations of properties owned or leased by the Bank and its subsidiaries. Owned properties are not subject to any mortgage, lien or encumbrance.

Property Location	Leased or Owned
Corporate Office 1240 Broadcasting Road Wyomissing, Pennsylvania	Leased
Leesport Operations Center 1044 MacArthur Road Reading, Pennsylvania	Leased
North Pointe Financial Center 241 South Centre Avenue Leesport, Pennsylvania	Leased
Northeast Reading Financial Center 1210 Rockland Street Reading, Pennsylvania	Leased
Hamburg Financial Center 801 South Fourth Street Hamburg, Pennsylvania	Leased
Bern Township Financial Center 909 West Leesport Road Leesport, Pennsylvania	Leased
Wernersville Financial Center 1 Reading Drive Wernersville, Pennsylvania	Leased
Breezy Corner Financial Center 3401-3 Pricetown Road Fleetwood, Pennsylvania	Leased
Blandon Financial Center 100 Plaza Drive Blandon, Pennsylvania	Leased
Wyomissing Financial Center 1199 Berkshire Boulevard Wyomissing, Pennsylvania	Leased
Schuylkill Haven Financial Center 237 Route 61 South Schuylkill Haven, Pennsylvania	Leased
Birdsboro Financial Center 350 West Main Street Birdsboro, Pennsylvania	Leased

Exeter Financial Center 4361 Perkiomen Avenue Reading, Pennsylvania	Leased
Sinking Spring Financial Center 4708 Penn Ave Sinking Spring, Pennsylvania	Leased
Blue Bell Financial Center The Madison Bank Building 1767 Sentry Parkway West Blue Bell, Pennsylvania	Leased
Centre Square Financial Center 1380 Skippack Pike Blue Bell, Pennsylvania	Leased
Conshohocken Financial Center Plymouth Corporate Center Suite 600 625 Ridge Pike Conshohocken, Pennsylvania	Leased
Fox Chase Financial Center 8000 Verree Road Philadelphia, Pennsylvania	Owned
Horsham Financial Center 100 Gibralter Road Horsham, Pennsylvania	Leased
Lansdale Financial Center (Closing in March 2006) Century Plaza Building 100 West Main Street Lansdale, Pennsylvania	Leased
Oaks Financial Center 1232 Egypt Road Oaks, Pennsylvania	Leased
Strafford Financial Center 600 West Lancaster Avenue Strafford, Pennsylvania	Leased
Essick & Barr Insurance 108 South Fifth Street Reading, Pennsylvania	Owned
The Boothby Group Suite 103 460 Norristown Road Blue Bell, Pennsylvania	Leased

Madison Insurance Consultants 2300 E. Lincoln Hwy Suite 012 Langhorne, Pennsylvania	Leased
Philadelphia Financial Mortgage Suite 220 1767 Sentry Parkway West Blue Bell, Pennsylvania	Leased
Philadelphia Financial Mortgage 930 Red Rose Court Lancaster, Pennsylvania	Leased
Philadelphia Financial Mortgage 3900 Trindle Road Camp Hill, Pennsylvania	Leased

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

        Madison Financial also shares office space in the Company's administration building in Wyomissing as well as in The Boothby Group's office in Blue Bell and are accordingly charged a pro rata amount of the total lease expense.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2005.

Item 4A. Executive Officers of the Registrant

        Certain information, as of January 31, 2006, including principal occupation during the past five years, relating to each executive officer of the Company is as follows:

Name, Address, and Position Held with the Company	Age	Position Held Since	Principal Occupation for Past 5 Years
ROBERT D. DAVIS Malvern, Pennsylvania President and Chief Executive Officer	58	2005	President and Chief Executive Officer of the Company and the Bank since September 2005; Chairman of Essick & Barr, LLC; Chairman of Madison Financial Advisors, LLC; prior thereto, President and Chief Executive Officer and Director of Republic First Bank since 1999; prior thereto, Regional President of Mellon PSFS.
VITO A. DELISI Blue Bell, Pennsylvania President	56	2004	President of the Madison Bank Division of Leesport Bank; prior thereto, President and Chief Executive Officer of Madison Bancshares Group, Ltd. and Madison Bank.
EDWARD C. BARRETT Wyomissing, Pennsylvania Executive Vice President and Chief Financial Officer	57	2002
			Executive Vice President since October 2003 and Chief Financial Officer of the Company since September 2004; prior thereto, Chief Administrative Officer since July 2002; prior thereto, served on the Company's Board of Directors since November 1998 and was an independent technology consultant since January 2001; prior thereto, President of the Technology Services Division of Verso Technologies, Inc.
JAMES E. KIRKPATRICK Sinking Spring, Pennsylvania Executive Vice President and Chief Lending Officer of Leesport Bank	44	1998	Executive Vice President of the Company since 1998.

CHRISTINA S. McDONALD Oreland, Pennsylvania Executive Vice President and Chief Retail Banking Officer of Leesport Bank	40	2004
			Executive Vice President of the Company since 2004; prior thereto, Executive Vice President and Chief Retail Banking Officer of Madison Bank since 2002; prior thereto, Senior Vice President of Dime Savings Bank of New York.
CHARLES J. HOPKINS Sinking Spring, Pennsylvania Senior Vice President of Leesport Financial Corp.	55	1998	President and CEO of Essick & Barr, LLC since 1992
STEPHEN A. MURRAY Shilllington, Pennsylvania Senior Vice President and Treasurer	52	2000
			Senior Vice President since May 2001 and Treasurer of the Company since September 2004; prior thereto, Chief Financial Officer of the Company since May 2001, prior thereto, Vice President and Controller of the Company since May 2000; prior thereto, Senior Funds Management Officer, Fulton Financial Corporation
JENETTE L. ECK Centerport, Pennsylvania Senior Vice President and Corporate Secretary	43	1998	Vice President of the Company since 2001, Secretary of the Company since 1998.

PART II

Item 5. Market For Common Equity and Related Shareholder Matters

        As of December 31, 2005, there were 789 record holders of the Company's common stock. The market price of the Company's common stock for each quarter in 2005 and 2004 and the dividends declared on the Company's common stock for each quarter in 2005 and 2004 are set forth below.

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

	Bid		Asked
	High	Low	High	Low
2005
First Quarter	$25.71	$22.61	$26.00	$22.65
Second Quarter	28.28	22.50	28.50	22.69
Third Quarter	25.06	22.00	25.25	22.32
Fourth Quarter	24.74	20.50	24.75	21.16
2004
First Quarter	$26.49	$23.40	$26.55	$23.50
Second Quarter	27.25	21.50	27.36	21.70
Third Quarter	23.20	21.13	24.00	21.19
Fourth Quarter	26.66	21.75	27.00	22.11

        Cash dividends on the Company's common stock have historically been payable on the 15th of January, April, July, and October.

	Dividends Declared (Per Share)
	2005	2004
First Quarter	$0.170	$0.162
Second Quarter	0.170	0.162
Third Quarter	0.180	0.162
Fourth Quarter	0.180	0.162

        The Company derives a significant portion of its income from dividends paid to it by the Bank. For a description of certain regulatory restrictions on the payment of dividends by the Bank to the Company, see "Business—Regulatory Restrictions on Dividends."

        On May 20, 2004, the Company announced the extension of its stock repurchase plan, originally effective January 1, 2003, for the repurchase of up to 162,000 shares of the Company's common stock. During the fourth quarter of 2005, the Company repurchased 15,000 of its outstanding common stock. At December 31, 2005, the maximum number of shares that may yet be purchased under the stock repurchase plan was 95,513 shares.

Item 6. Selected Financial Data

        The selected consolidated financial and other data and management's discussion and analysis of financial condition and results of operation set forth below and in Item 7 hereof is derived in part from, and should be read in conjunction with, the consolidated financial statements and notes thereto contained elsewhere herein.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands except per share data)
Selected Financial Data:
Total assets	$965,752	$877,382	$622,252	$562,372	$503,509
Securities available for sale	182,541	165,778	200,650	157,564	146,957
Securities held to maturity	6,173	6,403	—	—	—
Loans, net of unearned income	654,244	596,328	357,482	335,184	301,923
Allowance for loan losses	7,619	7,248	4,356	4,182	3,723
Deposits	659,730	612,291	408,582	379,832	331,577
Short-term borrowings	135,685	88,892	103,678	34,119	53,574
Long-term debt	43,000	54,500	34,500	72,200	62,200
Junior subordinated debt	20,150	20,150	15,000	15,000	5,000
Shareholders' equity	94,756	90,935	53,377	52,900	45,221
Book value per share	18.72	18.24	15.77	16.32	14.69
Selected Operating Data:
Interest income	$50,653	$33,611	$29,170	$30,630	$29,626
Interest expense	20,319	12,842	12,682	14,113	17,053

Net interest income before provision for loan losses	30,334	20,769	16,488	16,517	12,573
Provision for loan losses	1,460	1,320	965	1,455	1,012

Net interest income after provision for loan losses	28,874	19,449	15,523	15,062	11,561
Other income	23,865	17,669	18,864	10,881	7,834
Other expense	41,281	30,548	27,560	19,038	15,500

Income before income taxes	11,458	6,570	6,827	6,905	3,895
Income taxes	2,727	1,154	1,878	1,985	1,119

Net income	$8,731	$5,416	$4,949	$4,920	$2,776

Earnings per share—basic	$1.73	$1.38	$1.39	$1.42	$1.31
Earnings per share—diluted	$1.71	$1.36	$1.38	$1.41	$1.31
Cash dividends per share	$0.70	$0.65	$0.63	$0.57	$0.54
Return on average assets	0.95%	0.78%	0.84%	0.95%	0.64%
Return on average shareholders' equity	9.36%	8.69%	9.39%	10.33%	8.67%
Dividend payout ratio	40.45%	51.24%	44.41%	40.38%	41.38%
Average equity to average assets	10.16%	9.03%	8.99%	9.72%	7.37%

        Earnings and cash dividends per share amounts reflect the 5% stock dividend declared by the Board of Directors on December 15, 2004 with a record date of January 3, 2005 and distributed to shareholders on January 14, 2005.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Company is a financial services company. As of December 31, 2005, Leesport Bank, Essick & Barr, LLC, and Madison Financial Advisors, LLC were wholly-owned subsidiaries of the Company. As of December 31, 2005, Leesport Realty Solutions, LLC and Leesport Mortgage Holdings, LLC were wholly-owned, non-bank subsidiaries of Leesport Bank.

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

        On September 30, 2003, the Company completed its purchase of certain assets of CrosStates Insurance Consultants, Inc., a full service insurance agency that specializes in personal property and casualty insurance located in Langhorne, Pennsylvania. The Company made a cash payment of $1.0 million as of the closing date. Contingent payments payable to the former shareholder totaling up to $1.2 million, payable 50% in cash and 50% in shares of the Company's common stock at the then current market values, are based on the CrosStates Insurance division of Essick & Barr achieving certain levels of earnings over the next two years. Effective January 1, 2005, the CrosStates Insurance Consultants division changed its name to Madison Insurance Consultants.

        On October 1, 2004, the Company acquired 100% of the outstanding voting shares of Madison Bancshares Group, Ltd., the holding company for Madison Bank ("Madison"), a Pennsylvania state-chartered commercial bank and its mortgage banking division, Philadelphia Financial. Madison has become a division of Leesport Bank. For each share of Madison common stock, the Company exchanged 0.6028 shares of Leesport common stock resulting in the issuance of 1,311,010 of Leesport common stock and a cash payment of $11,790. The total purchase price was $34.6 million. The value of the common shares issued was determined based on the average market price of Leesport common shares five days before and five days after the date of the announcement. In connection with the transaction, Madison paid cash of $7.1 million and recognized the expense for 699,122 Madison options and warrants outstanding at September 30, 2004. In addition, Madison paid cash of $2.3 million and recognized the expense for the termination of existing contractual arrangements.

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

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to the employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25. "Accounting for Stock Issued to Employees," which was permitted under Statement No. 123, as originally issued.

        The revised Statement requires entities to disclose information about the nature of the share-based payment transaction and the effects of those transactions on the financial statements. Statement No. 123(R) is effective for fiscal periods beginning after June 15, 2005. All public companies must use either the modified prospective or the modified retrospective transition method. The Company will adopt the modified prospective method. Using the modified prospective method, the Company estimates that total stock-based compensation expense, net of related tax effects, will be approximately $86,000 for the year ending December 31, 2006. Any additional impact that the adoption of this statement will have on our results of operations will be determined by share-based payments granted in future periods.

Goodwill

        The Company has recorded goodwill of $11.0 million at December 31, 2005 related to Essick & Barr and Madison Financial. The Company performs its annual goodwill impairment test in the fourth quarter of each calendar year. A fair value is determined for the insurance services and investment services reporting segments. If the fair value of the reporting unit exceeds the book value, no write downs of goodwill is necessary. If the fair value is less than the book value, an additional test is necessary to assess the proper carrying value of goodwill. The Company determined that no impairment write-offs were necessary during 2005 and 2004.

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

Results of Operations

        Net income for 2005 was $8.73 million or $1.71 per share diluted compared to $5.42 million or $1.36 per share diluted for 2004 and $4.95 million or $1.38 per share for 2003. These changes are a result of increasing net interest income after provision for loan losses and other income each year, net of increases in other expenses. Details regarding changes in each of these areas follow.

        Included in net income for 2005 are severance costs of $445,000 associated with the March 2005 departure of the Company's Chairman, President and Chief Executive Officer. Included in net income for 2004 are merger related costs of $899,000 associated with the Madison acquisition. Excluding these items, net income and earnings per share for 2005 and 2004 were as follows:

	Year Ended December 31,
	2005	2004
	(Dollars in thousands except per share data)
Reported net income	$8,731	$5,416
Charges and gains:
Merger related expenses	—	899
Severance costs	445	—

Total net charges and gains	445	899
Income tax effect	151	306

Net impact of charges and gains	294	593

Net income adjusted	$9,025	$6,009

Basic earnings per share	$1.73	$1.38
Adjusted basic earnings per share	1.79	1.53
Diluted earnings per share	1.71	1.36
Adjusted diluted earnings per share	1.77	1.51

        Return on average assets was 0.95% for 2005, 0.78% for 2004 and 0.84% for 2003. Return on average shareholders' equity was 9.36% for 2005, 8.69% for 2004 and 9.39% for 2003.

Net Interest Income

        Net interest income is a primary source of revenue for the Company. This income results from the difference between the interest and fees earned on loans and investments and the interest paid on deposits to customers and other non-deposit sources of funds, such as repurchase agreements and borrowings from the Federal Home Loan Bank. Net interest margin is the difference between the gross (tax-effected) yield on earning assets and the cost of interest bearing funds as a percentage of earning assets. All discussion of net interest margin is on a fully taxable equivalent basis. Both net interest income and net interest margin are influenced by the frequency, magnitude and direction of interest rate changes and by product concentrations and volumes of earning assets and funding sources.

        Net interest income increased to $30.3 million or 46.1% for the year ended December 31, 2005, compared to $20.8 million for 2004. The increase in net interest income during 2005 was primarily the result of an increase in average earning assets, due mainly to strong commercial and consumer loan growth, loans acquired from Madison and the targeted short-term interest rate, as established by the Federal Reserve Bank ("FRB"), increasing, which resulted in an increase in the prime rate from 5.25% at December 31, 2004, to 7.25% at December 31, 2005. Average loans increased by $198.7 million or 45.8% from 2004 to 2005. Management attributes the increase in organic loan growth to successful marketing initiatives and the favorable interest rate environment.

        Interest expense increased during the year along with the overall growth in funding sources. The overall cost of funds increased from 2.38% in 2004 to 2.89% in 2005. Interest bearing deposit rates increased from 2.31% in 2004 to 2.62% in 2005. The increase in interest-bearing deposit rates was the result of both management pricing strategy as well as the effect of longer-term certificates of deposit that matured during the year and repriced at higher rates. Average interest bearing deposits increased $120.0 million or 30.3% from 2004 to 2005 due primarily to strong organic growth in deposits and deposits acquired from Madison. Total interest-bearing funding grew by $82.7 million and, combined with the growth in non-interest bearing deposits, provided all of the funding needed for the

$81.1 million in loan and investment security growth. The average rate paid on long-term borrowings has dropped steadily over the last three years, from 4.51% for the year ended 2003, to 3.34% for 2004, to 3.22% for 2005. Average long-term borrowings increased $11.0 million or 28.0% from 2004 to 2005. At year-end 2005, actual balances for federal funds purchased and long term debt were $66.2 million and $43.0 million, respectively compared to $36.1 million and $54.5 million at year-end 2004, respectively.

        As a result of an increase in the commercial loan portfolio, an increase in the investment portfolio yield, increased non-interest bearing deposits, lower long-term borrowing costs and the increase in prime rate, the net interest margin increased to 3.82% in 2005 from 3.46% in 2004.

Other Income

        Details of non-interest income follow:

	2005 versus 2004				2004 versus 2003
	2005	Increase/ Decrease	%	2004	Increase/ Decrease	%	2003
	(Dollars in thousands)
Customer service fees	$2,687	$740	38.0	$1,947	$408	26.5	$1,539
Mortgage banking activities, net	5,379	3,283	156.6	2,096	(339)	(13.9)	2,435
Commissions and fees from insurance sales	11,634	853	7.9	10,781	1,581	17.2	9,200
Broker and investment advisory commissions and fees	998	470	89.0	528	(168)	(24.1)	696
Gain on sale of loans	676	244	56.5	432	163	60.6	269
Gain on sale of financial centers	—	—	—	—	(3,073)	(100.0)	3,073
Earnings on investment in life insurance	443	(182)	(29.1)	625	193	44.7	432
Other income	1,677	762	83.3	915	(21)	(2.2)	936
Net realized gains on sale of securities	371	26	7.5	345	61	21.5	284

Total	$23,865	$6,196	35.1	$17,669	$(1,195)	(6.3)	$18,864

        The Company's primary source of other income for 2005 was commissions and other revenue generated through sales of insurance products through its insurance subsidiary, Essick & Barr. Revenues from insurance operations totaled $11.6 million in 2005 compared to $10.8 million in 2004 and $9.2 million in 2003. Revenues from broker and investment advisory commissions generated through Madison Financial, the Company's investment subsidiary, increased to $998,000 in 2005 from $528,000 in 2004 due to an increase in the sales staff facilitating increased sales of wealth management products offered through the branch network. Also, annuity and other insurance commissions generated by Madison Financial of $210,000, $309,000 and $112,000 are included in commissions and fees from insurance sales for the years 2005, 2004 and 2003, respectively.

        The Company also relies on several other sources for its other income, including sales of newly originated mortgage loans and service charges on deposit accounts. The income recognized from mortgage banking activities was $5.4 million in 2005, $2.1 million in 2004 and $2.4 million in 2003. The increase in mortgage banking revenue from 2004 to 2005 is mainly attributable to increased volumes of mortgage loan originations and sales through the Company's mortgage banking division, Philadelphia Financial Mortgage Company. Also included in other income are net gains on other loan sales of $676,000 in 2005, $432,000 in 2004 and $269,000 in 2003 from the sale of $16.3 million, $8.5 million and $8.7 million, respectively, of fixed and adjustable rate portfolio residential mortgage loans, SBA loans and USDA loans. The increases in income from customer service fees reflect an expanded customer base, new products and services, the annual review of the fee pricing structure and the acquisition of Madison.

        In September 2003, the Company recognized a non-recurring $3.1 million gain on the sale of three financial centers located in northern Schuylkill and Luzerne Counties. This sale reflects the strategic plan to build on the existing Berks County and growing southeastern Pennsylvania market areas.

        Earnings on investment in life insurance represent the change in cash value of Bank Owned Life Insurance (BOLI) policies. The BOLI policies of the Company are designed to offset the costs of employee benefit plans. The investment in BOLI totaled $11.7 million and $11.4 million at December 31, 2005 and 2004. Earnings on BOLI are affected by fluctuations in interest rates and provide a tax-free return.

        Other income includes dedit card network interchange income, merchant fee income, SBA service fee income and safe deposit box rentals, as well as, other miscellaneous income items. The most significant volume of income in this category is derived from ATM surcharge fees and interchange fees from the Bank's ATM network and from debit card transactions. These fees totaled $783,000 in 2005 which represents a 33.1% increase over 2004. Throughout the year, the Bank has initiated marketing campaigns to encourage its customers to use debit cards as a convenient alternative to traditional check transactions.

Other Expenses

        Details of non-interest expense follow:

	2005 versus 2004				2004 versus 2003
	2005	Increase/ Decrease	%	2004	Increase/ Decrease	%	2003
	(Dollars in thousands)
Salaries and employee benefits	$23,090	$5,931	34.6	$17,159	$3,599	26.5	$13,560
Occupancy expense	4,466	1,870	72.0	2,596	573	28.3	2,023
Equipment expense	2,523	552	28.0	1,971	451	29.7	1,520
Marketing and advertising expense	1,577	407	34.8	1,170	(53)	(4.3)	1,223
Amortization of indentifiable intangible assets	640	208	48.1	432	123	39.8	309
Professional services	1,728	587	51.4	1,141	1	0.1	1,140
Outside processing services	2,741	603	28.2	2,138	(25)	(1.2)	2,163
Insurance expense	630	95	17.8	535	160	42.7	375
FHLB advance prepayment expense	—	—	—	—	(2,482)	(100.0)	2,482
Merger related expense	—	(899)	(100.0)	899	899	100.0	—
Other expense	3,886	1,379	55.0	2,507	(258)	(9.3)	2,765

Total	$41,281	$10,733	35.1	$30,548	$2,988	10.8	$27,560

        Non-interest expense consists primarily of costs associated with personnel, occupancy and equipment, data processing, marketing and professional fees. The Company's non-interest expense for the year ended December 31, 2005 totaled $41.3 million, representing an increase of $10.7 million or 35.1% as compared to 2004. Salaries and employee benefits, the largest component of non-interest expense, increased $5.9 million or 34.6% from 2004 to 2005. The increase in salaries and employee benefits from 2004 to 2005 was primarily the result of the acquisition of Madison, merit increases, continued growth of the Company, commissions paid on revenue generated from sales of insurance products through Essick & Barr and wealth management products through Madison Financial, as well as, higher benefits costs consistent with industry trends. Full-time equivalent (FTE) employees for the Company are 338, 332 and 230 for the years ended December 31, 2005, 2004 and 2003, respectively. The growth in FTE's from 2004 to 2005 was primarily the result of the acquisition of Madison and continued growth of the Company.

        Total occupancy expense increased $1.9 million or 72.0% in 2005 primarily due to the lease expense related to the branch network and administrative office space acquired from Madison. Total equipment expense increased $552,000 or 28.0% in 2005 primarily due to the additional depreciation and software maintenance expense related to acquisition of Madison.

        Total marketing expense increased $407,000 or 34.8% in 2005 primarily due to marketing campaigns for the introduction of new products and services, as well as, new marketing campaigns targeting the Madison region. These marketing efforts coincide with a more cohesive and strategic branding approach designed to focus on our overall portfolio of banking, insurance and wealth management products and services. Our current marketing approach has contributed to increased visibility for the Company setting the stage for continued core franchise growth in the Reading and Philadelphia markets.

        Total amortization of identifiable intangible assets increased $208,000 or 48.1% in 2005 as compared to 2004, total outside processing services increased $603,000 or 28.2% in 2005 as compared to 2004 and total insurance expense increased $95,000 or 17.8% in 2005 as compared to 2004. The increase in these costs is due primarily to the acquisition of Madison.

        Other expense includes utility expense, postage expense, stationary and supplies expense, purchase accounting expense and OREO and foreclosure expense, as well as, other miscellaneous expense items. These costs totaled $3.9 million in 2005 which represents a 55.0% increase over 2004. Increases in other expenses were almost entirely related to the first full year of expenses associated with the acquisition of Madison in 2004.

Income Taxes

        The effective income tax rate for the Company for the years ended December 31, 2005, 2004 and 2003 was 25.72%, 17.6% and 27.5%, respectively. The effective tax rate for 2005 increased from 2004 primarily because tax exempt income remained flat while income before income taxes increased. Included in the income tax provision is a federal tax benefit from our $5.0 million investment in an affordable housing, corporate tax credit limited partnership of $600,000 and $450,000, respectively, for the twelve months ended December 31, 2005 and 2004.

Financial Condition

        The Company's total assets increased to $965.8 million at December 31, 2005, representing a growth rate of 10.1% from $877.4 million at December 31, 2004.

Cash and Securities Portfolio

        Cash and balances due from banks increased to $29.1 million at December 31, 2005 from $24.1 million at December 31, 2004.

        The securities portfolio increased 9.6% to $188.7 million at December 31, 2005, from $172.2 million at December 31, 2004 primarily due to investment maturities and principal repayments reinvested into higher yielding securities. Securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity. To accomplish these ends, most of the purchases in the portfolio during 2005 and 2004 were of mortgage backed securities issued by US Government agencies. State and political subdivision securities were also purchased in 2005 to increase the yield of the portfolio.

        The securities balance included a net unrealized loss on available for sale securities of $4.8 million and $393,000 at December 31, 2005 and 2004. The increase in interest rates over the past twelve months was primarily responsible for the reduction in the fair market value of the securities.

Loans

        Loans increased to $654.2 million at December 31, 2005 from $596.3 million at December 31, 2004, an increase of $57.9 million or 9.7%. Management has targeted the commercial loan portfolio as a key to the Company's continuing growth. Specifically, the Company has a lending focus within the Reading and Philadelphia market areas targeting higher yielding commercial loans made to small and medium sized businesses. The acquisition of Madison in 2004, whose loan portfolio consisted of mainly commercial loans, underscores that focus as the commercial portfolio increased to $384.0 million at December 31, 2005, from $309.8 million at December 31, 2004, an increase of $74.2 million or 24.0%.

        Loans secured by 1 to 4 family residential real estate decreased to $172.6 million at December 31, 2005, from $190.6 million as of December 31, 2004, a decrease of $18.0 million or 9.4%. Loans secured by multi-family residential real estate increased to $14.4 million at December 31, 2005, from $12.4 million as of December 31, 2004, an increase of $2.0 million or 15.9%. The overall decrease in residential real estate loans is due primarily to loan sales discussed previously with the proceeds used to fund higher yielding commercial loans.

        Home equity lending products decreased to $83.2 million at December 31, 2005, from $83.5 million as of December 31, 2004. Consumer demand for these types of loans was hampered by steady increases in the prime rate. Despite the numerous increases in the prime rate throughout 2005, we were able to maintain our outstanding balances through successful marketing initiatives.

        The loans held for sale category is composed of $16.6 million of mortgage loans committed for sale to other institutions and the secondary market as of December 31, 2005 versus $9.8 million as of December 31, 2004. The increase in loans held for sale is primarily due to new loan origination activity through Philadelphia Financial.

        The sales of residential real estate loans in the secondary market reflect the Company's strategy of de-emphasizing the retention of long-term, fixed rate loans in the portfolio utilizing these loans sales to generate fees, improve interest-rate risk and fund growth in higher yielding assets.

Premises and Equipment

        Premises and equipment, net of accumulated depreciation and amortization, decreased during 2005 to $7.8 million from $8.6 million at the end of 2004. The decrease in premises and equipment is due mainly to an increase in depreciation expense and amortization of leasehold improvements which totaled $1.7 million in 2005 and $1.4 million in 2004.

        During 2004, the Company sold six branch locations with a net book value of $7.0 million and leased them back from the purchaser with a lease term of 20 years resulting in a gain of $712,000, which is being amortized into income over the term of the lease.

Goodwill and Identifiable Intangible Assets

        Goodwill increased to $38.8 million from $38.2 million for the years ended December 31, 2005 and 2004, respectively. During 2005, the Company amended an asset purchase agreement to increase the payment to the seller by $600,000 which was recorded as goodwill and a liability payable to the seller. The details of this transaction are discussed later in Footnote 2. Identifiable intangible assets decreased to $5.2 million from $5.8 million for the years ended December 31, 2005 and 2004, respectively. The decrease in identifiable intangible assets is due mainly to an increase in amortization expense which totaled approximately $640,000 in 2005 and $432,000 in 2004.

Bank Owned Life Insurance

        Bank owned life insurance increased $348,000 to $11.7 million at December 31, 2005 from $11.4 million at December 31, 2004. The increase in bank owned life insurance is due to tax exempt earnings credited in 2005.

Deposits and Borrowings

        Total deposits increased by $47.4 million or 7.7% to $659.7 million at December 31, 2005 from $612.3 million at December 31, 2004.

        Non-interest bearing deposits increased to $116.0 million at December 31, 2004, from $107.4 million at December 31, 2004, an increase of $8.6 million or 7.9%. The increase in non-interest bearing deposits is primarily due to management's efforts to promote growth in these types of deposits, such as offering a free checking product, as a method to help reduce the overall cost of the Company's funds. Interest bearing deposits increased by $39.0 million or 7.7%, from $504.8 million at December 31, 2004 to $543.8 million at December 31, 2005. In 2005, our customer's preference was clearly weighted in favor of maintaining a more liquid investment position in anticipation of future increases in interest rates. In early 2005, we responded to our customers by introducing our Capital Growth Checking product which gave our customers the liquidity of a checking account at money market rates and by offering incentive rates for shorter term time deposits.

        Borrowed funds from various sources are generally used to supplement deposit growth. Short-term borrowings, which were composed of federal funds purchased from the Federal Home Loan Bank ("FHLB") and other correspondent banks and securities sold under agreements to repurchase, were $135.7 million at December 31, 2005, and $88.9 million at December 31, 2004. This increase is primarily the result of funding needs generated by increased loan demand. Long-term borrowings, which consisted of advances from the FHLB, totaled $43.0 million and $54.4 million at December 31, 2005 and 2004, respectively.

Shareholders' Equity

        Total common stock, surplus, retained earnings and accumulated other comprehensive loss increased by $3.9 million or 4.2% to $94.8 million at December 31, 2005 from $90.9 million at December 31, 2004. The increase for 2005 is primarily the result of net income of $8.7 million offset by cash dividends of $3.5 million.

        Total shareholders' equity includes accumulated other comprehensive income, which includes an adjustment for the fair value of the Company's securities portfolio. This amount attempts to identify the impact to equity in the unlikely event that the Company's entire securities portfolio would be liquidated under current economic conditions. The amounts and types of securities held by the Company at the end of 2005, combined with current interest rates, resulted in a decrease in equity, net of taxes, of $3.0 million. This compares with a decrease to equity, net of taxes, of $392,000 at the end of 2004.

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

        Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by other interest rate swaps. In June of 2003, the Company purchased a six month LIBOR cap to create protection against rising interest rates for the above mentioned $5 million interest rate swap. The initial premium related to this interest rate cap was $102,000. At December 31, 2005 and 2004, the carrying and market values were approximately $38,000 and $102,000, respectively.

        Also, the Company sells fixed and adjustable rate residential mortgage loans to limit the interest rate risk of holding longer-term assets on the balance sheet. In 2005, 2004 and 2003, the Company sold $8.9 million, $8.5 million and $8.7 million, respectively, of fixed and adjustable rate loans.

        At December 31, 2005, the Company was in a negative one-year cumulative gap position. Commercial adjustable rate loans decreased $4.4 million or 1.8% from $238.2 million at December 31, 2004 to $233.8 million at December 31, 2005. Installment adjustable rate loans increased $3.2 million or 5.3% from $60.5 million at December 31, 2004 to $63.7 million at December 31, 2005. During 2005, the targeted short-term interest rate, as established by the FRB, increased which resulted in an increase in the prime rate from 5.25% at December 31, 2004, to 7.25% at December 31, 2005. The increase in interest rates throughout 2005 contributed to a slowdown in the refinance market effectively extending the maturities for fixed rate loans and investments. In order to augment the funding needs for new loan originations and investment security purchases, short-term borrowings, which include federal funds purchased and securities sold under agreements to repurchase, increased $46.8 million or 52.6% from $88.9 million at December 31, 2004 to $135.7 million at December 31, 2005. These factors contributed to the Company's negative one-year cumulative gap position. In 2006, the Company will continue its strategy to originate adjustable rate commercial and installment loans and use investment security cash flows and non-interest bearing and core deposits to reduce the overnight borrowings to maintain a more neutral gap position.

Interest Sensitivity Gap at December 31, 2005

	0-3 months	3 to 12 months	1-3 years	over 3 years
	(Dollars in thousands)
Interest bearing deposits	$68	$—	$—	$—
Securities(1),(2)	16,597	19,097	47,983	109,797
Mortgage loans held for sale	16,556	—	—	—
Loans(2)	277,983	79,614	151,613	145,034

Total rate sensitive assets (RSA)	311,204	98,711	199,596	254,831
Interest bearing deposits(3)	137,516	10,450	28,532	107,903
Time deposits	37,359	119,651	87,560	14,781
Federal funds purchased	66,230	—	—	—
Short-term borrowed funds	54,455	15,000	—	—
Long-term borrowed funds	2,000	16,500	19,500	5,000
Junior subordinated debt	15,150	—	—	5,000

Total rate sensitive liabilities (RSL)	312,710	161,601	135,592	132,684

Interest rate swap	(5,000)	—	—	—

Interest sensitivity gap	$3,494	$(62,890)	$64,004	$122,147

Cumulative gap	3,494	(59,396)	4,608	126,755
RSA/RSL	1.0%	0.6%	1.5%	1.9%

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

        The Company also measures its sensitivity to interest rate movements through simulations of the effects of rate changes upon its net interest income. Interest rate movements of up 100, 200 and 300 basis points and down 100, 200 and 300 basis points, adjusted because of the current low rate environment, were applied to the Company's interest earning assets and interest bearing liabilities as of December 31, 2005. The results of these simulations on net interest income for 2005 are as follows:

Simulated % change in 2005 Net Interest Income
Assumed Changes in Interest Rates	% Change
-300	-0.45%
-200	0.29%
-100	0.22%
0	0.00%
+100	-0.23%
+200	-0.39%
+300	-0.89%

        Economic value of shareholders' equity as a result of interest rate changes is presented in the following hypothetical table. This analysis estimates the projected change in the value of equity as of December 31, 2005 as a result of hypothetical interest rate movements. The results of the simulations in the up 100, 200 and 300 basis points categories reflect the balance sheet and interest rate environment changes as discussed above. The acquisition of Madison and the Company's plan to reduce its negative one-year cumulative gap position is expected to keep the economic value of shareholders' equity inside policy limits.

Simulated % change in Economic Value of Shareholders' equity
Assumed Changes in Interest Rates	% Change
-300	-6%
-200	0%
-100	3%
0	0%
+100	-4%
+200	-11%
+300	-18%

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

        An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders' equity less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at December 31, 2005 was 8.16% compared to 7.98% at December 31, 2004. This decrease is primarily the result of an increase in disallowed goodwill and other intangible assets and the increase in average total assets primarily due to the acquisition of Madison. For 2005 and 2004, the ratios were above minimum regulatory guidelines.

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

        The following table sets forth the Company's capital ratios.

	At December 31,
	2005	2004
	(Dollars in thousands)
Tier I
Common shareholders' equity (excluding unrealized gains (losses) on
securities)	$94,756	$91,017
Disallowed intangible assets	(44,032)	(44,061)
Junior subordinated debt	20,000	20,150
Tier II
Allowable portion of allowance for loan losses	7,619	7,248
Unrealized gains available for sale equity securities	2,899	25

Total risk-based capital	$81,242	$74,379

Risk adjusted assets (including off-balance sheet exposures)	$729,732	$691,309

Leverage ratio	8.16%	7.98%
Tier 1 risk-based capital ratio	10.09%	9.71%
Total risk-based capital ratio	11.13%	10.76%

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

        At December 31, 2005, the Company maintained $29.1 million in cash and cash equivalents primarily consisting of cash and due from banks. In addition, the Company had $182.5 million in available for sale securities and $6.2 million in held to maturity securities. Cash and investment securities totaled of $217.8 million which represented 22.6% of total assets at December 31, 2005 compared to 22.4% at December 31, 2004.

        The Company considers its primary source of liquidity to be its core deposit base, which includes non-interest-bearing and interest-bearing demand deposits, savings, and time deposits under $100,000. This funding source has grown steadily over the years through organic growth and acquisitions and consists of deposits from customers throughout the financial center network. The Company will continue to promote the growth of deposits through its financial center offices. At December 31, 2005, approximately 59.1% of the Company's assets were funded by core deposits acquired within its market area. An additional 9.8% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

Off-Balance Sheet Arrangements

        The Company's financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments, at December 31, 2005 totaled $279.3 million. This consisted of $61.8 million in commercial real estate and construction loans, $51.7 million in home equity lines of credit, $156.6 million in unused business lines of credit and $9.2 million in standby letters of credit and the remainder in other unused commitments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Any amounts actually drawn upon, management believes, can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Contractual Obligations

        The following table represents the Company's aggregate on and off balance sheet contractual obligations to make future payments.

	December 31, 2005
	Less than 1 year	1-3 Years	4-5 Years	5 Years	Over Total
	(in thousands)
Time deposits	$156,042	$88,530	$13,414	$1,364	$259,350
Long-term debt	18,500	19,500	5,000	—	43,000
Junior subordinated debt	20,150	—	—	—	20,150
Operating leases	2,912	4,487	3,950	18,988	30,337
Unconditional purchase obligations	406	883	978	167	2,434

Total	$198,010	$113,400	$23,342	$20,519	$355,271

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

Analysis of Changes in Interest Income(1)(2)(3)

	2005/2004 Increase (Decrease) Due to Change in			2004/2003 Increase (Decrease) Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)
Interest-bearing deposits in other banks and federal funds sold	$9	$—	$9	$(7)	$3	$(4)
Securities (taxable)	13	735	748	393	425	818
Securities (tax-exempt)	(126)	31	(95)	(107)	(11)	(136)
Loans	13,106	3,500	16,606	5,200	(1,761)	3,863

Total Interest Income	13,002	4,266	17,268	5,478	(1,344)	4,541

Short-term borrowed funds	585	1,571	2,156	611	212	823
Long-term borrowed funds	605	334	939	(1,120)	(456)	(1,553)
Interest-bearing demand deposits	985	1,063	2,048	314	20	334
Savings deposits	(2)	82	80	102	205	307
Time deposits	2,008	246	2,254	777	(533)	245

Total Interest Expense	4,181	3,296	7,477	684	(552)	156

Increase (Decrease) in Net Interest Income	$8,821	$970	$9,791	$4,794	$(792)	$4,385

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

	Year Ended December 31,
	2005			2004			2003
	Average Balances	Interest Income/ Expense	% Rate	Average Balances	Interest Income/ Expense	% Rate	Average Balances	Interest Income/ Expense	% Rate
	(in thousands except percentage data)
Interest Earning Assets:
Interest bearing deposits in other banks and federal funds sold	$1,351	$21	1.52%	$790	$12	1.52%	$1,396	$16	1.22%
Securities (taxable)	166,523	7,444	4.47	166,193	6,696	4.03	155,777	5,878	3.77
Securities (tax-exempt)(1)	15,846	1,076	6.79	17,726	1,171	6.61	19,334	1,308	6.76
Loans(1)(2)	632,631	42,963	6.70	433,941	26,357	5.97	352,438	22,494	6.38

Total interest earning assets	816,351	51,504	6.22	618,650	34,236	5.44	528,945	29,696	5.61
Interest Bearing Liabilities:
Interest bearing demand deposits	214,936	3,848	1.79	148,849	1,800	1.21	122,573	1,465	1.20
Savings deposits	62,765	768	1.22	62,983	688	1.09	49,639	380	0.77
Time deposits	238,403	8,909	3.74	184,273	6,655	3.61	164,360	6,409	3.90

Total interest bearing deposits	516,104	13,525	2.62	396,105	9,143	2.31	336,572	8,254	2.45
Short-term borrowings	115,616	3,605	3.12	87,104	1,449	1.66	44,068	626	1.42
Long-term borrowings	50,214	1,642	3.22	39,218	1,333	3.34	65,670	2,960	4.51
Mandatory redeemable capital debenture	20,150	1,547	7.68	16,295	917	5.63	15,000	842	5.61

Total interest bearing liabilities	702,084	20,319	2.89	538,722	12,842	2.38	461,310	12,682	2.75

Noninterest bearing deposits	$111,525			$79,582			$64,763
Net interest margin		$31,185	3.82%		$21,394	3.46%		$17,014	3.22%

(1)
Rates on loans and investment securities are reported on a tax-equivalent basis of 34%.

(2)
Non-accrual loans have been included in average loan balances.

Risk Elements

        Non-performing loans, consisting of loans on non-accrual status, loans past due 90 days or more and still accruing interest, and renegotiated troubled debt increased to $6.3 million at December 31, 2005, an increase from $6.0 million at December 31, 2004. Generally, loans that are more than 90 days past due are placed on non-accrual status. As a percentage of total loans, non-performing loans represented .94% at December 31, 2005 and .99% at December 31, 2004. The allowance for loan losses represents 120.50% of non-performing loans at December 31, 2005, compared to 121.08% at December 31, 2004.

        The Company continues to emphasize credit quality and believes that pre-funding analysis and diligent intervention at the first signs of delinquency will help to maintain these levels.

        The following table is a summary of non-performing loans and renegotiated loans for the years presented.

	Non-performing Loans As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Non-accrual loans:
Real estate	$1,231	$2,447	$129	$258	$215
Consumer	366	—	18	—	5
Commercial	3,970	471	674	971	531

Total	5,567	2,918	821	1,229	751
Loans past due 90 days or more and still accruing interest:
Real estate	12	2,384	46	—	—
Consumer	—	33	16	11	8
Commercial	594	548	—	53	56

Total loans past due 90 days or more	606	2,965	62	64	64
Troubled debt restructurings:
Real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial	150	103	631	112	116

Total troubled debt restructurings	150	103	631	112	116

Total non-performing loans	$6,323	$5,986	$1,514	$1,405	$931

        At December 31, 2005, there was $2.2 million of commercial loans for which payments are current, but where the borrowers were experiencing significant financial difficulties, that were not classified as non-accrual.

        The following summary shows the impact on interest income of non-accrual and restructured loans for the year ended December 31, 2005 (in thousands):

Amount of interest income on loans that would have been recorded under original terms	$143
Interest income reported during the period	$112

Provision and Allowance for Loan Losses

        The provision for loan losses for 2005 was $1.5 million compared to $1.3 million in 2004 and $965,000 in 2003. The Company performs a review of the credit quality of its loan portfolio on a monthly basis to determine the adequacy of the allowance for possible loan losses. The Company experienced growth in the loan portfolio of 9.7% in 2005 and 66.8% in 2004. The allowance for loan losses at December 31, 2005 was $7.6 million, or 1.16% of outstanding loans, compared to $7.2 million or 1.22% of outstanding loans at December 31, 2004. The increase in the provision for loan losses for 2005 over 2004 is primarily a result of loan growth.

        The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio. Additions to the allowance are charged through the provision for loan losses. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, value of any collateral, risk characteristics in the loan portfolio, and local and national economic conditions. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Based upon the results of such reviews, management believes that the allowance for loan losses at December 31, 2005 was adequate to absorb credit losses inherent in the portfolio as of that date.

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

Allocation of Allowance for Loan Losses
(In thousands except percentage data)

	As of December 31,
	2005		2004		2003		2002		2001
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial	$6,318	49.4%	$6,071	46.9%	$3,391	47.5%	$3,095	53.4%	$2,467	53.7%
Residential Real Estate	229	49.0	387	51.1	277	49.4	374	42.7	648	42.5
Consumer	884	1.6	782	2.0	598	3.1	500	3.9	459	3.8

Total
Allocated	7,431	100.0	7,240	100.0	4,266	100.0	3,969	100.0	3,574	100.0
Unallocated	188	—	8	—	90	—	213	—	149	—

TOTAL	$7,619	100.0%	$7,248	100.0%	$4,355	100.0%	$4,182	100.0%	$3,723	100.0%

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

Analysis of the Allowance for Loan Losses
(in thousands except ratios)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Balance, Beginning of year	$7,248	$4,356	$4,182	$3,723	$3,571
Conversion Balance	—	2,079	—	—	—
Charge-offs:
Commercial	663	315	771	799	761
Real Estate	413	202	49	57	85
Consumer	202	111	133	211	134

Total	1,278	628	953	1,067	980
Recoveries:
Commercial	53	9	59	41	42
Real Estate	89	87	9	10	22
Consumer	47	25	94	20	56

Total	189	121	162	71	120

Net Charge-offs	1,089	507	791	996	860

Provision Charged to Operations	1,460	1,320	965	1,455	1,012

Balance, End of Year	$7,619	$7,248	$4,356	$4,182	$3,723

Average Loans	$632,631	$433,941	$352,438	$326,814	$294,136
Ratio of Net Charge-off to Average Loans	0.17%	0.12%	0.22%	0.30%	0.29%
Ratio of Allowance to Loans, End of Year	1.16%	1.22%	1.22%	1.25%	1.23%

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

        The Bank's commercial lenders have approval authority up to designated individual limits, along with joint lending authority up to $750,000. Loans in excess of $750,000 are presented to the Bank's Credit Committee, comprised of the President, Chief Lending Officer, Credit Manager, Loan Review Officer (non-voting), and selected commercial lenders. The Credit Committee can approve loans up to $2,500,000 and recommend loans to the Executive Loan Committee for approval up to approximately

$7,020,000 (which represents 65% of the Bank's legal lending limit of approximately $10,800,000). The Executive Loan Committee is composed of the President, Chief Financial Officer, Chief Lending Officer, Loan Review Officer (non-voting member) and selected Board members. Loans up to the Bank's legal lending limit are submitted to the Board for approval. The Bank has established an "in-house" lending limit of 80% of its legal lending limit and, at December 31, 2005, the Bank has no loan relationships in excess of its in-house limit.

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

Loan Portfolio

        The following table sets forth the Company's loan distribution at the periods presented:

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Commercial, Financial, and Agricultural	$322,875	$279,756	$180,378	$179,144	$162,227
Real Estate Construction	61,123	30,039	21,498	10,245	4,344
Residential Real Estate	259,434	274,417	144,335	132,714	123,976
Consumer	10,812	12,116	11,285	13,081	11,376

Total	$654,244	$596,328	$357,496	$335,184	$301,923

Loan Maturities

        The following table shows the maturity of commercial, financial and agricultural loans outstanding at December 31, 2005:

	Maturities of Outstanding Loans
	Within One Year	After One But Within Five Years	After Five Years	Total
	(in thousands)
Commercial, Financial, and Agricultural	$7,984	$59,757	$255,134	$322,875

Maturity of Certificates of Deposit of $100,000 or More

        The following table sets forth the amounts of the Bank's certificates of deposit of $100,000 or more by maturity date.

December 31, 2005
(in thousands)
Three Months or Less	$13,610
Over Three Through Six Months	19,995
Over Six Through Twelve Months	25,234
Over Twelve Months	30,477

TOTAL	$89,316

Securities Portfolio Maturities and Yields

        The following table sets forth information about the maturities and weighted average yield on the Company's securities portfolio. Floating rate securities are included in the "Due in 1 Year or Less" bucket. Yields are not reported on a tax equivalent basis.

	Amortized Cost at December 31, 2005
Securities Available For Sale	Due in 1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total
	(In thousands except percentage data)
Obligations of U.S. Government Agencies and Corportations	$650	$9,862	$—	$314	$10,826
	3.06%	3.99%	—%	4.06%	3.94%
State and Municipal Obligations	$—	$500	$10,347	$8,838	$19,685
	—%	4.30%	4.01%	5.31%	4.60%
Other Securities and Equity Securities	$—	$4,199	$1,000	$24,641	$29,840
	—%	5.29%	5.35%	5.22%	5.23%
Mortgage Backed Securities					$126,944
					4.20%
	Amortized Cost at December 31, 2005
Securities Held to Maturity	Due in 1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total
	(In thousands except percentage data)
Obligations of U.S. Government Agencies and Corportations	$2,008	$—	$—	$—	$2,008
	2.16%	—%	—%	—%	2.16%
Other Securities and Equity Securities	$—	$—	$—	$4,165	$4,165
	—%	—%	—%	7.72%	7.72%

Securities Portfolio

        The following table sets forth the amortized cost of the Company's investment securities at its last three fiscal year ends:

	As of December 31,
Securities Available For Sale
	2005	2004	2003
	(In thousands)
Obligations of U.S. Treasuries	$650	$1,986	$—
Obligations of U.S. Government Agencies and Corporations	10,176	5,324	4,524
State and Municipal Obligations	19,685	14,237	26,585
Mortgage Backed Securities	126,944	119,541	136,309
Other Securities and Equity Securities	29,840	25,083	32,803

Total	$187,295	$166,171	$200,221

	As of December 31,
Securities Held to Maturity
	2005	2004	2003
	(In thousands)
Obligations of U.S. Government Agencies and Corporations	$2,008	$2,071	$—
Other Securities and Equity Securities	4,165	4,332	—

Total	$6,173	$6,403	$—

        For purposes of financial reporting, available for sale securities are reflected at estimated fair value.

Average Deposits and Average Rates by Major Classification

        The following table sets forth the average balances of the Bank's deposits and the average rates paid for the years presented.

	Year Ended December 31,
	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non-interest bearing demand	$111,525		$79,582		$64,763
Interest bearing demand	214,936	1.79%	148,849	1.21%	122,573	1.20%
Savings deposits	62,765	1.22%	62,983	1.09%	49,639	0.77%
Time deposits	238,403	3.74%	184,273	3.61%	164,360	3.90%

Total	$627,629		$475,687		$401,335

Other Borrowed Funds

        Other borrowings at December 31, 2005 consisted of overnight borrowings from the FHLB under a repurchase agreement, overnight borrowings from other correspondent financial institutions, and repurchase agreements with customers and other financial institutions. The borrowings are collateralized by certain qualifying assets of the Bank.

        Federal funds purchased by the Bank were $66.2 million and $36.1 million at December 31, 2005 and 2004, respectively. The federal funds purchased typically mature in one day.

        Information concerning the short-term borrowings is summarized as follows:

	As of December 31,
	2005	2004	2003
	(In thousands except percentage data)
Federal funds purchased:
Average balance during the year	$59,611	$43,273	$18,876
Rate	3.55%	1.50%	1.26%
Securities sold under agreements to repurchase:
Average balance during the year	24,073	18,831	25,192
Rate	2.51%	1.29%	1.54%
Maximum month end balance of short-term borrowings during the year	$109,624	$53,200	$83,678

Dividends and Shareholders' Equity

        The Company declared cash dividends in 2005 of $0.70 per share, and $0.65 per share in 2004.

	Year Ended December 31,
	2005	2004	2003
Return on average assets	0.95%	0.78%	0.84%
Return on average equity	9.36%	8.69%	9.39%
Dividend payout ratio	40.45%	51.24%	44.41%
Average equity to average assets	10.16%	9.03%	8.99%

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        The discussion concerning the effects of interest rate changes on the Company's estimated net interest income for the year ended December 31, 2005 set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity" in Item 7 hereof, is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Leesport Financial Corp.
Wyomissing, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Leesport Financial Corp., and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leesport Financial Corp. and its subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Leesport Financial Corp.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management's assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ BEARD MILLER COMPANY LLP
Reading, Pennsylvania March 10, 2006

LEESPORT FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(Dollar amounts in thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Cash and due from banks	$29,063	$22,643
Interest-bearing deposits in banks	68	1,412

Total cash and cash equivalents	29,131	24,055
Mortgage loans held for sale	16,556	9,799
Securities available for sale	182,541	165,778
Securities held to maturity, fair value 2005 - $6,299; 2004 - $6,298	6,173	6,403
Loans, net of allowance for loan losses 2005 - $7,619; 2004 - $7,248	646,625	589,080
Premises and equipment, net	7,811	8,600
Identifiable intangible assets	5,150	5,790
Goodwill	38,814	38,227
Bank owned life insurance	11,703	11,355
Other assets	21,248	18,295

Total assets	$965,752	$877,382

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	$115,978	$107,442
Interest bearing	543,752	504,849

Total deposits	659,730	612,291
Securities sold under agreements to repurchase	69,455	52,800
Federal funds purchased	66,230	36,092
Long-term debt	43,000	54,500
Junior subordinated debt	20,150	20,150
Other liabilities	12,431	10,614

Total liabilities	870,996	786,447

Shareholders' equity
Common stock, $5.00 par value; authorized 20,000,000 shares; issued:
5,111,178 shares at December 31, 2005 and 5,031,021 shares at December 31, 2004	25,556	25,154
Surplus	52,581	51,210
Retained earnings	20,790	15,592
Accumulated other comprehensive loss	(3,143)	(119)
Treasury stock; 49,691 shares at December 31, 2005 and 46,645 shares at December 31, 2004, at cost	(1,028)	(902)

Total shareholders' equity	94,756	90,935

Total liabilities and shareholders' equity	$965,752	$877,382

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2005, 2004 and 2003
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Interest income:
Interest and fees on loans	$42,646	$26,181	$22,406
Interest on securities:
Taxable	6,697	6,216	5,719
Tax-exempt	723	782	848
Dividend income	566	420	181
Interest on federal funds sold	—	4	9
Other interest income	21	8	7

Total interest income	50,653	33,611	29,170

Interest expense:
Interest on deposits	13,525	9,141	8,254
Interest on short-term borrowings	2,118	652	238
Interest on securities sold under agreements to repurchase	1,487	799	388
Interest on long-term debt	1,642	1,333	2,960
Interest on junior subordinated debt	1,547	917	842

Total interest expense	20,319	12,842	12,682

Net interest income	30,334	20,769	16,488
Provision for loan losses	1,460	1,320	965

Net interest income after provision for loan losses	28,874	19,449	15,523

Other income:
Customer service fees	2,687	1,947	1,539
Mortgage banking activities, net	5,379	2,096	2,435
Commissions and fees from insurance sales	11,634	10,781	9,200
Broker and investment advisory commissions and fees	998	528	696
Earnings on investment in life insurance	443	625	432
Gain on sale of loans	676	432	269
Gain on sale of financial centers	—	—	3,073
Other income	1,677	915	936
Net realized gains on sales of securities	371	345	284

Total other income	23,865	17,669	18,864

Other expense:
Salaries and employee benefits	23,090	17,159	13,560
Occupancy expense	4,466	2,596	2,023
Equipment expense	2,523	1,971	1,520
Marketing and advertising expense	1,577	1,170	1,223
Amortization of identifiable intangible assets	640	432	309
Professional services	1,728	1,146	1,140
Outside processing services	2,741	2,138	2,163
Insurance expense	630	535	375
FHLB advance prepayment expense	—	—	2,482
Merger related expense	—	899	—
Other expense	3,886	2,502	2,765

Total other expense	41,281	30,548	27,560

Income before income taxes	11,458	6,570	6,827
Income taxes	2,727	1,154	1,878

Net income	$8,731	$5,416	$4,949

Basic earnings per share	$1.73	$1.38	$1.39

Diluted earnings per share	$1.71	$1.36	$1.38

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2005, 2004 and 2003
(Dollar amounts in thousands, except share data)

	Common Stock
	Number of Shares Issued	Par Value	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2002	3,241,606	$16,208	$15,573	$18,978	$2,141	$—	$52,900
Comprehensive Income:
Net Income	—	—	—	4,949	—	—	4,949
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(1,868)	—	(1,868)

Total comprehensive income							3,081

Purchase of treasury stock	—	—	—	—	—	(1,054)	(1,054)
Common stock issued in connection with Directors' compensation	8,445	42	122	—	—	—	164
Common stock issued in connection with director and employee stock purchase plans	27,310	137	348	—	—	—	485
Common stock dividend (5%)	161,949	810	2,383	(3,200)	—	—	(7)
Cash dividends declared ($0.62 per share)	—	—	—	(2,192)	—	—	(2,192)

Balance, December 31, 2003	3,439,310	17,197	18,426	18,535	273	(1,054)	53,377
Comprehensive Income:
Net Income	—	—	—	5,416	—	—	5,416
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(392)	—	(392)

Total comprehensive income							5,024

Purchase of treasury stock	—	—	—	—	—	(140)	(140)
Additional consideration in connection with acquisitions	20,938	105	458	3	—	299	865
Common stock issued in connection with acquisitions	1,311,010	6,552	27,533	—	—	(7)	34,078
Common stock issued in connection with Directors' compensation	6,890	34	128	—	—	—	162
Common stock issued in connection with director and employee stock purchase plans	15,999	80	264	—	—	—	344
Common stock dividend declared (5%)	236,874	1,186	4,401	(5,587)	—	—	—
Cash dividends declared ($0.65 per share)	—	—	—	(2,775)	—	—	(2,775)

Balance, December 31, 2004	5,031,021	25,154	51,210	15,592	(119)	(902)	90,935
Comprehensive Income:
Net Income	—	—	—	8,731	—	—	8,731
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(3,024)	—	(3,024)

Total comprehensive income							5,707

Purchase of treasury stock	—	—	—	—	—	(348)	(348)
Additional consideration in connection with acquisitions	—	—	78	—	—	222	300
Common stock issued in connection with Directors' compensation	6,391	32	129	—	—	—	161
Common stock issued in connection with director and employee stock purchase plans	73,766	378	1,116	—	—	—	1,494
Tax benefits from employee stock transactions	—	—	50	—	—	—	50
Fractional shares in connection with stock dividend paid	—	(8)	(2)	(1)	—	—	(11)
Cash dividends declared ($0.70 per share)	—	—	—	(3,532)	—	—	(3,532)

Balance, December 31, 2005	5,111,178	$25,556	$52,581	$20,790	$(3,143)	$(1,028)	$94,756

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2005, 2004 and 2003
(Amounts in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities
Net Income	$8,731	$5,416	$4,949
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,460	1,320	965
Provision for depreciation and amortization of premises and equipment	1,665	1,392	1,134
Provision for decline in value of real estate	—	—	191
Amortization of identifiable intangible assets	640	432	309
Deferred income taxes	397	(82)	(55)
Director stock compensation	161	163	164
Net amortization of securities premiums and discounts	461	614	1,549
Amortization of mortgage servicing rights	29	94	284
Increase in mortgage servicing rights	(271)	(134)	(126)
Net realized loss (gain) on sale of foreclosed real estate	51	7	(36)
Net realized gains on sales of securities	(371)	(345)	(284)
Proceeds from sales of loans held for sale	269,011	89,404	124,514
Net gains on sale of loans	(5,249)	(2,175)	(2,433)
Loans originated for sale	(270,519)	(82,899)	(102,384)
Realized (gain) loss on sale of premises and equipment	(19)	—	4
Increase in investment in life insurance	(348)	(567)	(396)
Gain on sale of financial centers	—	—	(3,073)
Tax benefits from employee stock transactions	50	—	—
Decrease (Increase) in accrued interest receivable and other assets	748	2,994	(2,535)
(Decrease) Increase in accrued interest payable and other liabilities	(139)	728	(4,809)

Net Cash Provided by Operating Activities	6,488	16,362	17,932

Cash Flow From Investing Activities
Available for sale securities:
Purchases	(57,889)	(40,341)	(181,359)
Principal repayments, maturities and calls	28,798	27,229	79,817
Proceeds from sales	8,241	45,048	55,047
Net decrease (increase) in federal funds sold	—	1,100	(1,100)
Net increase in loans receivable	(75,962)	(60,522)	(56,364)
Proceeds from sale of loans	16,957	8,518	8,726
Net Increase in Federal Home Loan Bank Stock	(281)	(250)	(671)
Proceeds from sale of foreclosed real estate	(119)	283	367
Proceeds from the sale of premises and equipment	163	7,707	1,735
Purchases of premises and equipment	(1,078)	(2,456)	(5,577)
Disposals of premises and equipment	58	—	—
Purchases of bank owned life insurance	—	—	(3,778)
Net cash received (used) in acquisitions	—	9,260	(1,045)
Purchase of limited partnership investment	(1,050)	(2,275)	(1,675)

Net Cash Used In Investing Activities	(82,162)	(6,699)	(105,877)

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2005, 2004 and 2003
(Amounts in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash Flow From Financing Activities
Net increase in deposits	47,439	23,560	88,265
Net increase (decrease) in federal funds purchased	30,138	(53,588)	52,904
Net increase in securities sold under agreements to repurchase	16,655	11,212	16,655
Proceeds from long-term debt	3,000	25,500	14,000
Repayments of long-term debt	(14,500)	(5,500)	(51,700)
Purchase of treasury stock	(348)	(140)	(1,054)
Proceeds from the exercise of stock options and stock purchase plans	1,494	344	485
Reissuance of treasury stock	300	292	—
Cash dividends paid	(3,428)	(2,526)	(2,160)
Net cash disbursed with sale of financial centers	—	—	(30,702)

Net Cash Provided By (Used In) Financing Activities	80,750	(846)	86,693

Increase (decrease) in cash and cash equivalents	5,076	8,817	(1,252)
Cash and cash equivalents:
January 1	24,055	15,238	16,490

December 31	$29,131	$24,055	$15,238

Cash payments for:
Interest	$19,756	$12,396	$13,099

Taxes	$1,585	$1,363	$1,755

Supplemental Schedule of Non-cash Investing and Financing Activities
Other real estate acquired in settlement of loans	$68	$112	$519

See Notes to Consolidated Financial Statements.

1.    Significant Accounting Policies

Principles of consolidation:

        The consolidated financial statements include the accounts of Leesport Financial Corp. (the "Company"), a bank holding company, which has elected to be treated as a financial holding company, and its wholly-owned subsidiaries, Leesport Bank (the "Bank"), Essick & Barr, LLC ("Essick & Barr") and Madison Financial Advisors, LLC ("Madison Financial"). As of December 31, 2005, the Bank's wholly-owned subsidiaries were Leesport Realty Solutions, LLC and Leesport Mortgage Holdings, LLC. All significant intercompany accounts and transactions have been eliminated.

Nature of operations:

        The Bank provides full banking services. Essick & Barr provides risk management services, employee benefits insurance and personal and commercial insurance coverage through multiple insurance companies. Madison Financial provides investment advisory and brokerage services. Leesport Realty Solutions, LLC provides title insurance and other real estate related services to the Company's customers through limited partnership arrangements with unaffiliated third parties involved in the real estate services industry. Leesport Mortgage Holdings, LLC provides mortgage brokerage services through its limited partnership agreements with unaffiliated third parties involved in the real estate services industry. First Leesport Capital Trust I, Leesport Capital Trust II and Madison Statutory Trust I are trusts formed for the purpose of issuing mandatory redeemable debentures on behalf of the Company. These trusts are wholly-owned subsidiaries of the Company, but are not consolidated for financial statement purposes. See "Junior Subordinated Debt" in footnote 10. The Company and the Bank are subject to the regulations of various federal and state agencies and undergo periodic examinations by various regulatory authorities.

Use of estimates:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets and the determination of other-than-temporary impairment on securities.

Significant group concentrations of credit risk:

        Most of the Company's banking, insurance and wealth management activities are with customers located within Berks, Schuylkill, Philadelphia, Montgomery and Delaware Counties, as well as, within other southeastern Pennsylvania market areas. Note 4 details the Company's investment securities portfolio for both available for sale and held to maturity investments. Note 5 discusses the Company's loan concentrations. Although the Company has a diversified loan portfolio, its debtors' ability to honor contracts is influenced by the region's economy.

Reclassifications:

        For comparative purposes, certain amounts in prior years' consolidated financial statements have been reclassified to conform to report classifications of the current year. The reclassifications had no effect on net income.

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

        The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful or substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value for that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Loans held for sale:

        Mortgage loans originated and intended for sale in the secondary market at the time of origination are carried at the lower of cost or estimated fair value on an aggregate basis. The majority of all sales are made with 90 day recourse. At December 31, 2005 and 2004, there were $16.6 million and $9.8 million, respectively, of residential mortgage loans held for sale.

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

Bank-owned life insurance:

        The Bank invests in bank owned life insurance ("BOLI") as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies in the amount of $11.7 million and $11.4 million at December 31, 2005 and 2004, respectively. Income from the increase in cash surrender value of the policies is included in other income on the income statement.

Stock-based compensation:

        At December 31, 2005, the Company had two stock-based compensation plans, which are described more fully in Note 12. The Company accounts for these stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" to stock-based compensation.

	Years ended December 31,
	2005	2004	2003
	(In thousands)
Net income, as reported	$8,731	$5,416	$4,949
Deduct total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(580)	(143)	(159)

Pro forma net income	$8,151	$5,273	$4,790

Basic earning per share:
As reported	$1.73	$1.38	$1.39
Pro forma	$1.62	$1.34	$1.35
Diluted earnings per share:
As reported	$1.71	$1.36	$1.38
Pro forma	$1.60	$1.32	$1.34

        The fair value of options granted during 2005, 2004 and 2003 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2005	2004	2003
	(In thousands)
Dividend yield	2.95%	2.85%	3.25%
Expected life	7 years	7 years	7 years
Expected volatility	17.83%	19.00%	21.25%
Risk-free interest rate	4.29%	3.85%	3.35%
Weighted average fair value of options granted	$4.32	$4.34	$3.36

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

        During 2002, the Company entered into an interest rate swap to convert its fixed rate long-term debt to floating rate debt. Both the interest rate swap and the related debt are recorded on the balance sheet at fair value through adjustments to interest expense. For the years ended December 31, 2005, 2004 and 2003, the ineffective portion of the fair value hedge was minimal.

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

        The Company's calculation of earnings per share for the years ended December 31, 2005, 2004, and 2003 is as follows:

	Income (numerator)	Weighted Average shares (denominator)	Per share amount
	(In thousands except per share data)
2005
Basic earnings per share:
Net income available to common shareholders	$8,731	5,040	$1.73
Effect of dilutive stock options	—	59	(0.02)

Diluted earnings per share:
Net income available to common shareholders plus assumed conversion	$8,731	5,099	$1.71

2004
Basic earnings per share:
Net income available to common shareholders	$5,416	3,929	$1.38
Effect of dilutive stock options	—	60	(0.02)

Diluted earnings per share:
Net income available to common shareholders plus assumed conversion	$5,416	3,989	$1.36

2003
Basic earnings per share:
Net income available to common shareholders	$4,949	3,557	$1.39
Effect of dilutive stock options	—	38	(0.01)

Diluted earnings per share:
Net income available to common shareholders plus assumed conversion	$4,949	3,595	$1.38

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

        The components of other comprehensive loss and related tax effects were as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Unrealized holding losses on available for sale securities	$(3,996)	$(461)	$(2,530)
Reclassification adjustment for unrealized gains amortized from transfer of available for sale securities to held to maturity	(140)	140	—
Reclassification adjustment for (gains) realized in income	(371)	(345)	(284)

Net unrealized losses	(4,507)	(666)	(2,814)
Income tax effect	1,483	274	946

Other comprehensive loss	$(3,024)	$(392)	$(1,868)

Segment reporting:

        The Bank acts as an independent community financial services provider which offers traditional banking and related financial services to individual, business and government customers. Through its branch and automated teller machine networks, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services. Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial and retail operations of the Bank. As such, discrete financial information is not available and segment reporting would not be meaningful. See Note 18 for a discussion of insurance operations, investment advisory and brokerage operations and mortgage banking operations.

Recently issued accounting standards:

        In January 2003, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors" ("EITF 03-1"), and in March 2004, the EITF issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In July 2005, FASB adopted the recommendation of its staff to nullify key parts of EITF 03-1. The staff's recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the staff recommends entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115.

        In July 2005, the FASB issued a proposed interpretation of FAS 109, "Accounting for Income Taxes," to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. Management is currently in the process of determining the impact of adoption of the interpretation as proposed on the Company's consolidated financial statements.

        In June 2005, the EITF reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" ("EITF 05-6"). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The Company is evaluating the impact, if any, of EITF 05-6 on its consolidated financial statements.

        In October 2005, the FASB issued FASB Staff Position FAS 13-1 ("FSP FAS 13-1"), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period beginning after December 15, 2005. FSP FAS 13-1 is effective for our Company as of the first quarter of fiscal 2006. Management has evaluated the provisions of FSP FAS 13-1 and do not believe that its adoption will have a material impact on the Company's financial condition or results of operations.

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) replaces Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies' footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.

        In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), "Share-Based Payment," providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R) on January 1, 2006.

        On April 14, 2005, the Securities and Exchange Commission ("SEC") adopted a new rule that amends the compliance dates for Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). Under the new rule, the Company is required to adopt SFAS No. 123R in the first annual period beginning after September 15, 2005. Using the modified prospective method, the Company estimates that total stock-based compensation expense, net of related tax effects, will be approximately $86,000 for the year ending December 31, 2006. Any additional impact will be determined by share-based payments granted in future periods.

        In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of SFAS No. 143," ("FIN 47"). This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 is effective for all fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year companies). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. We do not expect the adoption of FIN 47 to materially impact our condensed consolidated financial statements.

        In May 2005, FASB issued SFAS 154, "Accounting Changes and Error Corrections." The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, "Accounting Changes," and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on the Company's consolidated financial statements.

        In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3 (SOP 03-3), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer, including business combinations, if those differences are attributable, at least in part, to credit quality. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004. The Company adopted the provisions of SOP 03-3 on January 1, 2005 and it did not have a material effect on the Company's consolidated financial statements.

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

        The Company paid cash of $1.0 million for CrosStates on September 30, 2003 and recorded a liability of $1.4 million, payable to the shareholder of CrosStates in cash and stock at the then current market value. This liability is included in other liabilities. After the first and second years following the acquisition, $1.0 million and $0.4 million, respectively, will be paid to the former shareholder of CrosStates. On October 1, 2004, the Company paid the shareholder of CrosStates $500,000 in cash and $500,000 in fair market value of the Company's stock. Also, there are contingent payments totaling up to $1.2 million, payable to the former shareholder in cash and stock at the then current market value based on CrosStates achieving certain annual revenue levels through September 30, 2005. On March 17, 2005, the Company and the seller amended the asset purchase agreement to increase the payment to the seller in the second year following the acquisition of CrosStates to $1.0 million. The $0.6 million increase was recorded as goodwill and a liability payable to the seller in stock at the then current market value. Under the amended agreement, the total potential amount of contingent payments was correspondingly reduced from $1.2 million to $0.6 million.

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

        In accordance with the provisions of SFAS No. 142, the Company continues to amortize other intangible assets over the estimated remaining life of each respective asset. Amortizable intangible assets were composed of the following:

	December 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortizable intangible assets:
Purchase of client accounts (20 year weighted average useful life)	$3,295	$472	$3,295	$308
Employment contracts (7 year weighted average useful life)	1,075	500	1,075	338
Assets under management (20 year weighted average useful life)	184	31	184	21
Tradename (20 year weighted average useful life)	196	118	196	79
Core deposit intangible (7 year weighted average useful life)	1,852	331	1,852	66

Total	$6,602	$1,452	$6,602	$812

Aggregate Amortization Expense:
For the year ended December 31, 2005	640
For the year ended December 31, 2004	431
For the year ended December 31, 2003	309
Estimated Amortization Expense:
For the year ending December 31, 2006	636
For the year ending December 31, 2007	622
For the year ending December 31, 2008	597
For the year ending December 31, 2009	552
For the year ending December 31, 2010	439

        The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

	Banking and Financial Services	Insurance	Brokerage and Investment Services	Total
	(In thousands)
Balance as of January 1, 2004	$—	$8,555	$645	$9,200
Goodwill acquired during the year 2004	28,235	—	—	28,235
Contingent payments during the year 2004	—	617	175	792

Balance as of December 31, 2004	28,235	9,172	820	38,227
Goodwill adjusted for deferred tax asset recognized during the year 2005	(467)	—	—	(467)
Contingent payments during the year 2005	—	904	150	1,054

Balance as of December 31, 2005	$27,768	$10,076	$970	$38,814

        In 2005, the Company recognized an additional net operating loss carry-forward of approximately $467,000 related to the Madison acquisition. This transaction resulted in an increase in deferred taxes and a decrease in goodwill.

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

3.     Restrictions on Cash and Due from Banks

        The Federal Reserve Bank requires the Bank to maintain average reserve balances. For the years 2005 and 2004, the average of these daily reserve balances approximated $3.8 million and $3.5 million, respectively.

4.     Securities Available For Sale and Securities Held to Maturity

        The amortized cost and estimated fair values of securities held to maturity and securities available for sale were as follows at December 31, 2005 and 2004:

Securities Available For Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2005:
U.S. Treasury	$650	$—	$—	$650
Obligations of U.S. Government agencies and corporations	10,176	—	(213)	9,963
Mortgage-backed debt securities	126,944	3	(3,762)	123,185
State and municipal obligations	19,685	380	(137)	19,928
Other securities	15,135	51	(820)	14,366
Equity securities	14,705	181	(437)	14,449

	$187,295	$615	$(5,369)	$182,541

December 31, 2004:
U.S. Treasury	$1,986	$—	$—	$1,986
Obligations of U.S. Government agencies and
corporations	5,324	20	(25)	5,319
Mortgage-backed debt securities	119,541	91	(1,276)	118,356
State and municipal obligations	14,237	737	(10)	14,964
Other securities	9,813	130	(116)	9,827
Equity securities	15,270	416	(360)	15,326

	$166,171	$1,394	$(1,787)	$165,778

Securities Held To Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2005:
Obligations of U.S. Government agencies and corporations	$2,008	$—	$(5)	$2,003
Corporate debt securities	4,165	142	(11)	4,296

	$6,173	$142	$(16)	$6,299

December 31, 2004:
Obligations of U.S. Government agencies and corporations	$2,071	$—	$(20)	$2,051
Corporate debt securities	4,332	58	(143)	4,247

	$6,403	$58	$(163)	$6,298

        Equity securities include restricted stock in the FHLB of $6.1 million and $5.8 million at December 31, 2005 and 2004, respectively. The FHLB requires the Company to maintain a certain amount of FHLB stock according to a predetermined formula. The stock is carried at cost.

        The following table shows the gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004:

	Less than 12 Months		12 Months or More		Total
Securities Available for Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2005:
U.S. Treasury	$650	$—	$—	$—	650	—
Obligations of U.S. Government agencies and corporations	5,090	(79)	4,400	(134)	9,490	(213)
Mortgage-backed debt securities	39,397	(872)	78,853	(2,890)	118,250	(3,762)
State and municipal obligations	9,299	(137)	—	—	9,299	(137)
Other securities	7,014	(318)	4,206	(502)	11,220	(820)
Equity securities	1,801	(102)	4,675	(335)	6,476	(437)

Total	$63,251	$(1,508)	$92,134	$(3,861)	$155,385	$(5,369)

	Less than 12 Months		12 Months or More		Total
Securities Available for Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Obligations of U.S. Government agencies and corporations	$—	$—	$2,003	$(5)	$2,003	$(5)
Other securities	2,163	(11)	—	—	2,163	(11)

Total	$2,163	$(11)	$2,003	$(5)	$4,166	$(16)

        There were 172 securities in the less than twelve month category and 57 securities in the twelve month or more category. The Company has the ability to hold these securities until maturity or market price recovery. Management believes that the unrealized losses represent temporary impairments of the securities.

        A.    U.S. Government agencies and corporations. The unrealized losses on the Company's investments in obligations of U S Government agencies were caused by interest rate increases. The Company purchased those investments at par or at a discount relative to their face amount and the contractual cash flows are guaranteed by an agency of the U S Government. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2005.

        B.    Federal Agency and Corporate Mortgage-Backed Securities. The unrealized losses on the Company's investments in federal agency and corporate mortgage-backed securities were caused by interest rate increases. The Company purchased those securities at a price relative to the market at the time of the purchase, and the contractual cash flows of those investments are guaranteed either by an agency of the U S Government or the corporate entity. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the

Company does not consider those investments to be other-than-temporarily impaired at December 31, 2005.

        C.    Other Securities. The Company's unrealized loss on investments in other securities relates to $3.0 million investment in financial services industry company notes. The unrealized losses are caused by (a) decreases in profitability and near-term profit forecasts by industry analysts resulting from competitive pricing pressure in the auto manufacturing industry and (b) interest rate increases. The contractual terms of those investments do not permit the companies to settle the securities at a price less than the amortized cost of the investment. While the credit rating for certain issues have decreased during the period, the Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2005.

        D.    Equity Securities. The Company's investments in marketable equity securities primarily consist of investments in preferred stock in a U S government sponsored enterprise ($4.5 million of the fair value and $314,000 of the total unrealized losses in equity security investments) and the common stock of companies in the financial services industry ($2.7 million of the total fair value and where there is a $126,000 net gain). Within the Company's equity securities portfolio is (1) a $4.85 million investment in FHLMC 5.1% Series perpetual preferred stock. The unrealized losses are caused by (a) questions concerning the operating structure of the company, especially in the areas of financial reporting and management control and (b) interest rate increases. Perpetual preferred stock is an equity security that is junior to the entity's debt obligations but senior to common stock. The preferred stock pays quarterly dividends at the above stated fixed rate, and while it does not have a stated maturity date the issuer has the right to retire securities through redemption provisions. FHLMC is a U S government-sponsored enterprise and the Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investment. Because the market value is attributable to operational scrutiny and changes in interest rates and not credit quality, and the Company has the ability and intent to hold those investments until a recovery of fair value, which may be at redemption, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2005. (2) A $141,000 investment in FNMA common stock (1.7% of the fair value and 16.8% of the total unrealized losses in the equity security investments). The government sponsored enterprise has experienced recent growth and is working through its accounting issues and feels optimistic about the near-term prospects. Based on that information and the Company's ability and intent to hold those investments for a reasonable time period sufficient for a recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2005.

December 31, 2004:

	Less than 12 Months		12 Months or More		Total
Securities Available for Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Obligations of U.S. Government agencies and corporations	$2,204	$(25)	$—	$—	$2,204	$(25)
Mortgage-backed debt securities	82,595	(661)	27,072	(615)	109,667	(1,276)
State and municipal obligations	1,437	(9)	350	(1)	1,787	(10)
Other securities	4,646	(88)	15,028	(28)	19,674	(116)
Equity securities	4,791	(360)	—	—	4,791	(360)

Total	$95,673	$(1,143)	$42,450	$(644)	$138,123	$(1,787)

	Less than 12 Months		12 Months or More		Total
Securities held at maturity	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Obligations of U.S. Government agencies and corporations	$2,051	$(20)	$—	$—	$2,051	$(20)
Other securities	—	—	940	(143)	940	(143)

Total	$2,051	$(20)	$940	$(143)	$2,991	$(163)

        During 2004, the Bank transferred $4,196,000 of securities from securities available for sale to securities held to maturity. The securities were transferred at their fair value on the date of transfer which was $164,000 more than the amortized cost of the securities. This difference was reflected as a component of accumulated other comprehensive income and is being amortized over the period to maturity of the respective securities. At December 31, 2005, this difference has been completely amortized.

        The amortized cost and fair value of securities as of December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain securities may be called or prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)		(In thousands)
Due in one year or less	$1,123	$1,123	$2,008	$2,003
Due after one year through five years	14,088	13,164	—	—
Due after five years through ten years	11,347	11,324	—	—
Due after ten years	19,088	19,296	4,165	4,296
Mortgage-backed securities	126,944	123,185	—	—
Equity securities	14,705	14,449	—	—

	$187,295	$182,541	$6,173	$6,299

        Securities with a carrying amount of $153.0 million and $113.0 million at December 31, 2005 and 2004, respectively, were pledged to secure securities sold under agreements to repurchase, public deposits and for other purposes as required or permitted by law.

        The following gross gains and losses were realized on sales of securities available for sale in 2005, 2004 and 2003:

Year	Gains	Losses	Net
2005	$433	$(62)	$371
2004	$973	$(628)	$345
2003	$662	$(378)	$284

5.     Loans

        The components of loans were as follows:

	December 31,
	2005	2004
	(In thousands)
Residential real estate—1 to 4 family	$172,801	$190,666
Residential real estate—multi family	14,398	12,428
Commercial	141,475	141,239
Commercial, secured by real estate	243,350	169,376
Consumer	10,812	12,116
Home equity lines of credit	72,216	71,251

	655,052	597,076
Net deferred loan fees	(808)	(748)
Allowance for loan losses	(7,619)	(7,248)

Loans, net of allowance for loan losses	$646,625	$589,080

        Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Balance, beginning	$7,248	$4,356	$4,182
Provision for loan losses	1,460	1,320	965
Balance acquired in merger	—	2,079	—
Loans charged off	(1,278)	(628)	(953)
Recoveries	189	121	162

Balance, ending	$7,619	$7,248	$4,356

        The recorded investment in impaired loans not requiring an allowance for loan losses was $6.2 million at December 31, 2005 and $5.9 million at December 31, 2004. The recorded investment in impaired loans requiring an allowance for loan losses was $2.2 million and $2.4 million at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, the related allowance for loan losses associated with those loans was $1.4 million and $1.4 million, respectively. For the years ended December 31, 2005, 2004 and 2003, the average recorded investment in these impaired loans was $8.1 million, $5.6 million and $5.8 million, respectively; and the interest income recognized on impaired loans was $356,000 for 2005, $236,000 for 2004 and $287,000 for 2003.

        Loans on which the accrual of interest has been discontinued amounted to $5,567,000 and $2,918,000 at December 31, 2005 and 2004 respectively. Loan balances past due 90 days or more and still accruing interest but which management expects will eventually be paid in full, amounted to $606,000 and $2,965,000 at December 31, 2005 and 2004.

6.     Loan Servicing

        Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of these loans as of December 31, 2005 and 2004 was $29.1 million and $33.5 million, respectively.

        The balance of capitalized servicing rights included in other assets at December 31, 2005 and 2004, was $685,000 and $443,000, respectively. The fair value of these rights was $685,000 and $443,000, respectively. The fair value of servicing rights was determined using a 9.0 percent discount rate for 2005 and 2004.

        The following summarizes mortgage servicing rights capitalized and amortized:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Mortgage servicing rights capitalized	$271	$134	$126

Mortgage servicing rights amortized	$29	$94	$284

7.     Premises and Equipment

        Components of premises and equipment were as follows:

	December 31,
	2005	2004
	(In thousands)
Land and land improvements	$263	$407
Buildings	816	816
Leasehold improvements	3,365	3,275
Furniture and equipment	8,802	8,553

	13,246	13,051
Less accumulated depreciation	5,435	4,451

Premises and equipment, net	$7,811	$8,600

        In the second quarter of 2005, the Company sold a parcel of land located in Luzerne County, Pennsylvania. The proceeds of the sale were approximately $163,000. The Company recognized a gain of approximately $19,000 on the transaction.

        In the fourth quarter of 2004, the Company sold six branch locations and leased them back from the purchaser with a lease term of 20 years. The proceeds of the sale were $7.7 million. The gain on the transaction was $712,000 and will be amortized over the 20 year lease term.

        Certain facilities and equipment are leased under various operating leases. Rental expense for these leases was $3,215,000, $1,633,000 and $1,100,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum rental commitments under non-cancelable leases as of December 31, 2005 were as follows:

2006	$2,912,000
2007	2,298,000
2008	2,189,000
2009	2,088,000
2010	1,862,000
Subsequent to 2010	18,988,000

Total minimum payments	$30,337,000

8.     Deposits

        The components of deposits were as follows:

	December 31,
	2005	2004
	(In thousands)
Demand, non-interest bearing	$115,978	$107,442
Demand, interest bearing	212,035	201,202
Savings	72,367	74,058
Time, $100,000 and over	89,316	71,784
Time, other	170,034	157,805

Total deposits	$659,730	$612,291

        At December 31, 2005, the scheduled maturities of time deposits were as follows (in thousands):

2006	$156,042
2007	60,092
2008	28,438
2009	8,347
2010	5,067
Thereafter	1,364

$259,350

9.     Borrowings and Other Obligations

        At December 31, 2005 and 2004, the Bank had purchased federal funds from the Federal Home Loan Bank totaling $66.2 million and $36.1 million, respectively.

        During 2003, the Bank entered into securities sold under agreements to repurchase totaling $25 million with terms ranging from 1 to 3 years and interest rates ranging from 1.34% to 2.60%. During 2004, the Bank entered into securities sold under agreements to repurchase totaling $5 million with terms of 2 years and at interest rates of 2.84%. During 2005, the Bank entered into securities sold under agreements to repurchase totaling $30 million. These securities sold under agreements to repurchase have a 5 year term, carry a variable interest rate tied to the three month LIBOR rate minus 75 basis points ranging from 3.62% to 3.78%, and, in 2006, may either convert to a fixed rate loan or may be called. Total borrowings under these repurchase agreements were $45.0 million and $25.0 million at December 31, 2005 and 2004, respectively.

        These repurchase agreements are treated as financings with the obligations to repurchase securities sold reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains recorded as an asset, although the securities underlying the agreements are delivered to the broker who arranged the transactions. In certain instances, the brokers may have sold, loaned, or disposed of the securities to other parties in the normal course of their operations, and have agreed to deliver to the Company substantially similar securities at the maturity of the agreement. The broker/dealers who participated with the Company in these agreements are primarily broker/dealers reporting to the Federal Reserve Bank of New York. Securities underlying sales of securities under repurchase agreements consisted of investment securities that had an amortized cost of $52.0 million and a market value of $50.3 million at December 31, 2005.

        At December 31, 2005, the securities sold under agreements to repurchase consisted of the following:

Date Funded	Amount	Term	Interest Rate
	(In thousands)
9/24/2003	3,900	3 year	2.60%
9/24/2003	1,100	3 year	2.60%
9/30/2003	3,900	3 year	2.56%
9/30/2003	1,100	3 year	2.56%
9/24/2004	2,300	2 year	2.84%
9/24/2004	2,700	2 year	2.84%
8/19/2005	1,131	5 year	3.62%
8/19/2005	1,933	5 year	3.62%
8/19/2005	2,904	5 year	3.62%
8/19/2005	1,827	5 year	3.62%
8/19/2005	1,861	5 year	3.62%
8/19/2005	1,908	5 year	3.62%
8/19/2005	1,600	5 year	3.62%
8/19/2005	2,022	5 year	3.62%
8/19/2005	1,885	5 year	3.62%
8/19/2005	1,502	5 year	3.62%
8/19/2005	1,427	5 year	3.62%
9/30/2005	3,190	5 year	3.78%
9/30/2005	1,014	5 year	3.78%
9/30/2005	165	5 year	3.78%
9/30/2005	3,083	5 year	3.78%
9/30/2005	474	5 year	3.78%
9/30/2005	372	5 year	3.78%
9/30/2005	1,702	5 year	3.78%

Total	$45,000

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

        The securities underlying the agreements are under the Bank's control. The outstanding customer balances and related information of securities sold under agreements to repurchase are summarized as follows:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Average balance during the year	$24,073	$18,831	$18,576
Average interest rate during the year	2.51%	1.31%	1.34%
Weighted average interest rate at year-end	3.73%	2.00%	1.25%
Maximum month-end balance during the year	33,257	30,494	27,579
Balance as of year-end	$24,455	$27,800	$16,588

        Long-term debt consisted of the following:

	December 31,
	2005	2004
	(In thousands)
Notes with the Federal Home Loan Bank (FHLB):
2 Year Term Note Due January 2005, Fixed at 3.95%	—	2,500
2 Year Term Note Due May 2005, Fixed at 1.67%	—	2,000
3 Year Term Note Due June 2005, Fixed at 3.91%	—	1,500
1 Year Term Note Due August 2005, Fixed at 2.32%	—	2,000
1 Year Term Note Due August 2005, Fixed at 2.24%	—	2,500
1 Year Term Note Due September 2005, Fixed at 2.38%	—	4,000
3 Year Term Note Due January 2006, Fixed at 2.60%	1,000	1,000
3 Year Term Note Due February 2006, Fixed at 2.58%	1,000	1,000
3 Year Term Note Due May 2006, Fixed at 2.11%	2,000	2,000
4 Year Term Note Due July 2006, Fixed at 3.69%	2,000	2,000
2 Year Term Note Due August 2006, Fixed at 2.95%	2,000	2,000
2 Year Term Note Due August 2006, Fixed at 2.89%	2,500	2,500
2 Year Term Note Due September 2006, Fixed at 2.87%	4,000	4,000
4 Year Term Note Due December 2006, Fixed at 3.13%	4,000	4,000
4 Year Term Note Due January 2007, Fixed at 3.14%	1,000	1,000
4 Year Term Note Due February 2007, Fixed at 3.14%	1,000	1,000
4 Year Term Note Due May 2007, Fixed at 2.67%	2,000	2,000

5 Year Term Note Due July 2007, Fixed at 4.00%	2,000	2,000
3 Year Term Note Due August 2007, Fixed at 3.38%	2,000	2,000
3 Year Term Note Due August 2007, Fixed at 3.33%	2,500	2,500
3 Year Term Note Due September 2007, Fixed at 3.23%	4,000	4,000
5 Year Term Note Due January 2008, Fixed at 3.50%	1,000	1,000
3 Year Term Note Due January 2008, Fixed at 3.88%	3,000	—
5 Year Term Note Due February 2008, Fixed at 3.52%	1,000	1,000
10 Year/5 Year Term Notes Due February 2009, Fixed at 4.97%(1)	5,000	5,000

	$43,000	$54,500

(1)
These notes contain a convertible option that allows the FHLB, at quarterly intervals, to change the note to an adjustable-rate advance at three-month LIBOR (4.54% at December 31, 2005) plus 14 to 16 basis points. If the note is converted, the option allows the Bank to put the funds back to the FHLB at par. The year/year refers to the maturity of the note (in years) and the term until the first convertible date.

Contractual
maturities of long-term debt at December 31, 2005 were as follows (in thousands):

2006	$18,500
2007	14,500
2008	5,000
2009	5,000

$43,000

        The Bank has a maximum borrowing capacity with the Federal Home Loan Bank of approximately $216.3 million, of which $109.2 million was outstanding at December 31, 2005. Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

        On September 30, 2003, the Bank prepaid $40.9 million of fixed rate, high cost Federal Home Loan Bank (FHLB) advances in order to improve future net interest income. The FHLB advances were replaced with lower cost borrowings and certificates of deposits. The Bank expensed prepayment fees of $2,482,000 associated with this transaction.

        On December 29, 2003, the Bank entered into a limited partner subscription agreement with Midland Corporate Tax Credit XVI Limited Partnership, where the Bank will receive special tax credits and other tax benefits. The Bank subscribed to a 6.2% interest in the partnership, which is subject to an adjustment depending on the final size of the partnership at a purchase price of $5 million. This investment is included and recorded in other assets as of December 31, 2005 and 2004 and is not guaranteed; therefore, it will be accounted for in accordance with Statement of Position (SOP) 78-9, "Accounting for Investments in Real Estate Ventures" using the equity method. This agreement was accompanied by a payment of $1,675,000 and a non-interest bearing promissory note payable of $3,325,000. The balance of the $1,050,000 non-interest bearing promissory note payable included in other liabilities at December 31, 2004 was paid on January 1, 2005.

        The Company has entered into a contract with a provider of information systems services for the supply of such services through April 2011. The Company is required to make minimum annual payments as follows, whether or not it uses the services:

Year Ended	Amount
2006	$406,000
2007	429,000
2008	454,000
2009	477,000
2010	501,000
2011	167,000

Total minimum payments	$2,434,000

        Total expenditures during 2005 and 2004 in connection with the contract were $1,485,000 and $1,118,000, respectively.

        The Company is also party to legal actions that are routine and incidental to its business. In management's opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on the financial statements of the Company.

10.   Junior Subordinated Debt

        First Leesport Capital Trust I, a Delaware statutory business trust, was formed on March 9, 2000 and is a wholly-owned subsidiary of the Company. The Trust issued $5 million of 10 7/8% fixed rate capital trust pass-through securities to investors. First Leesport Capital Trust I purchased $5 million of fixed rate junior subordinated deferrable interest debentures from Leesport Financial Corp. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by Leesport Financial Corp. of the obligations of the Trust under the capital securities. The capital securities are redeemable by Leesport Financial Corp. on or after March 9, 2010, at stated premiums, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on March 9, 2030. In October 2002, the Company entered into an interest rate swap agreement with a notional amount of $5 million that effectively converts the securities to a floating interest rate of six month LIBOR plus 5.25% (9.16% at December 31, 2005). In June, 2003, the Company purchased a six month LIBOR cap with a rate of 5.75% to create protection against rising interest rates for the above mentioned $5 million interest rate swap. Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by other interest rate swaps.

        On September 26, 2002, the Company established Leesport Capital Trust II, a Delaware statutory business trust, in which the Company owns all of the common equity. Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45% (7.79% at December 31, 2005). These debentures are the sole assets of the Trusts. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by Leesport Financial Corp. of the obligations of the Trust under the capital securities. These securities must be redeemed in September 2032, but may be redeemed on or after November 7, 2007 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier I capital for the Company.

        On June 26, 2003, Madison established Madison Statutory Trust I, a Connecticut statutory business trust. Pursuant to the purchase of Madison on October 1, 2004, the Company assumed Madison Statutory Trust I in which the Company owns all of the common equity. Madison Statutory Trust I issued $5 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10% (7.62% at December 31, 2005). These debentures are the sole assets of the Trusts. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by Leesport Financial Corp. of the obligations of the Trust under the capital securities. These securities must be redeemed in June 2033, but may be redeemed on or after September 26, 2008 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier I capital for the Company.

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

        FIN 46 required the Company to deconsolidate First Leesport Capital Trust I and Leesport Capital Trust II from the consolidated financial statements as of March 31, 2004 and to deconsolidate Madison Statutory Trust I as of December 31, 2004. There has been no restatement of prior periods. The impact of this deconsolidation was to increase junior subordinated debentures by $20,150,000 and reduce the mandatory redeemable capital debentures line item by $20,150,000 which had represented the trust preferred securities of the trust. The Company's equity interest in the trust subsidiaries of $538,000, which had previously been eliminated in consolidation, is now reported in "Other assets" as of December 31, 2005 and 2004. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them. The adoption of FIN 46 did not have an impact on the Company's results of operations or liquidity.

11.   Employee Benefits

        The Company has an Employee Stock Ownership Plan (ESOP) to provide its employees with future retirement plan assistance. The ESOP invests primarily in the Company's common stock. Contributions to the Plan are at the discretion of the Board of Directors. For the years ended December 31, 2005, 2004 and 2003, $233,000, $285,000 and $217,000, respectively, was accrued to provide for contribution of shares to the Plan. During 2005, 2004 and 2003 respectively, 11,369 shares, 10,018 shares and 9,348 shares were purchased on behalf of the ESOP.

        The Company has a 401(k) Salary Deferral Plan. This plan covers all eligible employees who elect to contribute to the Plan. An employee who has attained 18 years of age and has been employed for at least 30 calendar days is eligible to participate in the Plan effective with the next quarterly enrollment period. Employees become eligible for the Company contribution to the Salary Deferral Plan at each future enrollment period upon completion of one year of service. The Company contributes 100% of the first three percent of eligible employees' annual salary deferral and 50% of the next four percent of salary deferred. Contributions from the Company vest to the employee over a five year schedule. The annual expense included in salaries and employee benefits representing the expense of the Company's contribution was $661,000, $462,000, and $335,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

        The Company has entered into deferred compensation agreements with certain directors and a salary continuation plan for certain key employees. At December 31, 2005 and 2004, the present value of the future liability for these plans was $1,388,000 and $1,484,000, respectively. To fund the benefits under these agreements, the Company is the owner and beneficiary of life insurance policies on the lives of certain directors and employees. These bank-owned life insurance policies had an aggregate cash surrender value of $11.7 million and $11.4 million at December 31, 2005 and 2004, respectively. For the years ended December 31, 2005, 2004 and 2003, ($22,000), $360,000 and $236,000, respectively, was charged to expense in connection with these agreements.

        Leesport Financial Corp. has a non-compensatory Employee Stock Purchase Plan (ESPP). Under the ESPP, employees of the Company who elect to participate are eligible to purchase common stock at prices up to a 15 percent discount from the market value of the stock. The ESPP does not allow the discount in the event that the purchase price would fall below the Company's most recently reported book value per share. The ESPP allows an employee to make contributions through payroll deduction to purchase common shares up to 15 percent of annual compensation. The total number of shares of common stock that may be issued pursuant to the ESPP is 275,625. As of December 31, 2005, a total of 23,479 shares have been issued under the ESPP.

12.   Stock Option Plans and Shareholders' Equity

        The Company has an Employee Stock Incentive Plan (ESIP) that covers all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors. The total number of shares of common stock that may be issued pursuant to the ESIP is 441,525. The option price for options issued under the Plan must be at least equal to 100% of the fair market value of the common stock on the date of grant and shall not be less than the stock's par value. Options granted under the Plan have a various vesting periods ranging from immediate up to 5 years, 20% exercisable not less than one year after the date of grant, but no later than ten years after the date of grant in accordance with the vesting. Vested options expire on the earlier of ten years after the date of grant, three months from the participant's termination of employment or one year from the date of the participant's death or disability. As of December 31, 2005, a total of 58,698 shares have been issued under the ESIP.

        The Company has an Independent Directors Stock Option Plan (IDSOP). The total number of shares of common stock that may be issued pursuant to the IDSOP is 110,381. The Plan covers all directors of the Company who are not employees and former directors who continue to be employed by the Company. The option price for options issued under the Plan will be equal to the fair market value of the Company's common stock on the date of grant. Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Company or the cessation of the participant's employment, or twelve months from the date of the participant's death or disability. As of December 31, 2005, a total of 14,313 shares have been issued under the IDSOP.

        Stock option transactions under the Plans, as adjusted for the 5% stock dividend in 2004, were as follows:

	Years Ended December 31,
	2005		2004		2003
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at the beginning of the year	280,824	$18.04	228,301	$16.63	252,378	$16.41
Granted	148,500	23.53	63,210	22.84	9,290	17.93
Exercised	(54,356)	18.57	(2,179)	14.28	(15,198)	14.87
Forfeited	(29,681)	19.79	(8,508)	16.67	(18,169)	15.81

Outstanding at the end of the year	345,287	$20.17	280,824	$18.04	228,301	$16.63

Exercisable at December 31	263,838	$19.74	186,261	$17.37	152,283	$17.05

        Options available for grant at December 31, 2005 were 133,608.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding 12/31/2005	Average Remaining Term	Weighted Average Exercise Price	Options Outstanding 12/31/2005	Weighted Average Exercise Price
$12.00 to $13.99	42,667	5.3	$13.16	38,862	$13.12
14.00 to 15.49	28,973	4.4	14.66	28,906	14.66
15.50 to 16.99	16,266	6.7	16.16	9,750	16.16
17.00 to 18.49	41,078	5.9	17.62	30,458	17.62
18.50 to 19.99	788	7.8	19.26	315	19.26
20.00 to 21.49	22,880	2.9	20.99	22,880	20.99
21.50 to 22.99	40,635	8.4	22.25	30,667	22.35
23.00 to 24.49	141,500	9.9	23.52	91,500	23.43
24.50 to 26.00	10,500	9.0	25.10	10,500	25.10

	345,287	7.6	$20.17	263,838	$19.74

        On May 20, 2004, the Company announced the extension of its stock repurchase plan, originally effective January 1, 2003, for the repurchase of up to 162,000 shares of the Company's common stock. At December 31, 2005, the maximum number of shares that may yet be purchased under the plan is 95,513.

13.   Income Taxes

        The components of income tax expense were as follows:

	Years ended December 31,
	2005	2004	2003
	(In thousands)
Current	$2,330	$1,236	$1,933
Deferred	397	(82)	(55)

	$2,727	$1,154	$1,878

        Reconciliation of the statutory federal income tax expense computed at 34% to the income tax expense included in the consolidated statements of income is as follows:

	Years ended December 31,
	2005	2004	2003
	(In thousands)
Federal income tax at statutory rate	$3,896	$2,229	$2,321
Tax exempt interest	(442)	(366)	(304)
Interest disallowance	43	26	32
Bank owned life insurance	(130)	(193)	(152)
Tax credits	(600)	(451)	—
Other	(40)	(91)	(19)

	$2,727	$1,154	$1,878

        The federal income tax provision includes $126,000, $117,000 and $97,000 in 2005, 2004 and 2003, respectively, of federal income taxes related to gains on the sale of securities.

        Net deferred tax assets consisted of the following components:

	December 31,
	2005	2004
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$2,431	$2,179
Deferred compensation	472	504
Net operating loss carryovers	2,308	2,441
Time deposits	93	218
Net unrealized losses on available for sale securities	1,616	133
Other	11	10

Total deferred tax assets	6,931	5,485

Deferred tax liabilities:
Premises and equipment	(639)	(744)
Goodwill	(858)	(900)
Core deposit intangible	(517)	(607)
Mortgage servicing rights	(233)	(151)
Loans receivable	(227)	(310)
Deferred gain on sale/leaseback transaction	(44)	60
Prepaid expense and deferred loan costs	(394)	(367)

Total deferred tax liabilities	(2,912)	(3,019)

Net deferred tax assets	$4,019	$2,466

        The Company has approximately $4.8 million of federal net operating loss carryovers from the acquisition of Madison, which will expire in 2024. The utilization of these losses is subject to annual limitation under Section 382 of the Internal Revenue Code. The Company has approximately $6.7 million of state net operating loss carryovers which will expire in 2024.

14.   Transactions with Executive Officers and Directors

        The Bank has had banking transactions in the ordinary course of business with its executive officers and directors and their related interests on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 2005 and 2004, these persons were indebted to the Bank for loans totaling $8.96 million and $9.64 million, respectively. During 2005, $55,000 thousand of new loans were made and repayments totaled $740,000.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and tier I capital (as defined in the regulations) to risk-weighted assets, and of tier I capital to average assets. Management believes, as of December 31, 2005, that the Company and the Bank meet all minimum capital adequacy requirements to which they are subject.

        As of December 31, 2005, the most recent notification from the Bank's primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed its category.

        The Company's and the Bank's actual capital amounts and ratios are presented below:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
As of December 31, 2005:
Total Capital (to risk-weighted assets):
Leesport Financial Corp	$81,242	11.13%	$58,395	8.00%	N/A	N/A
Leesport Bank	72,526	10.12	57,333	8.00	$71,666	10.00%
Tier I capital (to risk-weighted assets):
Leesport Financial Corp	73,623	10.09	29,187	4.00	N/A	N/A
Leesport Bank	64,907	9.06	28,657	4.00	42,985	6.00
Tier I capital (to average assets):
Leesport Financial Corp	73,623	8.16	36,090	4.00	N/A	N/A
Leesport Bank	64,907	7.27	35,712	4.00	44,640	5.00
As of December 31, 2004:
Total Capital (to risk-weighted assets):
Leesport Financial Corp	$74,379	10.76%	$55,300	8.00%	N/A	N/A
Leesport Bank	95,970	13.59	56,494	8.00	$70,618	10.00%
Tier I capital (to risk-weighted assets):
Leesport Financial Corp	67,106	9.71	27,644	4.00	N/A	N/A
Leesport Bank	88,722	12.56	28,255	4.00	42,383	6.00
Tier I capital (to average assets):
Leesport Financial Corp	67,106	7.98	33,637	4.00	N/A	N/A
Leesport Bank	88,722	10.30	34,455	4.00	43,069	5.00

        Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. At December 31, 2005, the Bank had approximately $6.5 million available for payment of dividends to the Company. Loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis. At December 31, 2005 and 2004, respectively, the Bank had no secured loans outstanding to the Company.

        As of December 21, 2005, the Company had declared a $.18 per share cash dividend for shareholders of record on January 3, 2005, payable January 13, 2006. As of December 15, 2004, the Company had declared a $.16 per share cash dividend for shareholders of record on January 3, 2005, payable January 14, 2005.

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

        A summary of the Bank's financial instrument commitments is as follows:

	December 31,
	2005	2004
	(In thousands)
Commitments to extend credit:
Loan origination commitments	$61,819	$52,181
Unused home equity lines of credit	51,738	43,869
Unused business lines of credit	156,582	112,730

	$270,139	$208,780

Standby letters of credit	$9,156	$10,081

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

        Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2005 and 2004 for guarantees under standby letters of credit issued is not material.

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

        Under the swap, the Company pays interest at a variable rate equal to six month LIBOR plus 5.25%, adjusted semiannually (9.16% at December 31, 2005), and the Company receives a fixed rate equal to the interest that the Company is obligated to pay on the related trust preferred securities (10 7/8%). The Company has designated its interest rate swap as a fair value hedge as defined in SFAS No. 133. Because the critical terms of the interest rate swap match the terms of the trust preferred securities, the swap qualifies for "short-cut method" accounting treatment under SFAS No. 133.

        The estimated fair value of the interest rate swap agreement represents the amount the Company would have expected to receive (pay) to terminate such contract. At December 31, 2005 and 2004, the estimated fair value of the interest rate swap agreement was ($93,000) and ($34,000), respectively, and was offset by a decrease in the fair value of the related trust preferred security. The swap agreement exposes the Company to market and credit risk if the counterparty fails to perform. Credit risk is equal to the extent of a fair value gain on the swap. The Company manages this risk by entering into the transaction with high quality counterparties.

        During the years ended December 31, 2005, 2004 and 2003, the Company recognized amounts received or receivable under the agreement of $113,000, $200,000 and $209,000, which was recorded as a reduction of interest expense on the trust preferred securities.

        Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by other interest rate swaps. In June, 2003 the Company purchased a six month LIBOR cap to create protection against rising interest rates for the above mentioned $5 million interest rate swap. The initial premium related to this interest rate cap was $102,000. At December 31, 2005 and 2004, the carrying and market values were approximately $38,000 and $102,000, respectively.

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

        The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at December 31, 2005 and 2004:

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

        The estimated fair values of the Company's financial instruments as of December 31, 2005 and 2004 were as follows:

	2005 Carrying Amount	2005 Estimated Fair Value	2004 Carrying Amount	2004 Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents and federal funds sold	$29,131	$29,131	$24,055	$24,055
Mortgage loans held for sale	16,556	16,556	9,799	9,799
Securities available for sale	182,541	182,541	165,778	165,778
Securities held to maturity	6,173	6,299	6,403	6,298
Loans, net	646,625	646,702	589,080	605,785
Mortgage servicing rights	685	685	443	443
Accrued interest receivable	4,004	4,004	3,214	3,214
Interest rate cap	38	38	102	102
Financial Liabilities:
Deposits	659,730	657,472	612,291	613,006
Securities sold under agreements to repurchase	69,455	69,455	52,800	52,800
Federal funds purchased	66,230	66,230	36,092	36,092
Long-term debt	43,000	42,385	54,500	53,696
Junior subordinated debt	20,150	20,400	20,150	20,055
Accrued interest payable	2,536	2,536	1,973	1,973
Interest rate swap	93	93	34	34
Off-balance Sheet Financial Instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

18.   Segment and Related Information

        The Company's insurance operations, investment operations and mortgage banking operations are managed separately from the traditional banking and related financial services that the Company also offers. The mortgage banking operation offers residential lending products and generates revenue primarily through gains recognized on loan sales. The insurance operation provides coverage for commercial, individual, surety bond, and group and personal benefit plans. The investment operation provides services for individual financial planning, retirement and estate planning, investments, corporate and small business pension and retirement planning. Effective January 1, 2005, Leesport Investment Group, LLC merged into Leesport Wealth Management, LLC. Leesport Wealth Management, LLC changed its name to Madison Financial Advisors, LLC.

        During the second quarter of 2005, the Company changed the composition of its reportable segments, which resulted in the mortgage banking operations being included as a separate segment. The segment was previously included in the banking and financial services segment. The Company has restated the corresponding items of segment information for earlier periods.

        Segment information for 2005, 2004 and 2003 is as follows (in thousands):

	Banking and Financial Services	Mortgage Banking	Brokerage and Investment Services	Insurance	Total
2005
Net interest income and other income from external customers	$34,919	$6,580	$1,005	$11,695	$54,199
Income (loss) before income taxes	7,543	1,984	(109)	2,040	$11,458
Total assets	889,568	55,690	1,438	19,056	$965,752
Purchases of premises and equipment	720	25	5	328	$1,078
2004
Net interest income and other income from external customers	$24,238	$2,891	$528	$10,781	$38,438
Income (loss) before income taxes	3,483	1,319	(177)	1,945	$6,570
Total assets	824,655	33,677	1,147	17,903	$877,382
Purchases of premises and equipment	2,299	—	—	157	$2,456
2003
Net interest income and other income from external customers	$22,899	$2,557	$696	$9,200	$35,352
Income (loss) before income taxes	3,346	1,501	(145)	2,125	$6,827
Total assets	565,188	38,632	1,054	17,378	$622,252
Purchases of premises and equipment	5,518	—	4	55	$5,577

        Income (loss) before income taxes, as presented above, does not reflect referral and management fees of approximately $580,000, $1,577,000 and $110,000 that the mortgage banking operation, insurance operation and the brokerage and investment operation, respectively, paid to the Company during 2005. For 2004, referral and management fees of approximately $1,608,000 and $146,000 were paid by the insurance operation and brokerage and investment operation, respectively. Referral and management fees of approximately $1,226,000 and $142,000 were paid by the insurance operation and the brokerage and investment operation, respectively, in 2003.

19.   Leesport Financial Corp. (Parent Company Only) Financial Information

STATEMENTS OF CONDITION

	December 31,
	2005	2004
	(In thousands)
ASSETS
Cash	$445	$577
Investment in bank subsidiary	91,404	88,650
Investment in non-bank subsidiary	13,517	12,966
Securities available for sale	5,503	5,302
Advance to non-bank subsidiary	2,045	2,045
Premises and equipment and other assets	3,361	2,673

Total assets	$116,275	$112,213

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	1,369	1,128
Junior subordinated debt	20,150	20,150
Shareholders' equity	94,756	90,935

Total liabilities and shareholders' equity	$116,275	$112,213

STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Dividends from subsidiaries	$3,532	$3,711	$7,236
Other income	7,705	6,348	5,762
Interest expense on junior subordinated debt	(1,547)	(917)	(842)
Other expense	(6,849)	(5,068)	(4,618)

Income before equity in undistributed net income of subsidiaries and income taxes	2,841	4,074	7,538
Income tax expense (benefit)	(255)	119	99
Net equity in (excess of) undistributed net income of subsidiaries	5,635	1,461	(2,490)

Net income	$8,731	$5,416	$4,949

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Cash Flows From Operating Activities
Net Income	$8,731	$5,416	$4,949
Depreciation and net amortization	179	120	—
(Equity in) excess of undistributed earnings of subsidiaries	(5,635)	(1,461)	2,490
Directors' stock compensation	161	163	164
Gain on sale of available for sale securities	(182)	(298)	(323)
(Decrease) increase other liabilities	241	(222)	499
Decrease (increase) in other assets	(202)	376	(4,602)
Other, net	2,546	5,172	4,742

Net Cash Provided by Operating Activities	5,839	9,266	7,919

Cash Flow From Investing Activities
Purchase of available for sale investment securities	(1,500)	(2,357)	(2,722)
Proceeds from the sale of available for sale securities	1,073	2,853	4,798
Purchase of premises and equipment	(257)	(1,159)	(532)
Investment in bank subsidiary	(2,754)	(8,618)	(5,776)
Investment in non-bank subsidiary	(551)	2,554	—

Net Cash Used In Investing Activities	(3,989)	(6,727)	(4,232)

Cash Flow From Financing Activities
Repayment of long term debt	—	(1,010)	—
Proceeds from the exercise of stock options and stock purchase plans	1,494	344	485
Purchase of treasury stock	(348)	(140)	(1,054)
Reissuance of treasury stock	300	292	—
Cash dividends paid	(3,428)	(2,526)	(2,160)

Net Cash Used In Financing Activities	(1,982)	(3,040)	(2,729)

Increase (decrease) in cash and cash equivalents	(132)	(501)	958
Cash:
Beginning	577	1,078	120

Ending	$445	$577	$1,078

20.   Quarterly Data (Unaudited)

	Year Ended December 31, 2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$13,785	$13,024	$12,282	$11,562
Interest expense	5,825	5,283	4,827	4,384

Net interest income	7,960	7,741	7,455	7,178
Provision for loan losses	250	430	350	430

Net interest income after provision for loan losses	7,710	7,311	7,105	6,748
Other income	5,989	5,961	5,700	5,844
Net realized gains on sale of securities	128	61	144	38
Other expense	10,592	10,268	10,037	10,384

Income before income taxes	3,235	3,065	2,912	2,246
Income taxes	832	742	686	467

Net income	$2,403	$2,323	$2,226	$1,779

Earnings per common share:
Basic earnings per share	$0.47	$0.46	$0.44	$0.36

Diluted earnings per share	$0.47	$0.46	$0.44	$0.35

	Year Ended December 31, 2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$11,168	$7,703	$7,415	$7,325
Interest expense	4,103	2,985	2,867	2,887

Net interest income	7,065	4,718	4,548	4,438
Provision for loan losses	420	240	300	360

Net interest income after provision for loan losses	6,645	4,478	4,248	4,078
Other income	5,300	4,389	3,734	3,901
Net realized gains on sale of securities	143	2	46	154
Other expense	10,409	6,910	6,614	6,615

Income before income taxes	1,679	1,959	1,414	1,518
Income taxes	297	405	162	290

Net income	$1,382	$1,554	$1,252	$1,228

Earnings per common share:
Basic earnings per share	$0.28	$0.43	$0.35	$0.33

Diluted earnings per share	$0.28	$0.43	$0.34	$0.32

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2005. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer conclude that the Company's disclosure controls and procedures are effective as of such date.

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, the Company's management concluded that our internal control over financial reporting was effective as of December 31, 2005.

        There have been no material changes in the Company's internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Beard Miller Company LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. An adequate system of internal control over financial reporting encompasses the processes and procedures that have been established by management to:

  •
  Maintain records that, in reasonable detail, accurately reflect the company's transactions

  •
  Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of the financial statement and footnote disclosures in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of managements and the directors of the Corporation

  •
  Provide reasonable assurance regarding the prevention of unauthorized acquisition, use, or disposition of the Corporation's assets that could have a material effect on the financial statements.

        Management conducted an evaluation of the effectiveness of the Corporation's internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control- Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2005. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

        The Board of Directors of Leesport Financial Corp., through its Audit Committee, provides oversight to managements' conduct of the financial reporting process. The Audit Committee, which is composed entirely of independent directors, is also responsible to recommend the appointment of independent public accountants. The Audit Committee also meets with management, the internal audit staff, and the independent public accountants throughout the year to provide assurance as to the adequacy of the financial reporting process and to monitor the overall scope of the work performed by the internal audit staff and the independent public accountants.

        The consolidated financial statements of Leesport Financial Corp. have been audited by Beard Miller Company LLP, an independent registered public accounting firm, who was engaged to express an opinion as to the fairness of presentation of such financial statements. In connection therewith, Beard Miller Company LLP is required to issue an attestation report on management's assessment of internal control over financial reporting and, in addition, is required to form its own opinion as to the effectiveness of those controls. Their opinion on the fairness of the financial statement presentation, and their attestation and opinion on internal controls over financial reporting are included herein.

/s/ ROBERT D. DAVIS Robert D. Davis President and Chief Executive Officer	/s/ EDWARD C. BARRETT Edward C. Barrett Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Leesport Financial Corp.

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Leesport Financial Corp. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Leesport Financial Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Leesport Financial Corp. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Leesport Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Leesport Financial Corp. and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 10, 2006 expressed an unqualified opinion.

/S/ BEARD MILLER COMPANY LLP

Reading, Pennsylvania
March 10, 2006

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information relating to directors and executive officers of the Registrant is incorporated herein by reference to the information disclosed under the captions "MATTER NO. 1—ELECTION OF DIRECTORS—Director Information; Corporate Governance; Board of Directors and Committee Meetings; Other Director and Executive Officer Information" included in the Registrant's Proxy Statement for the Annual meeting of Shareholders to be held on April 18, 2006.

Item 11.    Executive Compensation

        The information relating to executive compensation and directors' compensation is incorporated herein by reference to the information disclosed under the captions "MATTER NO. 1—ELECTION OF DIRECTORS—Director Compensation; Executive Compensation; and Executive Officer Agreements" included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2006.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder
                  Matters

        The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the information disclosed under the caption "MATTER NO. 1—ELECTION OF DIRECTORS—Directors—Beneficial Ownership by Directors and Executive Officers" and "ADDITIONAL INFORMATION" included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2006.

        The following table provides certain information regarding securities issued or issuable under the Company's equity compensation plans as of December 31, 2005.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	345,287	$20.1667	133,608
Equity compensation plans not approved by security holders	—	N/A	—

Total	345,287	$20.1667	133,608

Item 13.    Certain Relationships and Related Transactions

        The information relating to certain relationships and related transactions is incorporated herein by reference to the information disclosed under the caption "MATTER NO. 1—ELECTION OF DIRECTORS—Other Director and Executive Officer Information" included in the Registrant's proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2006.

Item 14.    Principal Accounting Fees and Services

        The information relating to principal accounting fees and services is incorporated herein by reference to the information under the caption "MATTER NO. 1—ELECTION OF DIRECTORS—Audit and Other Fees" included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules

  (a)1. Financial Statements.

        Consolidated financial statements are included under Item 8 of Part II of this Form 10-K.

  (a)2. Financial Statement Schedules.

        Financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

  (b) Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Leesport Financial Corp. (incorporated by reference to Exhibit 3.1 of the Registrant's Amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003).
3.2	Bylaws of Leesport Financial Corp. (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed November 18, 2005).
4.1
Form of Rights Agreement, dated as of September 19, 2001, between Leesport Financial Corp. and American Stock Transfer & Trust Company as Rights Agent (incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form 8-A, dated October 1, 2001).
10.1
Employment Agreement, dated September 19, 2005, among Leesport Financial Corp., Leesport Bank and Robert D. Davis, (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K/A filed September 22, 2005).*
10.2	Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).*
10.3	Deferred Compensation Plan for Directors (incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).*
10.4	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement No. 333-37452 on Form S-8).*
10.5	1998 Employee Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement No. 333-108130 on Form S-8).*
10.6	1998 Independent Directors Stock Option Plan, as amended (incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement No. 333-108129 on Form S-8).*
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
10.9
Change in Control Agreement, dated February 11, 2004 among Leesport Financial Corp., Leesport Bank and Stephen A. Murray (incorporated by reference to Exhibit 10.9 of Registrant's Form 10-K for the year ended December 31, 2004).
10.10
Change in Control Agreement, dated February 11, 2004 among Leesport Financial Corp., Leesport Bank and Jenette L. Eck (incorporated by reference to Exhibit 10.10 of Registrant's Form 10-K for the year ended December 31, 2004).
10.11
Employment Agreement, dated as of April 16, 2004 among Leesport Financial Corp., Leesport Bank and Vito A. DeLisi (incorporated by reference to Exhibit 10.10 of the Registrant's Registration Statement No. 333-116331 on Form S-4).*
10.12
Amendment to Employment Agreement dated as of December 23, 2005, among Leesport Financial Corp., Leesport Bank and Vito A. DeLisi (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed December 28, 2005).*
10.13
Agreement and Plan of Merger, dated as of April 16, 2004, between Leesport Financial Corp. and Madison Bancshares Group, Ltd. (incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K, dated April 20, 2004).
10.14
Letter Agreement, dated as of March 17, 2005, between Leesport Financial Corp., Leesport Bank and Raymond H. Melcher, Jr. (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K/A filed March 24, 2005.
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

March 10, 2006

LEESPORT FINANCIAL CORP.
By:	/s/ ROBERT D. DAVIS Robert D. Davis President and Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT D. DAVIS Robert D. Davis	President and Chief Executive Officer, Director (Principal Executive Officer)	March 10, 2006
/s/ EDWARD C. BARRETT Edward C. Barrett	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2006
/s/ JAMES H. BURTON James H. Burton	Director	March 10, 2006
/s/ PATRICK J. CALLAHAN Patrick J. Callahan	Director	March 10, 2006
/s/ CHARLES J. HOPKINS Charles J. Hopkins	Director	March 10, 2006
/s/ PHILIP E. HUGHES, JR. Philip E. Hughes, Jr.	Director	March 10, 2006
/s/ ANDREW J. KUZNESKI, JR. Andrew J. Kuzneski, Jr.	Vice Chairman of the Board; Director	March 10, 2006
/s/ M. DOMER LEIBENSPERGER M. Domer Leibensperger	Director	March 10, 2006

/s/ FRANK C. MILEWSKI Frank C. Milewski	Director	March 10, 2006
/s/ MICHAEL J. O'DONOGHUE Michael J. O'Donoghue	Director	March 10, 2006
/s/ HARRY J. O'NEILL III Harry J. O'Neill III	Director	March 10, 2006
/s/ KAREN A. RIGHTMIRE Karen A. Rightmire	Director	March 10, 2006
/s/ MICHAEL L. SHOR Michael L. Shor	Director	March 10, 2006
/s/ ALFRED J. WEBER Alfred J. Weber	Chairman of the Board; Director	March 10, 2006

QuickLinks

INDEX
PART I FORWARD LOOKING STATEMENTS
PART II
  Item 5. Market For Common Equity and Related Shareholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Interest Sensitivity Gap at December 31, 2005
Allocation of Allowance for Loan Losses (In thousands except percentage data)
Analysis of the Allowance for Loan Losses (in thousands except ratios)
  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
LEESPORT FINANCIAL CORP. CONSOLIDATED BALANCE SHEETS December 31, 2005 and 2004 (Dollar amounts in thousands, except per share data)
LEESPORT FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME Years Ended December 31, 2005, 2004 and 2003 (Amounts in thousands, except per share data)
LEESPORT FINANCIAL CORP. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Years Ended December 31, 2005, 2004 and 2003 (Dollar amounts in thousands, except share data)
LEESPORT FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2005, 2004 and 2003 (Amounts in thousands)
LEESPORT FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2005, 2004 and 2003 (Amounts in thousands)
STATEMENTS OF CONDITION
STATEMENTS OF INCOME
STATEMENTS OF CASH FLOWS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
EXHIBIT INDEX
SIGNATURES