Form 10-K/A
period 2005-12-31
LEESPORT FINANCIAL CORP
filed 2006-03-22
CIK 775662

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

        This amendment on Form 10-K/A to the Registrant's Form 10-K for the year ended December 31, 2005 is being filed for the sole purpose of correcting a typographical error in Exhibit 32.2 relating to the period covered by the Certification included as Exhibit 32.2. Other than the correction made to Exhibit 32.2, all other information included in the Registrant's Form 10-K for the year ended December 31, 2005, as filed on March 13, 2006, remains unchanged.

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

Explanatory Note
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