Form 10-Q
period 2006-03-31
LEESPORT FINANCIAL CORP
filed 2006-05-08
CIK 775662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

for theQuarterly Period Ended March 31, 2006,

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
as of May 8, 2006
COMMON STOCK ($5.00 Par Value)	5,142,833
(Title of Class)	(Outstanding Shares)

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

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

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

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$25,277	$29,063
Interest-bearing deposits in banks	158	68

Total cash and cash equivalents	25,435	29,131

Mortgage loans held for sale	11,371	16,556
Securities available for sale	176,168	182,541
Securities held to maturity, fair value 2006 - $4,254; 2005 - $6,299	4,165	6,173
Loans, net of allowance for loan losses 2006 -$7,355; 2005 - $7,619	667,313	646,625
Premises and equipment, net	7,614	7,811
Identifiable intangible assets	4,990	5,150
Goodwill	38,805	38,814
Bank owned life insurance	11,814	11,703
Other assets	20,765	21,248

Total assets	$968,440	$965,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$116,476	$115,978
Interest bearing	568,288	543,752

Total deposits	684,764	659,730

Securities sold under agreements to repurchase	68,579	69,455
Federal funds purchased	48,536	66,230
Long-term debt	41,000	43,000
Junior subordinated debt	20,150	20,150
Other liabilities	9,269	12,431

Total liabilities	872,298	870,996

Shareholders’ equity
Common stock, $5.00 par value; authorized 20,000,000 shares; issued:
5,142,018 shares at March 31, 2006 and 5,111,178 shares at December 31, 2005	25,710	25,556
Surplus	53,236	52,581
Retained earnings	22,148	20,790
Accumulated other comprehensive loss	(3,576)	(3,143)
Treasury stock; 57,562 shares at March 31, 2006 and 49,691 shares at December 31, 2005, at cost	(1,376)	(1,028)

Total shareholders’ equity	96,142	94,756

Total liabilities and shareholders’ equity	$968,440	$965,752

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31, 2006	March 31, 2005

Interest income:
Interest and fees on loans	$12,116	$9,673
Interest on securities:
Taxable	1,813	1,569
Tax-exempt	203	165
Dividend income	149	144
Other interest income	4	11

Total interest income	14,285	11,562

Interest expense:
Interest on deposits	4,428	3,020
Interest on short-term borrowings	624	324
Interest on securities sold under agreement to repurchase	553	273
Interest on long-term debt	354	434
Interest on junior subordinated debt	412	333

Total interest expense	6,371	4,384

Net interest income	7,914	7,178
Provision for loan losses	200	430

Net interest income after provision for loan losses	7,714	6,748

Other income:
Customer service fees	690	604
Mortgage banking activities	1,055	1,187
Commissions and fees from insurance sales	2,673	3,078
Brokerage and investment advisory commissions and fees	192	209
Gain on sale of loans	8	246
Other income	555	520
Net realized gains on sales of securities	104	38

Total other income	5,277	5,882

Other expense:
Salaries and employee benefits	5,579	6,102
Occupancy expense	1,205	1,114
Furniture and equipment expense	661	600
Marketing and advertising expense	294	343
Amortization of identifiable intangible assets	160	160
Professional services	227	309
Outside processing	732	677
Insurance expense	109	202
Other expense	1,068	877

Total other expense	10,035	10,384

Income before income taxes	2,956	2,246
Income taxes	682	467

Net income	$2,274	$1,779

See Notes to Consolidated Financial Statements.

	Three Months Ended
	March 31, 2006	March 31, 2005

EARNINGS PER SHARE DATA

Average shares outstanding	5,078,196	4,997,887
Basic earnings per share	$0.45	$0.36
Average shares outstanding for diluted earnings per share	5,137,907	5,068,915
Diluted earnings per share	$0.44	$0.35
Cash dividends declared per share	$0.18	$0.17

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2006 and 2005

(Dollar amounts in thousands, except per share data)

	Common Stock				Accumulated
	Number of Shares Issued	Par Value	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2005	5,111,178	$25,556	$52,581	$20,790	$(3,143)	$(1,028)	$94,756
Comprehensive income:
Net income	—	—	—	2,274	—	—	2,274
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(433)	—	(433)
Total comprehensive income							1,841
Purchase of treasury stock (30,000 shares)	—	—	—	—	—	(756)	(756)
Reissuance of treasury stock (22,129 shares)	—	—	279	—	—	408	687
Common stock issued in connection with director and employee stock purchase plans	30,840	154	313	—	—	—	467
Tax benefits from employee stock transactions	—	—	26	—	—	—	26
Compensation expense for stock options	—	—	37	—	—	—	37
Cash dividends declared ($0.18 per share)	—	—	—	(916)	—	—	(916)
Balance, March 31, 2006	5,142,018	$25,710	$53,236	$22,148	$(3,576)	$(1,376)	$96,142

	Common Stock				Accumulated
	Number of Shares Issued	Par Value	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2004	5,031,021	$25,154	$51,210	$15,592	$(119)	$(902)	$90,935
Comprehensive Income:
Net income	—	—	—	1,779	—	—	1,779
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(1,555)	—	(1,555)
Total comprehensive income							224
Reissuance of treasury stock (11,954 shares)	—	—	78	—	—	222	300
Fractional shares in connection with stock dividend paid			(10)	(1)	—	—	(11)
Common stock issued in connection with directors’ compensation	6,202	31	125	—	—	—	156
Common stock issued in connection with director and employee stock purchase plans	2,714	13	38	—	—	—	51
Cash dividends declared ($0.17 per share)	—	—	—	(850)	—	—	(850)
Balance, March 31, 2005	5,039,937	$25,198	$51,441	$16,520	$(1,674)	$(680)	$90,805

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash Flows From Operating Activities
Net income	$2,274	$1,779
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	430
Provision for depreciation and amortization of premises and equipment	422	412
Amortization of identifiable intangible assets	160	160
Deferred income taxes	864	1,079
Director stock compensation	171	156
Net amortization of securities premiums and discounts	69	95
Amortization of mortgage servicing rights	11	5
Increase in mortgage servicing rights	—	(150)
Net realized gains on sales of foreclosed real estate	(1)	(13)
Net realized gains on sales of securities	(104)	(38)
Proceeds from sales of loans held for sale	55,207	55,561
Net gains on sale of loans	(909)	(1,261)
Loans originated for sale	(49,113)	(62,247)
Increase in investment in life insurance	(111)	(122)
Compensation expense related to stock options	37	—
Decrease (Increase) in accrued interest receivable and other assets	460	(337)
Decrease in accrued interest payable and other liabilities	(3,600)	(1,850)
Net Cash Provided by (Used In) Operating Activities	6,037	(6,341)

Cash Flow From Investing Activities
Investment securities:
Purchases	(2,671)	(26,011)
Principal repayments, maturities and calls	8,690	6,167
Proceeds from sales	442	1,815
Net increase in loans receivable	(21,219)	(9,151)
Proceeds from sale of loans	331	13,699
Net decrease in Federal Home Loan Bank Stock	1,296	63
Net increase in foreclosed real estate	(183)	—
Purchases of premises and equipment	(267)	(222)
Disposals of premises and equipment	42	—
Purchase of limited partnership investment	—	(1,050)
Net Cash Used In Investing Activities	(13,539)	(14,690)

See Notes to Consolidated Financial Statements.

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash Flow From Financing Activities
Net increase in deposits	25,034	8,759
Net (decrease) increase in federal funds purchased	(17,694)	16,695
Net decrease in securities sold under agreements to repurchase	(876)	(1,205)
Proceeds from long-term debt	—	3,000
Repayments of long-term debt	(2,000)	(2,500)
Purchase of treasury stock	(756)	—
Proceeds from the exercise of stock options and stock purchase plans	684	51
Tax benefits from employee stock transactions	26	—
Reissuance of treasury stock	299	300
Cash dividends paid	(911)	(807)
Net Cash Provided By Financing Activities	3,806	24,293

Increase (decrease) in cash and cash equivalents	(3,696)	3,262
Cash and cash equivalents:
January 1	29,131	24,055
March 31	$25,435	$27,317

Cash payments for:
Interest	$6,438	$4,527
Taxes	$585	$—

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

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. For purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, and interest bearing deposits in other banks. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Earnings per common share for the respective periods indicated have been computed based upon the following:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(Dollar amounts in thousands)

Net income available to shareholders	$2,274	$1,779

Average shares outstanding	5,078,196	4,997,887
Effect of dilutive stock options	59,711	71,028
Average number of shares used to calculate diluted earnings per share	5,137,907	5,068,915

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

	Three Months Ended
	March 31, 2006	March 31, 2005
	(Dollar amounts in thousands)

Unrealized holding losses on available for sale securities	$(555)	$(2,528)
Reclassification adjustment for unrealized gains amortized from transfer of available for sale securities to held to maturity	—	139
Reclassification adjustment for gains realized in income	(104)	(38)
Net unrealized losses	(659)	(2,427)
Income tax effect	226	872
Other comprehensive loss	$(433)	$(1,555)

4.           Guarantees

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $9,644,000 of financial and performance standby letters of credit as of March 31, 2006. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next 24 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2006 for guarantees under standby letters of credit is not material.

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

	Banking and Financial Services	Mortgage Banking	Insurance Services	Investment Services	Total
	(Dollar amounts in thousands)
Three months ended March 31, 2006
Net interest income and other income from external sources	$8,909	$1,383	$2,694	$205	$13,191
Income (loss) before income taxes	2,285	328	375	(32)	2,956

Three months ended March 31, 2005
Net interest income and other income from external sources	$8,441	$1,332	$3,078	$209	$13,060
Income (loss) before income taxes	1,371	255	641	(21)	2,246

6.           Stock Incentive Plans

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), “Share-Based Payment.”  Statement No. 123(R) replaces Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Statement No. 123(R) requires the fair value of the share-based payment transactions to be recognized as compensation costs in the financial statements over the period that an employee provides service in exchange for the award. The fair value of the share-based payments is estimated using the Black-Scholes option-pricing model. The Company adopted Statement No. 123(R) effective January 1, 2006, using the modified-prospective transition method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Included in the results for the three months ended March 31, 2006 were approximately $37,000 in compensation costs relating to the adoption of Statement No. 123(R). Net income for the period ended March 31, 2006 was reduced by approximately $24,000. As of March 31, 2006, there was approximately $293,000 of total unrecognized compensation cost related to nonvested options under the plans.

For the three months ended March 31, 2005, the Company accounted for the above stock option plans under the recognition and measurement principles of APB opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share, for the three months ended March 31, 2005, if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” to stock-based compensation:

Net income, as reported	$1,779
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(42)
Pro forma net income	$1,737

Basic earnings per share:
As reported	$0.36
Pro forma	$0.35

Diluted earnings per share:
As reported	$0.35
Pro forma	$0.34

Option activity for the three months ended March 31, 2006 is summarized below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term (in years)
Outstanding at the beginning of the year	345,287	$20.17
Granted	6,000	25.02
Exercised	(22,192)	19.25
Expired	(447)	17.91
Forfeited	(2,707)	21.43
Outstanding as of March 31, 2006	325,941	$20.31	$1,802,168	7.7
Exercisable as of March 31, 2006	242,199	$19.80	$1,462,610	7.3

The fair value of options granted for the three months ended March 31, 2006 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Dividend yield	2.73%
Expected life	7 years
Expected volatility	17.60%
Risk-free interest rate	4.67%
Weighted average fair value of options granted	$5.00

No new options were granted for the three month period ended March 31, 2005.

7.           Debt and Borrowings

Total debt decreased by $20.5 million, or 41.4% annualized, to $178.3 million at March 31, 2006 from $198.8 million at December 31, 2005. The decrease in total debt and borrowings was primarily due to overnight federal funds which decreased to $48.5 million at March 31, 2006 from $66.2 million at December 31, 2005. The repayment of these funds was due primarily to interest-bearing deposits increasing to $568.3 million at March 31, 2006 from $543.7 million at December 31, 2005.

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

9.           Investment in Limited Partnership

On December 29, 2003, the Bank entered into a limited partner subscription agreement with Midland Corporate Tax Credit XVI Limited Partnership, where the Bank will receive special tax credits and other tax benefits. The Bank subscribed to a 6.2% interest in the partnership, which is subject to an adjustment depending on the final size of the partnership at a purchase price of $5 million. This investment is included in other assets and is not guaranteed. It is accounted for in accordance with Statement of Position (SOP) 78-9, “Accounting for Investments in Real Estate Ventures,” using the equity method. This agreement was accompanied by a payment of $1.7 million. The associated non-interest bearing promissory note payable included in other liabilities was zero at March 31, 2005. Installments were paid as requested. The Company funded the final installment of $1.1 million in January 2005.

10.           Recently Issued Accounting Standards

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

In July 2005, the FASB issued a proposed interpretation of FAS 109, “Accounting for Income Taxes,” to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. Management has evaluated the provisions of the proposed interpretation of FAS 109 and does not believe that its adoption will have a material impact on the Company’s financial condition or results of operations.

In June 2005, the EITF reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. Management has evaluated the provisions of EITF 05-6 and does not believe that its adoption will have a material impact on the Company’s financial condition or results of operations.

In October 2005, the FASB issued FASB Staff Position FAS 13-1 (“FSP FAS 13-1”), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period beginning after December 15, 2005. FSP FAS 13-1 was effective for our Company as of the first quarter of fiscal 2006 and did not have a material impact on the Company’s financial condition or results of operations.

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections.”  The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and the adoption of the provisions of SFAS 154 did not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company’s financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS 156 will have a significant effect on its financial statements.

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.”  This position amends SFAS 123R to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS 123R until it becomes probable that the event will occur. The guidance in this FASB Staff Position shall be applied upon initial adoption of Statement 123R. The Company does not believe that the adoption of SFAS 123(R)-4 will have a significant effect on its financial statements.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Note 1 to the Company’s consolidated financial statements (included in Item 8 of the Form 10-K for the year ended December 31, 2005) lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

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

Results of Operations

OVERVIEW

Net income for the Company for the quarter ended March 31, 2006 was $2.27 million, an increase of 27.8%, as compared to $1.78 million for the same period in 2005. Basic and diluted earnings per share were $.45 and $.44, respectively, for the first quarter of 2006 compared to basic and diluted earnings per share of $.36 and $.35, respectively, for the same period of 2005.

The following are the key ratios for the Company as of March 31:

	Three Months Ended
	March 31, 2006	March 31, 2005

Return on average assets	0.96%	0.81%
Return on average shareholders’ equity	9.63%	7.89%
Dividend payout ratio	40.20%	47.22%
Average shareholders’equity to average assets	9.94%	10.33%

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

Net interest income for the three months ended March 31, 2006 was $8.2 million, an increase of $0.8 million, or 10.7%, compared to the $7.4 million reported for the first quarter of 2005. The net interest margin increased to 3.84% for the first quarter of 2006 from 3.80% for the first quarter of 2005.

The following summarizes net interest margin information:

	Three months ended March 31,
	2006			2005
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands, except percentages)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$490,894	$8,884	7.24	$429,175	$6,879	6.41
Mortgage	50,760	896	7.06	57,387	943	6.57
Consumer	134,877	2,429	7.30	124,169	1,927	6.29
Other	359	—	—	96	—	—
Investments (2)	184,244	2,314	5.03	174,666	1,993	4.56
Federal funds sold	33	1	4.53	—	—	—
Other short-term investments	373	4	3.84	1,458	11	3.06

Total interest-earning assets	$861,540	$14,528	6.75	$786,951	$11,753	5.97

Interest-Bearing Liabilities:
Transaction accounts	$292,494	$1,677	2.33	$270,855	$906	1.36
Certificates of deposit	272,465	2,751	4.09	235,743	2,114	3.64
Securities sold under agreement to repurchase	63,779	553	3.47	48,366	273	2.26
Short-term borrowings	54,017	624	4.68	46,156	324	2.85
Long-term borrowings	41,689	354	3.40	54,872	434	3.16
Junior subordinated debt	20,150	412	8.28	20,150	333	6.70

Total interest-bearing liabilities	744,594	6,371	3.47	676,142	4,384	2.63

Noninterest-bearing deposits	111,875	—		109,177	—

Total cost of funds	$856,469	6,371	3.02	$785,319	4,384	2.26

Net interest margin (fully taxable equivalent)		$8,157	3.84		$7,369	3.80

(1)   Loan fees have been included in the interest income totals presented. Nonaccrual loans have been included in average loan balances.

(2)   Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

Average interest-earning assets for the quarter ended March 31, 2006 were $861.5 million, a $74.5 million, or 9.5%, increase over average interest-earning assets of $787.0 million for the first quarter of 2005. The yield on average interest-earning assets increased by 78 basis points, to 6.75% for the first quarter of 2006, compared to 5.97% for the same period in 2005.

Average interest-bearing liabilities for the quarter ended March 31, 2006 were $744.6 million, a $68.5 million, or 10.1%, increase over average interest-bearing liabilities of $676.1 million for the first quarter of 2005. In addition, the average noninterest-bearing deposits increased to $111.9 million for the three months ended March 31, 2006, from $109.2 million for the same time period of 2005. The interest rate on the total cost of funds increased by 76 basis points, to 3.02% for the three months ended March 31, 2006, compared to 2.26% for the same period in 2005.

The increase in net interest income during the first quarter of 2006, as compared to the same period in 2005, was primarily the result of an increase in average earning assets and earning asset yields. Average earning assets increased due mainly to an increase in commercial loans, installment loans and investment securities. Average loans increased by $66.1 million, or 10.8%, from March 31, 2005 to March 31, 2006. Average investment securities increased by $9.6 million, or 5.5%, from March 31, 2005 to March 31, 2006. Earning asset yields on commercial and installment loans increased due mainly to the targeted short-term interest rate, as established by the Federal Reserve Bank (“FRB”), increasing, which resulted in an increase in the prime rate from 5.75% at March 31, 2005, to 7.75% at March 31, 2006. Earning asset yields on investment securities increased from 4.6% at March 31, 2005 to 5.0% at March 31, 2006.

Interest expense increased during the period along with the overall growth in funding sources. The overall cost of funds increased from 2.26% at March 31, 2005 to 3.02% at March 31, 2006. Interest bearing deposit rates increased from 2.42% in 2005 to 3.18% in 2006. The increase in interest-bearing deposit rates was the result of both management pricing strategy as well as the effect of longer-term certificates of deposit that matured during the year and repriced at higher rates. Average interest bearing deposits increased $58.4 million or 11.5% from March 31, 2005 to March 31, 2006 due primarily to strong organic growth in deposits. Comparing March 31, 2005 to March 31, 2006, average interest-bearing funding grew by $68.5 million and, combined with the growth in non-interest bearing deposits, provided all of the funding needed for the $75.6 million in average loan and investment security growth. The average rate paid on interest-bearing liabilities increased from 2.63% at March 31, 2005 to 3.47% at March 31, 2006.

Provision for Loan Losses

The provision for loan losses for the quarter ended March 31, 2006 was $200,000 compared to $430,000 for the same period of 2005. The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio. The Company continues to maintain strong asset quality ratios in light of the continued growth in the Company’s loan portfolio and management’s assessment of the credit quality factors existing at this time. The ratio of the allowance for loan losses to loans outstanding at March 31, 2006 and March 31, 2005 was 1.09% and 1.24%, respectively. Please see further discussion under the caption “Allowance for Loan Losses.”

Other Income

Total other income for the three months ended March 31, 2006 totaled $5.3 million, a decrease of $0.6 million, or 10.3%, over other income of $5.9 million for the same period in 2005.

Customer service fees increased 14.2% for the first quarter of 2006 as compared to the same period in 2005, from $604,000 to $690,000. These increases are primarily due to the increase in interest-bearing deposits and new products and services.

Income from mortgage banking activities decreased by $132,000, or 11.1%, from $1.2 million for the first quarter of 2005 to $1.1 million for the first quarter of 2006. The decrease was due primarily to the reduction of the gain realized on the sale of loans sold. The Company operates its mortgage banking activities through Philadelphia Financial Mortgage Company, a division of Leesport Bank.

One of the Company’s sources of other income is commissions and other revenue generated primarily through sales of insurance products through the Company’s insurance subsidiary, Essick & Barr, LLC. Revenues from insurance operations totaled $2.7 million for the first quarter of 2006 compared to $3.1 million for the same period in 2005, a decrease of 13.2%. The decrease is primarily the result of lower contingency income on sales of insurance products.

Included in other income are $104,000 and $38,000 of gains on the sale of equity securities for the first three months ended March 31, 2006 and 2005, respectively. Net gains on the sale of loans decreased to $8,000, or 96.7%, for the first quarter of 2006 from $246,000 for the same period 2005 primarily due to a decrease in sales of SBA loans.

Other Expense

Total other expense for the quarter ended March 31, 2006 was $10.0 million compared to $10.4 million for the quarter ended March 31, 2005, a 3.4% decrease.

Salary and benefits expense for the first quarter of 2006 decreased by 8.6% to $5.6 million from $6.1 million for the same period of 2005. This decrease was primarily the result of severance costs of $445,000 incurred in the first quarter of 2005 associated with the departure of the Company’s Chairman, President and Chief Executive Officer offset by an increase in full time equivalents, merit increases and increases in employee health insurance costs. Also included in salaries and benefits expense are total commissions paid of $570,000 for the quarter ended March 31, 2006 compared to

$771,000 for the same period in 2005. Full-time equivalent (FTE) employees increased to 342 at March 31, 2006 from 330 at March 31, 2005.

Occupancy expense for the first quarter of 2006 was $1.2 million, a $0.1 million, or 8.2%, increase over the $1.1 million for the same period of 2005. The increase is primarily attributable to costs associated with the closing of our Lansdale branch office in March 2006.

Furniture and equipment expense increased 10.2% to $661,000 for the first quarter of 2006 from $600,000 for the same period in 2005. The increase is primarily attributable to equipment upgrades and the closing of our Lansdale branch office.

Marketing and advertising expense for the first quarter of 2006 was $294,000 compared to $343,000 for the same period of 2005. The decrease is primarily due to advertising costs incurred in the first quarter of 2005 attributable to the acquisition of Madison.

Professional services expense for the first quarter of 2006 was $227,000 compared to $309,000 for the same period of 2005. The decrease is primarily due to a decrease in legal fees associated with improved credit quality in the first quarter of 2006 compared to the same period in 2005.

Outside processing expense for the first quarter of 2006 was $732,000 compared to $677,000 for the same period of 2005. This increase is primarily due to an increase in our core banking system costs relating to increased transaction volume, internet banking enhancements and new products and services.

Other expense increased $0.2 million, or 21.8%, to $1.1 million for the first quarter of 2006 from $0.9 million for the same period in 2005. These increases are primarily attributable to increases in volume-based loan processing expense, postage expense and shares tax expense.

Income Taxes

The effective income tax rate for the Company for the first quarter of 2006 was 23.07% compared to 20.79% for the same period of 2005. The effective income tax rate increased primarily as a result of tax exempt income remaining relatively flat while income before income taxes increased. Included in the income tax provision is a federal tax benefit from our $5.0 million investment in an affordable housing, corporate tax credit limited partnership of $150,000 and $150,000, respectively, for the three months ended March 31, 2006 and 2005.

Financial Condition

The total assets of the Company at March 31, 2006 were $968.4 million, an increase of approximately $2.7 million, or 1.1% annualized, from $965.8 million at December 31, 2005.

Mortgage Loans Held for Sale

Mortgage loans held for sale decreased $5.2 million, or 125.3% annualized, to $11.4 million at March 31, 2006 from $16.6 million at December 31, 2005. This decrease is related to mortgage banking activity generated through Philadelphia Financial Mortgage.

Securities Available for Sale

Investment securities available for sale decreased $6.4 million, or 14.0% annualized, to $176.2 million at March 31, 2006 from $182.5 million at December 31, 2005. Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity. The decrease in investment securities available for sale was the result of using investment security paydowns to supplement the growth in higher yielding commercial loans.

Loans

Total loans, net of allowance for loan losses, increased to $667.3 million, or 12.8% annualized, at March 31, 2006 from $646.6 million at December 31, 2005. Included in the first three months of 2006 were sales of approximately $331,000 in SBA and PHEAA loans.

The components of loans were as follows:

	March 31, 2006	December 31, 2005
	(Dollar amounts in thousands)
Residential real estate	$188,555	$187,199
Commercial	144,402	141,475
Commercial, secured by real estate	263,975	243,350
Consumer	8,166	10,812
Home equity lines of credit	70,329	72,216

Loans	675,427	655,052

Net deferred loan fees	(759)	(808)
Allowance for loan losses	(7,355)	(7,619)

Loans, net of allowance for loan losses	$667,313	$646,625

Loans secured by residential real estate (not including home equity lending products) increased $1.4 million, or 2.9% annualized, to $188.6 million at March 31, 2006 from $187.2 million at December 31, 2005. This increase is primarily due to an increase in originations of commercial loans secured by residential real estate.

Commercial loans increased to $408.4 million at March 31, 2006 from $384.8 million at December 31, 2005, an increase of $23.6 million, or 24.5% annualized. The increase is due primarily to an increase in fixed-rate commercial real estate loans and tax exempt commercial loans. This increase is also net of approximately $0.2 million of SBA loans sold during the period. The sale of these loans is in line with the Company’s asset/liability strategy to limit interest rate risk.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2006 was $7.4 million compared to $7.6 million at December 31, 2005. Additions to the allowance are made from time to time based upon management’s assessment of credit quality factors existing at that time. The Company performs a review of the credit quality of its loan portfolio on a monthly basis to determine the adequacy of the allowance for loan losses. The allowance at March 31, 2006 was 1.09% of outstanding loans compared to 1.16% of outstanding loans at December 31, 2005. The decrease in the provision for loan losses for the periods March 31, 2006 to December 31, 2005 is primarily the result of improved credit quality.

The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio. Additions to the allowance are charged through the provision for loan losses. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, the value of any underlying collateral, risk characteristics in the loan portfolio, local and national economic conditions, and other relevant factors. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change. Based upon the results of such reviews, management believes that the allowance for loan losses at March 31, 2006 was adequate to absorb credit losses inherent in the portfolio at that date.

The following table shows the activity in the Company’s allowance for loan losses:

	Three Months Ended March 31,
	2006	2005
	(Dollar amounts in thousands)

Balance of allowance for loan losses, beginning of period	$7,619	$7,248
Loans charged-off:
Commercial, financial and agricultural	(440)	(86)
Real estate – mortgage	—	(223)
Consumer	(34)	(46)
Total loans charged-off	(474)	(355)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	2	3
Real estate – mortgage	1	3
Consumer	7	9
Total recoveries	10	15
Net loans charged-off	(464)	(340)
Provision for loan losses	200	430
Balance, end of period	$7,355	$7,338

Net charge-offs to average loans (annualized)	0.28%	0.23%
Allowance for loan losses to loans outstanding	1.09%	1.24%
Loans outstanding at end of period (net of unearned income)	$675,427	$591,439
Average balance of loans outstanding during the period	$665,580	$598,114

The following table summarizes the Company’s non-performing assets:

	March 31, 2006	December 31, 2005
	(Dollar amounts in thousands)
Non-accrual loans:
Real estate	$328	$1,231
Consumer	294	366
Commercial, financial and agricultural	4,774	3,970
Total	5,396	5,567

Loans past due 90 days or more and still accruing:
Real estate	—	12
Consumer	4	—
Commercial, financial and agricultural	29	594
Total	33	606

Troubled debt restructurings	147	150

Total non-performing loans	5,576	6,323

Other real estate owned	271	87

Total non-performing assets	$5,847	$6,410

Non-performing loans to total loans	0.83%	0.97%
Non-performing assets to total loans plus OREO	0.87%	0.98%

Premises and Equipment

Components of premises and equipment were as follows:

	March 31, 2006	December 31, 2005
	(Dollar amounts in thousands)

Land and land improvements	$263	$263
Buildings	816	816
Leasehold improvements	3,379	3,365
Furniture and equipment	8,839	8,802
	13,297	13,246

Less: accumulated depreciation	5,683	5,435
Premises and equipment, net	$7,614	$7,811

Deposits

Total deposits at March 31, 2006 were $684.8 million compared to $659.7 million at December 31, 2005, an increase of $25.1 million, or 15.2% annualized.

The components of deposits were as follows:

	March 31, 2006	December 31, 2005
	(Dollar amounts in thousands)

Demand, non-interest bearing	$116,476	$115,978
Demand, interest bearing	210,876	212,035
Savings	74,489	72,367
Time, $100,000 and over	98,166	89,316
Time, other	184,757	170,034

Total deposits	$684,764	$659,730

The increase in non-interest bearing deposits is due primarily to management’s efforts to promote these types of deposits, such as offering a free checking product, as a means of reducing the Company’s overall cost of funds. The increase in total interest-bearing deposits was due to continuing emphasis on commercial and retail marketing programs and customer service.

Borrowings

Total debt decreased by $20.6 million to $178.2 million at March 31, 2006 from $198.8 million at December 31, 2005. The decrease in total debt and borrowings was primarily due to overnight federal funds which decreased to $48.5 million at March 31, 2006 from $66.2 million at December 31, 2005. The repayment of these funds was due primarily to interest-bearing deposits increasing to $568.3 million at March 31, 2006 from $543.7 million at December 31, 2005. Long-term debt, composed of borrowings with the Federal Home Loan Bank, decreased by $2.0 million, or 18.6% annualized, to $41.0 million at March 31, 2006 from $43.0 million at December 31, 2005. Junior subordinated debt remained unchanged from December 31, 2005 to March 31, 2006.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	March 31, 2006	December 31, 2005
	(Dollar amounts in thousands)
Loan origination committments	$59,468	$61,819
Unused lines of credit	210,685	208,320
Standby letters of credit	9,644	9,156

Capital

Total shareholders’ equity increased $1.3 million to $96.1 million at March 31, 2006 from $94.8 million at December 31, 2005. The increase is the net result of net income for the period of $2.3 million less dividends declared of $0.9 million, proceeds of $0.5 million from the issuance of shares of common stock under the Company’s employee benefit and director compensation plans, net increase in the unrealized loss on securities available for sale, net of tax, of $0.4 million, the purchase of treasury stock of $0.8 million and the reissuance of treasury stock of $0.7 in connection with earn-outs of contingent consideration to principals from the acquisition of The Boothby Group insurance agency and First Affiliated Investments.

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

An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders’ equity less intangible assets (Tier I capital), to average quarterly assets less intangible assets. The leverage ratio at March 31, 2006 was 8.21% compared to 8.16% at December 31, 2005. This increase is primarily the result of a smaller increase in average quarterly assets compared to a larger increase in tier 1 risk-based capital. For the first quarter ended March 31, 2006, the ratios were above minimum regulatory guidelines.

As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy. Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments. For the Company, Tier I capital consists of common shareholders’ equity less intangible assets plus the junior subordinated debt, and Tier II capital includes the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets. By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier I capital. In addition, federal banking regulating authorities have issued a final rule restricting the Company’s junior subordinated debt to 25% of Tier I capital. Amounts of junior subordinated debt in excess of the 25% limit generally may be included in Tier II capital. The final rule provides a five-year transition period, ending March 31, 2009. At March 31, 2006, the entire amount of these securities was allowable to be included as Tier I capital for the Company. For both periods, the capital ratios were above minimum regulatory guidelines.

The following table sets forth the Company’s capital amounts and ratios.

	March 31, 2006	December 31, 2005
	(Dollar amounts in thousands)

Tier I
Common shareholders’ equity excluding unrealized gains (losses) on securities	$96,142	$94,756
Disallowed intangible assets	(43,862)	(44,032)
Junior subordinated debt	20,000	20,000
Tier II
Allowable portion of allowance for loan losses	7,355	7,619
Unrealized losses on available for sale equity securities	3,256	2,899

Total risk-based capital	$82,891	$81,242

Risk adjusted assets (including off-balance sheet exposures)	$743,875	$729,732

Leverage ratio	8.21%	8.16%
Tier I risk-based capital ratio	10.15%	10.09%
Total risk-based capital ratio	11.14%	11.13%

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

At March 31, 2006, the Company had a total of $178.3 million, or 18.4%, of total assets in borrowed funds. These borrowings included $68.6 million of repurchase agreements, $48.5 million of federal funds purchased, $41.0 million of term borrowings with the Federal Home Loan Bank, and $20.2 million in junior subordinated debt. The FHLB borrowings have final maturities ranging from May 2006 through February 2009 at interest rates ranging from 2.11% to 4.97%. At March 31, 2006, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $209.1 million. The Company remains slightly liability sensitive and will continue its strategy to originate adjustable rate commercial and installment loans and use investment security cash flows and non-interest bearing and core deposits to reduce the overnight borrowings to maintain a more neutral gap position.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company’s assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC.

Item 4 - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures are effective as of such date.

There have been no material changes in the Company’s internal control over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1     Legal Proceedings – None

Item 1A  Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Please refer to that section for disclosures regarding the risks and uncertainties related to the company’s business.

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

On February 9, 2006, the Company issued a total of 11,727 shares of common stock as contingent consideration to the five former shareholders of The Boothby Group, Inc., which the Company acquired on October 1, 2002, pursuant to a formula contained in the purchase agreement relating to post-closing revenues of the business. All shares of common stock issued were in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering.

The following table sets forth certain information relating to shares of the Company’s common stock repurchased by the company during the quarter ended March 31, 2006.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar value) of Shares (or units) That May Yet Be Purchases Under the Plans or Programs

Month #1 (January 1 – January 31, 2006)	—	—	—	95,513
Month #2 (February 1 – February 28, 2006)	—	—	—	95,513
Month #3 (March 1 – March 31, 2006)	30,000	$25.21	30,000	65,513
Total	30,000	$25.21	30,000	65,513

Item 3     Defaults Upon Senior Securities – None

Item 4     Submission of Matters to Vote of Security Holders – None

Item 5     Other Information - None

Item 6     Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003).

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 18, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEESPORT FINANCIAL CORP.
(Registrant)

Dated: May 8, 2006	By	/s/Robert D. Davis

Robert D. Davis
President and Chief
Executive Officer

Dated: May 8, 2006	By	/s/Edward C. Barrett

Edward C. Barrett
Executive Vice President and
Chief Financial Officer