Form 10-Q
period 2006-06-30
LEESPORT FINANCIAL CORP
filed 2006-08-04
CIK 775662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2006,

or

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

Number of Shares Outstanding
as of August 3, 2006
COMMON STOCK ($5.00 Par Value)	5,408,844
(Title of Class)	(Outstanding Shares)

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

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Cash and due from banks	$21,052	$29,063
Interest-bearing deposits in banks	666	68

Total cash and cash equivalents	21,718	29,131

Mortgage loans held for sale	12,712	16,556
Securities available for sale	178,148	182,541
Securities held to maturity, fair value 2006 - $4,215; 2005 - $6,299	4,159	6,173
Loans, net of allowance for loan losses 2006 - $7,301; 2005 - $7,619	690,337	646,625
Premises and equipment, net	7,510	7,811
Identifiable intangible assets	4,830	5,150
Goodwill	38,805	38,814
Bank owned life insurance	11,927	11,703
Other assets	22,817	21,248

Total assets	$992,963	$965,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$115,992	$115,978
Interest bearing	577,069	543,752

Total deposits	693,061	659,730

Securities sold under agreements to repurchase	72,912	69,455
Federal funds purchased	59,761	66,230
Long-term debt	39,000	43,000
Junior subordinated debt	20,150	20,150
Other liabilities	12,685	12,431

Total liabilities	897,569	870,996

Shareholders’ equity
Common stock, $5.00 par value; authorized 20,000,000 shares; issued:
5,396,974 shares at June 30, 2006 and 5,111,178 shares at December 31, 2005	26,985	25,556
Surplus	57,730	52,581
Retained earnings	17,476	20,790
Accumulated other comprehensive loss	(5,105)	(3,143)
Treasury stock; 70,213 shares at June 30, 2006 and 49,691 shares at December 31, 2005, at cost	(1,692)	(1,028)

Total shareholders’ equity	95,394	94,756

Total liabilities and shareholders’ equity	$992,963	$965,752

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Interest income:
Interest and fees on loans	$12,785	$10,230	$24,901	$19,903
Interest on securities:
Taxable	1,848	1,695	3,661	3,264
Tax-exempt	214	191	417	356
Dividend income	162	151	311	295
Other interest income	3	15	7	26
Total interest income	15,012	12,282	29,297	23,844

Interest expense:
Interest on deposits	4,790	3,202	9,218	6,222
Interest on short-term borrowings	743	522	1,367	846
Interest on securities sold under agreement to repurchase	634	295	1,187	568
Interest on long-term debt	347	433	701	867
Interest on junior subordinated debt	454	375	866	708
Total interest expense	6,968	4,827	13,339	9,211

Net Interest Income	8,044	7,455	15,958	14,633
Provision for loan losses	225	350	425	780

Net Interest Income after provision for loan losses	7,819	7,105	15,533	13,853

Other income:
Customer service fees	651	679	1,341	1,283
Mortgage banking activities	847	1,281	1,902	2,468
Commissions and fees from insurance sales	2,862	2,871	5,535	5,949
Brokerage and investment advisory commissions and fees	185	252	377	461
Gain on sale of loans	—	85	8	331
Other Income	631	532	1,186	1,052
Net realized gains on sales of securities	105	144	209	182

Total other income	5,281	5,844	10,558	11,726

Other expense:
Salaries and employee benefits	5,823	5,575	11,402	11,677
Occupancy expense	1,088	1,103	2,293	2,217
Furniture and equipment expense	679	617	1,340	1,217
Marketing and advertising expense	427	400	721	743
Amortization of identifiable intangible assets	160	160	320	320
Professional services	341	370	568	679
Outside processing	748	664	1,480	1,341
Insurance expense	142	114	251	316
Other expense	1,069	1,034	2,137	1,911

Total other expense	10,477	10,037	20,512	20,421

Income before income taxes	2,623	2,912	5,579	5,158
Income taxes	608	686	1,290	1,153

Net income	$2,015	$2,226	$4,289	$4,005

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share data)

	Three Months Ended			Six Months Ended
	June 30, 2006	June 30, 2005		June 30, 2006	June 30, 2005

EARNINGS PER SHARE DATA

Average shares outstanding	5,331,149	5,282,890	*	5,331,625	5,265,433	*
Basic earnings per share	$0.38	$0.42	*	$0.80	$0.76	*
Average shares outstanding for diluted earnings per share	5,387,956	5,352,980	*	5,391,310	5,337,770	*
Diluted earnings per share	$0.37	$0.42	*	$0.79	$0.75	*
Cash dividends declared per share	$0.18	$0.16	*	$0.35	$0.32	*

See Notes to Consolidated Financial Statements.

* References to share amounts and per-share amounts were restated to reflect the 5% stock dividend distributed to shareholders on June 15, 2006.

LEESPORT FINANCIAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2006 and 2005

(Dollar amounts in thousands, except per share data)

	Common Stock				Accumulated
	Number of				Other
	Shares			Retained	Comprehensive	Treasury
	Issued	Par Value	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2005	5,111,178	$25,556	$52,581	$20,790	$(3,143)	$(1,028)	$94,756

Comprehensive income:
Net income	—	—	—	4,289	—	—	4,289
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(1,962)	—	(1,962)
Total comprehensive income							2,327

Purchase of treasury stock (45,000 shares)	—	—	—	—	—	(1,118)	(1,118)
Reissuance of treasury stock (24,478 shares)	—	—	256	—	—	454	710
Common stock dividend (5%)	253,241	1,266	4,453	(5,719)	—	—	—
Common stock issued in connection with directors’ compensation	—	—	171	—	—	—	171
Common stock issued in connection with director and employee stock purchase plans	32,555	163	153	—	—	—	316
Tax benefits from employee stock transactions	—	—	116	—	—	—	116
Cash dividends declared ($0.35 per share)	—	—	—	(1,884)	—	—	(1,884)

Balance, June 30, 2006	5,396,974	$26,985	$57,730	$17,476	$(5,105)	$(1,692)	$95,394

	Common Stock				Accumulated
	Number of				Other
	Shares			Retained	Comprehensive	Treasury
	Issued	Par Value	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2004	5,031,021	$25,154	$51,210	$15,592	$(119)	$(902)	$90,935

Comprehensive income:
Net income	—	—	—	4,005	—	—	4,005
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(850)	—	(850)
Total comprehensive income							3,155

Reissuance of treasury stock (11,954 shares)	—	—	78	—	—	222	300
Fractional shares in connection with stock dividend paid			(10)	(1)	—	—	(11)
Common stock issued in connection with directors’ compensation	6,202	31	125	—	—	—	156
Common stock issued in connection with director and employee stock purchase plans	50,347	251	729	—	—	—	980
Cash dividends declared ($0.32 per share)	—	—	—	(1,709)	—	—	(1,709)

Balance, June 30, 2005	5,087,570	$25,436	$52,132	$17,887	$(969)	$(680)	$93,806

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Six Months Ended
	June 30,	June 30,
	2006	2005
Cash Flows From Operating Activities
Net income	$4,289	$4,005
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	425	780
Provision for depreciation and amortization of premises and equipment	847	828
Amortization of identifiable intangible assets	320	320
Deferred income taxes	864	1,332
Director stock compensation	171	156
Net amortization of securities premiums and discounts	141	215
Amortization of mortgage servicing rights	15	14
Increase in mortgage servicing rights	—	(192)
Net realized (gains) losses on sales of foreclosed real estate	(13)	23
Net realized gains on sales of securities	(209)	(182)
Proceeds from sales of loans held for sale	102,184	120,391
Net gains on sale of loans	(1,602)	(2,421)
Loans originated for sale	(96,738)	(127,253)
Increase in investment in life insurance	(224)	(237)
Compensation expense related to stock options	85	—
Decrease (increase) in accrued interest receivable and other assets	721	(4,681)
(Decrease) increase in accrued interest payable and other liabilities	(2,077)	2,603

Net cash provided by (used in) operating activities	9,199	(4,299)

Cash Flow From Investing Activities
Investment securities:
Purchases	(13,335)	(34,114)
Principal repayments, maturities and calls	14,910	14,717
Proceeds from sales	911	6,989
Net increase in loans receivable	(44,468)	(35,305)
Proceeds from sale of loans	331	14,282
Net decrease (increase) in Federal Home Loan Bank Stock	1,014	(1,157)
Net increase in foreclosed real estate	(171)	(975)
Purchases of premises and equipment	(590)	(282)
Disposals of premises and equipment	43	—
Purchase of limited partnership investment	—	(1,050)
Net cash used in investing activities	(41,355)	(36,895)

See Notes to Consolidated Financial Statements.

	Six Months Ended
	June 30,	June 30,
	2006	2005
Cash Flow From Financing Activities
Net increase in deposits	33,642	8,925
Net (decrease) increase in federal funds purchased	(6,469)	34,442
Net increase (decrease) in securities sold under agreements to repurchase	3,457	(1,488)
Proceeds from long-term debt	—	3,000
Repayments of long-term debt	(4,000)	(6,000)
Purchase of treasury stock	(1,118)	—
Proceeds from the exercise of stock options and stock purchase plans	316	981
Tax benefits from employee stock transactions	31	—
Reissuance of treasury stock	710	300
Cash dividends paid	(1,826)	(1,658)
Net cash provided by financing activities	24,743	38,502

Decrease in cash and cash equivalents	(7,413)	(2,692)
Cash and cash equivalents:
January 1	29,131	24,055
June 30	$21,718	$21,363

Cash payments for:
Interest	$13,091	$8,904
Taxes	$1,310	$260

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                              Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  All significant inter-company accounts and transactions have been eliminated.  In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations for the six month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.  For purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, and interest bearing deposits in other banks.  For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Earnings per common share for the respective periods indicated have been computed based upon the following:

	Three Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2006	2005		2006	2005
	(Dollar amounts in thousands)

Net income available to shareholders	$2,015	$2,226		$4,289	$4,005

Average shares outstanding	5,331,149	5,282,890	*	5,331,625	5,265,433	*
Effect of dilutive stock options	56,807	70,090	*	59,685	72,337	*
Average number of shares used to calculate diluted earnings per share	5,387,956	5,352,980	*	5,391,310	5,337,770	*

* References to share amounts and per-share amounts were restated to reflect the 5% stock dividend distributed to shareholders on June 15, 2006.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(Dollar amounts in thousands)

Unrealized holding gains (losses) on available for sale securities	$(2,211)	$1,268	$(2,766)	$(995)
Reclassification adjustment for unrealized gains amortized from transfer of available for sale securities to held to maturity	—	(37)	—	(73)
Reclassification adjustment for gains realized in income	(105)	(144)	(209)	(182)
Net unrealized gains (losses)	(2,316)	1,087	(2,975)	(1,250)
Income tax effect	787	(382)	1,013	400

Other comprehensive income (loss)	$(1,529)	$705	$(1,962)	$(850)

4.                               Guarantees

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $12,076,000 of financial and performance standby letters of credit as of June 30, 2006.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next 24 months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of June 30, 2006 for guarantees under standby letters of credit is not material.

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

	Banking
	and
	Financial	Mortgage	Insurance	Investment
	Services	Banking	Services	Services	Total
	(Dollar amounts in thousands)
Three months ended June 30, 2006
Net interest income and other income from external sources	$9,174	$1,043	$2,919	$189	$13,325
Income (loss) before income taxes	2,019	46	614	(56)	2,623

Three months ended June 30, 2005
Net interest income and other income from external sources	$8,624	$1,552	$2,871	$252	$13,299
Income (loss) before income taxes	2,049	457	427	(21)	2,912

Six Months Ended June 30, 2006
Net interest income and other income from external sources	$18,083	$2,426	$5,613	$394	$26,516
Income (loss) before income taxes	4,304	374	989	(88)	5,579

Six Months Ended June 30, 2005
Net interest income and other income from external sources	$17,051	$2,898	$5,949	$461	$26,359
Income (loss) before income taxes	3,387	745	1,068	(42)	5,158

6.                                 Stock Incentive Plans

The Company has an Employee Stock Incentive Plan (ESIP) that covers all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors.  The total number of shares of common stock that may be issued pursuant to the ESIP is 463,601.  The option price for options issued under the Plan must be at least equal to 100% of the fair market value of the common stock on the date of grant and shall not be less than the stock’s par value.  Options granted under the Plan have various vesting periods ranging from immediate up to 5 years, 20% exercisable not less than one year after the date of grant, but no later than ten years after the date of grant in accordance with the vesting.  Vested options expire on the earlier of ten years after the date of grant, three months from the participant’s termination of employment or one year from the date of the participant’s death or disability.

The Company has an Independent Directors Stock Option Plan (IDSOP).  The total number of shares of common stock that may be issued pursuant to the IDSOP is 115,900.  The Plan covers all directors of the Company who are not employees and former directors who continue to be employed by the Company.  The option price for options issued under the Plan will be equal to the fair market value of the Company’s common stock on the date of grant. Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Company or the cessation of the participant’s employment, or twelve months from the date of the participant’s death or disability.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), “Share-Based Payment.”  Statement No. 123(R) replaces Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Statement No. 123(R) requires the fair value of the share-based payment transactions to be recognized as compensation costs in the financial statements over the period that an employee provides service in exchange for the award.  The fair value of the share-based payments is estimated using the Black-Scholes option-pricing model.  The Company adopted Statement No. 123(R) effective January 1, 2006, using the modified-prospective transition method.  Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards.  No change to prior periods presented is permitted under the modified prospective method.  Included in the results for the three and six months ended June 30, 2006 were approximately $48,000 and $85,000, respectively, in compensation costs relating to the adoption of Statement No. 123(R).  Net income for the three and six months ended June 30, 2006 was reduced by approximately $32,000 and $56,000, respectively.  As of June 30, 2006, there was approximately $333,000 of total unrecognized compensation cost related to nonvested options under the plans.

For the three and six months ended June 30, 2005, the Company accounted for the above stock option plans under the recognition and measurement principles of APB opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all existing options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share, for the three and six months ended June 30, 2005, if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” to stock-based compensation:

	For the Three		For the Six Months
	Months Ended		Ended
	June 30,		June 30,
	2005		2005

Net income, as reported	$2,226		$4,005
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(36)		(78)
Pro forma net income	$2,190		$3,927

Basic earnings per share:
As reported	$0.42	*	$0.76	*
Pro forma	$0.41	*	$0.75	*

Diluted earnings per share:
As reported	$0.42	*	$0.75	*
Pro forma	$0.41	*	$0.74	*

* References to share amounts and per-share amounts reflect the 5% stock dividend distributed to shareholders on June 15, 2006.

Stock option transactions under the Plans for the six months ended June 30, 2006, as adjusted for the 5% stock dividend, were as follows:

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Term
	Options	Price	Value	(in years)
Outstanding at the beginning of the year	362,578	$19.21
Granted	22,313	23.54
Exercised	(25,103)	18.11
Expired	(2,182)	20.71
Forfeited	(11,194)	19.92
Outstanding as of June 30, 2006	346,412	$19.53	$1,414,439	7.2
Exercisable as of June 30, 2006	251,783	$18.85	$1,199,140	6.6

The fair value of options granted for the period ended June 30, 2006 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Six Months Ended
2006

Dividend yield	2.73%
Expected life	7 years
Expected volatility	17.60%
Risk-free interest rate	4.89%
Weighted average fair value of options granted	$5.08

No new options were granted for the six month period ended June 30, 2005.

7.                                 Debt and Borrowings

Total debt decreased by $7.0 million, or 7.1% annualized, to $191.8 million at June 30, 2006 from $198.8 million at December 31, 2005.  The decrease in total debt and borrowings was primarily due to overnight federal funds and long term debt which decreased to $59.8 million and $39 million at June 30, 2006, respectively, from $66.2 million and $43 million at December 31, 2005, respectively.  The repayment of these funds was due primarily to interest-bearing deposits increasing to $577.1 million at June 30, 2006 from $543.8 million at December 31, 2005.

8.                                 Investment in Limited Partnership

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

9.             Recently Issued Accounting Standards

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

In October 2005, the FASB issued FASB Staff Position FAS 13-1 (“FSP FAS 13-1”), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period.  As a result, companies that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period beginning after December 15, 2005. FSP FAS 13-1 was effective for the Company as of the first quarter of 2006 and did not have a material impact on the Company’s financial condition or results of operations.

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

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.”  This position amends SFAS 123R to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS 123R until it becomes probable that the event will occur.  The guidance in this FASB Staff Position was applied upon initial adoption of Statement 123R.  The adoption of SFAS 123(R)-4 did not have a significant effect on the Company’s financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

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

Results of Operations

OVERVIEW

Net income for the Company for the quarter ended June 30, 2006 was $2.02 million, a decrease of 9.5%, as compared to $2.23 million for the same period in 2005.  For the first six months of 2006, net income was $4.29 million, an increase of 7.1%, as compared to $4.01 million for the same period in 2005.  Basic and diluted earnings per share for the second quarter of 2006 were $.38 and $.37, respectively, compared to basic and diluted earnings per share of $.42 and $.42, respectively, for the same period of 2005.  For the first six months of 2006, basic and diluted earnings per share were $.80 and $.79, respectively, compared to basic and diluted earnings per share of $.76 and $.75, respectively, for the same period of 2005.  Earnings per share amounts reflect a 5% stock dividend distributed to shareholders on June 15, 2006.

As a result of the Company’s corporate-wide organizational changes implemented in the second quarter of 2006, included in the operating results for the three and six months ended June 30, 2006 were severance costs of $406,000.  In addition to these corporate-wide reorganization and restructuring plan severance costs, included in net income for the six months ended June 30, 2006 were severance costs of $44,000 associated with the consolidation of a retail management position and costs of $95,000 associated with a branch closing.  Included in the operating results for the quarter ended June 30, 2005 were severance costs of $445,000 associated with the departure of the Company’s Chairman, President and Chief Executive Officer.

The following are the key ratios for the Company as of June 30:

	Three Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2006	2005		2006	2005

Return on average assets	0.83%	0.98%		0.89%	0.90%
Return on average shareholders’ equity	8.40%	9.70%		9.01%	8.80%
Dividend payout ratio	47.37%	38.57	% *	43.75%	42.11	% *
Average shareholders’ equity to average assets	9.83%	10.13%		9.88%	10.23%

* Amounts reflect the 5% stock dividend distributed to shareholders on June 15, 2006.

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

Net interest income before the provision for loan losses for the three months ended June 30, 2006 was $8.3 million, an increase of $0.6 million, or 8.1%, compared to the $7.7 million reported for the second quarter of 2005.  Net interest income before the provision for loan losses for the six months ended June 30, 2006 was $16.5 million, an increase of $1.4 million, or 9.3%, compared to the $15.1 million reported for the same period in 2005.  The net interest margin decreased to 3.80% for the second quarter of 2006 from 3.81% for the second quarter of 2005.  The net interest margin increased to 3.82% for the first six months of 2006 from 3.81% for the same period in 2005.

The following summarizes net interest margin information:

	Three months ended June 30,
	2006			2005
		Interest			Interest
	Average	Income/	%	Average	Income/	%
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands, except percentages)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$508,044	$9,581	7.46	$438,644	$7,384	6.66
Mortgage	49,327	805	6.53	51,507	902	7.01
Consumer	133,541	2,499	7.51	125,793	2,022	6.45
Other	242	—	—	202	—	—
Investments (2)	184,676	2,378	5.15	189,166	2,175	4.60
Federal funds sold	—	—	—	—	—	—
Other short-term investments	203	3	5.93	1,593	15	3.81

Total interest-earning assets	$876,033	$15,266	6.89	$806,905	$12,498	6.13

Interest-Bearing Liabilities:
Transaction accounts	$286,779	$1,753	2.45	$272,377	$1,044	1.54
Certificates of deposit	287,579	3,037	4.24	235,415	2,158	3.68
Securities sold under agreement to repurchase	65,494	634	3.83	47,091	295	2.48
Short-term borrowings	57,705	743	5.17	65,680	522	3.19
Long-term borrowings	39,835	347	3.45	54,434	433	3.15
Junior subordinated debt	20,150	454	9.05	20,150	375	7.45

Total interest-bearing liabilities	757,542	6,968	3.69	695,147	4,827	2.78

Noninterest-bearing deposits	115,957	—		112,261	—

Total cost of funds	$873,499	6,968	3.20	$807,408	4,827	2.40

Net interest margin (fully taxable equivalent)		$8,298	3.80		$7,671	3.81

	Six Months Ended June 30,
	2006			2005
		Interest			Interest
	Average	Income/	%	Average	Income/	%
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollar amounts in thousands, except percentages)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$499,517	$18,465	7.35	$433,935	$14,264	6.54
Mortgage	50,040	1,701	6.80	54,431	1,845	6.78
Consumer	134,206	4,929	7.41	124,985	3,949	6.37
Other	300	—	—	150	—	—
Investments (2)	184,460	4,694	5.09	181,956	4,178	4.59
Federal funds sold	17	—	4.53	—	—	—
Other short-term investments	287	6	4.58	1,526	26	3.46

Total interest-earning assets	$868,827	$29,795	6.82	$796,983	$24,262	6.05

Interest-Bearing Liabilities:
Transaction accounts	$289,624	$3,430	2.39	$271,620	$1,952	1.45
Certificates of deposit	280,012	5,788	4.17	235,579	4,270	3.66
Securities sold under agreement to repurchase	64,641	1,187	3.65	47,725	568	2.37
Short-term borrowings	55,871	1,367	4.93	55,972	846	3.05
Long-term borrowings	40,757	701	3.42	54,652	867	3.16
Junior subordinated debt	20,150	866	8.67	20,150	708	7.08

Total interest-bearing liabilities	751,055	13,339	3.58	685,698	9,211	2.71

Noninterest-bearing deposits	113,881	—		110,728	—

Total cost of funds	$864,936	13,339	3.11	$796,426	9,211	2.33

Net interest margin (fully taxable equivalent)		$16,456	3.82		$15,051	3.81

(1)          Loan fees have been included in the interest income totals presented.  Nonaccrual loans have been included in average loan balances.

(2)          Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

Average interest-earning assets for the three months ended June 30, 2006 were $876.0 million, a $69.1 million, or 8.6%, increase over average interest-earning assets of $806.9 million for the same period in 2005.  Average interest-earning assets for the six months ended June 30, 2006 were $868.8 million, a $71.8 million, or 9.0%, increase over average interest-earning assets of $797.0 million for the same period in 2005.  The yield on average interest-earning assets increased by 76 basis points to 6.89% for the second quarter of 2006, compared to 6.13% for the same period in 2005.  The yield on average interest-earning assets increased by 77 basis points to 6.82% for the first six months of 2006, compared to 6.05% for the same period in 2005.

Average interest-bearing liabilities for the three months ended June 30, 2006 were $757.5 million, a $62.4 million, or 9.0%, increase over average interest-bearing liabilities of $695.1 million for the same period in 2005.  Average interest-bearing liabilities for the six months ended June 30, 2006 were $751.1 million, a $65.4 million, or 9.5%, increase over average interest-bearing liabilities of $685.7 million for the same period in 2005.  Average noninterest-bearing deposits increased to $116.0 million for the three months ended June 30, 2005, from $112.3 million for the same time period of 2005.  Average noninterest-bearing deposits increased to $113.9 million for the six months ended June 30, 2006, from $110.7 million for the same time period of 2005.  The interest rate on the total cost of funds increased by 80 basis points to 3.20% for the three months ended June 30, 2006, compared to 2.40% for the same period in 2005.  The interest rate on the total cost of funds increased by 78 basis points to 3.11% for the six months ended June 30, 2006, compared to 2.33% for the same period in 2005.

The increase in net interest income during the first six months of 2006, as compared to the same period in 2005, was primarily the result of an increase in average earning assets and earning asset yields.  Average earning assets increased due mainly to an increase in commercial loans and, installment loans and investment securities.  Average loans increased by $70.6 million, or 11.5%, from June 30, 2005 to June 30, 2006.  Average investment securities increased by $2.5 million, or 1.4%, from June 30, 2005 to June 30, 2006.  Earning asset yields on commercial and installment loans increased due mainly to the targeted short-term interest rate, as established by the Federal Reserve Bank (“FRB”), increasing, which resulted in an increase in the prime rate from 6.25% at June 30, 2005, to 8.25% at June 30, 2006.  Earning asset yields on investment securities increased from 4.6% at June 30, 2005 to 5.1% at June 30, 2006.

Interest expense increased during the first six months of 2006 along with the overall growth in funding sources.  The average rate paid on interest-bearing liabilities increased from 2.71% at June 30, 2005 to 3.58% at June 30, 2006.  Total cost of funds increased from 2.33% in 2005 to 3.11% in 2006.  The increase in interest-bearing deposit rates was the result of management’s disciplined approach to deposit pricing in response to the increase in short-term interest rates, as well as, the effect of longer-term certificates of deposit maturing during the period and repricing at higher rates.  Average interest bearing deposits increased $62.4 million or 12.3% from June 30, 2005 to June 30, 2006 due primarily to strong organic growth in deposits.  Comparing June 30, 2005 to June 30, 2006, average interest-bearing funding grew by $2.9 million and, combined with the growth in non-interest bearing deposits, provided all of the funding needed for the $73.1 million in average loan and investment security growth.

Provision for Loan Losses

The provision for loan losses for the quarter ended June 30, 2006 was $225,000 compared to $350,000 for the same period of 2005.  The provision for loan losses for the six months ended June 30, 2006 was $425,000 compared to $780,000 for the same period of 2005.  The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio.  The Company continues to maintain strong asset quality ratios in light of the continued growth in the Company’s loan portfolio and management’s assessment of the credit quality factors existing at this time.  The ratio of the allowance for loan losses to loans outstanding at June 30, 2006 and December 31, 2005 was 1.05% and 1.16%, respectively.  Please see further discussion under the caption “Allowance for Loan Losses.”

Other Income

Total other income for the three months ended June 30, 2006 totaled $5.3 million, a decrease of $0.5 million, or 9.6%, from other income of $5.8 million for the same period in 2005.  Total other income for the six months ended June 30, 2006 totaled $10.6 million, a decrease of $1.1 million, or 10.0%, from other income of $11.7 million for the same period in 2005.

Customer service fees decreased 4.1% for the second quarter of 2006 as compared to the same period in 2005, from $679,000 to $651,000.  Customer service fees remained consistent for the six months ended June 30, 2006 compared to the same period in 2005, at $1.3 million.  The decrease in customer service fees for the three months ended is primarily due to a decrease in the amount of NSF fees collected.

Income from mortgage banking activities decreased by $434,000, or 33.9%, from $1.3 million for the second quarter of 2005 to $847,000 for the second quarter of 2006.  Income from mortgage banking activities for the first six months of 2006 totaled $1.9 million, a decrease of $0.6 million, or 22.9%, to income from mortgage banking activities of $2.5 million for the same period in 2005. The decrease was due primarily to the reduction of the gain realized on the sale of loans sold.  The Company operates its mortgage banking activities through Philadelphia Financial Mortgage Company, a division of Leesport Bank.

One of the Company’s primary sources of other income is commissions and other revenue generated primarily through sales of insurance products through the Company’s insurance subsidiary, Essick & Barr, LLC.  Revenues from insurance operations totaled $2.9 million for the second quarter of 2006 similar to the $2.9 million for the same period in 2005.  Revenues from insurance operations totaled $5.5 million for the first six months of 2006 compared to $5.9 million for the same period in 2005, a decrease of 7.0%.  The decrease is primarily the result of a decrease in contingent fee income.

Brokerage and investment advisory commissions and fees decreased $67,000 or 26.6% from $252,000 in the second quarter of 2005 compared to $185,000 in the same period of 2006. Brokerage and investment advisory commissions and fees decreased $84,000 or 18.2% from $461,000 for the first six months of 2005 compared to $377,000 for the same period of 2006. The decrease is primarily due to a decrease in brokerage and investment advisory revenue as a result of lower sales volumes.

Net securities gains were $105,000 for the three months ended June 30, 2006 compared to $144,000 for the same period in 2005.  Net securities gains were $209,000 for the six months ended June 30, 2006 compared to $182,000 for the same period in 2005.  These gains are primarily from the planned sales of equity portfolio holdings.  Included in securities gains for the three and six month periods ended June 30, 2006, was a $59,000 gain due to a stock conversion of an equity holding by Essick & Barr, LLC., a wholly owned subsidiary of the Company.  Net gains on the sale of loans decreased to $8,000, or 97.6%, for the first six months of 2006 from $331,000 for the same period 2005 primarily due to a decrease in sales of SBA loans.

Other Expense

Total other expense for the three months ended June 30, 2006 totaled $10.5 million, an increase of $0.5 million, or 4.4%, over other expense of $10.0 million for the same period in 2005.  Total other expense for the six months ended June 30, 2006 totaled $20.5 million, an increase of $0.1 million, or 0.4%, over other expense of $20.4 million for the same period in 2005.  Included in other expense for the three and six months ended June 30, 2006 were severance costs of $406,000 associated with the Company’s corporate-wide reorganization and restructuring plan.  In addition to these corporate-wide reorganization and restructuring plan severance costs, included in net income for the six months ended June 30, 2006 were severance costs of $44,000 associated with the consolidation of a retail management position and costs of $95,000 associated with a branch closing.  Included in the operating results for the quarter ended June 30, 2005 were severance costs of $445,000 associated with the departure of the Company’s Chairman, President and Chief Executive Officer.

Salaries and benefits were $5.8 million for the three months ended June 30, 2006, an increase of 4.4% compared to $5.6 million for the same period in 2005.  The increase in salaries and benefits for the comparative three month periods is due primarily to the severance costs mentioned earlier.  Salaries and benefits were $11.4 million for the six months ended June 30, 2006, a decrease of 2.4% compared to $11.7 million for the same period in 2005.  The decrease in salaries and benefits for the comparative six month periods is primarily attributable to a decrease in commissions paid on mortgage origination activity through Philadelphia Financial Mortgage Company and investment advisory activity through Madison Financial Advisors.  Total commissions paid for the three months ended June 30, 2006 and 2005 were $558,000 and $878,000, respectively.  Total commissions paid for the six months ended June 30, 2006 and 2005 were $1.1 million and $1.6 million, respectively.  Full-time equivalent (FTE) employees decreased to 342 at June 30, 2006 from 348 at June 30, 2005.

Occupancy expense for the second quarter of 2006 was $1.1 million, equal to $1.1 million for the same period of 2005.  Occupancy expense for the first six months of 2006 was $2.3 million, a $0.1 million, or 3.4%, increase over $2.2 million for the same period of 2005.  The increase is primarily attributable to costs associated with the closing of our Lansdale branch office in March 2006.

Furniture and equipment expense increased 10.0% to $679,000 for the second quarter of 2006 from $617,000 for the same period in 2005.  Equipment expense increased 10.1% to $1.3 million for the first six months of 2006 from $1.2 million for the same period in 2005. The increase is primarily attributable to equipment upgrades and the closing of our Lansdale branch office.

Marketing and advertising expense for the second quarter of 2006 was $427,000 compared to $400,000 for the same period of 2005.  Marketing and advertising expense for the first six months of 2006 was $721,000 compared to $743,000 for the same period in 2005.

Professional services expense for the second quarter of 2006 was $341,000 compared to $370,000 for the same period of 2005.  Professional services expense decreased 16.3% to $568,000 for the first six months of 2006 from $679,000 for the same period in 2005. The decrease is primarily due to costs incurred in 2005 for the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 focusing on management’s assessment of its internal controls as they relate to the Company’s financial reporting to shareholders and investors.

Outside processing expense and other operating expense increased $84,000, or 12.7%, to $748,000 for the second quarter of 2006 from $664,000 for the same period in 2005.  Outside processing expense and other operating expense increased $0.2 million, or 10.4%, to $1.5 million for the first six months of 2006 from $1.3 for the same period of 2005. This increase is primarily due to an increase in our core banking system costs relating to increased transaction volume, internet banking enhancements, new products and services and to increased training and education expenditures.

Other expense increased $0.1 million, or 3.4%, to $1.1 million for the second quarter of 2006 from $1.0 million for the same period in 2005.  Other expense increased $0.2 million, or 11.8%, to $2.1 million for the first six months of 2006 from $1.9 for the same period of 2005. These increases are primarily attributable to increases in volume-based loan processing expense, postage expense, dues and subscriptions and shares tax expense.

Income Taxes

The effective income tax rate for the Company for the first six months of 2006 was 23.1% compared to 22.4% for the same period of 2005.  The effective income tax rate increased primarily as a result of tax exempt income remaining flat while income before income taxes increased.  Included in the income tax provision is a federal tax benefit from our $5.0 million investment in an affordable housing, corporate tax credit limited partnership of $300,000 for the six months ended June 30, 2006 and 2005.

Financial Condition

The total assets of the Company at June 30, 2006 were $993.0 million, an increase of approximately $27.2 million, or 5.6% annualized, from $965.8 million at December 31, 2005.

Mortgage Loans Held for Sale

Mortgage loans held for sale decreased $3.9 million, or 46.4% annualized, to $12.7 million at June 30, 2006 from $16.6 million at December 31, 2005.  This decrease is related to a decline in our mortgage banking origination volumes which is indicative of a soft residential real estate market.

Securities Available for Sale

Investment securities available for sale decreased $4.4 million, or 4.8% annualized, to $178.1 million at June 30, 2006 from $182.5 million at December 31, 2005.  Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity.  The decrease in investment securities available for sale was the result of using investment security paydowns to supplement the growth in higher yielding commercial loans.

Loans

Total loans, net of allowance for loan losses, increased to $690.3 million, or 13.5% annualized, at June 30, 2006 from $646.6 million at December 31, 2005.  Included in the first six months of 2006 were sales of approximately $331,000 in SBA and PHEAA loans.

The components of loans were as follows:

	June 30,	December 31,
	2006	2005
	(Dollar amounts in thousands)
Residential real estate	$194,439	$187,199
Commercial	141,427	141,475
Commercial, secured by real estate	285,988	243,350
Consumer	7,937	10,812
Home equity lines of credit	68,743	72,216

Loans	698,534	655,052

Net deferred loan fees	(896)	(808)
Allowance for loan losses	(7,301)	(7,619)

Loans, net of allowance for loan losses	$690,337	$646,625

Loans secured by residential real estate (not including home equity lending products) increased $7.2 million, or 7.7% annualized, to $194.4 million at June 30, 2006 from $187.2 million at December 31, 2005.  This increase is primarily due to an increase in originations of commercial loans secured by residential real estate.

Commercial loans increased to $427.4 million at June 30, 2006 from $384.8 million at December 31, 2005, an increase of $42.6 million, or 22.1% annualized.  The increase is due primarily to an increase in fixed-rate commercial real estate loans.  This increase is also net of approximately $0.3 million of SBA loans sold during the period.  The sale of these loans is in line with the Company’s asset/liability strategy to limit interest rate risk.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2006 was $7.3 million compared to $7.6 million at December 31, 2005.  Additions to the allowance are made from time to time based upon management’s assessment of credit quality factors existing at that time.  The Company performs a review of the credit quality of its loan portfolio on a monthly basis to determine the adequacy of the allowance for loan losses.  The allowance at June 30, 2006 was 1.05% of outstanding loans compared to 1.16% of outstanding loans at December 31, 2005.  The decrease in the provision for loan losses for the period June 30, 2006 to December 31, 2005 is primarily the result of improved credit quality.

The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio.  Additions to the allowance are charged through the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.  Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, the value of any underlying collateral, risk characteristics in the loan portfolio, local and national economic conditions, and other relevant factors.  Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.  Based upon the results of such reviews, management believes that the allowance for loan losses at June 30, 2006 was adequate to absorb credit losses inherent in the portfolio at that date.

The following table shows the activity in the Company’s allowance for loan losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollar amounts in thousands)

Balance of allowance for loan losses, beginning of period	$7,355	$7,338	$7,619	$7,248
Loans charged-off:
Commercial, financial and agricultural	(279)	(389)	(735)	(475)
Real estate – mortgage	—	(177)	—	(400)
Consumer	(62)	(24)	(80)	(70)
Total loans charged-off	(341)	(590)	(815)	(945)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	3	14	5	17
Real estate – mortgage	29	55	30	58
Consumer	30	3	37	12
Total recoveries	62	72	72	87
Net loans charged-off	(279)	(518)	(743)	(858)
Provision for loan losses	225	350	425	780
Balance, end of period	$7,301	$7,170	$7,301	$7,170

Net charge-offs to average loans (annualized)	0.17%	0.34%	0.24%	0.29%
Allowance for loan losses to loans outstanding	1.05%	1.16%	1.05%	1.16%
Loans outstanding at end of period (net of unearned income)	$698,534	$616,493	$698,534	$616,493
Average balance of loans outstanding during the period	$673,624	$601,895	$609,992	$600,015

The following table summarizes the Company’s non-performing assets:

	June 30,	December 31,
	2006	2005
	(Dollar amounts in thousands)
Non-accrual loans:
Real estate	$160	$1,231
Consumer	239	366
Commercial, financial and agricultural	4,870	3,970
Total	5,269	5,567

Loans past due 90 days or more and still accruing:
Real estate	—	12
Consumer	—	—
Commercial, financial and agricultural	—	594
Total	—	606

Troubled debt restructurings	143	150

Total non-performing loans	5,412	6,323

Other real estate owned	271	87

Total non-performing assets	$5,683	$6,410

Non-performing loans to total loans	0.77%	0.97%
Non-performing assets to total loans plus OREO	0.81%	0.98%

Premises and Equipment

Components of premises and equipment were as follows:

	June 30,	December 31,
	2006	2005
	(Dollar amounts in thousands)

Land and land improvements	$263	$263
Buildings	826	816
Leasehold improvements	3,388	3,365
Furniture and equipment	9,269	8,802
	13,746	13,246

Less: accumulated depreciation	6,236	5,435

Premises and equipment, net	$7,510	$7,811

Deposits

Total deposits at June 30, 2006 were $693.1 million compared to $659.7 million at December 31, 2005, an increase of $33.4 million, or 10.1% annualized.

The components of deposits were as follows:

	June 30,	December 31,
	2006	2005
	(Dollar amounts in thousands)

Demand, non-interest bearing	$115,992	$115,978
Demand, interest bearing	209,621	212,035
Savings	76,089	72,367
Time, $100,000 and over	101,594	89,316
Time, other	189,765	170,034

Total deposits	$693,061	$659,730

The increase in interest bearing deposits is due primarily to an increase in time deposits with the majority of these deposits maturing in less than one year.  Management continues to promote these types of deposits through a disciplined pricing strategy as a means of managing the Company’s overall cost of funds, as well as, management’s continuing emphasis on commercial and retail marketing programs and customer service.

Borrowings

Total debt decreased by $7.0 million to $191.8 million at June 30, 2006 from $198.8 million at December 31, 2005.  The decrease in total debt and borrowings was primarily due to overnight federal funds which decreased to $59.8 million at June 30, 2006 from $66.2 million at December 31, 2005.  The repayment of these funds was due primarily to interest-bearing deposits increasing to $577.1 million at June 30, 2006 from $543.8 million at December 31, 2005.  Long-term debt, composed of borrowings with the Federal Home Loan Bank, decreased by $4.0 million, or 18.6% annualized, to $39.0 million at June 30, 2006 from $43.0 million at December 31, 2005.  Junior subordinated debt remained unchanged from December 31, 2005 to June 30, 2006.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	June 30,	December 31,
	2006	2005
	(Dollar amounts in thousands)
Loan origination committments	$67,148	$61,819
Unused lines of credit	239,440	208,320
Standby letters of credit	12,076	9,156

Capital

Total shareholders’ equity increased $0.6 million to $95.4 million at June 30, 2006 from $94.8 million at December 31, 2005.  The increase is the net result of net income for the period of $4.3 million less dividends declared of $1.9 million, proceeds of $0.6 million from the issuance of shares of common stock under the Company’s employee benefit and director compensation plans, net increase in the unrealized loss on securities available for sale, net of tax, of $2.0 million, the purchase of treasury stock of $1.1 million and the reissuance of treasury stock of $0.7 primarily in connection with earn-outs of contingent consideration to principals from the acquisition of The Boothby Group insurance agency and First Affiliated Investments.

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

An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders’ equity less intangible assets (Tier I risk-based capital), to average quarterly assets less intangible assets.  The leverage ratio at June 30, 2006 was 8.17% compared to 8.16% at December 31, 2005.  This increase is primarily the result of a proportionate increase in average assets compared to Tier I risk-based capital.  For the six months ended June 30, 2006, the capital ratios were above minimum regulatory guidelines.

As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy.  Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments.  For the Company, Tier I risk-based capitalconsists of common shareholders’ equity less intangible assets plus the junior subordinated debt, and Tier II risk-based capital includes the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets.  By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier I risk-based capital.  In addition, federal banking regulating authorities have issued a final rule restricting the Company’s junior subordinated debt to 25% of Tier I risk-based capital.  Amounts of junior subordinated debt in excess of the 25% limit generally may be included in Tier II risk-based capital.  The final rule provides a five-year transition period, ending March 31, 2009.  At June 30, 2006, the entire amount of these securities was allowable to be included as Tier I risk-based capital for the Company.  For both periods, the capital ratios were above minimum regulatory guidelines.

The following table sets forth the Company’s risk-based capital amounts and ratios.

	June 30,	December 31,
	2006	2005
	(Dollar amounts in thousands)

Tier I
Common shareholders’ equity excluding unrealized gains (losses) on securities	$95,394	$94,756
Disallowed intangible assets	(43,702)	(44,032)
Junior subordinated debt	20,000	20,000
Tier II
Allowable portion of allowance for loan losses	7,301	7,619
Unrealized losses on available for sale equity securities	4,714	2,899

Total risk-based capital	$83,707	$81,242

Risk adjusted assets (including off-balance sheet exposures)	$765,458	$729,732

Leverage ratio	8.17%	8.16%
Tier I risk-based capital ratio	9.98%	10.09%
Total risk-based capital ratio	10.94%	11.13%

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

At June 30, 2006, the Company had a total of $191.8 million, or 19.3%, of total assets in borrowed funds.  These borrowings included $72.9 million of repurchase agreements, $59.8 million of federal funds purchased, $39.0 million of term borrowings with the Federal Home Loan Bank, and $20.2 million in junior subordinated debt.  The FHLB borrowings have final maturities ranging from August 2006 through February 2009 at interest rates ranging from 2.67% to 4.97%.  At June 30, 2006, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $200.1 million.  The Company remains slightly liability sensitive and will continue its strategy to originate adjustable rate commercial and installment loans and use investment security cash flows and non-interest bearing and core deposits to reduce the overnight borrowings to maintain a more neutral gap position.

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

Item 4 - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2006.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures are effective as of such date.

There have been no material changes in the Company’s internal control over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2         Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to shares of the Company’s common stock repurchased by the company during the quarter ended June 30, 2006.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar value) of Shares (or units) That May Yet Be Purchases Under the Plans or Programs

Month #1 (April 1 – April 30, 2006)	—	—	—	65,513

Month #2 (May 1 – May 31, 2006)	15,000	$24.12	15,000	50,513

Month #3 (June 1 – June 30, 2006)	—	—	—	50,513

Total	15,000	$24.12	15,000	50,513

Item 3         Defaults Upon Senior Securities – None

Item 4         Submission of Matters to Vote of Security Holders – None

At the annual meeting of shareholders, held on April 18, 2006, shareholders of the Company approved the following matters

1.                  Election of James H. Burton, Philip E. Hughes, Jr., Andrew J. Kuzneski, Jr., Frank C. Milewski, and Harry J. O’Neill III as Class III directors of the Company to serve until 2009.

There was no solicitation in opposition to the nominees of the Board of Directors.  The votes cast in the election with respect to each individual nominee were as follows:

Nominee	For	Withheld
James H. Burton	3,896,419	293,154
Philip E. Hughes, Jr.	4,015,357	173,716
Andrew J. Kuzneski, Jr.	3,840,232	349,341
Frank C. Milewski	3,926,101	263,472
Harry J. O’Neill III	3,925,347	264,226

2.                  Ratification of Beard Miller Company LLP as the Company’s independent registered public accounting firm.

The votes cast in this matter were as follows:

For	Against	Abstain
4,134,336	25,921	29,316

Item 5         Other Information - None

Item 6         Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003).

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 18, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEESPORT FINANCIAL CORP.
(Registrant)

Dated: August 3, 2006	By	/s/Robert D. Davis

Robert D. Davis
President and Chief
Executive Officer

Dated: August 3, 2006	By	/s/Edward C. Barrett

Edward C. Barrett
Executive Vice President and
Chief Financial Officer