Form 10-Q
period 2006-09-30
LEESPORT FINANCIAL CORP
filed 2006-10-31
CIK 775662

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2006,

or

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

Number of Shares Outstanding
as of October 31, 2006
COMMON STOCK ($5.00 Par Value)	5,420,857
(Title of Class)	(Outstanding Shares)

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

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Cash and due from banks	$18,995	$29,063
Interest-bearing deposits in banks	73	68

Total cash and cash equivalents	19,068	29,131

Mortgage loans held for sale	9,798	16,556
Securities available for sale	174,410	182,541
Securities held to maturity, fair value 2006 - $4,256; 2005 - $6,299	4,148	6,173
Loans, net of allowance for loan losses 2006 - $7,529; 2005 - $7,619	729,735	646,625
Premises and equipment, net	7,241	7,811
Identifiable intangible assets	4,671	5,150
Goodwill	38,805	38,814
Bank owned life insurance	12,042	11,703
Other assets	22,932	21,248

Total assets	$1,022,850	$965,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$104,744	$115,978
Interest bearing	584,838	543,752

Total deposits	689,582	659,730

Securities sold under agreements to repurchase	78,879	69,455
Federal funds purchased	100,160	66,230
Long-term debt	23,500	43,000
Junior subordinated debt	20,150	20,150
Other liabilities	11,265	12,431

Total liabilities	923,536	870,996

Shareholders' equity
Common stock, $5.00 par value; authorized 20,000,000 shares; issued:
5,420,857 shares at September 30, 2006 and 5,111,178 shares at December 31, 2005	27,104	25,556
Surplus	58,104	52,581
Retained earnings	19,049	20,790
Accumulated other comprehensive loss	(3,291)	(3,143)
Treasury stock; 68,234 shares at September 30, 2006 and 49,691 shares at
December 31, 2005, at cost	(1,652)	(1,028)

Total shareholders’ equity	99,314	94,756

Total liabilities and shareholders’ equity	$1,022,850	$965,752

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Interest income:
Interest and fees on loans	$13,621	$11,043	$38,522	$30,946
Interest on securities:
Taxable	1,813	1,650	5,474	4,914
Tax-exempt	217	184	634	540
Dividend income	165	132	476	427
Other interest income	5	15	12	41
Total interest income	15,821	13,024	45,118	36,868

Interest expense:
Interest on deposits	5,258	3,488	14,476	9,710
Interest on short-term borrowings	1,063	568	2,430	1,414
Interest on securities sold under agreement to repurchase	731	395	1,918	963
Interest on long-term debt	273	404	974	1,271
Interest on junior subordinated debt	470	428	1,336	1,136

Total interest expense	7,795	5,283	21,134	14,494

Net Interest Income	8,026	7,741	23,984	22,374
Provision for loan losses	300	430	725	1,210
Net Interest Income after provision for loan losses	7,726	7,311	23,259	21,164

Other income:
Customer service fees	671	694	2,012	1,977
Mortgage banking activities	932	1,576	2,834	4,044
Commissions and fees from insurance sales	2,982	2,958	8,517	8,907
Brokerage and investment advisory commissions and fees	186	196	563	657
Gain on sale of loans	24	70	32	401
Other Income	611	467	1,797	1,519
Net realized gains on sales of securities	65	61	274	243

Total other income	5,471	6,022	16,029	17,748

Other expense:
Salaries and employee benefits	5,265	5,610	16,667	17,287
Occupancy expense	1,101	1,123	3,394	3,340
Furniture and equipment expense	677	635	2,017	1,852
Marketing and advertising expense	286	457	1,007	1,200
Amortization of identifiable intangible assets	159	160	479	480
Professional services	333	419	901	1,098
Outside processing	700	655	2,180	1,996
Insurance expense	198	151	449	467
Other expense	1,036	1,058	3,173	2,969

Total other expense	9,755	10,268	30,267	30,689

Income before income taxes	3,442	3,065	9,021	8,223
Income taxes	854	742	2,144	1,895

Net income	$2,588	$2,323	$6,877	$6,328

See Notes to Consolidated Financial Statements.

	Three Months Ended			Nine Months Ended
	September 30, 2006	September 30, 2005		September 30, 2006	September 30, 2005

EARNINGS PER SHARE DATA

Average shares outstanding	5,395,337	5,310,722	*	5,333,332	5,280,695	*
Basic earnings per share	$0.48	$0.44	*	$1.29	$1.20	*
Average shares outstanding for diluted earnings per share	5,439,770	5,365,841	*	5,387,717	5,347,055	*
Diluted earnings per share	$0.48	$0.43	*	$1.28	$1.18	*
Cash dividends declared per share	$0.19	$0.17	*	$0.54	$0.50	*

See Notes to Consolidated Financial Statements.

*      References to share amounts and per-share amounts were restated to reflect the 5% stock dividend distributed to shareholders on June 15, 2006.

LEESPORT FINANCIAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Nine Months Ended September 30, 2006 and 2005

(Dollar amounts in thousands, except per share data)

	Common Stock				Accumulated
	Number of				Other
	Shares			Retained	Comprehensive	Treasury
	Issued	Par Value	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2005	5,111,178	$25,556	$52,581	$20,790	$(3,143)	$(1,028)	$94,756

Comprehensive income:
Net income	—	—	—	6,877	—	—	6,877
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(148)	—	(148)
Total comprehensive income							6,729

Purchase of treasury stock (45,000 shares)	—	—	—	—	—	(1,118)	(1,118)
Reissuance of treasury stock (26,457 shares)	—	—	258	—	—	494	752

Common stock dividend (5%)	253,241	1,266	4,453	(5,719)	—	—	—

Common stock issued in connection with directors' compensation	—	—	171	—	—	—	171
Common stock issued in connection with director and employee stock purchase plans	56,438	282	441	—	—	—	723
Tax benefits from employee stock transactions	—	—	200	—	—	—	200

Cash dividends declared ($0.54 per share)	—	—	—	(2,899)	—	—	(2,899)
Balance, September 30, 2006	5,420,857	$27,104	$58,104	$19,049	$(3,291)	$(1,652)	$99,314

	Common Stock				Accumulated
	Number of				Other
	Shares			Retained	Comprehensive	Treasury
	Issued	Par Value	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2004	5,031,021	$25,154	$51,210	$15,592	$(119)	$(902)	$90,935

Comprehensive income:
Net income	—	—	—	6,328	—	—	6,328
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(1,663)	—	(1,663)
Total comprehensive income							4,665

Reissuance of treasury stock (11,954 shares)	—	—	78	—	—	222	300

Fractional shares in connection with stock dividend paid			(10)	(1)	—	—	(11)

Common stock issued in connection with directors' compensation	6,391	32	129	—	—	—	161
Common stock issued in connection with director and employee stock purchase plans	60,056	309	896	—	—	—	1,205

Cash dividends declared ($0.50 per share)	—	—	—	(2,620)	—	—	(2,620)
Balance, September 30, 2005	5,097,468	$25,495	$52,303	$19,299	$(1,782)	$(680)	$94,635

LEESPORT FINANCIAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Nine Months Ended
	September 30,	September 30,
	2006	2005
Cash Flows From Operating Activities
Net income	$6,877	$6,328
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	725	1,210
Provision for depreciation and amortization of premises and equipment	1,258	1,238
Amortization of identifiable intangible assets	479	480
Deferred income taxes	864	1,332
Director stock compensation	171	161
Net amortization of securities premiums and discounts	210	339
Amortization of mortgage servicing rights	36	20
Increase in mortgage servicing rights	(5)	(213)
Net realized (gains) losses on sales of foreclosed real estate	(13)	34
Net realized gains on sales of securities	(274)	(243)
Proceeds from sales of loans held for sale	150,154	200,844
Net gains on sale of loans	(2,405)	(3,914)
Loans originated for sale	(140,991)	(203,944)
Increase in investment in life insurance	(339)	(354)
Compensation expense related to stock options	122	—
Increase in accrued interest receivable and other assets	(2,153)	(827)
Decrease (increase) in accrued interest payable and other liabilities	(1,746)	1,270

Net cash provided by operating activities	12,970	3,761

Cash Flow From Investing Activities
Investment securities:
Purchases - available for sale	(13,895)	(37,088)
Principal repayments, maturities and calls - available for sale	19,106	21,924
Principal repayments, maturities and calls - held to maturity	2,008	—
Proceeds from sales	1,445	7,050
Net increase in loans receivable	(84,478)	(48,945)
Proceeds from sale of loans	643	14,988
Net decrease in Federal Home Loan Bank Stock	1,329	323
Net increase in foreclosed real estate	(171)	(868)
Purchases of premises and equipment	(731)	(601)
Disposals of premises and equipment	43	—
Purchase of limited partnership investment	—	(1,050)
Net cash used in investing activities	(74,701)	(44,267)

See Notes to Consolidated Financial Statements.

	Nine Months Ended
	September 30,	September 30,
	2006	2005
Cash Flow From Financing Activities
Net increase in deposits	30,163	18,626
Net increase in federal funds purchased	33,931	13,892
Net increase in securities sold under agreements to repurchase	9,424	21,107
Proceeds from long-term debt	—	3,000
Repayments of long-term debt	(19,500)	(14,500)
Purchase of treasury stock	(1,118)	—
Proceeds from the exercise of stock options and stock purchase plans	723	1,205
Tax benefits from employee stock transactions	78	—
Reissuance of treasury stock	752	300
Cash dividends paid	(2,785)	(2,517)
Net cash provided by financing activities	51,668	41,113

Increase in cash and cash equivalents	(10,063)	607
Cash and cash equivalents:
January 1	29,131	24,055
September 30	$19,068	$24,662

Cash payments for:
Interest	$20,894	$14,301
Taxes	$1,610	$385

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

The results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.  For purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, and interest bearing deposits in other banks.  For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.                                       Earnings Per Common Share

On May 16, 2006, the Company declared a 5% stock dividend on common stock outstanding payable June 15, 2006 to shareholders of record on June 1, 2006.  The stock dividend resulted in the issuance of 253,241 additional common shares.  All per share data has been adjusted for the effect of the stock dividend.

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

Earnings per common share for the respective periods indicated have been computed based upon the following:

	Three Months Ended			Nine Months Ended
	September 30,	September 30,		September 30,	September 30,
	2006	2005		2006	2005
	(Dollar amounts in thousands)

Net income available to shareholders	$2,588	$2,323		$6,877	$6,328

Average shares outstanding	5,395,337	5,310,722	*	5,333,332	5,280,695	*
Effect of dilutive stock options	44,433	55,119	*	54,385	66,360	*

Average number of shares used to calculate diluted earnings per share	5,439,770	5,365,841	*	5,387,717	5,347,055	*

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(Dollar amounts in thousands)

Unrealized holding gains (losses) on available for sale securities	$2,814	$(1,115)	$50	$(2,110)
Reclassification adjustment for unrealized gains amortized from transfer of available for sale securities to held to maturity	—	(37)	—	(110)
Reclassification adjustment for gains realized in income	(65)	(61)	(274)	(243)
Net unrealized gains (losses)	2,749	(1,213)	(224)	(2,463)
Income tax effect	(935)	400	76	800

Other comprehensive income (loss)	$1,814	$(813)	$(148)	$(1,663)

4.                                       Guarantees

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $16.1 million and $9.2 million of financial and performance standby letters of credit as of September 30, 2006 and December 31, 2005, respectively.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next 24 months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2006 and December 31, 2005 for guarantees under standby letters of credit is not material.

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

	Banking and Financial Services	Mortgage Banking	Insurance Services	Investment Services	Total
	(Dollar amounts in thousands)
Three months ended September 30, 2006
Net interest income and other income from external sources	$9,201	$1,089	$2,996	$211	$13,497
Income (loss) before income taxes	2,347	366	739	(10)	3,442

Three months ended September 30, 2006
Net interest income and other income from external sources	$8,571	$2,038	$2,958	$196	$13,763
Income (loss) before income taxes	1,818	782	515	(50)	3,065

Nine Months Ended September 30, 2006
Net interest income and other income from external sources	$27,284	$3,515	$8,609	$605	$40,013
Income (loss) before income taxes	6,651	740	1,728	(98)	9,021

Nine Months Ended September 30, 2006
Net interest income and other income from external sources	$25,622	$4,936	$8,907	$657	$40,122
Income (loss) before income taxes	5,205	1,528	1,583	(92)	8,223

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), “Share-Based Payment.”  Statement No. 123(R) replaces Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Statement No. 123(R) requires the fair value of the share-based payment transactions to be recognized as compensation costs in the financial statements over the period that an employee provides service in exchange for the award.  The fair value of the share-based payments is estimated using the Black-Scholes option-pricing model.  The Company adopted Statement No. 123(R) effective January 1, 2006, using the modified-prospective transition method.  Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards.  No change to prior periods presented is permitted under the modified prospective method.  Included in the results for the three and nine months ended September 30, 2006 were approximately $37,000 and $122,000, respectively, in compensation costs relating to the adoption of Statement No. 123(R).  As of September 30, 2006, there was approximately $244,000 of total unrecognized compensation cost related to nonvested options under the plans.

For the three and nine months ended September 30, 2005, the Company accounted for the above stock option plans under the recognition and measurement principles of APB opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all existing options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share, for the three and nine months ended September 30, 2005, if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” to stock-based compensation:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollar amounts in thousands except share data)	2005		2005

Net income, as reported	$2,323		$6,328
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(41)		(119)
Pro forma net income	$2,282		$6,209

Basic earnings per share:
As reported	$0.44	*	$1.20	*
Pro forma	$0.43	*	$1.18	*

Diluted earnings per share:
As reported	$0.43	*	$1.18	*
Pro forma	$0.43	*	$1.16	*

*      References to share amounts and per-share amounts reflect the 5% stock dividend distributed to shareholders on June 15, 2006.

Stock option transactions under the Plans for the nine months ended September 30, 2006, as adjusted for the 5% stock dividend, were as follows:

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Term
	Options	Price	Value	(in years)

Outstanding at the beginning of the year	362,578	$19.21
Granted	23,363	23.53
Exercised	(47,457)	17.40
Expired	(2,182)	20.71
Forfeited	(14,004)	20.53
Outstanding as of September 30, 2006	322,298	$19.72	$1,057,524	7.4
Exercisable as of September 30, 2006	247,508	$19.31	$907,500	7.1

The fair value of options granted for the nine month periods ended September 30, 2006 and 2005 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended
	2006	2005

Dividend yield	2.74%	3.00%
Expected life	7 years	7 years
Expected volatility	17.60%	18.15%
Risk-free interest rate	4.90%	4.02%
Weighted average fair value of options granted	$5.06	$4.21

7.                                       Debt and Borrowings

Total debt increased by $23.9 million, or 16.0% annualized, to $222.7 million at September 30, 2006 from $198.8 million at December 31, 2005.  The increase in total debt and borrowings was primarily due to overnight federal funds which increased to $100.2 million at September 30, 2006 from $66.2 million at December 31, 2005 offset by long term debt which decreased to $23.5 million at September 30, 2006 from $43.0 million at December 31, 2005.  The net increase in these funds was due primarily to loans, net of the allowance for loan losses, increasing to $729.7 million at September 30, 2006 from $646.6 million at December 31, 2005.

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

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  The Company is currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on its consolidated financial position, results of operations and cash flows.

On September 29, 2006, the Financial Accounting Standards Board “FASB” issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.  The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008.  The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the its financial conditions or results of operations.

On September 13, 2006, the Securities and Exchange Commission “SEC” issued Staff Accounting Bulletin No. 108 (“SAB 108”).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement.  Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet.  Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach.  The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on its reported results of operations or financial conditions.

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

Results of Operations

OVERVIEW

Net income for the Company for the quarter ended September 30, 2006 was $2.59 million, an increase of 11.4%, as compared to $2.32 million for the same period in 2005.  For the first nine months of 2006, net income was $6.88 million, an increase of 8.7%, as compared to $6.33 million for the same period in 2005.  Basic and diluted earnings per share for the third quarter of 2006 were $.48 and $.48, respectively, compared to basic and diluted earnings per share of $.44 and $.43, respectively, for the same period of 2005.  For the first nine months of 2006, basic and diluted earnings per share were $1.29 and $1.28, respectively, compared to basic and diluted earnings per share of $1.20 and $1.18, respectively, for the same period of 2005.  Earnings per share amounts reflect a 5% stock dividend distributed to shareholders on June 15, 2006.

As a result of the Company’s corporate-wide organizational changes implemented in the second quarter of 2006, included in the operating results for the nine months ended September 30, 2006 were severance costs of $406,000.  In addition to these corporate-wide reorganization and restructuring plan severance costs, included in net income for the nine months ended September 30, 2006 were severance costs of $44,000 associated with the consolidation of a retail management position and costs of $95,000 associated with a branch closing.  Included in the operating results for the nine months ended September 30, 2005 were severance costs of $445,000 associated with the departure of the Company’s Chairman, President and Chief Executive Officer.

The following are the key ratios for the Company as of September 30:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Return on average assets	1.02%	0.99%	0.94%	0.93%
Return on average shareholders’ equity	10.59%	9.77%	9.54%	9.13%
Dividend payout ratio	39.58%	39.53%*	42.19%	42.37%*
Average shareholders’ equity to average assets	9.67%	10.15%	9.81%	10.20%

*      Amounts reflect the 5% stock dividend distributed to shareholders on June 15, 2006.

Net Interest Income

Net interest income is a primary source of revenue for the Company.  Net interest income results from the difference between the interest and fees earned on loans and investments and the interest paid on deposits to customers and other non-deposit sources of funds, such as repurchase agreements and short and long-term borrowed funds.  Net interest margin is the difference between the gross (tax-effected) yield on earning assets and the cost of interest bearing funds as a percentage of earning assets.  All discussion of net interest margin is on a fully taxable equivalent basis (FTE).

Net interest income before the provision for loan losses for the three months ended September 30, 2006 was $8.3 million, an increase of $0.2 million, or 4.3%, compared to the $8.0 million reported for the same period in 2005.  Net interest income before the provision for loan losses for the nine months ended September 30, 2006 was $24.8 million, an increase of $1.8 million, or 7.8%, compared to the $23.0 million reported for the same period in 2005.  The net interest margin decreased to 3.64% for the third quarter of 2006 from 3.81% for the third quarter of 2005.  The net interest margin decreased to 3.76% for the first nine months of 2006 from 3.81% for the same period in 2005.

The following summarizes net interest margin information:

	Three months ended September 30,
	2006			2005
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands, except percentages)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$537,588	$10,331	7.52	$456,886	$7,938	6.80
Mortgage	47,223	760	6.44	57,143	996	6.97
Consumer	137,286	2,643	7.64	132,060	2,189	6.58
Other	146	—	—	150	—	—
Investments (2)	180,546	2,351	5.21	179,575	2,098	4.67
Federal funds sold	—	—	—	—	—	—
Other short-term investments	245	5	7.94	1,644	15	3.53

Total interest-earning assets	$903,034	$16,090	6.97	$827,458	$13,236	6.26

Interest-Bearing Liabilities:
Transaction accounts	$289,460	$1,988	2.73	$283,586	$1,237	1.73
Certificates of deposit	292,207	3,270	4.44	238,505	2,251	3.74
Securities sold under agreement to repurchase	70,851	731	4.03	56,088	395	2.76
Short-term borrowings	77,872	1,063	5.34	61,375	568	3.67
Long-term borrowings	31,620	273	3.38	48,696	404	3.25
Junior subordinated debt	20,150	470	9.25	20,150	428	8.43

Total interest-bearing liabilities	782,160	7,795	3.95	708,400	5,283	2.96

Noninterest-bearing deposits	112,607	—		114,072	—

Total cost of funds	$894,767	7,795	3.46	$822,472	5,283	2.55

Net interest margin (fully taxable equivalent)		$8,295	3.64		$7,953	3.81

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands, except percentages)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$512,346	$28,796	7.41	$441,670	$22,201	6.63
Mortgage	49,091	2,461	6.68	55,345	2,841	6.84
Consumer	135,243	7,572	7.49	127,369	6,137	6.44
Other	248	—	—	150	—	—
Investments (2)	183,142	7,046	5.13	181,154	6,276	4.62
Federal funds sold	11	—	4.53	—	—	—
Other short-term investments	273	12	5.60	1,566	41	3.48

Total interest-earning assets	$880,354	$45,887	6.87	$807,254	$37,496	6.13

Interest-Bearing Liabilities:
Transaction accounts	$289,568	$5,419	2.50	$275,652	$3,188	1.55
Certificates of deposit	284,122	9,057	4.26	236,564	6,522	3.69
Securities sold under agreement to repurchase	66,734	1,918	3.79	50,543	963	2.51
Short-term borrowings	63,285	2,430	5.13	57,793	1,414	3.22
Long-term borrowings	37,678	974	3.41	52,645	1,271	3.18
Junior subordinated debt	20,150	1,336	8.87	20,150	1,136	7.54

Total interest-bearing liabilities	761,537	21,134	3.71	693,347	14,494	2.79

Noninterest-bearing deposits	113,452	—		111,855	—

Total cost of funds	$874,989	21,134	3.23	$805,202	14,494	2.41

Net interest margin (fully taxable equivalent)		$24,753	3.76		$23,002	3.81

(1)          Loan fees have been included in the interest income totals presented.  Nonaccrual loans have been included in average loan balances.

(2)          Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

Average interest-earning assets for the three months ended September 30, 2006 were $903.0 million, a $75.5 million, or 9.1%, increase over average interest-earning assets of $827.5 million for the same period in 2005.  Average interest-earning assets for the nine months ended September 30, 2006 were $880.4 million, a $73.1 million, or 9.1%, increase over average interest-earning assets of $807.3 million for the same period in 2005.  The yield on average interest-earning assets increased by 71 basis points to 6.97% for the third quarter of 2006, compared to 6.26% for the same period in 2005.  The yield on average interest-earning assets increased by 74 basis points to 6.87% for the first nine months of 2006, compared to 6.13% for the same period in 2005.

Average interest-bearing liabilities for the three months ended September 30, 2006 were $782.2 million, a $73.8 million, or 10.4%, increase over average interest-bearing liabilities of $708.4 million for the same period in 2005.  Average interest-bearing liabilities for the nine months ended September 30, 2006 were $761.5 million, a $68.2 million, or 9.8%, increase over average interest-bearing liabilities of $693.3 million for the same period in 2005.  Average noninterest-bearing deposits decreased to $112.6 million for the three months ended September 30, 2006, from $114.1 million for the same time period of 2005.  Average noninterest-bearing deposits increased to $113.5 million for the nine months ended September 30, 2006, from $111.9 million for the same time period of 2005.  The interest rate on the total cost of funds increased by 91 basis points to 3.46% for the three months ended September 30, 2006, compared to 2.55% for the same period in 2005.  The interest rate on the total cost of funds increased by 82 basis points to 3.23% for the nine months ended September 30, 2006, compared to 2.41% for the same period in 2005.

The increase in net interest income during the first nine months of 2006, as compared to the same period in 2005, was primarily the result of an increase in average earning assets and earning asset yields.  Average earning assets increased due mainly to an increase in commercial loans, installment loans and investment securities.  Average loans increased by $72.4 million, or 11.6%, from September 30, 2005 to September 30, 2006.  Average investment securities increased by $2.0 million, or 1.1%, from September 30, 2005 to September 30, 2006.  Earning asset yields on commercial and installment loans increased due mainly to the targeted short-term interest rate, as established by the Federal Reserve Bank (“FRB”), increasing, which resulted in an increase in the prime rate from 6.75% at September 30, 2005, to 8.25% at September 30, 2006.  Earning asset yields on investment securities increased from 4.6% at September 30, 2005 to 5.1% at September 30, 2006.

Interest expense increased during the first nine months of 2006 along with the overall growth in funding sources.  The average rate paid on interest-bearing liabilities increased from 2.79% at September 30, 2005 to 3.71% at September 30, 2006.  Total cost of funds increased from 2.41% in 2005 to 3.23% in 2006.  The increase in interest-bearing deposit rates was the result of management’s disciplined approach to deposit pricing in response to the increase in short-term interest rates as well as the effect of longer-term certificates of deposit maturing during the period and repricing at higher rates.  Average interest bearing deposits increased $61.5 million or 12.0% from September 30, 2005 to September 30, 2006 due primarily to strong organic growth in deposits.  Comparing September 30, 2005 to September 30, 2006, average interest-bearing funding grew by $6.7 million and, combined with the growth in interest bearing deposits, provided all of the funding needed for the $74.4 million in average loan and investment security growth.

Provision for Loan Losses

The provision for loan losses for the quarter ended September 30, 2006 was $300,000 compared to $430,000 for the same period of 2005.  The provision for loan losses for the nine months ended September 30, 2006 was $725,000 compared to $1,210,000 for the same period of 2005.  The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio.  The Company continues to maintain strong asset quality ratios in light of the continued growth in the Company’s loan portfolio and management’s assessment of the credit quality factors existing at this time.  The ratio of the allowance for loan losses to loans outstanding at September 30, 2006 and December 31, 2005 was 1.02% and 1.16%, respectively.  Please see further discussion under the caption “Allowance for Loan Losses.”

Other Income

Total other income for the three months ended September 30, 2006 totaled $5.5 million, a decrease of $0.5 million, or 9.1%, from other income of $6.0 million for the same period in 2005.  Total other income for the nine months ended September 30, 2006 totaled $16.0 million, a decrease of $1.7 million, or 9.7%, from other income of $17.7 million for the same period in 2005.

Customer service fees decreased 3.3% for the third quarter of 2006 as compared to the same period in 2005, from $694,000 to $671,000.  Customer service fees remained consistent for the nine months ended September 30, 2006 compared to the same period in 2005, at $2.0 million.  The decrease in customer service fees for the three months ended is primarily due to a decrease in the amount of overdraft fees collected.

Income from mortgage banking activities decreased by $644,000, or 40.9%, from $1.6 million for the third quarter of 2005 to $932,000 for the third quarter of 2006.  Income from mortgage banking activities for the first nine months of 2006 totaled $2.8 million, a decrease of $1.2 million, or 29.9%, to income from mortgage banking activities of $4.0 million for the same period in 2005. The decrease was due primarily to the reduction of the gain realized on a declining volume of loans sold into the secondary market.  The Company operates its mortgage banking activities through Philadelphia Financial Mortgage Company, a division of Leesport Bank.

One of the Company’s primary sources of other income is commissions and other revenue generated primarily through sales of insurance products through the Company’s insurance subsidiary, Essick & Barr, LLC.  Revenues from insurance operations totaled $3.0 million for the third quarter of 2006 similar to the $3.0 million for the same period in 2005.  Revenues from insurance operations totaled $8.5 million for the first nine months of 2006 compared to $8.9 million for the same period in 2005, a decrease of 4.4%.  The decrease for the nine months ended September 30, 2006 is mainly attributed to lower contingency income earned on insurance products offered through Essick & Barr, LLC, a wholly owned subsidiary of the Company.

Brokerage and investment advisory commissions and fees remained consistent in the third quarter of 2006 compared to the same period of 2005.  Brokerage and investment advisory commissions and fees decreased $94,000 or 14.3% from $657,000 for the first nine months of 2005 compared to $563,000 for the same period of 2006. The decrease for the nine months ended September 30, 2006 is due primarily to a decrease in investment advisory service activity offered through Madison Financial Advisors, LLC, a wholly owned subsidiary of the Company.

Net securities gains remained consistent for the three months ended September 30, 2006 compared to the same period in 2005.  Net securities gains were $274,000 for the nine months ended September 30, 2006 compared to $243,000 for the same period in 2005.  These gains are primarily from the planned sales of equity portfolio holdings.  Included in securities gains for the nine month periods ended September 30, 2006, was a $59,000 gain due to a stock conversion of an equity holding by Essick & Barr, LLC.  Net gains on the sale of loans decreased to $32,000, or 92.0%, for the first nine months of 2006 from $401,000 for the same period 2005 primarily due to a decrease in sales of SBA loans.

Other Expense

Total other expense for the three months ended September 30, 2006 totaled $9.8 million, a decrease of $0.5 million, or 5.0%, over other expense of $10.3 million for the same period in 2005.  Total other expense for the nine months ended September 30, 2006 totaled $30.3 million, a decrease of $0.4 million, or 1.4%, over other expense of $30.7 million for the same period in 2005.  Included in other expense for the nine months ended September 30, 2006 were severance costs of $406,000 associated with the Company’s corporate-wide reorganization and restructuring plan.  In addition to these corporate-wide reorganization and restructuring plan severance costs, included in net income for the nine months ended September 30, 2006 were severance costs of $44,000 associated with the consolidation of a retail management position and costs of $95,000 associated with a branch closing.  Included in the operating results for the nine months ended September 30, 2005 were severance costs of $445,000 associated with the departure of the Company’s Chairman, President and Chief Executive Officer.

Salaries and benefits were $5.3 million for the three months ended September 30, 2006, a decrease of 6.1% compared to $5.6 million for the same period in 2005.  Salaries and benefits were $16.7 million for the nine months ended September 30, 2006, a decrease of 3.6% compared to $17.3 million for the same period in 2005.  Included in salaries and benefits for the nine months ended September 30, 2006 and 2005 were severance costs mentioned earlier of $450,000 and $445,000, respectively.  The decrease in salaries and benefits for the comparative three and nine month periods is primarily attributed to a reduction in staff as a result of the Company’s corporate-wide reorganization plan, as well as, a decrease in commissions paid on both mortgage origination activity through Philadelphia Financial Mortgage Company and investment advisory activity through Madison Financial Advisors.  Total commissions paid for the three months ended September 30, 2006 and 2005 were $624,000 and $1,000,000, respectively.  Total commissions paid for the nine months ended September 30, 2006 and 2005 were $1,747,000 and $2,649,000, respectively.  Full-time equivalent (FTE) employees decreased to 320 at September 30, 2006 from 345 at September 30, 2005.

Occupancy expense for the third quarter of 2006 remained unchanged at $1.1 million compared to the same period of 2005.  Occupancy expense for the first nine months of 2006 was $3.4 million, a $0.1 million, or 1.6%, increase over $3.3 million for the same period of 2005.  The increase is primarily attributable to costs associated with the closing of our Lansdale branch office in March 2006.

Furniture and equipment expense increased 6.6% to $677,000 for the third quarter of 2006 from $635,000 for the same period in 2005.  Equipment expense increased 8.9% to $2.0 million for the first nine months of 2006 from $1.8 million for the same period in 2005. The increase is primarily attributable to equipment upgrades and the closing of our Lansdale branch office.

Marketing and advertising expense for the third quarter of 2006 was $286,000 compared to $457,000 for the same period of 2005.  Marketing and advertising expense for the first nine months of 2006 was $1.0 million compared to $1.2 million for the same period in 2005.

Professional services expense decreased 20.5% to $333,000 for the third quarter of 2006 compared to $419,000 for the same period of 2005.  Professional services expense decreased 17.9% to $901,000 for the first nine months of 2006 from $1.1 million for the same period in 2005. The decrease is primarily due to costs incurred in 2005 for the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 focusing on management’s assessment of its internal controls as they relate to the Company’s financial reporting to shareholders and investors.

Outside processing expense and other operating expense remained consistent at $1.7 million for the three month periods ended September 30, 2006 and 2005.  Outside processing expense and other operating expense increased $0.4 million, or 7.8%, to $5.4 million for the first nine months of 2006 from $5.0 for the same period of 2005. This increase for the nine months ended September 30, 2006 is due primarily to an increase in our core banking system costs relating to increased transaction volume, internet banking enhancements, new products and services and to increased training and education expenditures.

Income Taxes

The effective income tax rate for the Company for the first nine months ended September 30, 2006 was 23.8% compared to 23.1% for the same period of 2005.  The effective income tax rate for the Company for the three months ended September 30, 2006 was 24.8% compared to 24.2% for the same period of 2005.  The effective income tax rate increased primarily as a result of tax exempt income remaining flat while income before income taxes increased.  Included in the income tax provision is a federal tax benefit from our $5.0 million investment in an affordable housing, corporate tax credit limited partnership of $150,000 and $450,000 for the three and nine months ended September 30, 2006 and 2005, respectively.

Financial Condition

The total assets of the Company at September 30, 2006 were $1.0 billion, an increase of approximately $57.1 million, or 7.9% annualized, from $965.8 million at December 31, 2005.

Mortgage Loans Held for Sale

Mortgage loans held for sale decreased $6.8 million, or 54.4% annualized, to $9.8 million at September 30, 2006 from $16.6 million at December 31, 2005.  This decrease is related to a decline in mortgage banking origination volumes which is indicative of a soft residential real estate market.

Securities Available for Sale

Investment securities available for sale decreased $8.1 million, or 5.9% annualized, to $174.4 million at September 30, 2006 from $182.5 million at December 31, 2005.  Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity.  The decrease in investment securities available for sale was the result of using investment security paydowns to supplement the growth in higher yielding commercial loans.

Loans

Total loans, net of allowance for loan losses, increased to $729.7 million, or 17.1% annualized, at September 30, 2006 from $646.6 million at December 31, 2005.  Included in the first nine months of 2006 were sales of approximately $643,000 in SBA and PHEAA loans.

The components of loans were as follows:

	September 30,	December 31,
	2006	2005
	(Dollar amounts in thousands)
Residential real estate	$199,477	$187,199
Commercial	144,894	141,475
Commercial, secured by real estate	324,315	243,350
Consumer	3,003	10,812
Home equity lines of credit	66,578	72,216

Loans	738,267	655,052

Net deferred loan fees	(1,003)	(808)
Allowance for loan losses	(7,529)	(7,619)

Loans, net of allowance for loan losses	$729,735	$646,625

Loans secured by residential real estate (not including home equity lending products) increased $12.3 million, or 8.8% annualized, to $199.5 million at September 30, 2006 from $187.2 million at December 31, 2005.  This increase is primarily due to an increase in originations of commercial loans secured by residential real estate.

Commercial loans increased to $469.2 million at September 30, 2006 from $384.8 million at December 31, 2005, an increase of $84.4 million, or 29.2% annualized.  The increase is due primarily to an increase in fixed-rate commercial real estate loans.  This increase is also net of approximately $643,000 of SBA and PHEAA loans sold during the period.  The sale of these loans is in line with the Company’s asset/liability strategy to limit interest rate risk.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2006 was $7.5 million compared to $7.6 million at December 31, 2005.  Additions to the allowance are made from time to time based upon management’s assessment of credit quality factors existing at that time.  The Company performs a review of the credit quality of its loan portfolio on a monthly basis to determine the adequacy of the allowance for loan losses.  The allowance at September 30, 2006 was 1.02% of outstanding loans compared to 1.16% of outstanding loans at December 31, 2005.  The decrease in the provision for loan losses for the period September 30, 2006 to December 31, 2005 is due primarily to a decrease in total non-performing loans of $1,227,000 or 25.9% annualized.  The decrease in total non-performing loans is primarily attributable to a decrease in non-accrual loans and loans past due 90 days or more.

The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio.  Additions to the allowance are charged through the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.  Management regularly assesses the adequacy of the allowance by performing both quantitative and qualitative evaluations of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, the value of any underlying collateral, risk characteristics in the loan portfolio, local and national economic conditions, and other relevant factors.  Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.  Based upon the results of such reviews, management believes that the allowance for loan losses at September 30, 2006 was adequate to absorb credit losses inherent in the portfolio at that date.

The following table shows the activity in the Company’s allowance for loan losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollar amounts in thousands)

Balance of allowance for loan losses, beginning of period	$7,301	$7,170	$7,619	$7,248
Loans charged-off:
Commercial, financial and agricultural	(141)	(23)	(876)	(498)
Real estate – mortgage	—	—	—	(400)
Consumer	(7)	(88)	(87)	(158)
Total loans charged-off	(148)	(111)	(963)	(1,056)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	52	3	57	20
Real estate – mortgage	4	2	34	60
Consumer	20	4	57	16
Total recoveries	76	9	148	96
Net loans charged-off	(72)	(102)	(815)	(960)
Provision for loan losses	300	430	725	1,210
Balance, end of period	$7,529	$7,498	$7,529	$7,498

Net charge-offs to average loans (annualized)	0.04%	0.06%	0.16%	0.21%
Allowance for loan losses to loans outstanding	1.02%	1.19%	1.02%	1.19%
Loans outstanding at end of period (net of unearned income)	$737,264	$629,326	$737,264	$629,326
Average balance of loans outstanding during the period	$713,703	$629,621	$687,129	$609,992

The following table summarizes the Company’s non-performing assets:

	September 30,	December 31,
	2006	2005
	(Dollar amounts in thousands)
Non-accrual loans:
Real estate	$536	$1,231
Consumer	2,484	366
Commercial, financial and agricultural	1,920	3,970
Total	4,940	5,567

Loans past due 90 days or more and still accruing:
Real estate	—	12
Consumer	12	—
Commercial, financial and agricultural	3	594
Total	15	606

Troubled debt restructurings	141	150

Total non-performing loans	5,096	6,323

Other real estate owned	271	87

Total non-performing assets	$5,367	$6,410

Non-performing loans to loans outstanding at end of period (net of unearned income)	0.69%	0.97%
Non-performing assets to loans outstanding at end of period (net of unearned income) plus OREO	0.73%	0.98%

Premises and Equipment

Components of premises and equipment were as follows:

	September 30,	December 31,
	2006	2005
	(Dollar amounts in thousands)

Land and land improvements	$263	$263
Buildings	826	816
Leasehold improvements	3,397	3,365
Furniture and equipment	9,401	8,802
	13,887	13,246
Less: accumulated depreciation	6,646	5,435

Premises and equipment, net	$7,241	$7,811

Deposits

Total deposits at September 30, 2006 were $689.6 million compared to $659.7 million at December 31, 2005, an increase of $29.9 million, or 6.0% annualized.

The components of deposits were as follows:

	September 30,	December 31,
	2006	2005
	(Dollar amounts in thousands)

Demand, non-interest bearing	$104,744	$115,978
Demand, interest bearing	210,486	212,035
Savings	84,450	72,367
Time, $100,000 and over	97,677	89,316
Time, other	192,225	170,034

Total deposits	$689,582	$659,730

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

Borrowings

Total debt increased by $23.9 million, or 16.0% annualized, to $222.7 million at September 30, 2006 from $198.8 million at December 31, 2005.  The increase in total debt and borrowings was primarily due to overnight federal funds which increased to $100.2 million at September 30, 2006 from $66.2 million at December 31, 2005 offset by long term debt which decreased to $23.5 million at September 30, 2006 from $43.0 million at December 31, 2005.  The net increase in borrowed funds was due primarily to loans, net of the allowance for loan losses, increasing to $729.7 million at September 30, 2006 from $646.6 million at December 31, 2005.  Long-term debt, composed of borrowings with the Federal Home Loan Bank, decreased by $19.5 million, or 60.5% annualized, for the nine months ended September 30, 2006 due to maturities of FHLB Advances.  Junior subordinated debt remained unchanged from December 31, 2005 to September 30, 2006.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	September 30,	December 31,
	2006	2005
	(Dollar amounts in thousands)
Loan origination committments	$61,797	$61,819
Unused lines of credit	240,347	208,320
Standby letters of credit	16,131	9,156

Capital

Total shareholders’ equity increased $4.5 million, or 6.4% annualized, to $99.3 million at September 30, 2006 from $94.8 million at December 31, 2005.  The increase is the net result of net income for the period of $6.9 million less dividends declared of $2.9 million, proceeds of $1.1 million from the issuance of shares of common stock under the Company’s employee benefit and director compensation plans, net increase in the unrealized loss on securities available for sale, net of tax, of $148,000, the purchase of treasury stock of $1.1 million and the reissuance of treasury stock of $752,000 primarily in connection with earn-outs of contingent consideration to principals from the acquisition of The Boothby Group insurance agency and First Affiliated Investments.

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

An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders’ equity less intangible assets (Tier I risk-based capital), to average quarterly assets less intangible assets.  The leverage ratio at September 30, 2006 was 8.24% compared to 8.16% at December 31, 2005.  This increase is primarily the result of a proportionate increase in average assets compared to Tier I risk-based capital.  For the nine months ended September 30, 2006, the capital ratios were above minimum regulatory guidelines.

As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy.  Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments.  For the Company, Tier I risk-based capital consists of common shareholders’ equity less intangible assets plus the junior subordinated debt, and Tier II risk-based capital includes the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets.  By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier I risk-based capital.  In addition, federal banking regulating authorities have issued a final rule restricting the Company’s junior subordinated debt to 25% of Tier I risk-based capital.  Amounts of junior subordinated debt in excess of the 25% limit generally may be included in Tier II risk-based capital.  The final rule provides a five-year transition period, ending March 31, 2009.  At September 30, 2006, the entire amount of these securities was allowable to be included as Tier I risk-based capital for the Company.  For both periods, the capital ratios were above minimum regulatory guidelines.

The following table sets forth the Company’s risk-based capital amounts and ratios.

	September 30,	December 31,
	2006	2005
	(Dollar amounts in thousands)

Tier I
Common shareholders’ equity excluding unrealized gains (losses) on securities	$99,314	$94,756
Disallowed intangible assets	(43,091)	(44,032)
Junior subordinated debt	20,000	20,000
Tier II
Allowable portion of allowance for loan losses	7,529	7,619
Unrealized losses on available for sale equity securities	2,892	2,899

Total risk-based capital	$86,644	$81,242

Risk adjusted assets (including off-balance sheet exposures)	$775,370	$729,732

Leverage ratio	8.24%	8.16%
Tier I risk-based capital ratio	10.20%	10.09%
Total risk-based capital ratio	11.17%	11.13%

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

At September 30, 2006, the Company had a total of $222.7 million, or 21.8%, of total assets in borrowed funds.  These borrowings included $78.9 million of repurchase agreements, $100.2 million of federal funds purchased, $23.5 million of term borrowings with the Federal Home Loan Bank, and $20.1 million in junior subordinated debt.  The FHLB borrowings have final maturities ranging from December 2006 through February 2008 at interest rates ranging from 3.13% to 3.52%.  At September 30, 2006, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $209.2 million.  The Company remains slightly liability sensitive and will continue its strategy to originate adjustable rate commercial and installment loans and use investment security cash flows and non-interest bearing and core deposits and repurchase agreements to reduce the overnight borrowings to maintain a more neutral gap position.

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

Item 4 - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2006.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures are effective as of such date.

There have been no material changes in the Company’s internal control over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2         Unregistered Sales of Equity Securities and Use of Proceeds

No shares of the Company’s common stock were repurchased by the Company during the three month period ended September 30, 2006.  The maximum number of shares that may yet be purchased under the current plan is 50,513.

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

LEESPORT FINANCIAL CORP.
(Registrant)

Dated: October 31, 2006	By	/s/Robert D. Davis

Robert D. Davis
President and Chief
Executive Officer

Dated: October 31, 2006	By	/s/Edward C. Barrett

Edward C. Barrett
Executive Vice President and
Chief Financial Officer