Form 10-K
period 2006-12-31
LEESPORT FINANCIAL CORP
filed 2007-03-09
CIK 775662

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OF THE

SECURITIES EXCHANGE ACT OF 1934 FOR THE

FISCAL YEAR ENDED DECEMBER 31, 2006

Commission File Number No. 0-14555

LEESPORT FINANCIAL CORP.

(Exact name of Registrant as specified in its charter)

PENNSYLVANIA	23-2354007
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

1240 Broadcasting Road

Wyomissing, Pennsylvania 19610

(Address of principal executive offices)

(610) 208-0966

(Registrants telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $5.00 Par Value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered under Section 12(g) of the Exchange Act:

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                  Accelerated filer ☒            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2006, the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates computed by reference to the price at which common stock was last sold was approximately $113.4 million.

Number of Shares of Common Stock Outstanding at March 9, 2007:  5,410,330

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement prepared in connection with its Annual Meeting of Stockholders to be held on April 17, 2007 are incorporated in Part III hereof.

PART I

FORWARD LOOKING STATEMENTS

Leesport Financial Corp. (the “Company”) may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits hereto and thereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

Item 1.                        Business

The Company is a Pennsylvania business corporation headquartered at 1240 Broadcasting Road, Wyomissing, Pennsylvania 19610. The Company was organized as a bank holding company on January 1, 1986. The Company’s election with the Board of Governors of the Federal Reserve System to become a financial holding company became effective on February 7, 2002. The Company offers a wide array of financial services through its various subsidiaries. The Company’s executive offices are located at 1240 Broadcasting Road, Wyomissing, Pennsylvania 19610.

At December 31, 2006, the Company had total assets of $1.0 billion, total shareholders’ equity of $102.1 million, and total deposits of $702.8 million.

Subsidiary Activities

The Bank

The Company’s wholly-owned banking subsidiary is Leesport Bank (“Leesport Bank” or the “Bank”), a Pennsylvania chartered commercial bank. During the year ended December 31, 2000, the charters of The First National Bank of Leesport and Merchants Bank of Pennsylvania, both wholly-owned banking subsidiaries of the Company at that time, were merged into a single charter under the name Leesport Bank. The First National Bank of Leesport was incorporated under the laws of the United States of America as a national bank in 1909. Leesport Bank operates in Berks, Schuylkill, Philadelphia, Delaware and Montgomery counties in Pennsylvania.

On October 1, 2004, the Company acquired 100% of the outstanding voting shares of Madison Bancshares Group, Ltd., the holding company for Madison Bank (“Madison”), a Pennsylvania state-chartered commercial bank and its mortgage banking division, Philadelphia Financial Mortgage Company (“PFM” or “Philadelphia Financial”). Madison and PFM are both now divisions of Leesport Bank. The transaction enhances the Bank’s strong presence in Pennsylvania, particularly in the high growth counties of Berks, Philadelphia, Montgomery and Delaware.

Leesport Bank had two wholly-owned subsidiaries as of December 31, 2006:  Leesport Realty Solutions, LLC, which provides title insurance and other real estate related services to its customers through limited partnership arrangements with third parties involved in the real estate services industry; and Leesport Mortgage, LLC, which provides mortgage brokerage services, including, without limitation, any activity in which a mortgage broker may engage. It is operated as a permissible “affiliated business arrangement” within the meaning of the Real Estate Settlement Procedures Act of 1974.

Leesport Realty Solutions, LLC provides title insurance and other real estate related services to the Company’s customers through limited partnership arrangements with unaffiliated third parties involved in the real estate services industry. The capital contributions of Leesport Realty Solutions, LLC in connection with the formation of each of the limited partnerships were not material. None of the limited partnership arrangements involves the use of a special purposes entity for financial accounting purposes or any off-balance sheet financing technique. Neither the Company nor any other affiliate of the Company nor Leesport Realty Solutions, LLC has any continuing contractual financial commitment to the limited partnerships beyond the amount of the initial capital contribution. At December 31, 2006, Leesport Realty Solutions, LLC had no full-time equivalent employees.

Commercial and Retail Banking

Leesport Bank provides services to its customers through eighteen full service financial centers, which operate under Leesport Bank’s name in Leesport, Blandon, Bern Township, Wyomissing, Breezy Corner, Hamburg, Birdsboro, Northeast Reading, Exeter Township, and Sinking Spring all of which are in Berks County, Pennsylvania. Leesport Bank also operates a financial center in Schuylkill Haven, which is located in Schuylkill County. Through its 2004 acquisition of Madison, Leesport Bank operates Madison division financial centers in Blue Bell, Conshohocken, Horsham, Oaks and Centre Square all of which are in Montgomery County, Pennsylvania. The Bank also operates Madison division branches in Fox Chase (northeast Philadelphia) in Philadelphia County, Pennsylvania and Strafford in Delaware County, Pennsylvania. The Bank also operates a limited service facility in Wernersville, Berks County, Pennsylvania. All full service facilities provide automated teller machine services. Each financial center, except the Wernersville and Breezy Corner locations, provide drive-in facilities.

Leesport Bank engages in full service commercial and consumer banking business, including such services as accepting deposits in the form of time, demand and savings accounts. Such time deposits include certificates of deposit, individual retirement accounts and Roth IRAs. The Bank’s savings accounts include money market accounts, health savings accounts, club accounts, NOW accounts and traditional regular savings accounts. In addition to accepting deposits, the Bank makes both secured and unsecured commercial and consumer loans, finances commercial transactions, provides equipment lease and accounts receivable financing and makes construction and mortgage loans, including home equity loans. The Bank also provides small business loans and other services including rents for safe deposit facilities.

At December 31, 2006, the Bank had the equivalent of 216 full-time employees.

Mortgage Banking

Leesport Bank provides mortgage banking services to its customers through Philadelphia Financial through offices in Reading, Blue Bell and Camp Hill, which are located in Berks County, Pennsylvania, Montgomery County, Pennsylvania and Cumberland County, Pennsylvania, respectively.

Insurance

Essick & Barr, LLC (“Essick & Barr”), which includes The Boothby Group, a property and casualty and employee benefits insurance agency acquired as of October 1, 2002, offers a full line of personal and commercial property and casualty insurance as well as group insurance for businesses, employee benefit plans, and life insurance. Effective September 30, 2003, Essick & Barr acquired certain assets of CrosStates Insurance Consultants, Inc., a full service insurance agency that specializes in personal property and casualty insurance located in Langhorne, Pennsylvania. Effective January 1, 2005, CrosStates Insurance Consultants, Inc. changed its name to Madison Insurance Consultants. Essick & Barr is headquartered in Reading, Pennsylvania with sales offices at 108 South Fifth Street, Reading, Pennsylvania; 460 Norristown Road, Blue Bell, Pennsylvania; 1240 Broadcasting Road, Wyomissing, Pennsylvania; and 2300 E. Lincoln Highway, Langhorne, Pennsylvania. Essick & Barr had 67 full-time employees at December 31, 2006.

Effective October 1, 2002, Essick & Barr, Inc., a Berks County based general insurance agency, was converted to a limited liability company and became a subsidiary of the Company and is no longer a subsidiary of the Bank.

Wealth Management

Effective February 13, 2003, both Leesport Wealth Management, Inc., an SEC-registered investment advisory business acquired in 1999, and Leesport Investment Group, Inc, which was formed in 1999 to purchase a securities brokerage business, were converted to limited liability companies, and became subsidiaries of the Company and are no longer subsidiaries of the Bank. Effective January 1, 2005, Leesport Investment Group, LLC merged into Leesport Wealth Management, LLC at which time Leesport Wealth Management, LLC changed its name to Madison Financial Advisors, LLC (“Madison Financial”).

Madison Financial, which includes the acquisition of certain assets of First Affiliated Investment Group, an investment management and brokerage firm, as of September 1, 2002, is headquartered at 1240 Broadcasting Road, Wyomissing, Pennsylvania and had 9 full-time employees at December 31, 2006.

Equity Investments

Health Savings Accounts - In July 2005, the Company purchased a 25% equity position in First HSA, Inc. a national  health savings account (“HSA”) administrator. The investment formalized a relationship that existed since 2001. This relationship has allowed the Company to be a custodian for HSA customers throughout the country. At December 31, 2006, the Company has more than 14,000 accounts with approximately $24.5 million in deposits. The Company believes that this relationship has given it a head-start in the HSA business and will continue to give it an advantage in raising deposits in 2007.

Junior Subordinated Debt

The Company owns First Leesport Capital Trust I (the “Trust”), a Delaware statutory business trust formed on March 9, 2000, in which the Company owns all of the common equity. The Trust has outstanding $5 million of 10 7/8% fixed rate mandatory redeemable capital securities. These securities must be redeemed in March 2030, but may be redeemed on or after March 9, 2010 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if these securities no longer qualify as Tier 1 capital for the Company. In October, 2002 the Company entered into an interest rate swap agreement that effectively converts the securities to a floating interest rate of six month LIBOR plus 5.25%. In June, 2003 the Company purchased a six month LIBOR cap to create protection against rising interest rates for the interest rate swap.

On September 26, 2002, the Company established Leesport Capital Trust II, a Delaware statutory business trust, in which the Company owns all of the common equity. Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45%. These securities must be redeemed in September 2032, but may be redeemed on or after September 26, 2007 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if these securities no longer qualify as Tier 1 capital for the Company.

On June 26, 2003, Madison established Madison Statutory Trust I, a Connecticut statutory business trust. Pursuant to the purchase of Madison on October 1, 2004, the Company assumed Madison Statutory Trust I in which the Company owns all of the common equity. Madison Statutory Trust I issued $5 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10%. These securities must be redeemed in June 2033, but may be redeemed on or after September 26, 2008 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company.

Competition

The Company faces substantial competition in originating loans, in attracting deposits, and generating fee-based income. This competition comes principally from other banks, savings institutions, credit unions, mortgage banking companies and, with respect to deposits, institutions offering investment alternatives, including money market funds. Competition also comes from other insurance agencies and direct writing insurance companies. Due to the passage of landmark banking legislation in November 1999, competition may increasingly come from insurance companies, large securities firms and other financial services institutions. As a result of consolidation in the banking industry, some of the Company’s competitors and their respective affiliates may enjoy advantages such as greater financial resources, a wider geographic presence, a wider array of services, or more favorable pricing alternatives and lower origination and operating costs.

Supervision and Regulation

General

The Company is registered as a bank holding company, which has elected to be treated as a financial holding company, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Act of 1956, as amended. As a bank holding company, the Company’s activities and those of its bank subsidiary are limited to the business of banking and activities closely related or incidental to banking. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board. The Federal Reserve Board has issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board, pursuant to such regulations, may require the Company to stand ready to use its resources to provide adequate capital funds to its bank subsidiary during periods of financial stress or adversity.

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

The Company is under the jurisdiction of the Securities and Exchange Commission and of state securities commissions for matters relating to the offering and sale of its securities. In addition, the Company is subject to the Securities and Exchange Commission’s rules and regulations relating to periodic reporting, proxy solicitation, and insider trading.

Regulation of Leesport Bank

Leesport Bank is a Pennsylvania chartered commercial bank, and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is subject to regulation and examination by the Pennsylvania Department of Banking and by the FDIC. The Community Reinvestment Act requires Leesport Bank to help meet the credit needs of the entire community where Leesport Bank operates, including low and moderate income neighborhoods. Leesport Bank’s rating under the Community Reinvestment Act, assigned by the FDIC pursuant to an examination of Leesport Bank, is important in determining whether the Bank may receive approval for, or utilize certain streamlined procedures in, applications to engage in new activities.

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

Capital Adequacy Guidelines

Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be “Tier 1 capital,” consisting principally of common shareholders’ equity, less certain intangible assets. The remainder (“Tier 2 capital”) may consist of certain preferred stock, a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, and a limited amount of the general loan loss allowance. The risk-based capital guidelines are required to take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities.

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

Prompt Corrective Action Rules

The federal banking agencies have regulations defining the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a “well-capitalized” institution as “adequately capitalized” or require an “adequately capitalized” or “undercapitalized” institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). The Company and the Bank each satisfy the criteria to be classified as “well capitalized” within the meaning of applicable regulations.

Regulatory Restrictions on Dividends

Dividend payments made by Leesport Bank to the Company are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the FDIC. Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, retained earnings). The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends if they are not classified as well capitalized or adequately capitalized.

Under these policies and subject to the restrictions applicable to the Bank, the Bank had approximately $13.4 million available for payment of dividends to the Company at December 31, 2006, without prior regulatory approval.

FDIC Insurance Assessments

In February 2006, deposit insurance modernization legislation was enacted. Effective March 31, 2006, the new law merges the BIF Fund and the SAIF Fund into a single Deposit Insurance Fund, increases deposit insurance coverage for IRAs to $250,000, provides for the future increase of deposit insurance on all accounts by authorizing the FDIC to index the coverage to the rate of inflation, authorizes the FDIC to set the reserve ratio of the combined Deposit Insurance Fund at a level between 1.15% and 1.50%, and permits the FDIC to establish assessments to be paid by insured banks.

The FDIC has implemented a new risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital adequacy and supervisory measures as well as certain financial ratios. New deposit insurance assessment rates will now be billed quarterly and in arrears. For example, payment for deposit insurance coverage for the first quarter of 2007 will be collected in June 2007. The new assessment rate calculation is valid only for Risk Category I or well-capitalized institutions with minimum composite CAMELS ratings as of the end of the quarterly assessment period. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 2006, the Bank was well capitalized for purposes of calculating insurance assessments.

The FDIC’s Board of Directors has adopted minimum and maximum assessment rates for Risk Category I institutions of 5.0 basis points and 7.0 basis points, respectively, beginning in 2007. Based on the FDIC assessment rate calculation at December 31, 2006, the Bank’s FDIC assessment rate is 5.63 basis points. Risk Category I institutions in existence prior to 1996 will receive a partial credit for past deposit insurance premiums paid. The amount of the deposit insurance premium credit available for the Bank is approximately $380,000. For 2007 assessment periods, all credits available may be used to offset the Bank’s insurance assessment, subject to certain statutory limitations. For assessments that become due for assessment periods beginning in fiscal years 2008, 2009, and 2010, credits may not be applied to more than 90 percent of the Bank’s assessment.

While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the Financing Corporation bonds. Beginning in 2000, commercial banks and thrifts are subject to the same assessment for Financing Corporation bonds. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the Bank (and all other banks) for the fourth quarter of 2006 is an annual rate of $.0122 for each $100 of deposits. The deposit insurance modernization legislation does not affect the authority of the Financing Corporation to collect these assessments.

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

The legislation creates a new category of bank holding company called a “financial holding company.”  In order to avail itself of the expanded financial activities permitted under the law, a bank holding company must notify the Federal Reserve Board (“Federal Reserve”) that it elects to be a financial holding company. A bank holding company can make this election if it, and all its bank subsidiaries, are well capitalized, well managed, and have at least a satisfactory Community Reinvestment Act rating, each in accordance with the definitions prescribed by the Federal Reserve and the regulators of the subsidiary banks. Once a bank holding company makes such an election, and provided that the Federal Reserve does not object to such election by such bank holding company, the financial holding company may engage in financial activities (i.e., securities underwriting, insurance underwriting, and certain other activities that are financial in nature as to be determined by the Federal Reserve) by simply giving a notice to the Federal Reserve within thirty days after beginning such business or acquiring a company engaged in such business. This makes the regulatory approval process to engage in financial activities much more streamlined than under prior law.

On February 7, 2002, the Company’s election with the Board of Governors of the Federal Reserve System to become a financial holding company became effective.

The Sarbanes-Oxley Act of 2002 was enacted to enhance penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures under the federal securities laws. The Sarbanes-Oxley Act generally applies to all companies, including the Company, that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or the Exchange Act. The legislation includes provisions, among other things, governing the services that can be provided by a public company’s independent auditors and the procedures for approving such services, requiring the chief executive officer and chief financial officer to certify certain matters relating to the company’s periodic filings under the Exchange Act, requiring expedited filings of reports by insiders of their securities transactions and containing other provisions relating to insider conflicts of interest, increasing disclosure requirements relating to critical financial accounting policies and their application, increasing penalties for securities law violations, and creating a new Public Company Accounting Oversight Board, a regulatory body subject to SEC jurisdiction with broad powers to set auditing, quality control and ethics standards for accounting firms. In connection with this legislation, the national securities exchanges and Nasdaq have adopted rules relating to certain matters, including the independence of members of a company’s audit committee, as a condition to listing or continued listing. The Company does not believe that the application of these rules to the Company will have a material effect on its business, financial condition or results of operations.

The USA PATRIOT Act, enacted in direct response to the terrorist attacks on September 11, 2001, strengthens the anti-money laundering provisions of the Bank Secrecy Act. Many of the new provisions added by the Act apply to accounts at or held by foreign banks, or accounts of or transactions with foreign entities. While the Bank does not have a significant foreign business, the new requirements of the Bank Secrecy Act still require the Bank to use proper procedures to identify its customers. The Act also requires the banking regulators to consider a bank’s record of compliance under the Bank Secrecy Act in acting on any application filed by a bank. As the Bank is subject to the provisions of the Bank Secrecy Act (i.e., reporting of cash transactions in excess of $10,000), the Bank’s record of compliance in this area will be an additional factor in any applications filed by it in the future. To the Bank’s knowledge, its record of compliance in this area is satisfactory.

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

The market for financial services, including banking services and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking and telebanking. Our ability to compete successfully in our markets may depend on the extent to which we are able to exploit such technological changes. However, we can provide no assurance that we will be able to properly or timely anticipate or implement such technologies or properly train our staff to use such technologies. Any failure to adapt to new technologies could adversely affect our business, financial condition or operating results.

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

At December 31, 2006, our lending limit per borrower was approximately $11.8 million, or approximately 12% of our capital. Accordingly, the size of loans that we can offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

If we are unable to identify and acquire other financial institutions and successfully integrate their acquired businesses, our business and earnings may be negatively affected.

Acquisition of other financial institutions is a component of our growth strategy. The market for acquisitions remains highly competitive, and we may be unable to find acquisition candidates in the future that fit our acquisition and growth strategy.

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

The market price for our common stock has fluctuated, ranging between $25.11 and $21.10 per share during the 12 months ended December 31, 2006. The overall market and the price of our common stock may continue to be volatile. There may be a significant impact on the market price for our common stock due to, among other things, developments in our business, variations in our anticipated or actual operating results, changes in investors’ or analysts’ perceptions of the risks and conditions of our business and the size of the public float of our common stock. The average daily trading volume for our common stock as reported on NASDAQ was 3,315 shares during the twelve months ended December 31, 2006, with daily volume ranging from a low of zero shares to a high of 27,137 shares. There can be no assurance that a more active or consistent trading market in our common stock will develop. As a result, relatively small trades could have a significant impact on the price of our common stock.

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

Item 1B.               Unresolved Staff Comments

None

Item 2.                        Properties

The Company’s principal office is located in the administration building at 1240 Broadcasting Road, Wyomissing, Pennsylvania.

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

Essick & Barr shares offices in the Company’s administration building located at 1240 Broadcasting Road, Wyomissing, Pennsylvania. Essick & Barr is charged a pro rata amount of the total lease expense.

Madison Financial also shares office space in the Company’s administration building in Wyomissing as well as in The Boothby Group’s office in Blue Bell and are accordingly charged a pro rata amount of the total lease expense.

Item 3.                        Legal Proceedings

A certain amount of litigation arises in the ordinary course of the business of the Company, and the Company’s subsidiaries. In the opinion of the management of the Company, there are no proceedings pending to which the Company, or the Company’s subsidiaries are a party or to which their property is subject, that, if determined adversely to the Company or its subsidiaries, would be material in relation to the Company’s shareholders’ equity or financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of the Company and its subsidiaries. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company or its subsidiaries by governmental authorities.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company’s fiscal year ended December 31, 2006.

Item 4A.                Executive Officers of the Registrant

Certain information, as of December 31, 2006, including principal occupation during the past five years, relating to each executive officer of the Company is as follows:

Name, Address, and Position Held with the Company	Age	Position Held Since	Principal Occupation for Past 5 Years
ROBERT D. DAVIS Chester Springs, Pennsylvania President and Chief Executive Officer	59	2005

President and Chief Executive Officer of the Company and the Bank since September 2005; Chairman of Essick & Barr, LLC; Chairman of Madison Financial Advisors, LLC; prior thereto, President and Chief Executive Officer and Director of Republic First Bank since 1999; prior thereto, Regional President of Mellon PSFS.

VITO A. DELISI Blue Bell, Pennsylvania President	58	2004	President of the Madison Bank Division of Leesport Bank; prior thereto, President and Chief Executive Officer of Madison Bancshares Group, Ltd. and Madison Bank.
EDWARD C. BARRETT Wyomissing, Pennsylvania Executive Vice President and Chief Financial Officer	58	2002

Executive Vice President since October 2003 and Chief Financial Officer of the Company since September 2004; prior thereto, Chief Administrative Officer since July 2002; prior thereto, served on the Company’s Board of Directors since November 1998 and was an independent technology consultant since January 2001; prior thereto, President of the Technology Services Division of Verso Technologies, Inc.

CHRISTINA S. McDONALD Oreland, Pennsylvania Executive Vice President and Chief Retail Banking Officer of Leesport Bank	41	2004

Executive Vice President of the Company since 2004; prior thereto, Executive Vice President and Chief Retail Banking Officer of Madison Bank since 2002; prior thereto, Senior Vice President of Dime Savings Bank of New York.

CHARLES J. HOPKINS Sinking Spring, Pennsylvania Senior Vice President of Leesport Financial Corp.	56	1998	President and CEO of Essick & Barr, LLC since 1992
TERRY F. FAVILLA Lititz, Pennsylvania Senior Vice President and Treasurer	45	2006

Senior Vice President and Treasurer of the Company since June 2006; prior thereto, Vice President and Corporate Controller of the Company since June 2004, prior thereto, Vice President and Asset/Liability Management Controller of Susquehanna Bancshares, Inc. since August 1996

JENETTE L. ECK Centerport, Pennsylvania Senior Vice President and Corporate Secretary	44	1998	Vice President of the Company since 2001, Secretary of the Company since 1998.

PART II

Item 5.                        Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Performance Graph

Set forth below is a graph and table comparing the yearly percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return on the NASDAQ-Total US Index, and the SNL Mid-Atlantic Bank Index for the five-year period commencing December 31, 2001, and ending December 31, 2006.

Cumulative total return on the Company’s common stock, the NASDAQ Combination Bank Index, and the SNL Mid-Atlantic Bank Index equals the total increase in value since December 31, 2001, assuming reinvestment of all dividends. The graph and table were prepared assuming that $100 was invested on December 31, 2001, in Company common stock, the NASDAQ-Total US Index, and the SNL Mid-Atlantic Bank Index.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/31/06
Leesport Financial Corp.	100.00	134.06	176.16	202.42	199.45	215.17
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Mid Atlantic Bank Index	100.00	76.91	109.35	115.82	117.87	141.46

As of December 31, 2006, there were 912 record holders of the Company’s common stock. The market price of the Company’s common stock for each quarter in 2006 and 2005 and the dividends declared on the Company’s common stock for each quarter in 2006 and 2005 are set forth below.

Market Price of Common Stock

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “FLPB.”  The following table sets forth, for the fiscal quarters indicated, the high and low bid and asked price per share of the Company’s common stock, as reported on the NASDAQ Global Select Market, and has been adjusted for the effect of the 5% stock dividend declared by the Board of Directors on May 16, 2006 with a record date of June 1, 2006 and distributed to shareholders on June 15, 2006:

	Bid		Asked
	High	Low	High	Low
2006
First Quarter	$25.98	$23.15	$26.00	$23.36
Second Quarter	26.51	22.00	26.75	22.39
Third Quarter	24.02	20.65	24.07	20.99
Fourth Quarter	25.22	22.00	26.00	22.39
2005
First Quarter	$24.49	$21.53	$24.76	$21.57
Second Quarter	26.93	21.43	27.14	21.61
Third Quarter	23.87	20.95	24.05	21.26
Fourth Quarter	23.56	19.52	23.57	20.15

Cash dividends on the Company’s common stock have historically been payable on the 15th of January, April, July, and October.

	Dividends
	Declared
	(Per Share)
	2006	2005
First Quarter	$0.171	$0.162
Second Quarter	0.180	0.162
Third Quarter	0.190	0.171
Fourth Quarter	0.190	0.171

The Company derives a significant portion of its income from dividends paid to it by the Bank. For a description of certain regulatory restrictions on the payment of dividends by the Bank to the Company, see “Business—Regulatory Restrictions on Dividends.”

On May 20, 2004, the Company announced the extension of its stock repurchase plan, originally effective January 1, 2003, for the repurchase of up to 162,000 shares of the Company’s common stock. During 2006, the Company repurchased 45,000 shares of common stock. No shares of the Company’s common stock were purchased by the Company during the fourth quarter of 2006. At December 31, 2006, the maximum number of shares that may yet be purchased under the plan is 50,513.

Item 6.                        Selected Financial Data

The selected consolidated financial and other data and management’s discussion and analysis of financial condition and results of operation set forth below and in Item 7 hereof is derived in part from, and should be read in conjunction with, the consolidated financial statements and notes thereto contained elsewhere herein.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands except per share data)
Selected Financial Data:
Total assets	$1,041,632	$965,752	$877,382	$622,252	$562,372
Securities available for sale	164,180	182,541	165,778	200,650	157,564
Securities held to maturity	3,117	6,173	6,403	—	—
Loans, net of unearned income	764,783	654,244	596,328	357,482	335,184
Allowance for loan losses	7,611	7,619	7,248	4,356	4,182
Deposits	702,839	659,730	612,291	408,582	379,832
Short-term borrowings	173,092	135,685	88,892	103,678	34,119
Long-term debt	19,500	43,000	54,500	34,500	72,200
Junior subordinated debt	20,150	20,150	20,150	15,000	15,000
Shareholders’ equity	102,130	94,756	90,935	53,377	52,900
Book value per share	18.96	17.83	17.37	15.02	15.54
Selected Operating Data:
Interest income	$61,617	$50,653	$33,611	$29,170	$30,630
Interest expense	29,521	20,319	12,842	12,682	14,113
Net interest income before provision for loan losses	32,096	30,334	20,769	16,488	16,517
Provision for loan losses	1,084	1,460	1,320	965	1,455
Net interest income after provision for loan losses	31,012	28,874	19,449	15,523	15,062
Other income	21,218	23,865	17,669	18,864	10,881
Other expense	40,238	41,281	30,548	27,560	19,038
Income before income taxes	11,992	11,458	6,570	6,827	6,905
Income taxes	2,839	2,727	1,154	1,878	1,985
Net income	$9,153	$8,731	$5,416	$4,949	$4,920
Earnings per share-basic	$1.71	$1.65	$1.31	$1.32	$1.35
Earnings per share-diluted	$1.70	$1.63	$1.29	$1.31	$1.34
Cash dividends per share	$0.73	$0.67	$0.62	$0.60	$0.54
Return on average assets	0.92%	0.95%	0.78%	0.84%	0.95%
Return on average shareholders’ equity	9.38%	9.36%	8.69%	9.39%	10.33%
Dividend payout ratio	42.74%	40.45%	51.24%	44.41%	40.38%
Average equity to average assets	9.82%	10.16%	9.03%	8.99%	9.72%

Earnings and cash dividends per share amounts reflect the 5% stock dividend declared by the Board of Directors on May 16, 2006 with a record date of June 1, 2006 and distributed to shareholders on June 15, 2006.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is a financial services company. As of December 31, 2006, Leesport Bank, Essick & Barr, LLC, and Madison Financial Advisors, LLC were wholly-owned subsidiaries of the Company. As of December 31, 2006, Leesport Realty Solutions, LLC and Leesport Mortgage Holdings, LLC were wholly-owned, non-bank subsidiaries of Leesport Bank.

During 2000, Leesport Realty Solutions, LLC was formed as a subsidiary of Leesport Bank for the purpose of providing title insurance and other real estate related services to its customers through limited partnership arrangements with third parties involved in the real estate services industry.

In May 2002, the Company’s subsidiary, Leesport Bank, jointly formed Leesport Mortgage, LLC with a real estate company. Leesport Mortgage, LLC was formed to provide mortgage brokerage services, including, without limitation, any activity in which a mortgage broker may engage. It is operated as a permissible “affiliated business arrangement” within the meaning of the Real Estate Settlement Procedures Act of 1974. Leesport Bank’s initial investment was $15,000. In July 2004, Leesport Bank dissolved its investment with the real estate company.

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

On October 1, 2002, the Company completed its acquisition of 100% of the outstanding common stock of The Boothby Group, Inc., a full service insurance agency headquartered in Blue Bell, Pennsylvania. In addition to cash payments of $3.6 million, the Company issued 132,448 shares of its common stock at a price of $18.12 resulting in an aggregate purchase price of $6.2 million as of the closing date. Contingent payments payable to the five former shareholders totaling up to $1.6 million, payable in shares of the Company’s common stock at the then current market values, are based on The Boothby Group division of Essick & Barr achieving certain annual revenue levels over the next two years.

On September 30, 2003, the Company completed its purchase of certain assets of CrosStates Insurance Consultants, Inc., a full service insurance agency that specializes in personal property and casualty insurance located in Langhorne, Pennsylvania. The Company made a cash payment of $1.0 million as of the closing date. Contingent payments payable to the former shareholder totaling up to $1.2 million, payable 50% in cash and 50% in shares of the Company’s common stock at the then current market values, are based on the CrosStates Insurance division of Essick & Barr achieving certain levels of earnings over the next two years. Effective January 1, 2005, the CrosStates Insurance Consultants division changed its name to Madison Insurance Consultants.

On October 1, 2004, the Company acquired 100% of the outstanding voting shares of Madison Bancshares Group, Ltd. (“Madison”), the holding company for Madison Bank, a Pennsylvania state-chartered commercial bank, and its mortgage banking division, Philadelphia Financial. Madison Bank has become a division of Leesport Bank. For each share of Madison common stock, the Company exchanged 0.6028 shares of Leesport common stock resulting in the issuance of 1,311,010 shares of Leesport common stock and a cash payment of $11,790. The total purchase price was $34.6 million. The value of the common shares issued was determined based on the average market price of Leesport common shares five days before and five days after the date of the announcement. In connection with the transaction, Madison paid cash of $7.1 million and recognized the expense for 699,122 Madison options and warrants outstanding at September 30, 2004. In addition, Madison paid cash of $2.3 million and recognized the expense for the termination of existing contractual arrangements.

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements. Certain of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained in Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements for the most sensitive of these issues. These include, the provision and allowance for loan losses, revenue recognition for insurance activities, stock based compensation, derivative financial instruments, purchase accounting, goodwill and intangible assets and other-than-temporary impairment. These discussions, analysis and disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

Allowance for Loan Losses

The provision for loan losses charged to operating expense reflects the amount deemed appropriate by management to provide for known and inherent losses in the existing loan portfolio. Management’s judgment is based on the evaluation of individual loans past experience, the assessment of current economic conditions, and other relevant factors. Loan losses are charged directly against the allowance for loan losses and recoveries on previously charged-off loans are added to the allowance.

Management uses significant estimates to determine the allowance for loan losses. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant factors. Since the sufficiency of the allowance for loan losses is dependent, to a great extent, on conditions that may be beyond our control, it is possible that management’s estimates of the allowance for loan losses and actual results could differ in the near term. Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation. For example, a downturn in the local economy could cause increases in non-performing loans. Additionally, a decline in real estate values could cause some of our loans to become inadequately collateralized. In either case, this may require us to increase our provisions for loan losses, which would negatively impact earnings. Additionally, a large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively impact earnings. In addition, regulatory authorities, as an integral part  of their examination, periodically review the allowance for loan losses. They may require additions to the allowance for loan losses based upon their judgments about information available to them at the time of examination. Future increases to our allowance for loan losses, whether due to unexpected changes in economic conditions or otherwise, could adversely affect our future results of operations.

Stock-Based Compensation

Prior to 2006, the Company accounted for stock-based compensation in accordance with Accounting Principals Board Opinion (“APB”) No. 25, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123. Under APB No. 25, no compensation expense was recognized in the income statement related to any option granted under the Company’s stock option plans. The pro forma impact to net income and earnings per share that would occur if compensation expense was recognized, based on the estimated fair value of the options on the date of the grant, is disclosed in the notes to the consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (R), “Share-Based Payment.”  Statement No. 123 (R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123 (R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to the employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25. “Accounting for Stock Issued to Employees,” which was permitted under Statement No. 123, as originally issued.

The revised Statement requires entities to disclose information about the nature of the share-based payment transaction and the effects of those transactions on the financial statements. Statement No. 123 (R) is effective for fiscal periods beginning after June 15, 2005. All public companies must use either the modified prospective or the modified retrospective transition method. Effective January 1, 2006, the Company has adopted the modified prospective method. Using the modified prospective method, the Company’s total stock-based compensation expense, net of related tax effects, was $162,000 for the year ending December 31, 2006. Any additional impact that the adoption of this statement will have on our results of operations will be determined by share-based payments granted in future periods.

Goodwill

The Company has recorded goodwill of $39.2 million at December 31, 2006 related to Madison, Essick & Barr and First Affiliated Investment Group. The Company performs its annual goodwill impairment test in the fourth quarter of each calendar year. A fair value is determined for the banking and financial service, insurance services and investment services reporting segments. If the fair value of the reporting unit exceeds the book value, no write downs of goodwill is necessary. If the fair value is less than the book value, an additional test is necessary to assess the proper carrying value of goodwill. The Company determined that no impairment write-offs were necessary during 2006 and 2005.

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

Results of Operations

Net income for 2006 was $9.15 million or $1.70 per share diluted compared to $8.73 million or $1.63 per share diluted for 2005 and $5.42 million or $1.29 per share for 2004. These changes are a result of increasing net interest income after provision for loan losses and other income each year, net of increases in other expenses. Details regarding changes in each of these areas follows.

Included in the operating results for the twelve months ended December 31, 2006 were severance costs of approximately $594,000 resulting from the departure of the Company’s Chief Lending Officer and other internal departmental restructuring associated with the Company’s corporate-wide reorganization plan. In addition to these severance costs, included in net income for the twelve months ended

December 31, 2006 were approximately $95,000 in costs associated with closing a retail branch office. Excluding the above-mentioned severance and branch closing costs, the net income and earnings per share results for the periods indicated were:

	For the Year Ended December 31,
	2006	2005
	(Dollars in thousands except per share data)
Reported Net Income	$ 9,153	$ 8,731
Charges:
Branch Closing	95	—
Severance Costs	594	445
Total Charges	689	445
Income tax effect	234	151
Net Impact of Charges	455	294
Net Income Adjusted	$ 9,608	$ 9,025
Increase From December 31, 2005	6.5%
Basic Earnings Per Share	$ 1.71	$ 1.65	*
Adjusted Earnings Per Share	1.80	1.71	*
Diluted Earnings Per Share	$ 1.70	$ 1.63	*
Adjusted Diluted Earnings Per Share	1.78	1.69	*

*                   References to per-share amounts reflect the 5% stock dividend distributed to shareholders on June 15, 2006.

Return on average assets was 0.92% for 2006, 0.95% for 2005 and 0.78% for 2004. Return on average shareholders’ equity was 9.38% for 2006, 9.36% for 2005 and 8.69% for 2004.

Net Interest Income

Net interest income is a primary source of revenue for the Company. This income results from the difference between the interest and fees earned on loans and investments and the interest paid on deposits to customers and other non-deposit sources of funds, such as repurchase agreements and borrowings from the Federal Home Loan Bank and other correspondent banks. Net interest margin is the difference between the gross (tax-effected) yield on earning assets and the cost of interest bearing funds as a percentage of earning assets. All discussion of net interest margin is on a fully taxable equivalent basis. Both net interest income and net interest margin are influenced by the frequency, magnitude and direction of interest rate changes and by product concentrations and volumes of earning assets and funding sources.

Average Balances, Rates and Net Yield

The following table sets forth the average daily balances of major categories of interest earning assets and interest bearing liabilities, the average rate paid thereon, and the net interest margin for each of the periods indicated.

	Year Ended December 31,
	2006			2005			2004
		Interest			Interest			Interest
	Average	Income/	%	Average	Income/	%	Average	Income/	%
	Balances	Expense	Rate	Balances	Expense	Rate	Balances	Expense	Rate
	(in thousands except percentage data)
Interest Earning Assets:
Interest bearing deposits in other banks and federal funds sold	$ 317	$ 18	5.57%	$ 1,351	$ 21	1.52%	$ 790	$ 12	1.52%
Securities (taxable)	161,402	8,021	4.97	166,523	7,444	4.47	166,193	6,696	4.03
Securities (tax-exempt)(1)	18,539	1,192	6.43	15,846	1,076	6.79	17,726	1,171	6.61
Loans(1)(2)	711,240	53,409	7.41	632,631	42,963	6.70	433,941	26,357	5.97
Total interest earning assets	891,498	62,640	6.93	816,351	51,504	6.22	618,650	34,236	5.44
Interest Bearing Liabilities:
Interest bearing demand deposits	222,385	5,945	2.67	214,936	3,848	1.79	148,849	1,800	1.21
Savings deposits	68,536	1,598	2.33	62,765	768	1.22	62,983	688	1.09
Time deposits	288,644	12,598	4.36	238,403	8,909	3.74	184,273	6,655	3.61
Total interest bearing deposits	579,565	20,141	3.48	516,104	13,525	2.62	396,105	9,143	2.31
Short-term borrowings	67,192	3,507	5.15	59,610	2,118	3.55	43,273	650	1.50
Repurchase agreements	71,809	2,847	3.96	56,006	1,487	2.65	43,831	799	1.82
Long-term borrowings	34,038	1,174	3.40	50,214	1,642	3.22	39,218	1,333	3.34
Mandatory redeemable capital debenture	20,150	1,852	9.19	20,150	1,547	7.68	16,295	917	5.63
Total interest bearing liabilities	772,754	29,521	3.82	702,084	20,319	2.89	538,722	12,842	2.38
Noninterest bearing deposits	$ 111,759			$ 111,525			$ 79,582
Net interest margin		$ 33,119	3.71%		$ 31,185	3.82%		$ 21,394	3.46%

(1)          Rates on loans and investment securities are reported on a tax-equivalent basis of 34%.

(2)          Non-accrual loans have been included in average loan balances.

Tax-equivalent net interest income increased to $33.1 million or 6.2% for the year ended December 31, 2006, compared to $31.2 million for 2005. The increase in tax-equivalent interest income during 2006 was primarily the result of an increase in average earning assets, due mainly to strong commercial loan growth and the targeted short-term interest rate, as established by the Federal Reserve Bank (“FRB”), increasing, which resulted in an increase in the prime rate from 7.25% at December 31, 2005, to 8.25% at December 31, 2006. Average loans increased by $78.6 million or 12.4% from 2005 to 2006. Management attributes the increase in organic commercial loan growth to penetration into the Philadelphia market through successful marketing initiatives and the favorable interest rate environment.

Tax-equivalent net interest income increased to $31.2 million or 45.8% for the year ended December 31, 2005, compared to $21.4 million for 2004. The increase in tax-equivalent net interest income during 2005 was primarily the result of an increase in average earning assets, due mainly to strong commercial and consumer loan growth, loans acquired from Madison and increases in interest rates. Average loans increased by $198.7 million or 45.8% from 2004 to 2005. Management attributes the increase in organic loan growth to successful marketing initiatives and the favorable interest rate environment.

Interest expense increased during the year along with the overall growth in funding sources. The overall cost of funds increased from 2.89% in 2005 to 3.82% in 2006. Interest bearing deposit rates increased from 2.62% in 2005 to 3.48% in 2006. The increase in interest-bearing deposit rates was the result of both management pricing strategy as well as the effect of longer-term certificates of deposit that matured during the year and repriced at higher rates. Average interest bearing deposits increased $63.5 million or 12.3% from 2005 to 2006 due primarily to strong organic growth in time deposits. Total average interest-bearing funding grew by $7.2 million and, combined with the growth in interest bearing deposits, provided all of the funding needed for the $76.2 million in average loan and investment security growth. Average balances for federal funds purchased and repurchase agreements for the year 2006 were $67.2 million and $71.8 million, respectively, compared to average balances for federal funds purchased and repurchase agreements for the year 2005 of $59.6 million and $56.0 million, respectively. Average rates paid for federal funds purchased and repurchase agreements for the year 2006 were 5.15% and 3.96%, respectively compared to average rates paid for federal funds purchased and repurchase agreements for the year 2005 of 3.55% and 2.65%, respectively. Average long-term borrowings decreased $16.2 million or 32.2% from 2005 to 2006.

Interest expense increased during 2005 along with the overall growth in primary funding sources. The overall cost of funds increased from 2.38% in 2004 to 2.89% in 2005. Interest bearing deposit rates increased from 2.31% in 2004 to 2.62% in 2005. The increase in interest-bearing deposit rates was the result of both management pricing strategy as well as the effect of longer-term certificates of deposit that matured during the year and repriced at higher rates. Average interest bearing deposits increased $120.0 million or 30.3% from 2004 to 2005 due primarily to strong organic growth in deposits and deposits acquired from Madison. Total interest-bearing funding grew by $82.7 million and, combined with the growth in non-interest bearing deposits, provided all of the funding needed for the $81.1 million in loan and investment security growth. The average rate paid on long-term borrowings has dropped steadily over the last three years, from 4.51% for the year ended 2003, to 3.34% for 2004, to 3.22% for 2005. Average long-term borrowings increased $11.0 million or 28.0% from 2004 to 2005. At year-end 2005, actual balances for federal funds purchased and long term debt were $66.2 million and $43.0 million, respectively compared to $36.1 million and $54.5 million at year-end 2004, respectively.

As a result of an increase in the volume of commercial loans originated along with an increased yield in the available for sale investment portfolio, tax-equivalent net interest income was able to increase despite the rising cost of funds. Tax-equivalent net interest margin decreased to 3.71% in 2006 from 3.82% in 2005. As a result of an increase in the commercial loan portfolio, an increase in the investment portfolio yield, increased non-interest bearing deposits, lower long-term borrowing costs and the increase in prime rate, the net interest margin increased to 3.82% in 2005 from 3.46% in 2004.

Changes in Interest Income and Interest Expense

The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (period to period changes in average balance multiplied by beginning rate), and (2) changes in rate (period to period changes in rate multiplied by beginning average balance).

Analysis of Changes in Interest Income/Expense(1)(2)(3)

	2006/2005 Increase (Decrease)			2005/2004 Increase (Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)
Interest-bearing deposits in other banks and federal funds sold	$(15)	$12	$(3)	$9	$—	$9
Securities (taxable)	(13)	590	577	13	735	748
Securities (tax-exempt)	183	(67)	116	(126)	31	(95)
Loans	5,477	4,969	10,446	13,106	3,500	16,606
Total Interest Income	5,632	5,504	11,136	13,002	4,266	17,268
Short-term borrowed funds	315	1,074	1,389	396	1,070	1,466
Repurchase agreements	451	909	1,360	189	501	690
Long-term borrowed funds	(529)	61	(468)	605	(296)	309
Junior Subordinated Debt	—	305	305	—	630	630
Interest-bearing demand deposits	12	2,085	2,097	985	1,063	2,048
Savings deposits	69	761	830	(2)	82	80
Time deposits	1,851	1,838	3,689	2,008	246	2,254
Total Interest Expense	2,169	7,033	9,202	4,181	3,296	7,477
Increase (Decrease) in Net Interest Income	$3,463	$(1,529)	$1,934	$8,821	$970	$9,791

(1)          Loan fees have been included in the change in interest income totals presented. Non-accrual loans have been included in average loan balances.

(2)          Changes due to both volume and rates have been allocated in proportion to the relationship of the dollar amount change in each.

(3)          Interest income on loans and securities is presented on a taxable equivalent basis.

Other Income

The following table details non-interest income as follows:

	2006 versus 2005				2005 versus 2004
		Increase/			Increase/
	2006	Decrease	%	2005	Decrease	%	2004
	(Dollars in thousands)
Customer service fees	$2,689	$2	0.1	$2,687	$740	38.0	$1,947
Mortgage banking activities, net	3,574	(1,805)	(33.6)	5,379	3,283	156.6	2,096
Commissions and fees from insurance sales	11,269	(365)	(3.1)	11,634	853	7.9	10,781
Broker and investment advisory commissions and fees	721	(277)	(27.8)	998	470	89.0	528
Gain on sale of loans	102	(574)	(84.9)	676	244	56.5	432
Earnings on investment in life insurance	560	117	26.4	443	(182)	(29.1)	625
Other income	1,788	111	6.6	1,677	762	83.3	915
Net realized gains on sale of securities	515	144	38.8	371	26	7.5	345
Total	$21,218	$(2,647)	(11.1)	$23,865	$6,196	35.1	$17,669

The Company’s primary source of other income for 2006 was commissions and other revenue generated through sales of insurance products through its insurance subsidiary, Essick & Barr. Revenues from insurance operations totaled $11.3 million in 2006 compared to $11.6 million in 2005 and $10.8 million in 2004. The decrease in revenue from insurance operations was due mainly to a decrease in contingency income received. Revenues from broker and investment advisory commissions generated through Madison Financial, the Company’s investment subsidiary, decreased to $721,000 in 2006 from $998,000 in 2005 due to a decrease in investment and advisory services. Also, annuity and other insurance commissions generated by Madison Financial of $151,000, $210,000 and $309,000 are included in commissions and fees from insurance sales for the years 2006, 2005 and 2004, respectively.

Revenues from insurance operations totaled $11.6 million in 2005 compared to $10.8 million in 2004. Revenues from broker and investment advisory commissions generated through Madison Financial, the Company’s investment subsidiary, increased to $998,000 in 2005 from $528,000 in 2004 due to an increase in the sales staff facilitating increased sales of wealth management products offered through the branch network.

The Company also relies on several other sources for its other income, including sales of newly originated mortgage loans and service charges on deposit accounts. The income recognized from mortgage banking activities was $3.6 million in 2006, $5.4 million in 2005 and $2.1 million in 2004. The decrease in mortgage banking revenue from 2005 to 2006 is mainly attributable to a decrease in the volume of mortgage loan originations and sales through the Company’s mortgage banking division, Philadelphia Financial. Also included in other income are net gains on other loan sales of $102,000 in 2006, $676,000 in 2005 and $432,000 in 2004 from the sale of $1.6 million, $16.3 million and $8.5 million, respectively, of fixed and adjustable rate portfolio residential mortgage loans, SBA loans and USDA loans. The increases in income from customer service fees reflect an expanded customer base, new products and services and the annual review of the fee pricing.

The income recognized from mortgage banking activities was $5.4 million in 2005 and $2.1 million in 2004. The increase in mortgage banking revenue from 2004 to 2005 is attributable to increased volumes of mortgage loan originations and mortgage sales. The increases in income from customer service fees reflect an expanded customer base, new products and services, the annual review of the fee pricing structure and the acquisition of Madison.

Earnings on investment in life insurance represent the change in cash value of Bank Owned Life Insurance (BOLI) policies. The BOLI policies of the Company are designed to offset the costs of employee benefit plans and to enhance tax-free earnings. The investment in BOLI totaled $17.2 million and $11.7 million at December 31, 2006 and 2005. In 2006, the Bank purchased an additional $5 million in BOLI. Earnings on BOLI are affected by fluctuations in interest rates.

Other income includes debit card network interchange income, merchant fee income, SBA service fee income and safe deposit box rentals, as well as, other miscellaneous income items. The most significant volume of income in this category is derived from ATM surcharge fees and interchange fees from the Bank’s ATM network and fees from debit card transactions. These fees totaled $907,000 in 2006 which represents a 15.8% increase over 2005. Throughout the year, the Bank has initiated marketing campaigns to encourage its customers to use debit cards as a convenient alternative to traditional check transactions. ATM surcharge fees and interchange fees from the Bank’s ATM network and fees from debit card transactions totaled $783,000 in 2005 which represents a 33.1% increase over 2004.

Other Expenses

The following table details non-interest expense as follows:

	2006 versus 2005				2005 versus 2004
		Increase/			Increase/
	2006	Decrease	%	2005	Decrease	%	2004
	(Dollars in thousands)
Salaries and employee benefits	$22,142	$(948)	(4.1)	$23,090	$5,931	34.6	$17,159
Occupancy expense	4,465	(1)	(0.0)	4,466	1,870	72.0	2,596
Equipment expense	2,641	118	4.7	2,523	552	28.0	1,971
Marketing and advertising expense	1,354	(223)	(14.1)	1,577	407	34.8	1,170
Amortization of indentifiable intangible assets	636	(4)	(0.6)	640	208	48.1	432
Professional services	1,257	(471)	(27.3)	1,728	582	50.8	1,146
Outside processing services	2,981	240	8.8	2,741	603	28.2	2,138
Insurance expense	500	(130)	(20.6)	630	95	17.8	535
Merger related expense	—	—	—	—	(899)	(100.0)	899
Other expense	4,262	376	9.7	3,886	1,384	55.3	2,502
Total	$40,238	$(1,043)	(2.5)	$41,281	$10,733	35.1	$30,548

Non-interest expense consists primarily of costs associated with personnel, occupancy and equipment, data processing, marketing and professional fees. The Company’s non-interest expense for the year ended December 31, 2006 totaled $40.2 million, representing an decrease of $1.0 million or 2.5% as compared to 2005. Salaries and employee benefits, the largest component of non-interest expense, decreased $948,000 or 4.1% from 2005 to 2006. Included in salaries and benefits for the year ended December 31, 2006 and 2005 were severance costs mentioned earlier of $594,000 and $445,000, respectively. Full-time equivalent (FTE) employees for the Company are 323, 338 and 332 for the years ended December 31, 2006, 2005 and 2004, respectively. The decrease in salaries and employee benefits and FTE employees from 2005 to 2006 was primarily attributed to a reduction in staff as a result of the Company’s corporate-wide reorganization plan, as well as, a decrease in commissions paid on both mortgage origination activity through Philadelphia Financial Mortgage Company and investment advisory activity through Madison Financial Advisors. Total commissions paid for the year ended December 31, 2006 and 2005 were $2,324,000 and $3,638,000, respectively.

The Company’s non-interest expense for the year ended December 31, 2005 totaled $41.3 million, representing an increase of $10.7 million or 35.1% as compared to 2004. Salaries and employee benefits increased $5.9 million or 34.6% from 2004 to 2005. The increase in salaries and employee benefits from 2004 to 2005 was primarily the result of the acquisition of Madison, merit increases, continued growth of the Company, commissions paid on revenue generated from sales of insurance products through Essick & Barr and wealth management products through Madison Financial, as well as, higher benefits costs consistent with industry trends. Full-time equivalent (FTE) employees for the Company are 338, 332 and 230 for the years ended December 31, 2005, 2004 and 2003, respectively.

Total occupancy and equipment expense increased 1.7% in 2006 compared to 2005 primarily due to general building repairs and maintenance and additional depreciation and software maintenance expense related to computer and software upgrades.

Total occupancy expense increased $1.9 million or 72.0% in 2005 compared to 2004 primarily due to the lease expense related to the branch network and administrative office space acquired from Madison. Total equipment expense increased $552,000 or 28.0% in 2005 primarily due to the additional depreciation and software maintenance expense related to the acquisition of Madison.

Total marketing expense decreased $223,000 or 14.1% in 2006 compared to 2005 primarily due to additional marketing campaigns in 2005 as a result of the Madison acquisition. The Company continues its marketing campaigns for the introduction of new products and services, as well as new marketing campaigns targeting the greater Philadelphia region. These marketing efforts coincide with a more cohesive and strategic branding approach designed to focus on our overall portfolio of banking, insurance and wealth management products and services. Our current marketing approach has contributed to increased visibility for the Company, setting the stage for continued core franchise growth in the Reading and Philadelphia markets.

Total marketing expense increased $407,000 or 34.8% in 2005 compared to 2004 primarily due to marketing campaigns for the introduction of new products and services, as well as, new marketing campaigns targeting the Madison region. Similar to 2006, these marketing efforts coincide with the Company’s strategic branding approach focusing on our overall portfolio of products and services. This marketing approach has contributed to the Company’s increased visibility and core franchise growth in both loans and deposits within the Reading and Philadelphia markets.

Total amortization of identifiable intangible assets decreased $4,000 or 0.6% in 2006 as compared to 2005, total outside processing services increased $240,000 or 8.8% in 2006 as compared to 2005 and total insurance expense decreased $130,000 or 20.6% in 2006 as compared to 2005. The increase in outside processing services is due primarily to costs associated with the implementation of various projects utilizing our core processing system. The decrease in insurance expense is due primarily to efficiencies gained in consolidating Madison insurances through Essick & Barr.

Total amortization of identifiable intangible assets increased $208,000 or 48.1% in 2005 as compared to 2004, total outside processing services increased $603,000 or 28.2% in 2005 as compared to 2004 and total insurance expense increased $95,000 or 17.8% in 2005 as compared to 2004. The increase in these costs is due primarily to the acquisition of Madison.

Other expense includes utility expense, postage expense, stationary and supplies expense, purchase accounting expense and OREO and foreclosure expense, as well as, other miscellaneous expense items. These costs totaled $4.3 million in 2006 which represents a 9.7% increase over 2005. Increases in other expenses were primarily attributable to purchase accounting amortization associated with the acquisition of Madison and an increase in shares tax expense as a result of an increase in the Bank’s equity.

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

Income Taxes

The effective income tax rate for the Company for the years ended December 31, 2006, 2005 and 2004 was 23.67%, 23.80% and 17.56%, respectively. The effective tax rate for 2006 remained relatively unchanged from 2005 and increased from 2004 primarily because tax exempt income remained relatively flat while income before income taxes increased. Included in the income tax provision is a federal tax benefit from our $5.0 million investment in an affordable housing, corporate tax credit limited partnership of $600,000, $600,000 and $450,000, respectively, for the years ended December 31, 2006, 2005 and 2004.

Financial Condition

The Company’s total assets at December 31, 2006 and 2005 were $1.0 billion and $965.8 million, respectively.

Cash and Securities Portfolio

Cash and balances due from banks decreased to $21.8 million at December 31, 2006 from $29.1 million at December 31, 2005.

The securities portfolio decreased 11.3% to $167.3 million at December 31, 2006, from $188.7 million at December 31, 2005 primarily due to investment maturities and principal repayments reinvested into higher yielding commercial loans. Securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity. To accomplish these ends, most of the purchases in the portfolio during 2006 and 2005 were of mortgage backed securities issued by US Government agencies. State and political subdivision securities were sold in 2006 to purchase $5 million in additional BOLI.

The securities balance included a net unrealized loss on available for sale securities of $3.8 million and $4.8 million at December 31, 2006 and 2005, respectively. Changes in longer-termed treasury interest rates were primarily responsible for the increase in the fair market value of the securities.

Loans

Loans increased to $764.8 million at December 31, 2006 from $654.2 million at December 31, 2005, an increase of $110.6 million or 16.9%. Management has targeted the commercial loan portfolio as a key to the Company’s continuing growth. Specifically, the Company has a lending focus within the Reading and Philadelphia market areas targeting higher yielding commercial loans made to small and medium sized businesses. The acquisition of Madison in 2004, whose loan portfolio consisted of mainly commercial loans, and the year over year growth in commercial loans originated underscores that focus as the commercial loan portfolio increased to $486.7 million at December 31, 2006, from $384.8 million at December 31, 2005, an increase of $101.9 million or 26.5%.

Loans secured by 1 to 4 family residential real estate increased to $187.8 million at December 31, 2006, from $172.8 million as of December 31, 2005, an increase of $15.0 million or 8.7%. Loans secured by multi-family residential real estate increased to $22.4 million at December 31, 2006, from $14.4 million as of December 31, 2005, an increase of $8.0 million or 55.6%. The overall increase in residential real estate loans is due primarily to the growth in the Company’s lending footprint within the Philadelphia market.

Home equity lending products decreased to $68.8 million at December 31, 2006, from $83.0 million as of December 31, 2005. Consumer demand for these types of loans was hampered by increases in the prime rate. Despite the numerous increases in the prime rate during the first half of 2006, we were able to maintain our outstanding balances through successful marketing initiatives.

The loans held for sale category is composed of $5.6 million of mortgage loans committed for sale to other institutions and the secondary market as of December 31, 2006 versus $16.6 million as of December 31, 2005. The decrease in loans held for sale is primarily due to decreased loan origination activity through Philadelphia Financial.

The sales of residential real estate loans in the secondary market reflects the Company’s strategy of de-emphasizing the retention of long-term, fixed rate loans in the portfolio utilizing these loans sales to generate fees, improve interest-rate risk and fund growth in higher yielding assets.

Premises and Equipment

Premises and equipment, net of accumulated depreciation and amortization, decreased during 2006 to $6.9 million from $7.8 million at the end of 2005. The decrease in premises and equipment is due mainly to depreciation expense and amortization of leasehold improvements which totaled $1.7 million in 2006 and $1.7 million in 2005.

During 2004, the Company sold six branch locations with a net book value of $7.0 million and leased them back from the purchaser with a lease term of 20 years resulting in a gain of $712,000, which is being amortized into income over the term of the lease.

Goodwill and Identifiable Intangible Assets

Goodwill increased to $39.2 million from $38.8 million for the years ended December 31, 2006 and 2005, respectively. During 2006, the Company recorded as goodwill $400,000 in contingent payments to the sellers based on predetermined revenue targets set forth in the asset purchase agreements. Identifiable intangible assets decreased to $4.5 million from $5.2 million for the years ended December 31, 2006 and 2005, respectively. The decrease in identifiable intangible assets is due mainly to amortization expense which totaled approximately $636,000 in 2006 and $640,000 in 2005.

Bank Owned Life Insurance

Bank owned life insurance increased $5.5 million to $17.2 million at December 31, 2006 from $11.7 million at December 31, 2005. The increase in bank owned life insurance is due primarily to the purchase of $5 million in additional BOLI in 2006.

Deposits and Borrowings

Total deposits at December 31, 2006 and 2005 were $702.8 million and $659.7 million, respectively.

Non-interest bearing deposits decreased to $108.5 million at December 31, 2006, from $116.0 million at December 31, 2005, a decrease of $7.5 million or 6.4%. The decrease in non-interest bearing deposits is primarily due to changes in consumer demand for these types of products. Management continues its efforts to promote growth in these types of deposits, such as offering a free checking product, as a method to help reduce the overall cost of the Company’s funds. Interest bearing deposits increased by $50.5 million or 9.3%, from $543.8 million at December 31, 2005 to $594.3 million at December 31, 2006. In 2006, our customer’s preference was clearly weighted in favor of maintaining a more liquid investment position while taking advantage of higher short-term interest rates. In early 2005, we responded to our customers by introducing our Capital Growth Checking product which gave our customers the liquidity of a checking account at money market rates and by offering incentive rates for shorter term time deposits.

Borrowed funds from various sources are generally used to supplement deposit growth. Short-term borrowings, which were composed of federal funds purchased from the Federal Home Loan Bank (“FHLB”) and other correspondent banks and securities sold under agreements to repurchase, were $173.1 million at December 31, 2006, and $135.7 million at December 31, 2005. This increase is primarily the result of funding needs generated by increased loan demand. Long-term borrowings, which consisted of advances from the FHLB, totaled $19.5 million and $43.0 million at December 31, 2006 and 2005, respectively.

Shareholders’ Equity

Total common stock, surplus, retained earnings and accumulated other comprehensive loss increased by $7.3 million or 7.8% to $102.1 million at December 31, 2006 from $94.8 million at December 31, 2005.

The increase for 2006 is primarily the result of net income of $9.2 million offset by cash dividends declared of $3.9 million.

Total shareholders’ equity includes accumulated other comprehensive loss, which includes an adjustment for the fair value of the Company’s securities portfolio. This amount attempts to identify the impact to equity in the unlikely event that the Company’s entire securities portfolio would be liquidated under current economic conditions. The amounts and types of securities held by the Company at the end of 2006, combined with current interest rates, resulted in an increase in equity, net of taxes, of $617,000. This compares with a decrease to equity, net of taxes, of $3.0 million during 2005.

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

Interest rate risk management involves managing the extent to which interest-sensitive assets and interest-sensitive liabilities are matched. Interest rate sensitivity is the relationship between market interest rates and earnings volatility due to the repricing characteristics of assets and liabilities. The Company’s net interest income is affected by changes in the level of market interest rates. In order to maintain consistent earnings performance, the Company seeks to manage, to the extent possible, the repricing characteristics of its assets and liabilities.

One major objective of the Company when managing the rate sensitivity of its assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of the Company’s Asset/Liability Committee (“ALCO”), which is comprised of senior management and Board members. The ALCO meets quarterly to monitor the ratio of interest sensitive assets to interest sensitive liabilities. The process to review interest rate risk management is a regular part of management of the Company. In addition, there is an annual process to review the interest rate risk policy with the Board of Directors which includes limits on the impact to earnings from shifts in interest rates.

To manage the interest rate sensitivity position, an asset/liability model called “gap analysis” is used to monitor the difference in the volume of the Company’s interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect.

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

Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by interest rate swaps. In June of 2003, the Company purchased a six month LIBOR cap to create protection against rising interest rates for the above mentioned $5 million interest rate swap. The initial premium related to this interest rate cap was $102,000. At December 31, 2006 and 2005, the carrying value and market value of the interest rate cap was approximately $15,000 and $38,000, respectively.

Also, the Company sells fixed and adjustable rate residential mortgage loans to limit the interest rate risk of holding longer-term assets on the balance sheet. In 2006, 2005 and 2004, the Company sold $1.7 million, $17.0 million and $8.5 million, respectively, of fixed and adjustable rate loans.

At December 31, 2006, the Company was in a negative one-year cumulative gap position. Commercial adjustable rate loans increased $92.8 million or 39.7% from $233.8 million at December 31, 2005 to $326.6 million at December 31, 2006. Installment adjustable rate loans decreased $8.9 million or 16.2% from $63.7 million at December 31, 2005 to $54.8 million at December 31, 2006. During 2006, the targeted short-term interest rate, as established by the FRB, increased which resulted in an increase in the prime rate from 7.25% at December 31, 2005, to 8.25% at December 31, 2006. The increase in interest rates throughout the first half of 2006 contributed to a slowdown in the refinance market effectively extending the maturities for fixed rate loans and investments. In order to augment the funding needs for new loan originations and investment security purchases, short-term borrowings, which include federal funds purchased and securities sold under agreements to repurchase, increased $37.4 million or 27.6% from $135.7 million at December 31, 2005 to $173.1 million at December 31, 2006. These factors contributed to the Company’s negative one-year cumulative gap position. In 2006, the Company will continue its strategy to originate adjustable rate commercial and installment loans and use investment security cash flows and non-interest bearing and core deposits to reduce the overnight borrowings to maintain a more neutral gap position.

Interest Sensitivity Gap at December 31, 2006

		3 to
	0-3 months	12 months	1-3 years	over 3 years
	(Dollars in thousands)
Interest bearing deposits	$751	$—	$—	$—
Securities(1),(2)	20,967	18,091	43,290	84,946
Mortgage loans held for sale	5,582	—	—	—
Loans(2)	487,163	69,709	113,062	87,238
Total rate sensitive assets (RSA)	514,463	87,800	156,352	172,184
Interest bearing deposits(3)	177,423	11,634	29,086	72,714
Time deposits	46,579	178,748	72,121	5,985
Federal funds purchased	82,105	—	—	—
Short-term borrowed funds	45,987	45,000	—	—
Long-term borrowed funds	1,000	13,500	5,000	—
Junior subordinated debt	15,150	—	5,000	—
Total rate sensitive liabilities (RSL)	368,244	248,882	111,207	78,699
Interest rate swap	(5,000)	—	—	—
Interest sensitivity gap	$151,219	$(161,082)	$45,145	$93,485
Cumulative gap	151,219	(9,863)	35,282	128,767
RSA/RSL	1.4%	0.4%	1.4%	2.2%

(1)          Includes gross unrealized gains/losses on available for sale securities.

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

The Company also measures its sensitivity to interest rate movements through simulations of the effects of rate changes upon its net interest income. Interest rate movements of up 100, 200 and 300 basis points and down 100, 200 and 300 basis points, adjusted because of the current rate environment, were applied to the Company’s interest earning assets and interest bearing liabilities as of December 31, 2006. The results of these simulations on net interest income for 2006 are as follows:

Simulated % change in 2006
Net Interest Income
Assumed Changes
in Interest Rates	% Change
–300	–8.3%
–200	–4.9%
–100	–2.0%
0	0.0%
+100	2.1%
+200	4.0%
+300	6.0%

Economic value of shareholders’ equity as a result of interest rate changes is presented in the following hypothetical table. This analysis estimates the projected change in the value of equity as of December 31, 2006 as a result of hypothetical interest rate movements. The results of the simulations in the up 100, 200 and 300 basis points categories reflect the balance sheet and interest rate environment changes as discussed above. The acquisition of Madison and the Company’s plan to reduce its negative one-year cumulative gap position is expected to keep the economic value of shareholders’ equity inside policy limits.

Simulated % change in Economic
Value of Shareholders’ equity
Assumed Changes
in Basis Points	% Change
–300	–8.7%
–200	–3.4%
–100	0.1%
0	0.0%
+100	–3.6%
+200	–8.0%
+300	–12.9%

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

An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders’ equity less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at December 31, 2006 was 8.24% compared to 8.16% at December 31, 2005. This increase is primarily the result of an increase in common shareholders’ equity and the increase in average total assets primarily due to the growth in the commercial loan portfolio. For 2006 and 2005, the ratios were above minimum regulatory guidelines.

As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy. Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments. For the Company, Tier 1 capital consists of common shareholders’ equity less intangible assets plus the junior subordinated debt, and Tier 2 capital includes the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets. By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier 1 capital. In addition, federal banking regulating authorities have issued a final rule restricting the Company’s junior subordinated debt to 25% of Tier 1 capital. Amounts of junior subordinated debt in excess of the 25% limit generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009.

The following table sets forth the Company’s capital ratios.

	At December 31,
	2006	2005
	(Dollars in thousands)
Tier 1
Common shareholders’ equity (excluding unrealized gains (losses) on securities)	$102,130	$94,756
Disallowed intangible assets	(43,338)	(44,032)
Junior subordinated debt	20,000	20,000
Tier 2
Allowable portion of allowance for loan losses	7,611	7,619
Unrealized gains available for sale equity securities	2,296	2,899
Total risk-based capital	$88,699	$81,242
Risk adjusted assets (including off-balance sheet exposures)	$796,229	$729,732
Leverage ratio	8.24%	8.16%
Tier 1 risk-based capital ratio	10.18%	10.09%
Total risk-based capital ratio	11.14%	11.13%

Regulatory guidelines require that Tier 1 capital and total risk-based capital to risk-adjusted assets must be at least 4.0% and 8.0%, respectively.

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

At December 31, 2006, the Company maintained $21.8 million in cash and cash equivalents primarily consisting of cash and due from banks. In addition, the Company had $164.2 million in available for sale securities and $3.1 million in held to maturity securities. Cash and investment securities totaled $189.1 million which represented 18.2% of total assets at December 31, 2006 compared to 22.6% at December 31, 2005.

The Company considers its primary source of liquidity to be its core deposit base, which includes non-interest-bearing and interest-bearing demand deposits, savings, and time deposits under $100,000. This funding source has grown steadily over the years through organic growth and acquisitions and consists of deposits from customers throughout the financial center network. The Company will continue to promote the growth of deposits through its financial center offices. At December 31, 2006, approximately 38.3% of the Company’s assets were funded by core deposits acquired within its market area. An additional 9.8% of the assets were funded by the Company’s equity. These two components provide a substantial and stable source of funds.

Off-Balance Sheet Arrangements

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments, at December 31, 2006 totaled $298.6 million. This consisted of $82.1 million in commercial real estate and construction loans, $54.0 million in home equity lines of credit, $143.6 million in unused business lines of credit and $18.9 million in standby letters of credit and the remainder in other unused commitments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Any amounts actually drawn upon, management believes, can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Contractual Obligations

The following table represents the Company’s aggregate on and off balance sheet contractual obligations to make future payments.

	December 31, 2006
	Less than			Over
	1 year	1-3 Years	4-5 Years	5 Years	Total
	(in thousands)
Time deposits	$225,327	$72,121	$5,683	$302	$303,433
Long-term debt	14,500	5,000	—	—	19,500
Junior subordinated debt	20,150	—	—	—	20,150
Operating leases	2,750	5,070	4,090	16,404	28,314
Unconditional purchase obligations	429	931	668	—	2,028
Total	$263,156	$83,122	$10,441	$16,706	$373,425

Risk Elements

Non-performing loans, consisting of loans on non-accrual status, loans past due 90 days or more and still accruing interest, and renegotiated troubled debt were $4.4 million at December 31, 2006, a decrease from $6.3 million at December 31, 2005. Generally, loans that are more than 90 days past due are placed on non-accrual status. As a percentage of total loans, non-performing loans represented .57% at December 31, 2006 and .94% at December 31, 2005. The allowance for loan losses represents 172.94% of non-performing loans at December 31, 2006, compared to 120.50% at December 31, 2005.

The Company continues to emphasize credit quality and believes that pre-funding analysis and diligent intervention at the first signs of delinquency will help to manage these levels.

The following table is a summary of non-performing loans and renegotiated loans for the years presented.

	Non-performing Loans
	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Non-accrual loans:
Real estate	$1,317	$1,231	$2,447	$129	$258
Consumer	578	366	—	18	—
Commercial	2,094	3,970	471	674	971
Total	3,989	5,567	2,918	821	1,229
Loans past due 90 days or more and still accruing interest:
Real estate	47	12	2,384	46	—
Consumer	—	—	33	16	11
Commercial	46	594	548	—	53
Total loans past due 90 days or more	93	606	2,965	62	64
Troubled debt restructurings:
Real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial	319	150	103	631	112
Total troubled debt restructurings	319	150	103	631	112
Total non-performing loans	$4,401	$6,323	$5,986	$1,514	$1,405

At December 31, 2006, there was $817,000 of commercial loans for which payments are current, but where the borrowers were experiencing significant financial difficulties, that were not classified as non-accrual.

The following summary shows the impact on interest income of non-accrual and restructured loans for the year ended December 31, 2006 (in thousands):

Amount of interest income on loans that would have been recorded under original terms	$113
Interest income reported during the period	$261

Provision and Allowance for Loan Losses

The provision for loan losses for 2006 was $1.1 million compared to $1.5 million in 2005 and $1.3 million in 2004. The Company performs a review of the credit quality of its loan portfolio on a monthly basis to determine the adequacy of the allowance for possible loan losses. The Company experienced growth in the loan portfolio of 16.9% in 2006 and 9.7% in 2005. The allowance for loan losses at December 31, 2006 was $7.6 million, or 1.00% of outstanding loans, compared to $7.6 million or 1.16% of outstanding loans at December 31, 2005. The decrease in the provision for loan losses for 2006 over 2005 is primarily a result of a decrease in total non-performing loans of $1.9 million or 30.4%.

The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio. Additions to the allowance are charged through the provision for loan losses. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, value of any collateral, risk characteristics in the loan portfolio, and local and national economic conditions. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Based upon the results of such reviews, management believes that the allowance for loan losses at December 31, 2006 was adequate to absorb credit losses inherent in the portfolio as of that date.

The following table presents a comparative allocation of the allowance for loan losses for each of the past five year-ends. Amounts were allocated to specific loan categories based upon management’s classification of loans under the Company’s internal loan grading system and assessment of near-term charge-offs and losses existing in specific larger balance loans that are reviewed in detail by the Company’s internal loan review department and pools of other loans that are not individually analyzed. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future credit losses may occur.

Allocation of Allowance for Loan Losses
(In thousands except percentage data)

As of December 31,
2006		2005		2004		2003		2002
	% of		% of		% of		% of		% of
	Total		Total		Total		Total		Total
Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial	$6,451	50.9%	$6,318	49.4%	$6,071	46.9%	$3,391	47.5%	$3,095	53.4%
Residential Real Estate	216	48.3	229	49.0	387	51.1	277	49.4	374	42.7
Consumer	808	0.8	884	1.6	782	2.0	598	3.1	500	3.9
Total Allocated	7,475	100.0	7,431	100.0	7,240	100.0	4,266	100.0	3,969	100.0
Unallocated	136	—	188	—	8	—	90	—	213	—
TOTAL	$7,611	100.0%	$7,619	100.0%	$7,248	100.0%	$4,355	100.0%	$4,182	100.0%

The unallocated portion of the allowance is intended to provide for possible losses that are not otherwise accounted for and to compensate for the imprecise nature of estimating future loan losses. Management believes the allowance is adequate to cover the inherent risks associated with the Company’s loan portfolio. While allocations have been established for particular loan categories, management considers the entire allowance to be available to absorb losses in any category.

The following tables set forth an analysis of the Company’s allowance for loan losses for the years presented.

Analysis of the Allowance for Loan Losses
(in thousands except ratios)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Balance, Beginning of year	$7,619	$7,248	$4,356	$4,182	$3,723
Balance acquired in merger	—	—	2,079	—	—
Charge-offs:
Commercial	708	663	315	771	799
Real Estate	356	413	202	49	57
Consumer	241	202	111	133	211
Total	1,305	1,278	628	953	1,067
Recoveries:
Commercial	59	53	9	59	41
Real Estate	94	89	87	9	10
Consumer	60	47	25	94	20
Total	213	189	121	162	71
Net Charge-offs	1,092	1,089	507	791	996
Provision Charged to Operations	1,084	1,460	1,320	965	1,455
Balance, End of Year	$7,611	$7,619	$7,248	$4,356	$4,182
Average Loans	$711,240	$632,631	$433,941	$352,438	$326,814
Ratio of Net Charge-offs to Average Loans	0.15%	0.17%	0.12%	0.22%	0.30%
Ratio of Allowance to Loans, End of Year	1.00%	1.16%	1.22%	1.22%	1.25%

Loan Policy and Procedure

The Bank’s loan policies and procedures have been approved by the Board of Directors, based on the recommendation of the Bank’s President, Chief Lending Officer, Loan Review Officer, and the Risk Management Officer, who collectively establish and monitor credit policy issues. Application of the loan policy is the direct responsibility of those who participate either directly or administratively in the lending function.

The Bank’s commercial lending officers originate loan requests through a variety of sources which include the Bank’s existing customer base, referrals from directors and various networking sources (accountants, attorneys, and realtors), and market presence. Over the past several years, the Bank’s commercial lending efforts have been significantly increased through (1) the hiring of experienced commercial lenders in the Bank’s geographic markets, (2) the Bank’s continued participation in community and civic events, (3) strong networking efforts, (4) local decision making, and (5) consolidation and other changes which are occurring with respect to other local financial institutions.

The Bank’s commercial lenders have approval authority up to designated individual limits, along with joint lending authority up to $1,000,000. Loans in excess of $1,000,000 are presented to the Bank’s Credit Committee, comprised of the Chief Lending Officer, Credit Manager, Loan Review Officer (non-voting), and selected commercial lenders. The Credit Committee can approve loans up to $3,500,000 and recommend loans to the Executive Loan Committee for approval up to approximately $7,670,000 (which represents 65% of the Bank’s legal lending limit of approximately $11,800,000). The Executive Loan Committee is composed of the Chief Lending Officer, the Chief Credit Officer, the Chief Financial Officer, the Loan Review Officer (non-voting member) and selected Board members. Loans up to the Bank’s legal lending limit are submitted to the Board for approval. The Bank has established an “in-house” lending limit of 80% of its legal lending limit and, at December 31, 2006, the Bank has no loan relationships in excess of its in-house limit.

Through the Chief Credit Officer and the Credit Committee, the Bank has successfully implemented individual, joint, and committee level approval procedures which have monitored and solidified credit quality as well as provided lenders with a process that is responsive to customer needs.

The Bank manages credit risk in the loan portfolio through adherence to consistent standards, guidelines, and limitations established by the credit policy. The Bank’s credit department, along with the loan officer, analyzes the financial statements of the borrower, collateral values, loan structure, and economic conditions, to then make a recommendation to the appropriate approval authority. Commercial loans generally consist of real estate secured loans, lines of credit, term, and equipment loans. The Bank’s underwriting policies impose strict collateral requirements and normally will require the guaranty of the principals. For requests that qualify, the Bank will use Small Business Administration guarantees to improve the credit quality and support local small business.

The Bank’s loan review officers/department conduct ongoing, independent reviews of all new loan relationships to ensure adherence to established policies and procedures, monitor compliance with applicable laws and regulations, and provide objective measurement statistics. The Bank’s loan review officers/department submit quarterly reports to the Audit Committee and/or the Board on loan concentrations, large loan relationships, collateral and documentation exceptions, and relevant loan ratios pertaining to the Bank’s loan loss reserves, delinquency, and other key asset quality ratios.

Loan Portfolio

The following table sets forth the Company’s loan distribution at the periods presented:

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Commercial, Financial, and Agricultural	$389,455	$322,875	$279,756	$180,378	$179,144
Real Estate Construction	96,163	61,123	30,039	21,498	10,245
Residential Real Estate	272,925	259,434	274,417	144,335	132,714
Consumer	6,240	10,812	12,116	11,285	13,081
Total	$764,783	$654,244	$596,328	$357,496	$335,184

Loan Maturities

The following table shows the maturity of commercial, financial and agricultural loans outstanding at December 31, 2006:

Maturities of Outstanding Loans
	Within	After One	After
	One	But Within	Five
	Year	Five Years	Years	Total
(in thousands)
Commercial, Financial, and Agricultural	$129,016	$76,731	$183,708	$389,455

Securities Portfolio

The following table sets forth the amortized cost of the Company’s investment securities at its last three fiscal year ends:

	As of December 31,
Securities Available For Sale	2006	2005	2004
	(In thousands)
Obligations of U.S. Treasuries	$—	$650	$1,986
Obligations of U.S. Government Agencies and Corporations	9,703	10,176	5,324
State and Municipal Obligations	16,327	19,685	14,237
Mortgage Backed Securities	113,953	126,944	119,541
Other Securities and Equity Securities	28,024	29,840	25,083
Total	$168,007	$187,295	$166,171

	As of December 31,
Securities Held to Maturity	2006	2005	2004
	(In thousands)
Obligations of U.S. Government Agencies and Corporations	$—	$2,008	$2,071
Other Securities and Equity Securities	3,117	4,165	4,332
Total	$3,117	$6,173	$6,403

For purposes of financial reporting, available for sale securities are reflected at estimated fair value.

Securities Portfolio Maturities and Yields

The following table sets forth information about the maturities and weighted average yield on the Company’s securities portfolio. Floating rate securities are included in the “Due in 1 Year or Less” bucket. Yields are not reported on a tax equivalent basis.

	Amortized Cost at December 31, 2006
	Due in	After 1	After 5
	1 Year	Year to	Years to	After
Securities Available For Sale	or Less	5 Years	10 Years	10 Years	Total
	(In thousands except percentage data)
Obligations of U.S. Government Agencies and Corportations	$864	$8,534	$305	$—	$9,703
	4.13%	3.98%	4.06%	—%	4.00%
State and Municipal Obligations	$—	$2,049	$11,697	$2,581	$16,327
	—%	3.86%	4.04%	6.07%	4.34%
Other Securities and Equity Securities	$—	$4,196	$1,000	$22,828	$28,024
	—%	5.29%	5.35%	6.04%	5.90%
Mortgage Backed Securities	$—	$—	$—	$—	$113,953
	—%	—%	—%	—%	4.49%

	Amortized Cost at December 31, 2006
	Due in	After 1	After 5
	1 Year	Year to	Years to	After
Securities Held to Maturity	or Less	5 Years	10 Years	10 Years	Total
	(In thousands except percentage data)
Corporate Debt Securities	$—	$—	$—	$3,117	$3,117
	—%	—%	—%	7.59%	7.59%

Maturity of Certificates of Deposit of $100,000 or More

The following table sets forth the amounts of the Bank’s certificates of deposit of $100,000 or more by maturity date.

December 31, 2006
(in thousands)
Three Months or Less	$26,808
Over Three Through Six Months	17,466
Over Six Through Twelve Months	32,475
Over Twelve Months	20,670
TOTAL	$97,419

Average Deposits and Average Rates by Major Classification

The following table sets forth the average balances of the Bank’s deposits and the average rates paid for the years presented.

	Year Ended December 31,
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non-interest bearing demand	$111,759		$111,525		$79,582
Interest bearing demand	222,385	2.67%	214,936	1.79%	148,849	1.21%
Savings deposits	68,536	2.33%	62,765	1.22%	62,983	1.09%
Time deposits	288,644	4.36%	238,403	3.74%	184,273	3.61%
Total	$691,326		$627,629		$475,687

Other Borrowed Funds

Other borrowings at December 31, 2006 consisted of overnight borrowings from the FHLB under a repurchase agreement, overnight borrowings from other correspondent financial institutions, and repurchase agreements with customers and other financial institutions. The borrowings are collateralized by certain qualifying assets of the Bank.

Federal funds purchased by the Bank were $82.1 million and $66.2 million at December 31, 2006 and 2005, respectively. The federal funds purchased typically mature in one day.

Information concerning the short-term borrowings is summarized as follows:

	As of December 31,
	2006	2005	2004
	(In thousands except percentage data)
Federal funds purchased:
Average balance during the year	$67,192	$59,611	$43,273
Rate	5.15%	3.55%	1.50%
Securities sold under agreements to repurchase:
Average balance during the year	22,014	24,073	18,831
Rate	4.13%	2.51%	1.29%
Maximum month end balance of short-term borrowings during the year	$129,039	$109,624	$53,200

Dividends and Shareholders’ Equity

The Company declared cash dividends in 2006 of $0.73 per share and $0.67 per share in 2005. The cash dividends have been adjusted for the 5% stock dividend in 2006.

	Year Ended December 31,
	2006	2005	2004
Return on average assets	0.92%	0.95%	0.78%
Return on average equity	9.38%	9.36%	8.69%
Dividend payout ratio	42.74%	40.45%	51.24%
Average equity to average assets	9.82%	10.16%	9.03%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The discussion concerning the effects of interest rate changes on the Company’s estimated net interest income for the year ended December 31, 2006 set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity” in Item 7 hereof, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Leesport Financial Corp.
Wyomissing, Pennsylvania

We have audited the accompanying consolidated balance sheets of Leesport Financial Corp., and its subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leesport Financial Corp. and its subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based payments in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Leesport Financial Corp.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ BEARD MILLER COMPANY LLP

Beard Miller Company LLP

Reading, Pennsylvania

March 5, 2007

LEESPORT FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(Dollar amounts in thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Cash and due from banks	$21,084	$29,063
Interest-bearing deposits in banks	751	68
Total cash and cash equivalents	21,835	29,131
Mortgage loans held for sale	5,582	16,556
Securities available for sale	164,180	182,541
Securities held to maturity, fair value 2006 - $3,250; 2005 - $6,299	3,117	6,173
Loans, net of allowance for loan losses 2006 - $7,611; 2005 - $7,619	757,172	646,625
Premises and equipment, net	6,941	7,811
Identifiable intangible assets	4,514	5,150
Goodwill	39,189	38,814
Bank owned life insurance	17,190	11,703
Other assets	21,912	21,248
Total assets	$1,041,632	$965,752
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$108,549	$115,978
Interest bearing	594,290	543,752
Total deposits	702,839	659,730
Securities sold under agreements to repurchase	90,987	69,455
Federal funds purchased	82,105	66,230
Long-term debt	19,500	43,000
Junior subordinated debt	20,150	20,150
Other liabilities	23,921	12,431
Total liabilities	939,502	870,996
Shareholders’ equity
Common stock, $5.00 par value; authorized 20,000,000 shares; issued: 5,454,589 shares at December 31, 2006 and 5,111,178 shares at December 31, 2005	27,273	25,556
Surplus	58,733	52,581
Retained earnings	20,302	20,790
Accumulated other comprehensive loss	(2,526)	(3,143)
Treasury stock; 68,234 shares at December 31, 2006 and 49,691 shares at December 31, 2005, at cost	(1,652)	(1,028)
Total shareholders’ equity	102,130	94,756
Total liabilities and shareholders’ equity	$1,041,632	$965,752

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2006, 2005 and 2004
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Interest and dividend income:
Interest and fees on loans	$52,971	$42,646	$26,181
Interest on securities:
Taxable	7,202	6,697	6,216
Tax-exempt	790	723	782
Dividend income	636	566	420
Interest on federal funds sold	—	—	4
Other interest income	18	21	8
Total interest and dividend income	61,617	50,653	33,611
Interest expense:
Interest on deposits	20,141	13,525	9,141
Interest on short-term borrowings	3,507	2,118	652
Interest on securities sold under agreements to repurchase	2,847	1,487	799
Interest on long-term debt	1,174	1,642	1,333
Interest on junior subordinated debt	1,852	1,547	917
Total interest expense	29,521	20,319	12,842
Net interest income	32,096	30,334	20,769
Provision for loan losses	1,084	1,460	1,320
Net interest income after provision for loan losses	31,012	28,874	19,449
Other income:
Customer service fees	2,689	2,687	1,947
Mortgage banking activities, net	3,574	5,379	2,096
Commissions and fees from insurance sales	11,269	11,634	10,781
Broker and investment advisory commissions and fees	721	998	528
Earnings on investment in life insurance	560	443	625
Gain on sale of loans	102	676	432
Other income	1,788	1,677	915
Net realized gains on sales of securities	515	371	345
Total other income	21,218	23,865	17,669
Other expense:
Salaries and employee benefits	22,142	23,090	17,159
Occupancy expense	4,465	4,466	2,596
Equipment expense	2,641	2,523	1,971
Marketing and advertising expense	1,354	1,577	1,170
Amortization of identifiable intangible assets	636	640	432
Professional services	1,257	1,728	1,146
Outside processing services	2,981	2,741	2,138
Insurance expense	500	630	535
Merger related expense	—	—	899
Other expense	4,262	3,886	2,502
Total other expense	40,238	41,281	30,548
Income before income taxes	11,992	11,458	6,570
Income taxes	2,839	2,727	1,154
Net income	$9,153	$8,731	$5,416
Basic earnings per share	$1.71	$1.65	$1.31
Diluted earnings per share	$1.70	$1.63	$1.29

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004
(Dollar amounts in thousands, except share data)

	Common Stock
	Number of				Accumulated	Other
	Shares			Retained	Comprehensive	Treasury
	Issued	Par Value	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2003	3,439,310	$17,197	$18,426	$18,535	$273	$(1,054)	$53,377
Comprehensive Income:
Net Income	—	—	—	5,416	—	—	5,416
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(392)	—	(392)
Total comprehensive income							5,024
Purchase of treasury stock (6,602 shares)	—	—	—	—	—	(140)	(140)
Additional consideration in connection with acquisitions	20,938	105	458	3	—	299	865
Common stock issued in connection with acquisitions	1,311,010	6,552	27,533	—	—	(7)	34,078
Common stock issued in connection with Directors’ compensation	6,890	34	128	—	—	—	162
Common stock issued in connection with director and employee stock purchase plans	15,999	80	264	—	—	—	344
Common stock dividend declared (5%)	236,874	1,186	4,401	(5,587)	—	—	—
Cash dividends declared ($0.62 per share)	—	—	—	(2,775)	—	—	(2,775)
Balance, December 31, 2004	5,031,021	25,154	51,210	15,592	(119)	(902)	90,935
Comprehensive Income:
Net Income	—	—	—	8,731	—	—	8,731
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(3,024)	—	(3,024)
Total comprehensive income							5,707
Purchase of treasury stock (15,000 shares)	—	—	—	—	—	(348)	(348)
Additional consideration in connection with acquisitions (11,954 shares)	—	—	78	—	—	222	300
Common stock issued in connection with Directors’ compensation	6,391	32	129	—	—	—	161
Common stock issued in connection with director and employee stock purchase plans	73,766	378	1,116	—	—	—	1,494
Tax benefits from employee stock transactions	—	—	50	—	—	—	50
Fractional shares in connection with stock dividend paid	—	(8)	(2)	(1)	—	—	(11)
Cash dividends declared ($0.67 per share)	—	—	—	(3,532)	—	—	(3,532)
Balance, December 31, 2005	5,111,178	25,556	52,581	20,790	(3,143)	(1,028)	94,756
Comprehensive income:
Net income	—	—	—	9,153	—	—	9,153
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	617	—	617
Total comprehensive income							9,770
Purchase of treasury stock (45,000 shares)	—	—	—	—	—	(1,118)	(1,118)
Additional consideration in connection with
acquisitions (11,727 shares)	—	—	58	—	—	223	281
Common stock dividend (5%)	253,241	1,266	4,463	(5,729)	—	—	—
Common stock issued in connection with directors’ compensation (7,124 shares)	—	—	39	—	—	132	171
Common stock issued in connection with director and employee stock purchase plans	90,170	451	1,220	—	—	139	1,810
Tax benefits from employee stock transactions	—	—	127	—	—	—	127
Compensation expense related to stock options	—	—	245	—	—	—	245
Cash dividends declared ($0.73 per share)	—	—	—	(3,912)	—	—	(3,912)
Balance, December 31, 2006	5,454,589	$27,273	$58,733	$20,302	$(2,526)	$(1,652)	$102,130

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004
(Amounts in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities
Net income	$9,153	$8,731	$5,416
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,084	1,460	1,320
Provision for depreciation and amortization of premises and equipment	1,653	1,665	1,392
Amortization of identifiable intangible assets	636	640	432
Deferred income taxes	121	397	(82)
Director stock compensation	171	161	163
Net amortization of securities premiums and discounts	285	461	614
Amortization of mortgage servicing rights	77	29	94
Increase in mortgage servicing rights	(18)	(271)	(134)
Net realized (gains) losses on sales of foreclosed real estate	(13)	51	7
Net realized gains on sales of securities	(515)	(371)	(345)
Proceeds from sales of loans held for sale	187,040	269,011	89,404
Net gains on sale of loans	(3,121)	(5,249)	(2,175)
Loans originated for sale	(172,945)	(270,519)	(82,899)
Realized (gain) loss on sale of premises and equipment	—	(19)	—
Increase in investment in life insurance	(487)	(348)	(567)
Tax benefits from employee stock transactions	—	50	—
Compensation expense related to stock options	245	—	—
(Increase) decrease in accrued interest receivable and other assets	(1,642)	748	2,994
Increase (decrease) in accrued interest payable and other liabilities	12,256	(139)	728
Net Cash Provided by Operating Activities	33,980	6,488	16,362
Cash Flow From Investing Activities
Investment securities:
Purchases - available for sale	(16,732)	(57,889)	(40,341)
Principal repayments, maturities and calls - available for sale	26,729	28,798	27,229
Principal repayments, maturities and calls - held to maturity	3,031	—	—
Proceeds from sales - available for sale	8,006	8,241	45,048
Net decrease in federal funds sold	—	—	1,100
Net increase in loans receivable	(113,339)	(75,962)	(60,522)
Proceeds from sale of loans	1,708	16,957	8,518
Net decrease (increase) in Federal Home Loan Bank Stock	1,546	(281)	(250)
Net (increase) decrease in foreclosed real estate	(758)	(119)	283
Proceeds from the sale of premises and equipment	—	163	7,707
Purchases of premises and equipment	(834)	(1,078)	(2,456)
Disposals of premises and equipment	51	58	—
Purchases of bank owned life insurance	(5,000)	—	—
Net cash received in acquisitions	—	—	9,260
Purchase of limited partnership investment	—	(1,050)	(2,275)
Net Cash Used In Investing Activities	(95,592)	(82,162)	(6,699)

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004
(Amounts in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash Flow From Financing Activities
Net increase in deposits	43,109	47,439	23,560
Net increase (decrease) in federal funds purchased	15,875	30,138	(53,588)
Net increase in securities sold under agreements to repurchase	21,532	16,655	11,212
Proceeds from long-term debt	—	3,000	25,500
Repayments of long-term debt	(23,500)	(14,500)	(5,500)
Purchase of treasury stock	(1,118)	(348)	(140)
Proceeds from the exercise of stock options and stock purchase plans	1,810	1,494	344
Tax benefits from employee stock transactions	127	—	—
Reissuance of treasury stock	281	300	292
Cash dividends paid	(3,800)	(3,428)	(2,526)
Net Cash Provided By (Used In) Financing Activities	54,316	80,750	(846)
(Decrease) Increase in cash and cash equivalents	(7,296)	5,076	8,817
Cash and cash equivalents:
January 1	29,131	24,055	15,238
December 31	$21,835	$29,131	$24,055
Cash payments for:
Interest	$28,862	$19,756	$12,396
Taxes	$2,910	$1,585	$1,363
Supplemental Schedule of Non-cash Investing and Financing Activities
Other real estate acquired in settlement of loans	$771	$68	$112

See Notes to Consolidated Financial Statements.

1.   Significant Accounting Policies

Principles of consolidation:

The consolidated financial statements include the accounts of Leesport Financial Corp. (the “Company”), a bank holding company, which has elected to be treated as a financial holding company, and its wholly-owned subsidiaries, Leesport Bank (the “Bank”), Essick & Barr, LLC (“Essick & Barr”) and Madison Financial Advisors, LLC (“Madison Financial”). As of December 31, 2006, the Bank’s wholly-owned subsidiaries were Leesport Realty Solutions, LLC and Leesport Mortgage Holdings, LLC. All significant intercompany accounts and transactions have been eliminated.

Nature of operations:

The Bank provides full banking services. Essick & Barr provides risk management services, employee benefits insurance and personal and commercial insurance coverage through multiple insurance companies. Madison Financial provides investment advisory and brokerage services. Leesport Realty Solutions, LLC provides title insurance and other real estate related services to the Company’s customers through limited partnership arrangements with unaffiliated third parties involved in the real estate services industry. Leesport Mortgage Holdings, LLC provides mortgage brokerage services through its limited partnership agreements with unaffiliated third parties involved in the real estate services industry. First Leesport Capital Trust I, Leesport Capital Trust II and Madison Statutory Trust I are trusts formed for the purpose of issuing mandatory redeemable debentures on behalf of the Company. These trusts are wholly-owned subsidiaries of the Company, but are not consolidated for financial statement purposes. See “Junior Subordinated Debt” in footnote 10. The Company and the Bank are subject to the regulations of various federal and state agencies and undergo periodic examinations by various regulatory authorities.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the potential impairment of goodwill the valuation of deferred tax assets and the determination of other-than-temporary impairment on securities.

Significant group concentrations of credit risk:

Most of the Company’s banking, insurance and wealth management activities are with customers located within Berks, Schuylkill, Philadelphia, Montgomery and Delaware Counties, as well as, within other southeastern Pennsylvania market areas. Note 4 details the Company’s investment securities portfolio for both available for sale and held to maturity investments. Note 5 discusses the Company’s loan concentrations. Although the Company has a diversified loan portfolio, its debtors’ ability to honor contracts is influenced by the region’s economy.

Reclassifications:

For comparative purposes, prior years’ consolidated financial statements have been reclassified to conform to report classifications of the current year. The reclassifications had no effect on net income.

Presentation of cash flows:

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits in other banks.

Securities:

Debt securities that management has the positive ability and intent to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. Unrealized gains and losses are reported in other comprehensive income or loss, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Purchased premiums and discounts are recognized in interest income using a method which approximates the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Allowance for loan losses:

The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful or substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value for that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential mortgage loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Loans held for sale:

Mortgage loans originated and intended for sale in the secondary market at the time of origination are carried at the lower of cost or estimated fair value on an aggregate basis. The majority of all sales are made with 90 day recourse. At December 31, 2006 and 2005, there were $5.6 million and $16.6 million, respectively, of residential mortgage loans held for sale.

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

Premises and equipment:

Land and land improvements are stated at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is calculated principally on the straight-line method over the respective assets estimated useful lives as follows:.

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

Bank-owned life insurance:

The Bank invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of the policies and, in 2006, the Bank purchased $5 million of additional BOLI. This life insurance investment is carried at the cash surrender value of the underlying policies in the amount of $17.2 million and $11.7 million at December 31, 2006 and 2005, respectively. Income from the increase in cash surrender value of the policies is included in other income on the income statement.

Stock-based compensation:

Prior to January 1, 2006, employee compensation expense under stock option plans was recognized only if options were granted below market price at grant date in accordance with the intrinsic value method of Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because the exercise price of the Company’s employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted. The Company adopted the provisions of SFAS No. 123, “Share-Based Payment (Revised 2004),” on January 1, 2006. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the consolidated statements of income based on their fair values on the measurement date, which, for the Company, is the date of the grant. The Company transitioned to fair-value based accounting for stock-based compensation using the modified-prospective transition method. Under the modified prospective method, the Company is required to record compensation cost for new awards and to awards modified or cancelled after January 1, 2006. Additionally, compensation cost for the portion of non-vested awards (awards for which the requisite service has not been rendered) that were outstanding as of January 1, 2006 will be recognized prospectively over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method.

SFAS No. 123R, requires pro forma disclosures of net income and earnings per share for all periods prior to the adoption of the fair value accounting method for stock-based employee compensation. The pro forma disclosures presented in Note 12 “Stock Option Plans and Shareholders’ Equity” use the fair value method of SFAS No. 123R to measure compensation expense for stock-based compensation plans for years prior to 2006.

Loan servicing:

Capitalized servicing rights, established upon the sale of loans with servicing retained, are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount.

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

Goodwill and other intangible assets:

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 revised the accounting for purchased intangible assets and, in general, requires that goodwill no longer be amortized, but rather that it be tested for impairment on an annual basis at the reporting unit level, which is either at the same level or one level below an operating segment. Other acquired intangible assets with finite lives, such as purchased customer accounts, are required to be amortized over their estimated lives. Other intangible assets are amortized using the straight line method over estimated useful lives of four to twenty years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired.

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

Derivative financial instruments:

The Company maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Company’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. The Company views this strategy as a prudent management of interest rate sensitivity, such that earnings are not exposed to undue risk presented by changes in interest rates.

By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company, and, therefore, creates a repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owns the counterparty and, therefore, it has no repayment risk. The Company minimizes the credit (or repayment) risk in the derivative instruments by entering into transactions with high quality counterparties.

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

During 2002, the Company entered into an interest rate swap to convert its fixed rate trust preferred securities to floating rate debt. Both the interest rate swap and the related debt are recorded on the balance sheet at fair value through adjustments to interest expense. The Company has designated its interest rate swap as a fair value hedge as defined in SFAS No. 133. Because the critical term of the interest rate swap matches the terms of the trust preferred securities, the swap qualifies for “short-cut method” accounting treatment under SFAS No. 133.

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

The number of common shares outstanding as of December 31, 2006 and all references to the weighted-average number of common shares outstanding and per share amounts reflect the 5% stock dividend declared by the Board of Directors on May 16, 2006 with a record date of June 1, 2006 and distributed to shareholders on June 15, 2006. The 5% stock dividend resulted in 253,241 shares and cash paid of $9,452 on 398 fractional shares.

The Company’s calculation of earnings per share for the years ended December 31, 2006, 2005, and 2004 is as follows:

	Net	Weighted
	Income	Average shares	Per share
	(numerator)	(denominator)	amount
	(In thousands except per share data)
2006
Basic earnings per share:
Net income available to common shareholders	$9,153	5,342	$1.71
Effect of dilutive stock options	—	45	(0.01)
Diluted earnings per share:
Net income available to common shareholders plus assumed conversion	$9,153	5,387	$1.70
2005
Basic earnings per share:
Net income available to common shareholders	$8,731	5,292	$1.65
Effect of dilutive stock options	—	62	(0.02)
Diluted earnings per share:
Net income available to common shareholders plus assumed conversion	$8,731	5,354	$1.63
2004
Basic earnings per share:
Net income available to common shareholders	$5,416	4,126	$1.31
Effect of dilutive stock options	—	63	(0.02)
Diluted earnings per share:
Net income available to common shareholders plus assumed conversion	$5,416	4,189	$1.29

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

The components of other comprehensive income (loss) and related tax effects were as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Unrealized holding gains (losses) on available for sale securities	$1,447	$(3,996)	$(461)
Reclassification adjustment for unrealized gains amortized from transfer of available for sale securities to held to maturity	—	(140)	140
Reclassification adjustment for (gains) realized in income	(515)	(371)	(345)
Net unrealized gains (losses)	932	(4,507)	(666)
Income tax effect	(315)	1,483	274
Other comprehensive income (loss)	$617	$(3,024)	$(392)

Equity method investment:

On December 29, 2003, the Bank entered into a limited partner subscription agreement with Midland Corporate Tax Credit XVI Limited Partnership, where the Bank will receive special tax credits and other tax benefits. The Bank subscribed to a 6.2% interest in the partnership, which is subject to an adjustment depending on the final size of the partnership at a purchase price of $5 million. This investment is included and recorded in other assets as of December 31, 2006 and 2005 and is not guaranteed; therefore, it will be accounted for in accordance with Statement of Position (SOP) 78-9, “Accounting for Investments in Real Estate Ventures” using the equity method.

Segment reporting:

The Bank acts as an independent community financial services provider which offers traditional banking and related financial services to individual, business and government customers. Through its branch and automated teller machine networks, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services. Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial and retail operations of the Bank. As such, discrete financial information is not available and segment reporting for the Bank would not be meaningful. See Note 18 for a discussion of insurance operations, investment advisory and brokerage operations and mortgage banking operations.

Recently issued accounting standards:

In February 2006, Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company’s financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS 156 will have a significant effect on its financial statements.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

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

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date—the date at which the benefit obligation and plan assets are measured—is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the its financial conditions or results of operations.

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

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of the insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company does not believe that the implementation of this guidance will have a material impact on the Company’s consolidated financial statements.

In October 2006, the FASB issued FASB Staff Position No. 123R-5, “Amendment of FASB Staff Position FAS 123(R)-1” (“FSP 123(R)-5”). FSP 123(R)-5 amends FSP 123(R)-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made solely to reflect an equity restructuring that occurs when the holders are no longer employees. The Company does not expect the adoption of FSP 123(R)-5 to have a material impact on its financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company January 1, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 159 on its consolidated financial position, results of operations and cash flows.

2.                 Acquisitions and Divesture

On October 1, 2004, the Company acquired 100% of the outstanding voting shares of Madison Bancshares Group, Ltd., (“Madison”), the holding company for Madison Bank, a Pennsylvania state-chartered commercial bank. Madison has become a division of Leesport Bank. The transaction enhances the Company’s strong presence in Pennsylvania, particularly in the high growth counties of Berks, Philadelphia, Montgomery and Delaware. The results of Madison’s operations have been included in the consolidated financial statements since the date of acquisition.

Under the terms of the merger, each share of Madison common stock was exchanged for 0.6028 shares of Leesport common stock resulting in the issuance of 1,311,010 shares of Leesport common stock and a cash payment of $11,790. The total purchase price was $34.6 million. The value of the common shares issued was determined based on the average market price of Leesport common shares five days before and five days after the date of the announcement. In connection with the transaction, Madison paid cash of $7.1 million and recognized the expense for 699,122 Madison options and warrants outstanding at September 30, 2004. In addition, Madison paid cash of $2.3 million and recognized the expense for the termination of existing contractual arrangements.

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

Pro Forma
Year Ended
December 31,
2004
(In thousands except
per share data)
Net interest income after provision for loan losses	$24,883
Other income	22,115
Other expenses	41,645
Merger related expenses	10,254
Net (loss) income	(5,040)
Earnings per share (basic)	(1.22)
Earnings per share (diluted)	(1.20)

In accordance with the provisions of SFAS No. 142, the Company continues to amortize other intangible assets over the estimated remaining life of each respective asset. Amortizable intangible assets were composed of the following:

	December 31, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortizable intangible assets:
Purchase of client accounts (20 year weighted average useful life)	$3,295	$637	$3,295	$472
Employment contracts (7 year weighted average useful life)	1,075	659	1,075	500
Assets under management (20 year weighted average useful life)	184	40	184	31
Trade name (20 year weighted average useful life)	196	157	196	118
Core deposit intangible (7 year weighted average useful life)	1,852	595	1,852	331
Total	$6,602	$2,088	$6,602	$1,452
Aggregate Amortization Expense:
For the year ended December 31, 2006	636
For the year ended December 31, 2005	640
For the year ended December 31, 2004	431
Estimated Amortization Expense:
For the year ending December 31, 2007	622
For the year ending December 31, 2008	597
For the year ending December 31, 2009	552
For the year ending December 31, 2010	439
For the year ending December 31, 2011	372

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

	Banking and		Brokerage and
	Financial		Investment
	Services	Insurance	Services	Total
	(In thousands)
Balance as of January 1, 2005	$28,235	$9,121	$871	$38,227
Goodwill adjusted for deferred tax asset recognized during the year 2005	(467)	—	—	(467)
Contingent payments during the year 2005	—	904	150	1,054
Balance as of December 31, 2005	27,768	10,025	1,021	38,814
Contingent payments during the year 2006	—	375	—	375
Balance as of December 31, 2006	$27,768	$10,400	$1,021	$39,189

In 2005, the Company recognized an additional net operating loss carry-forward of approximately $467,000 related to the Madison acquisition. This transaction resulted in an increase in deferred taxes and a decrease in goodwill.

3.                 Restrictions on Cash and Due from Banks

The Federal Reserve Bank requires the Bank to maintain average reserve balances. For the years 2006 and 2005, the average of these daily reserve balances approximated $1.2 million and $3.8 million, respectively.

4.                 Securities Available For Sale and Securities Held to Maturity

The amortized cost and estimated fair values of securities held to maturity and securities available for sale were as follows at December 31, 2006 and 2005:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available For Sale	Cost	Gains	Losses	Value
December 31, 2006:
Obligations of U.S. Government agencies and corporations	$9,703	$—	$(175)	$9,528
Mortgage-backed debt securities	113,953	57	(3,240)	110,770
State and municipal obligations	16,327	150	(47)	16,430
Other securities	15,361	21	(245)	15,137
Equity securities	12,663	104	(452)	12,315
	$168,007	$332	$(4,159)	$164,180
December 31, 2005:
U.S. Treasury	$650	$—	$—	$650
Obligations of U.S. Government agencies and corporations	10,176	—	(213)	9,963
Mortgage-backed debt securities	126,944	3	(3,762)	123,185
State and municipal obligations	19,685	380	(137)	19,928
Other securities	15,135	51	(820)	14,366
Equity securities	14,705	181	(437)	14,449
	$187,295	$615	$(5,369)	$182,541

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Held To Maturity	Cost	Gains	Losses	Value
December 31, 2006:
Corporate debt securities	$3,117	$171	$(38)	$3,250
	$3,117	$171	$(38)	$3,250
December 31, 2005:
Obligations of U.S. Government agencies and corporations	$2,008	$—	$(5)	$2,003
Corporate debt securities	4,165	142	(11)	4,296
	$6,173	$142	$(16)	$6,299

Equity securities include restricted stock in the FHLB of $4.5 million and $6.1 million at December 31, 2006 and 2005, respectively. The FHLB requires the Company to maintain a certain amount of FHLB stock according to a predetermined formula. The stock is carried at cost.

The following table shows the gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities Available for Sale	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
December 31, 2006:
Obligations of U.S. Government agencies and corporations	$—	$—	$9,528	$(175)	9,528	(175)
Mortgage-backed debt securities	6,157	(21)	95,067	(3,219)	101,224	(3,240)
State and municipal obligations	327	(2)	4,790	(45)	5,117	(47)
Other securities	2,968	(43)	8,787	(202)	11,755	(245)
Equity securities	347	(9)	5,923	(443)	6,270	(452)
Total	$9,799	$(75)	$124,095	$(4,084)	$133,894	$(4,159)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities Held to Maturity	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate debt securities	$1,042	$(38)	$—	$—	$1,042	$(38)
Total	$1,042	$(38)	$—	$—	$1,042	$(38)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2006, there were 14 securities with unrealized losses in the less than twelve month category and 101 securities with unrealized losses in the twelve month or more category. As management has the ability to hold these securities until maturity or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

A.    U. S. Government agencies and corporations. The unrealized losses on the Company’s investments in obligations of U S Government agencies were caused by interest rate increases. The Company purchased those investments at par or at a discount relative to their face amount and the contractual cash flows are guaranteed by an agency of the U S Government. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

B.     Federal Agency and Corporate Mortgage-Backed Securities. The unrealized losses on the Company’s investments in federal agency and corporate mortgage-backed securities were caused by interest rate increases. The Company purchased those securities at a price relative to the market at the time of the purchase, and the contractual cash flows of those investments are guaranteed either by an agency of the U S Government or the corporate entity. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

C.     Other Securities. The Company’s unrealized loss on investments in other securities relates to $3.0 million investment in financial services industry company notes. The unrealized losses are caused by (a) decreases in profitability and near-term profit forecasts by industry analysts resulting from competitive pricing pressure in the auto manufacturing industry and (b) interest rate increases. The contractual terms of those investments do not permit the companies to settle the securities at a price less than the amortized cost of the investment. While the credit rating for certain issues have stabilized during the period, the Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

D.    Equity Securities. The Company’s investments in marketable equity securities primarily consist of investments in preferred stock in a U S government sponsored enterprise ($4.5 million of the fair value and $374,000 of the total unrealized losses in equity security investments) and the common stock of companies in the financial services industry ($2.3 million of the total fair value and where there is a $53,000 net gain). Within the Company’s equity securities portfolio is (1) a $4.85 million investment in FHLMC 5.1% Series perpetual preferred stock. The unrealized losses are caused by (a) questions concerning the operating structure of the company, especially in the areas of financial reporting and management control and (b) interest rate increases. Perpetual preferred stock is an equity security that is junior to the entity’s debt obligations but senior to common stock. The preferred stock pays quarterly dividends at the above stated fixed rate, and while it does not have a stated maturity date the issuer has the right to retire securities through redemption provisions. FHLMC is a U S government-sponsored enterprise and the Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investment.  Because the market value is attributable to operational scrutiny and changes in interest rates and not credit quality, and the Company has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006. (2) A $141,000 investment in FNMA common stock (5.2% of the fair value and 42.7% of the total unrealized losses in the equity security investments). The government sponsored enterprise has experienced recent growth and is working through its accounting issues and feels optimistic about the near-term prospects. Based on that information and the Company’s ability and intent to hold those investments for a reasonable time period sufficient for a recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities Available for Sale	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
December 31, 2005:
U.S. Treasury	$650	$—	$—	$—	650	—
Obligations of U.S. Government agencies and corporations	5,090	(79)	4,400	(134)	9,490	(213)
Mortgage-backed debt securities	39,397	(872)	78,853	(2,890)	118,250	(3,762)
State and municipal obligations	9,299	(137)	—	—	9,299	(137)
Other securities	7,014	(318)	4,206	(502)	11,220	(820)
Equity securities	1,801	(102)	4,675	(335)	6,476	(437)
Total	$63,251	$(1,508)	$92,134	$(3,861)	$155,385	$(5,369)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities Held to Maturity	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Obligations of U.S. Government agencies and corporations	$—	$—	$2,003	$(5)	$2,003	$(5)
Other securities	2,163	(11)	—	—	2,163	(11)
Total	$2,163	$(11)	$2,003	$(5)	$4,166	$(16)

The amortized cost and fair value of securities as of December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain securities may be called or prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)		(In thousands)
Due in one year or less	$911	$902	$—	$—
Due after one year through five years	14,732	14,413	—	—
Due after five years through ten years	13,002	13,048	—	—
Due after ten years	12,746	12,732	3,117	3,250
Mortgage-backed securities	113,953	110,770	—	—
Equity securities	12,663	12,315	—	—
	$168,007	$164,180	$3,117	$3,250

Securities with a market value of $150.5 million and $153.0 million at December 31, 2006 and 2005, respectively, were pledged to secure securities sold under agreements to repurchase, public deposits and for other purposes as required or permitted by law.

The following gross gains and losses were realized on sales of securities available for sale in 2006, 2005 and 2004:

Year	Gains	Losses	Net
2006	$519	$(4)	$515
2005	$433	$(62)	$371
2004	$973	$(628)	$345

The federal income tax provision includes $175,000, $126,000 and $117,000 in 2006, 2005 and 2004, respectively, of federal income taxes related to gains on the sale of securities.

5.                 Loans

The components of loans were as follows:

	December 31,
	2006	2005
	(In thousands)
Residential real estate—1 to 4 family	$187,755	$172,801
Residential real estate—multi family	22,420	14,398
Commercial	136,666	141,475
Commercial, secured by real estate	350,149	243,350
Consumer	6,034	10,812
Home equity lines of credit	62,847	72,216
	765,871	655,052
Net deferred loan fees	(1,088)	(808)
Allowance for loan losses	(7,611)	(7,619)
Loans, net of allowance for loan losses	$757,172	$646,625

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Balance, beginning	$7,619	$7,248	$4,356
Provision for loan losses	1,084	1,460	1,320
Balance acquired in merger	—	—	2,079
Loans charged off	(1,305)	(1,278)	(628)
Recoveries	213	189	121
Balance, ending	$7,611	$7,619	$7,248

The recorded investment in impaired loans not requiring an allowance for loan losses was $8.4 million at December 31, 2006 and $6.2 million at December 31, 2005. The recorded investment in impaired loans requiring an allowance for loan losses was $2.9 million and $2.2 million at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, the related allowance for loan losses associated with those loans was $1.1 million and $1.4 million, respectively. For the years ended December 31, 2006, 2005 and 2004, the average recorded investment in these impaired loans was $9.9 million, $8.1 million and $5.6 million, respectively; and the interest income recognized on impaired loans was $702,000 for 2006, $356,000 for 2005 and $236,000 for 2004.

Loans on which the accrual of interest has been discontinued amounted to $3,989,000 and $5,567,000 at December 31, 2006 and 2005 respectively. Loan balances past due 90 days or more and still accruing interest but which management expects will eventually be paid in full, amounted to $93,000 and $606,000 at December 31, 2006 and 2005.

6.                 Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of these loans as of December 31, 2006 and 2005 was $25.4 million and $29.1 million, respectively.

The balance of capitalized servicing rights included in other assets at December 31, 2006 and 2005, was $626,000 and $685,000, respectively. The fair value of these rights was $626,000 and $685,000, respectively. The fair value of servicing rights was determined using a 9.5 percent discount rate and a 9.0 percent discount rate for 2006 and 2005, respectively.

The following summarizes mortgage servicing rights capitalized and amortized:

	Years Ended
	December 31,
	2006	2005	2004
	(In thousands)
Mortgage servicing rights capitalized	$18	$271	$134
Mortgage servicing rights amortized	$77	$29	$94

7.                 Premises and Equipment

Components of premises and equipment were as follows:

	December 31,
	2006	2005
	(In thousands)
Land and land improvements	$263	$263
Buildings	858	816
Leasehold improvements	3,398	3,365
Furniture and equipment	9,463	8,802
	13,982	13,246
Less accumulated depreciation	7,041	5,435
Premises and equipment, net	$6,941	$7,811

In the fourth quarter of 2004, the Company sold six branch locations and leased them back from the purchaser with a lease term of 20 years. The proceeds of the sale were $7.7 million. The gain on the transaction was $712,000 and will be amortized over the 20 year lease term.

Certain facilities and equipment are leased under various operating leases. Rental expense for these leases was $3,088,000, $3,215,000 and $1,633,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum rental commitments under non-cancelable leases as of December 31, 2006 were as follows:

2007	$2,750,000
2008	2,589,000
2009	2,481,000
2010	2,258,000
2011	1,832,000
Subsequent to 2011	16,404,000
Total minimum payments	$28,314,000

8.                 Deposits

The components of deposits were as follows:

	December 31,
	2006	2005
	(In thousands)
Demand, non-interest bearing	$108,549	$115,978
Demand, interest bearing	209,875	212,035
Savings	80,982	72,367
Time, $100,000 and over	97,419	89,316
Time, other	206,014	170,034
Total deposits	$702,839	$659,730

At December 31, 2006, the scheduled maturities of time deposits were as follows (in thousands):

2007	$225,327
2008	62,458
2009	9,663
2010	4,312
2011	1,371
Thereafter	302
$303,433

9.                 Borrowings and Other Obligations

At December 31, 2006 and 2005, the Bank had purchased federal funds from the Federal Home Loan Bank and correspondent banks totaling $82.1 million and $66.2 million, respectively.

During 2005, the Bank entered into securities sold under agreements to repurchase totaling $30 million. These securities sold under agreements to repurchase have a 5 year term, carry a variable interest rate tied to the three month LIBOR rate minus 75 basis points ranging from 3.62% to 3.78%, and, in 2006, may either convert to a fixed rate loan or may be called. During 2006, the Bank entered into securities sold under agreements to repurchase totaling $65 million. These securities sold under agreements to repurchase have 7 to 10 year terms, carry a variable interest rates spread to the three month LIBOR rate ranging from 3.90% to 4.25%, and, in 2007, may either convert to a fixed rate loan or may be called. Total borrowings under these repurchase agreements were $65.0 million and $45.0 million at December 31, 2006 and 2005, respectively.

These repurchase agreements are treated as financings with the obligations to repurchase securities sold reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains recorded as an asset, although the securities underlying the agreements are delivered to the broker who arranged the transactions. In certain instances, the brokers may have sold, loaned, or disposed of the securities to other parties in the normal course of their operations, and have agreed to deliver to the Company substantially similar securities at the maturity of the agreement. The broker/dealers who participated with the Company in these agreements are primarily broker/dealers reporting to the Federal Reserve Bank of New York. Securities underlying sales of securities under repurchase agreements consisted of investment securities that had an amortized cost of $76.4 million and a market value of $74.4 million at December 31, 2006.

Securities sold under agreements to repurchase at December 31, 2006 and 2005 consisted of the following:

					Weighted
	Amount				Average Rate
	2006		2005		2006	2005
	(In thousands)
Fixed rate securities sold under agreements to repurchase maturing:
2006	$—		$15,000	(3)	—%	2.67%
2010	—		30,000	(3)	—	3.67
2013	45,000	(1)	—		4.06	—
2016	20,000	(2)	—		4.25	—
Total securities sold under agreements to repurchase	$65,000		$45,000		4.12	3.34

(1)          $20 million callable 02/22/2007 and $25 million callable 06/22/07

(2)          $20 million callable 01/12/2007

(3)          Agreements to repurchase were called in 2006

In addition, the Bank enters into agreements with bank customers as part of cash management services where the Bank sells securities to the customer overnight with the agreement to repurchase them at par. Securities sold under agreements to repurchase generally mature one day from the transaction date.

The securities underlying the agreements are under the Bank’s control. The outstanding customer balances and related information of securities sold under agreements to repurchase are summarized as follows:

	Years Ended
	December 31,
	2006	2005	2004
	(Dollars in thousands)
Average balance during the year	$22,014	$24,073	$18,831
Average interest rate during the year	4.13%	2.51%	1.31%
Weighted average interest rate at year-end	4.53%	3.73%	2.00%
Maximum month-end balance during the year	31,547	33,257	30,494
Balance as of year-end	$25,987	$24,455	$27,800

Long-term debt at December 31, 2006 and 2005 consisted of the following:

				Weighted
	Amount			Average Rate
	2006	2005		2006	2005
	(In thousands)
Fixed rate FHLB advances maturing:
2006	$—	$18,500		—%	2.91%
2007	14,500	14,500		3.28	3.28
2008	5,000	5,000		3.73	3.73
2009	—	5,000	(1)	—	4.97
Total long term debt	$19,500	$43,000		3.40	3.37

(1)          These notes contain a convertible option that allows the FHLB, at quarterly intervals, to change the note to an adjustable-rate advance at three-month LIBOR (5.36% at December 31, 2006) plus 14 to 16 basis points. If the note is converted, the option allows the Bank to put the funds back to the FHLB at par. At the first conversion date in August 2006, the Bank put these funds back to the FHLB at par.

The Bank has a maximum borrowing capacity with the Federal Home Loan Bank of approximately $222.6 million, of which advances of $81.6 million and letters of credit of $37.5 million were outstanding at December 31, 2006. The letters of credit are used to collateralize public deposits. Advances and letters of credit from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

The Company has entered into a contract with a provider of information systems services for the supply of such services through April 2011. The Company is required to make minimum annual payments as follows, whether or not it uses the services:

Year Ended	Amount
2007	429,000
2008	454,000
2009	477,000
2010	501,000
2011	167,000
Total minimum payments	$2,028,000

Total expenditures during 2006 and 2005 in connection with the contract were $1,731,000 and $1,485,000, respectively.

10.          Junior Subordinated Debt

First Leesport Capital Trust I, a Delaware statutory business trust, was formed on March 9, 2000 and is a wholly-owned subsidiary of the Company. The Trust issued $5 million of 10 7/8% fixed rate capital trust pass-through securities to investors. First Leesport Capital Trust I purchased $5 million of fixed rate junior subordinated deferrable interest debentures from Leesport Financial Corp. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by Leesport Financial Corp. of the obligations of the Trust under the capital securities. The capital securities are redeemable by Leesport Financial Corp. on or after March 9, 2010, at stated premiums, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on March 9, 2030. In October 2002, the Company entered into an interest rate swap agreement with a notional amount of $5 million that effectively converts the securities to a floating interest rate of six month LIBOR plus 5.25% (10.62% at December 31, 2006). In June, 2003, the Company purchased a six month LIBOR cap with a rate of 5.75% to create protection against rising interest rates for the above mentioned $5 million interest rate swap. Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by other interest rate swaps.

On September 26, 2002, the Company established Leesport Capital Trust II, a Delaware statutory business trust, in which the Company owns all of the common equity. Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45% (8.81% at December 31, 2006). These debentures are the sole assets of the Trusts. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by Leesport Financial Corp. of the obligations of the Trust under the capital securities. These securities must be redeemed in September 2032, but may be redeemed on or after November 7, 2007 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company.

On June 26, 2003, Madison established Madison Statutory Trust I, a Connecticut statutory business trust. Pursuant to the purchase of Madison on October 1, 2004, the Company assumed Madison Statutory Trust I in which the Company owns all of the common equity. Madison Statutory Trust I issued $5 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10% (8.46% at December 31, 2006). These debentures are the sole assets of the Trusts. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by Leesport Financial Corp. of the obligations of the Trust under the capital securities. These securities must be redeemed in June 2033, but may be redeemed on or after September 26, 2008 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” which was revised in December 2003. This Interpretation provides guidance for the consolidation of variable interest entities (VIEs). First Leesport Capital Trust I, Leesport Capital Trust II and Madison Statutory Trust I (the “Trusts”) each qualify as a variable interest entity under FIN 46. The Trusts issued mandatory redeemable preferred securities (Trust Preferred Securities) to third-party investors and loaned the proceeds to the Company. The Trusts hold, as their sole assets, subordinated debentures issued by the Company.

FIN 46 required the Company to deconsolidate First Leesport Capital Trust I and Leesport Capital Trust II from the consolidated financial statements as of March 31, 2004 and to deconsolidate Madison Statutory Trust I as of December 31, 2004. There has been no restatement of prior periods. The impact of this deconsolidation was to increase junior subordinated debentures by $20,150,000 and reduce the mandatory redeemable capital debentures line item by $20,150,000 which had represented the trust preferred securities of the trust. The Company’s equity interest in the trust subsidiaries of $538,000, which had previously been eliminated in consolidation, is now reported in “Other assets” as of December 31, 2006. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them. The adoption of FIN 46 did not have an impact on the Company’s results of operations or liquidity.

11.          Employee Benefits

The Company has an Employee Stock Ownership Plan (ESOP) to provide its employees with future retirement plan assistance. The ESOP invests primarily in the Company’s common stock. Contributions to the Plan are at the discretion of the Board of Directors. For the years ended December 31, 2006, 2005 and 2004, $0, $233,000 and $285,000, respectively, was accrued to provide for contribution of shares to the Plan. During 2006, 2005 and 2004 respectively, 11,873 shares, 11,937 shares and 10,519 shares were purchased on behalf of the ESOP. The ESOP plan was terminated as of June 30, 2006.

The Company has a 401(k) Salary Deferral Plan. This plan covers all eligible employees who elect to contribute to the Plan. An employee who has attained 18 years of age and has been employed for at least 30 calendar days is eligible to participate in the Plan effective with the next quarterly enrollment period. Employees become eligible for the Company contribution to the Salary Deferral Plan at each future enrollment period upon completion of one year of service. The Company contributes 150% match of the first 2% of a participants pay deferred into the Plan plus 100% of next 1%, 50% of next 4% for a total available match of 6%. Contributions from the Company vest to the employee over a five year schedule. The annual expense included in salaries and employee benefits representing the expense of the Company’s contribution was $708,000, $661,000, and $462,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

The Company has entered into deferred compensation agreements with certain directors and a salary continuation plan for certain key employees. At December 31, 2006 and 2005, the present value of the future liability for these agreements was $1,483,000 and $1,388,000, respectively. For the years ended December 31, 2006, 2005 and 2004, $214,000, ($22,000) and $360,000, respectively, was charged to expense in connection with these agreements. To fund the benefits under these agreements, the Company is the owner and beneficiary of life insurance policies on the lives of certain directors and employees. These bank-owned life insurance policies had an aggregate cash surrender value of $17.2 million and $11.7 million at December 31, 2006 and 2005, respectively. In 2006, the Bank purchased an additional $5 million in bank owned life insurance.

Leesport Financial Corp. has a non-compensatory Employee Stock Purchase Plan (ESPP). Under the ESPP, employees of the Company who elect to participate are eligible to purchase common stock at prices up to a 5 percent discount from the market value of the stock. The ESPP does not allow the discount in the event that the purchase price would fall below the Company’s most recently reported book value per share. The ESPP allows an employee to make contributions through payroll deductions to purchase common shares up to 15 percent of annual compensation. The total number of shares of common stock that may be issued pursuant to the ESPP is 256,452. As of December 31, 2006, a total of 32,954 shares have been issued under the ESPP.

12.          Stock Option Plans and Shareholders’ Equity

The Company has an Employee Stock Incentive Plan (ESIP) that covers all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors. The total number of shares of common stock that may be issued pursuant to the ESIP is 463,601. The option price for options issued under the Plan must be at least equal to 100% of the fair market value of the common stock on the date of grant and shall not be less than the stock’s par value. Options granted under the Plan have various vesting periods ranging from immediate up to 5 years, 20% exercisable not less than one year after the date of grant, but no later than ten years after the date of grant in accordance with the vesting. Vested options expire on the earlier of ten years after the date of grant, three months from the participant’s termination of employment or one year from the date of the participant’s death or disability. As of December 31, 2006, a total of 136,019 shares have been issued under the ESIP.

The Company has an Independent Directors Stock Option Plan (IDSOP). The total number of shares of common stock that may be issued pursuant to the IDSOP is 115,900. The Plan covers all directors of the Company who are not employees and former directors who continue to be employed by the Company. The option price for options issued under the Plan will be equal to the fair market value of the Company’s common stock on the date of grant. Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Company or the cessation of the participant’s employment, or twelve months from the date of the participant’s death or disability. As of December 31, 2006, a total of 20,156 shares have been issued under the IDSOP.

A combined summary of stock option transactions under the Plans, as adjusted for the 5% stock dividend in 2006, is presented in the following table:

	Years Ended December 31,
	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at the beginning of the year	362,578	$19.21	294,900	$17.18	239,740	$15.83
Granted	154,620	24.02	155,925	22.41	66,384	21.75
Exercised	(79,511)	17.78	(57,080)	17.68	(2,288)	13.60
Forfeited	(16,571)	20.24	(25,252)	19.48	(5,555)	16.94
Expired	(3,510)	20.88	(5,915)	16.15	(3,381)	14.12
Outstanding at the end of the year	417,606	$21.21	362,578	$19.21	294,900	$17.18
Exercisable at December 31	225,381	$19.29	277,024	$18.80	195,574	$16.54

Options available for grant at December 31, 2006 were 5,720.

Other information regarding options outstanding and exercisable as of December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Options	Term	Exercise	Options	Exercise
Range of Exercise Price	Outstanding	in Years	Price	Outstanding	Price
$10.00 to $11.99	7,937	3.9	$11.88	7,937	$11.88
12.00 to 13.99	28,079	4.8	13.04	28,079	13.04
14.00 to 15.49	24,887	4.0	14.67	22,800	14.61
15.50 to 16.99	32,924	5.2	16.67	28,350	16.68
17.00 to 18.49	827	6.8	18.35	496	18.34
18.50 to 21.49	24,729	7.4	21.22	22,560	21.26
21.50 to 22.99	138,873	8.9	22.40	103,079	22.35
23.00 to 24.49	159,350	9.7	24.04	12,080	23.84
	417,606	8.2	$21.21	225,381	$19.29

Proceeds from director and employee stock purchase plans totaled $1.8 million in 2006, $1.5 million in 2005 and $344,000 in 2004.

For the years ended December 31, 2006, 2005 and 2004, the aggregate intrinsic value of options outstanding was $1,111,408, $1,226,055 and $1,990,964, respectively. For the years ended December 31, 2006, 2005 and 2004, the weighted average remaining term of options outstanding was 8.2 years, 7.7 years and 6.8 years, respectively. For the years ended December 31, 2006, 2005 and 2004, the aggregate intrinsic value of options exercisable was $1,006,731, $1,006,538 and $1,502,713, respectively. For the years ended December 31, 2006, 2005 and 2004, the weighted average remaining term of options exercisable was 7.0 years, 7.3 years and 6.5 years, respectively.

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holder had all option holders exercised their options on December 31, 2006. This amount changes based on changes in the market value of the Company’s stock.

Stock-Based Compensation Expense.   As stated in Note 1—Significant Accounting Policies, the Company adopted the provisions of SFAS 123R on January 1, 2006. SFAS 123R requires that stock-based compensation to employees be recognized as compensation cost in the consolidated statements of income based on their fair values on the measurement date, which, for the Company, is the date of grant. Included in the results for the year ended December 31, 2006 were compensation costs relating to the adoption of Statement No. 123R of approximately $245,000, or $162,000 net of tax. Cash flows from financing activities for 2006 included $127,000 in cash inflows from excess tax benefits related to stock compensation. As of December 31, 2006, there was approximately $663,000 of total unrecognized compensation cost related to non-vested stock options under the plans.

Valuation of Stock-Based Compensation.   The fair value of options granted during 2006, 2005 and 2004 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2006	2005	2004
Dividend yield	3.06%	2.95%	2.85%
Expected life	7 years	7 years	7 years
Expected volatility	17.43%	17.83%	19.00%
Risk-free interest rate	4.61%	4.29%	3.85%
Weighted average fair value of options granted	$4.47	$4.32	$4.34

The expected volatility is based on historic volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

For years ended December 31, 2005 and 2004, the Company accounted for the above stock option plans under the recognition and measurement principles of APB opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all existing options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Pro Forma Net Income and Earnings Per Common Share.   The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” to stock-based compensation.

	Years ended December 31,
	2005	2004
	(In thousands)
Net income, as reported	$8,731	$5,416
Deduct total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(580)	(143)
Pro forma net income	$8,151	$5,273

Basic earnings per share:
As reported	$1.65	$1.31
Pro forma	$1.54	$1.28
Diluted earnings per share:
As reported	$1.63	$1.29
Pro forma	$1.52	$1.26

Stock Repurchase Plan.   On May 20, 2004, the Company announced the extension of its stock repurchase plan, originally effective January 1, 2003, for the repurchase of up to 162,000 shares of the Company’s common stock. During 2006, the Company repurchased 45,000 shares of common stock. At December 31, 2006, the maximum number of shares that may yet be purchased under the plan is 50,513.

13.          Income Taxes

The components of income tax expense were as follows:

	Years ended December 31,
	2006	2005	2004
	(In thousands)
Current	$2,718	$2,330	$1,236
Deferred	121	397	(82)
	$2,839	$2,727	$1,154

Reconciliation of the statutory federal income tax expense computed at 34% to the income tax expense included in the consolidated statements of income is as follows:

	Years ended December 31,
	2006	2005	2004
	(In thousands)
Federal income tax at statutory rate	$4,077	$3,896	$2,229
Tax exempt interest	(584)	(442)	(366)
Interest disallowance	78	43	26
Bank owned life insurance	(165)	(130)	(193)
Tax credits	(600)	(600)	(451)
Incentive stock option expense	54	—	—
Other	(21)	(40)	(91)
	$2,839	$2,727	$1,154

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items, such as, the allowance for loan losses and loan fees are recognized in different periods for financial reporting and tax return purposes. A valuation allowance has not been established for deferred tax assets. Realization of the deferred tax assets is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. Deferred tax assets are recorded in other assets.

Net deferred tax assets consisted of the following components:

	December 31,
	2006	2005
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$2,497	$2,431
Deferred compensation	504	472
Net operating loss carryovers	1,794	2,308
Time deposits	—	93
Net unrealized losses on available for sale securities	1,301	1,616
Non-qualified stock option expense	29	—
Other	10	11
Total deferred tax assets	6,135	6,931
Deferred tax liabilities:
Premises and equipment	(501)	(639)
Goodwill	(835)	(858)
Core deposit intangible	(427)	(517)
Mortgage servicing rights	(213)	(233)
Loans receivable	(145)	(227)
Prepaid expense and deferred loan costs	(397)	(394)
Other	(34)	(44)
Total deferred tax liabilities	(2,552)	(2,912)
Net deferred tax assets	$3,583	$4,019

The Company has approximately $3.2 million of federal net operating loss carryovers from the acquisition of Madison, which will expire in 2024. The utilization of these losses is subject to annual limitation under Section 382 of the Internal Revenue Code. The Company has approximately $7.0 million of state net operating loss carryovers which will expire in 2024.

14.          Transactions with Executive Officers and Directors

The Bank has had banking transactions in the ordinary course of business with its executive officers and directors and their related interests on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 2006 and 2005, these persons were indebted to the Bank for loans totaling $6.6 million and $9.0 million, respectively. During 2006, $351,000 of new loans were made and repayments totaled $2,141,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2006, that the Company and the Bank meet all minimum capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed its category.

The Company’s and the Bank’s actual capital amounts and ratios are presented below:

							Minimum
							To Be Well
			Minimum				Capitalized Under
			For Capital				Prompt Corrective
	Actual		Adequacy Purposes				Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollar amounts in thousands)
As of December 31, 2006:
Total Capital (to risk-weighted assets):
Leesport Financial Corp,	$88,699	11.11%	$63,894	≥	8.00%		N/A		N/A
Leesport Bank	79,711	10.13	62,974	≥	8.00	≥	$78,717	≥	10.00%
Tier I capital (to risk-weighted assets):
Leesport Financial Corp,	81,088	10.15	31,947	≥	4.00		N/A		N/A
Leesport Bank	72,100	9.16	31,487	≥	4.00	≥	47,230	≥	6.00
Tier I capital (to average assets):
Leesport Financial Corp,	81,088	8.24	39,341	≥	4.00		N/A		N/A
Leesport Bank	72,100	7.41	38,916	≥	4.00	≥	48,645	≥	5.00
As of December 31, 2005:
Total Capital (to risk-weighted assets):
Leesport Financial Corp,	$81,242	11.13%	$58,395	≥	8.00%		N/A		N/A
Leesport Bank	72,526	10.12	57,333	≥	8.00	≥	$71,666	≥	10.00%
Tier I capital (to risk-weighted assets):
Leesport Financial Corp,	73,623	10.09	29,187	≥	4.00		N/A		N/A
Leesport Bank	64,907	9.06	28,657	≥	4.00	≥	42,985	≥	6.00
Tier I capital (to average assets):
Leesport Financial Corp,	73,623	8.16	36,090	≥	4.00		N/A		N/A
Leesport Bank	64,907	7.27	35,712	≥	4.00	≥	44,640	≥	5.00

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. At December 31, 2006, the Bank had approximately $13.4 million available for payment of dividends to the Company. Loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis. At December 31, 2006 and 2005, respectively, the Bank had no secured loans outstanding to the Company.

As of December 20, 2006, the Company had declared a $.19 per share cash dividend for shareholders of record on January 2, 2007, payable January 12, 2007. As of December 21, 2005, the Company had declared a $.18 per share cash dividend for shareholders of record on January 3, 2006, payable January 13, 2006.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

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

A summary of the Bank’s financial instrument commitments is as follows:

	December 31,
	2006	2005
	(In thousands)
Commitments to extend credit:
Loan origination commitments	$82,123	$61,819
Unused home equity lines of credit	53,949	51,738
Unused business lines of credit	143,627	156,582
	$279,699	$270,139
Standby letters of credit	$18,862	$9,156

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2006 and 2005 for guarantees under standby letters of credit issued is not material.

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

Under the swap, the Company pays interest at a variable rate equal to six month LIBOR plus 5.25%, adjusted semiannually (10.62% at December 31, 2006), and the Company receives a fixed rate equal to the interest that the Company is obligated to pay on the related trust preferred securities (10 7/8%). The Company has designated its interest rate swap as a fair value hedge as defined in SFAS No. 133. Because the critical terms of the interest rate swap match the terms of the trust preferred securities, the swap qualifies for “short-cut method” accounting treatment under SFAS No. 133.

The estimated fair value of the interest rate swap agreement represents the amount the Company would have expected to receive (pay) to terminate such contract. At December 31, 2006 and 2005, the estimated fair value of the interest rate swap agreement was ($185,000) and ($93,000), respectively, and was offset by a decrease in the fair value of the related trust preferred security. The swap agreement exposes the Company to market and credit risk if the counterparty fails to perform. Credit risk is equal to the extent of a fair value gain on the swap. The Company manages this risk by entering into the transaction with high quality counterparties.

During the years ended December 31, 2006, 2005 and 2004, the Company recognized amounts received or receivable under the agreement of $27,000, $113,000 and $200,000, which were recorded as a reduction of interest expense on the trust preferred securities.

Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by other interest rate swaps. In June, 2003 the Company purchased a six month LIBOR cap to create protection against rising interest rates for the above mentioned $5 million interest rate swap. The initial premium related to this interest rate cap was $102,000. At December 31, 2006 and 2005, the carrying and market values were approximately $15,000 and $38,000, respectively.

17.          Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amount the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year ends and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2006 and 2005:

Cash and cash equivalents:

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

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

Off-balance sheet instruments:

Fair values for the off-balance sheet instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The estimated fair values of the Company’s financial instruments as of December 31, 2006 and 2005 were as follows:

	2006	2006	2005	2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents and federal funds sold	$21,835	$21,835	$29,131	$29,131
Mortgage loans held for sale	5,582	5,582	16,556	16,556
Securities available for sale	164,180	164,180	182,541	182,541
Securities held to maturity	3,117	3,250	6,173	6,299
Loans, net	757,172	768,190	646,625	646,702
Mortgage servicing rights	626	626	685	685
Accrued interest receivable	4,698	4,698	4,004	4,004
Interest rate cap	15	15	38	38
Financial Liabilities:
Deposits	702,839	702,736	659,730	657,472
Securities sold under agreements to repurchase	90,987	90,987	69,455	69,455
Federal funds purchased	82,105	82,105	66,230	66,230
Long-term debt	19,500	19,212	43,000	42,385
Junior subordinated debt	20,150	20,271	20,150	20,400
Accrued interest payable	3,195	3,195	2,536	2,536
Interest rate swap	185	185	93	93
Off-balance Sheet Financial Instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

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

Segment information for 2006, 2005 and 2004 is as follows (in thousands):

	Banking and		Brokerage and
	Financial	Mortgage	Investment
	Services	Banking	Services	Insurance	Total
2006
Net interest income and other income from external customers	$36,675	$4,458	$788	$11,393	$53,314
Income (loss) before income taxes	8,822	1,001	(158)	2,327	11,992
Total assets	967,040	53,758	1,226	19,608	1,041,632
Purchases of premises and equipment	758	10	6	60	834
2005
Net interest income and other income from external customers	$34,919	$6,580	$1,005	$11,695	$54,199
Income (loss) before income taxes	7,543	1,984	(109)	2,040	11,458
Total assets	889,568	55,690	1,438	19,056	965,752
Purchases of premises and equipment	720	25	5	328	1,078
2004
Net interest income and other income from external customers	$24,238	$2,891	$528	$10,781	$38,438
Income (loss) before income taxes	3,483	1,319	(177)	1,945	6,570
Total assets	824,655	33,677	1,147	17,903	877,382
Purchases of premises and equipment	2,299	—	—	157	2,456

Income (loss) before income taxes, as presented above, does not reflect referral and management fees of approximately $891,000, $1,220,000 and $140,000 that the mortgage banking operation, insurance operation and the brokerage and investment operation, respectively, paid to the Company during 2006. For 2005, referral and management fees of approximately $580,000, $1,577,000 and $110,000 were paid by the mortgage banking operation, insurance operation and the brokerage and investment operation, respectively. Referral and management fees of approximately $1,608,000 and $146,000 were paid by the insurance operation and the brokerage and investment operation, respectively, in 2004.

19.          Legal Proceedings

The Company is also party to legal actions that are routine and incidental to its business. In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on the financial statements of the Company.

20. Leesport Financial Corp. (Parent Company Only) Financial Information

STATEMENTS OF CONDITION

	December 31,
	2006	2005
	(In thousands)
ASSETS
Cash and short-term investments	$2,752	$445
Investment in bank subsidiary	98,476	91,404
Investment in non-bank subsidiary	13,656	13,517
Securities available for sale	4,304	5,503
Advance to non-bank subsidiary	2,045	2,045
Premises and equipment and other assets	3,241	3,361
Total assets	$124,474	$116,275
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	2,194	1,369
Junior subordinated debt	20,150	20,150
Shareholders’ equity	102,130	94,756
Total liabilities and shareholders’ equity	$124,474	$116,275

STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Dividends from subsidiaries	$3,912	$3,532	$3,711
Other income	8,771	7,705	6,348
Interest expense on junior subordinated debt	(1,852)	(1,547)	(917)
Other expense	(6,648)	(6,849)	(5,068)
Income before equity in undistributed net income of subsidiaries and income taxes	4,183	2,841	4,074
Income tax expense (benefit)	138	(255)	119
Net equity in undistributed net income of subsidiaries	5,108	5,635	1,461
Net income	$9,153	$8,731	$5,416

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Cash Flows From Operating Activities
Net Income	$9,153	$8,731	$5,416
Depreciation and net amortization	273	179	120
(Equity in) excess of undistributed earnings of subsidiaries	(5,108)	(5,635)	(1,461)
Directors’ stock compensation	171	161	163
Gain on sale of available for sale securities	(262)	(182)	(298)
Increase (decrease) other liabilities	825	241	(222)
Decrease (increase) in other assets	286	(202)	376
Other, net	5,985	2,546	5,172
Net Cash Provided by Operating Activities	11,323	5,839	9,266
Cash Flow From Investing Activities
Purchase of available for sale investment securities	(1,267)	(1,500)	(2,357)
Proceeds from the sale of available for sale securities	2,680	1,073	2,853
Purchase of premises and equipment	(391)	(257)	(1,159)
Investment in bank subsidiary	(7,072)	(2,754)	(8,618)
Investment in non-bank subsidiary	(139)	(551)	2,554
Net Cash Used In Investing Activities	(6,189)	(3,989)	(6,727)
Cash Flow From Financing Activities
Repayment of long term debt	—	—	(1,010)
Proceeds from the exercise of stock options and stock purchase plans	1,810	1,494	344
Purchase of treasury stock	(1,118)	(348)	(140)
Reissuance of treasury stock	281	300	292
Cash dividends paid	(3,800)	(3,428)	(2,526)
Net Cash Used In Financing Activities	(2,827)	(1,982)	(3,040)
Increase (decrease) in cash and cash equivalents	2,307	(132)	(501)
Cash:
Beginning	445	577	1,078
Ending	$2,752	$445	$577

21. Quarterly Data (Unaudited)

	Year Ended December 31, 2006
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Interest income	$16,499	$15,821	$15,012	$14,285
Interest expense	8,387	7,795	6,968	6,371
Net interest income	8,112	8,026	8,044	7,914
Provision for loan losses	359	300	225	200
Net interest income after provision for loan losses	7,753	7,726	7,819	7,714
Other income	4,948	5,406	5,176	5,173
Net realized gains on sale of securities	241	65	105	104
Other expense	9,971	9,755	10,477	10,035
Income before income taxes	2,971	3,442	2,623	2,956
Income taxes	695	854	608	682
Net income	$2,276	$2,588	$2,015	$2,274
Earnings per common share:
Basic earnings per share	$0.42	$0.48	$0.38	$0.43
Diluted earnings per share	$0.42	$0.48	$0.37	$0.42

	Year Ended December 31, 2005
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Interest income	$13,785	$13,024	$12,282	$11,562
Interest expense	5,825	5,283	4,827	4,384
Net interest income	7,960	7,741	7,455	7,178
Provision for loan losses	250	430	350	430
Net interest income after provision for loan losses	7,710	7,311	7,105	6,748
Other income	5,989	5,961	5,700	5,844
Net realized gains on sale of securities	128	61	144	38
Other expense	10,592	10,268	10,037	10,384
Income before income taxes	3,235	3,065	2,912	2,246
Income taxes	832	742	686	467
Net income	$2,403	$2,323	$2,226	$1,779
Earnings per common share:
Basic earnings per share	$0.45	$0.44	$0.42	$0.34
Diluted earnings per share	$0.45	$0.43	$0.42	$0.33

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures are effective as of such date.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2006.

There have been no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Beard Miller Company LLP, an independent registered public accounting firm, as stated in its attestation report which is included herein.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. An adequate system of internal control over financial reporting encompasses the processes and procedures that have been established by management to:

•       Maintain records that, in reasonable detail, accurately reflect the company’s transactions

•       Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of the financial statement and footnote disclosures in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the directors of the Corporation

•       Provide reasonable assurance regarding the prevention of unauthorized acquisition, use, or disposition of the Corporation’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of the Corporation’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control- Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2006. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

The Board of Directors of Leesport Financial Corp., through its Audit Committee, provides oversight to managements’ conduct of the financial reporting process. The Audit Committee, which is composed entirely of independent directors, is also responsible to recommend the appointment of independent public accountants. The Audit Committee also meets with management, the internal audit staff, and the independent public accountants throughout the year to provide assurance as to the adequacy of the financial reporting process and to monitor the overall scope of the work performed by the internal audit staff and the independent public accountants.

The consolidated financial statements of Leesport Financial Corp. have been audited by Beard Miller Company LLP, an independent registered public accounting firm, who was engaged to express an opinion as to the fairness of presentation of such financial statements. In connection therewith, Beard Miller Company LLP is required to issue an attestation report on management’s assessment of internal control over financial reporting and, in addition, is required to form its own opinion as to the effectiveness of those controls. Their opinion on the fairness of the financial statement presentation, and their attestation and opinion on internal controls over financial reporting are included herein.

/s/ ROBERT D. DAVIS	/s/ EDWARD C. BARRETT
Robert D. Davis President and Chief Executive Officer	Edward C. Barrett Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Leesport Financial Corp.
Wyomissing, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Leesport Financial Corp. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Leesport Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Leesport Financial Corp. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Leesport Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Leesport Financial Corp. and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 5, 2007 expressed an unqualified opinion.

/s/ BEARD MILLER COMPANY LLP

Beard Miller Company LLP
Reading, Pennsylvania
March 5, 2007

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The information under the captions “Matter No. 1—Election of Directors,” “Director Information,” “Corporate Governance,” “Board of Directors and Committee Meetings,” and “Other Director and Officer Information” included in the Registrant’s Proxy Statement for the Annual meeting of Shareholders to be held on April 17, 2007 is incorporated herein by reference.

Item 11.                 Executive Compensation

The information under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Other Director and Officer Information” included in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2007 is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the captions “Beneficial Ownership by Directors and Executive Officers” and “Additional Information” included in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2007 is incorporated herein by reference.

The following table provides certain information regarding securities issued or issuable under the Company’s equity compensation plans as of December 31, 2006.

Number of securities
	Number of Securities		remaining available for
	to be issued	Weighted average	future issuance under
	upon exercise of	exercise price of	equity plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	first column
Equity compensation plans approved by security holders	417,606	$21.2053	5,720
Equity compensation plans not approved by security holders	—	N/A	—
Total	417,606	$21.2053	5,720

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions is incorporated herein by reference to the information disclosed under the captions included in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2007 is incorporated herein by reference.

Item 14.                 Principal Accounting Fees and Services

The information relating to principal accounting fees and services is incorporated herein by reference to the information under the caption “Audit and Other Fees” included in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2007.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)1.     Financial Statements.

Consolidated financial statements are included under Item 8 of Part II of this Form 10-K.

(a)2.     Financial Statement Schedules.

Financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

(b)        Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Leesport Financial Corp. (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003).
3.2	Bylaws of Leesport Financial Corp. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on November 18, 2005).
4.1

Form of Rights Agreement, dated as of September 19, 2001, between Leesport Financial Corp. and American Stock Transfer & Trust Company as Rights Agent (incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form 8-A, dated October 1, 2001).

10.1

Employment Agreement, dated September 19, 2005, among Leesport Financial Corp., Leesport Bank and Robert D. Davis, (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A filed on September 22, 2005).*

10.2	Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).*
10.3	Deferred Compensation Plan for Directors (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).*
10.4	First Leesport Financial Bancorp, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10-1 to Registrant’s Registration Statement on Form S-8 No. 333-37452).*
10.5	1998 Employee Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 No. 333-108130).*
10.6	1998 Independent Directors Stock Option Plan (incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8, No. 333-108129).*
10.7

Employment Agreement, dated September 17, 1998, among Leesport Financial Corp., Inc., Essick & Barr, Inc. and Charles J. Hopkins, as amended (incorporated herein by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).*

10.8

Change in Control Agreement, dated February 11, 2004 among Leesport Financial Corp., Leesport Bank and Edward C. Barrett (incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report Form 10-K for the year ended December 31, 2003).

10.9

Change in Control Agreement, dated February 11, 2004 among Leesport Financial Corp., Leesport Bank and Jenette L. Eck. (incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report Form 10-K for the year ended December 31, 2005).

10.11

Employment Agreement, dated as of April 16, 2004 among Leesport Financial Corp., Leesport Bank and Vito A. DeLisi (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement No. 333-116331 on Form S-4).*

10.12

Amendment to Employment Agreement dated as of December 23, 2005, among Leesport Financial Corp., Leesport Bank and Vito A. DeLisi (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 28, 2005).*

10.13

Agreement and Plan of Merger, dated as of April 16, 2004, between Leesport Financial Corp. and Madison Bancshares Group, Ltd. (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed on April 20, 2004).

10.14

Severance Agreement and General Release dated November 16, 2006, between Leesport Financial Corp. and James E. Kirkpatrick (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed on November 27, 2006).*

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 9, 2007

LEESPORT FINANCIAL CORP.
By:	/s/ ROBERT D. DAVIS
Robert D. Davis
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ROBERT D. DAVIS	President and Chief Executive	March 9, 2007
Robert D. Davis	Officer, Director (Principal Executive Officer)
/s/EDWARD C. BARRETT	Chief Financial Officer (Principal	March 9, 2007
Edward C. Barrett	Financial and Accounting Officer)
/s/JAMES H. BURTON	Director	March 9, 2007
James H. Burton
/s/PATRICK J. CALLAHAN	Director	March 9, 2007
Patrick J. Callahan
/s/CHARLES J. HOPKINS	Director	March 9, 2007
Charles J. Hopkins
/s/PHILIP E. HUGHES, JR.	Director	March 9, 2007
Philip E. Hughes, Jr.
/s/ANDREW J. KUZNESKI, JR.	Vice Chairman of the Board; Director	March 9, 2007
Andrew J. Kuzneski, Jr.
/s/M. DOMER LEIBENSPERGER	Director	March 9, 2007
M. Domer Leibensperger
/s/FRANK C. MILEWSKI	Director	March 9, 2007
Frank C. Milewski
/s/MICHAEL J. O’DONOGHUE	Director	March 9, 2007
Michael J. O’Donoghue

/s/HARRY J. O’NEILL III	Director	March 9, 2007
Harry J. O’Neill III
/s/KAREN A. RIGHTMIRE	Director	March 9, 2007
Karen A. Rightmire
/s/MICHAEL L. SHOR	Director	March 9, 2007
Michael L. Shor
/s/ALFRED J. WEBER	Chairman of the Board; Director	March 9, 2007
Alfred J. Weber