Form 10-Q
period 2007-03-31
LEESPORT FINANCIAL CORP
filed 2007-05-15
CIK 775662

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007,

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($5.00 Par Value)	Number of Shares Outstanding as of May 15, 2007 5,469,391
(Title of Class)	(Outstanding Shares)

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

Part I — FINANCIAL INFORMATION

Item 1 — Financial Statements

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Cash and due from banks	$27,845	$21,084
Interest-bearing deposits in banks	739	751

Total cash and cash equivalents	28,584	21,835

Mortgage loans held for sale	6,672	5,582
Securities available for sale	163,019	164,180
Securities held to maturity, fair value 2007 — $3,225; 2006 — $3,250	3,105	3,117
Loans, net of allowance for loan losses 2007 — $7,792; 2006 — $7,611	761,215	757,172
Premises and equipment, net	6,854	6,941
Identifiable intangible assets	4,356	4,514
Goodwill	39,189	39,189
Bank owned life insurance	17,356	17,190
Other assets	21,015	21,912

Total assets	$1,051,365	$1,041,632

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$113,568	$108,549
Interest bearing	620,779	594,290

Total deposits	734,347	702,839

Securities sold under agreements to repurchase	96,220	90,987
Federal funds purchased	69,560	82,105
Long-term debt	17,500	19,500
Junior subordinated debt, at fair value as of March 31, 2007	20,329	20,150
Other liabilities	10,176	23,921

Total liabilities	948,132	939,502

Shareholders’ equity
Common stock, $5.00 par value; authorized 20,000,000 shares; issued: 5,467,330 shares at March 31, 2007 and 5,454,589 shares at December 31, 2006	27,337	27,273
Surplus	59,028	58,733
Retained earnings	19,144	20,302
Accumulated other comprehensive loss	(929)	(2,526)
Treasury stock; 54,853 shares at March 31, 2007 and 68,234 shares at December 31, 2006, at cost	(1,347)	(1,652)

Total shareholders’ equity	103,233	102,130

Total liabilities and shareholders’ equity	$1,051,365	$1,041,632

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31, 2007	March 31, 2006

Interest income:
Interest and fees on loans	$14,494	$12,116
Interest on securities:
Taxable	1,721	1,813
Tax-exempt	135	203
Dividend income	227	149
Other interest income	9	4

Total interest income	16,586	14,285

Interest expense:
Interest on deposits	5,799	4,428
Interest on short-term borrowings	1,077	624
Interest on securities sold under agreement to repurchase	941	553
Interest on long-term debt	156	354
Interest on junior subordinated debt	483	412

Total interest expense	8,456	6,371

Net Interest Income	8,130	7,914
Provision for loan losses	150	200

Net Interest Income after provision for loan losses	7,980	7,714

Other income:
Customer service fees	646	690
Mortgage banking activities	553	1,055
Commissions and fees from insurance sales	2,725	2,673
Brokerage and investment advisory commissions and fees	226	192
Earnings on investment in life insurance	199	127
Gain on sale of loans	10	8
Other Income	479	428
Net realized (losses) gains on sales of securities	(2,493)	104

Total other income	2,345	5,277

Other expense:
Salaries and employee benefits	5,607	5,579
Occupancy expense	1,101	1,205
Furniture and equipment expense	641	661
Marketing and advertising expense	307	294
Amortization of identifiable intangible assets	157	160
Professional services	344	227
Outside processing	779	732
Insurance expense	154	109
Other expense	1,108	1,068

Total other expense	10,198	10,035

Income before income taxes	127	2,956
Income taxes	(274)	682

Net income	$401	$2,274

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31, 2007	March 31, 2006

EARNINGS PER SHARE DATA

Average shares outstanding	5,404,338	5,332,106	*
Basic earnings per share	$0.07	$0.43	*
Average shares outstanding for diluted earnings per share	5,440,419	5,394,802	*
Diluted earnings per share	$0.07	$0.42	*
Cash dividends declared per share	$0.19	$0.17	*

*  References to share amounts and per-share amounts were restated to reflect the 5% stock dividend distributed to shareholders on June 15, 2006.

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2007 and 2006

(Dollar amounts in thousands, except per share data)

	Common Stock				Accumulated
	Number of				Other
	Shares			Retained	Comprehensive	Treasury
	Issued	Par Value	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2006	5,454,589	$27,273	$58,733	$20,302	$(2,526)	$(1,652)	$102,130

Adjustment to opening balance, net of tax, for the adoption of SFAS No. 159 (see Note 10)	—	—	—	(531)	—	—	(531)

Adjusted opening balance, January 1, 2007	5,454,589	27,273	58,733	19,771	(2,526)	(1,652)	101,599

Comprehensive income:
Net income	—	—	—	401	—	—	401
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	1,597	—	1,597
Total comprehensive income							1,998

Additional consideration in connection with acquisitions	—	—	15	—	—	305	320

Common stock issued in connection with directors’ compensation	9,002	45	170	—	—	—	215
Common stock issued in connection with director and employee stock purchase plans	3,739	19	37	—	—	—	56
Tax benefits from employee stock transactions	—	—	8	—	—	—	8
Compensation expense related to stock options	—	—	65	—	—	—	65

Cash dividends declared ($0.19 per share)	—	—	—	(1,028)	—	—	(1,028)
Balance, March 31, 2007	5,467,330	$27,337	$59,028	$19,144	$(929)	$(1,347)	$103,233

	Common Stock				Accumulated
	Number of				Other
	Shares			Retained	Comprehensive	Treasury
	Issued	Par Value	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2005	5,111,178	$25,556	$52,581	$20,790	$(3,143)	$(1,028)	$94,756

Comprehensive income:
Net income	—	—	—	2,274	—	—	2,274
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(433)	—	(433)
Total comprehensive income							1,841

Purchase of treasury stock (30,000 shares)	—	—	—	—	—	(756)	(756)
Reissuance of treasury stock (22,129 shares)	—	—	279	—	—	408	687

Common stock issued in connection with directors’ compensation	—	—	—	—	—	—	—
Common stock issued in connection with director and employee stock purchase plans	30,840	162	305	—	—	—	467
Tax benefits from employee stock transactions	—	—	63	—	—	—	63

Cash dividends declared ($0.17 per share)	—	—	—	(916)	—	—	(916)
Balance, March 31, 2006	5,142,018	$25,718	$53,228	$22,148	$(3,576)	$(1,376)	$96,142

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Three Months Ended
	March 31,	March 31,
	2007	2006
Cash Flows From Operating Activities
Net income	$401	$2,274
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	200
Provision for depreciation and amortization of premises and equipment	397	422
Amortization of identifiable intangible assets	157	160
Deferred income taxes	302	864
Director stock compensation	215	171
Net amortization of securities premiums and discounts	56	69
Amortization of mortgage servicing rights	16	11
Decrease in mortgage servicing rights	8	—
Net realized gains on sales of foreclosed real estate	(7)	(1)
Net realized losses (gains) on sales of securities	2,493	(104)
Proceeds from sales of loans held for sale	31,054	55,207
Net gains on sale of loans	(464)	(909)
Loans originated for sale	(31,680)	(49,113)
Increase in investment in life insurance	(166)	(111)
Compensation expense related to stock options	65	37
Net change in fair value of liabilities	11	—
(Increase) decrease in accrued interest receivable and other assets	(2,113)	460
Decrease in accrued interest payable and other liabilities	(12,516)	(3,600)

Net Cash (Used In) Provided by Operating Activities	(11,621)	6,037

Cash Flow From Investing Activities
Investment securities:
Purchases — available for sale	(72,240)	(2,671)
Principal repayments, maturities and calls — available for sale	9,291	8,690
Principal repayments, maturities and calls — held to maturity	—	—
Proceeds from sales	63,469	442
Net increase in loans receivable	(4,342)	(21,219)
Proceeds from sale of loans	149	331
Net decrease in Federal Home Loan Bank Stock	522	1,296
Net decrease (increase) in foreclosed real estate	274	(183)
Purchases of premises and equipment	(494)	(267)
Disposals of premises and equipment	184	42
Net Cash Used in Investing Activities	(3,187)	(13,539)

See Notes to Consolidated Financial Statements.

	Three Months Ended
	March 31,	March 31,
	2007	2006
Cash Flow From Financing Activities
Net increase in deposits	31,508	25,034
Net decrease in federal funds purchased	(12,545)	(17,694)
Net increase (decrease) in securities sold under agreements to repurchase	5,233	(876)
Repayments of long-term debt	(2,000)	(2,000)
Purchase of treasury stock	—	(756)
Proceeds from the exercise of stock options and stock purchase plans	56	684
Tax benefits from employee stock transactions	8	26
Reissuance of treasury stock	320	299
Cash dividends paid	(1,023)	(911)
Net Cash Provided by Financing Activities	21,557	3,806

Increase (Decrease) in cash and cash equivalents	6,749	(3,696)
Cash and Cash Equivalents:
January 1	21,835	29,131
March 31	$28,584	$25,435

Cash Payments For:
Interest	$8,642	$6,438
Taxes	$200	$585

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

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.  For purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, and interest bearing deposits in other banks.  For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.                              Earnings Per Common Share

On May 16, 2006, the Company declared a 5% stock dividend on common stock outstanding payable June 15, 2006 to shareholders of record on June 1, 2006.  The stock dividend resulted in the issuance of 253,241 additional common shares.  All per share data have been adjusted for the effect of the stock dividend.

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

Earnings per common share for the respective periods indicated have been computed based upon the following:

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(Dollar amounts in thousands)

Net income available to shareholders	$401	$2,274

Average shares outstanding	5,404,338	5,332,106	*
Effect of dilutive stock options	36,081	62,696	*

Average number of shares used to calculate diluted earnings per share	5,440,419	5,394,802	*

*                    References to share amounts and per share amounts were restated to reflect the 5% stock dividend distributed to shareholders on June 15, 2006.

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

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(Dollar amounts in thousands)

Unrealized holding losses on available for sale securities	$(74)	$(555)
Reclassification adjustment for losses (gains) realized in income	2,493	(104)
Net unrealized gains (losses)	2,419	(659)
Income tax effect	(822)	226

Other comprehensive income (loss)	$1,597	$(433)

4.                              Guarantees

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $19.9 million and $18.9 million of financial and performance standby letters of credit as of March 31, 2007 and December 31, 2006, respectively.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next 24 months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of March 31, 2007 and December 31, 2006 for guarantees under standby letters of credit is not material.

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

	Banking and Financial Services	Mortgage Banking	Insurance Services	Investment Services	Total
	(Dollar amounts in thousands)
Three months ended March 31, 2007
Net interest income and other income from external sources	$6,776	$741	$2,713	$245	$10,475
Income (loss) before income taxes	(399)	172	363	(9)	127

Three months ended March 31, 2006
Net interest income and other income from external sources	$8,909	$1,383	$2,694	$205	$13,191
Income (loss) before income taxes	2,285	328	375	(32)	2,956

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

The revised Statement requires entities to disclose information about the nature of the share-based payment transaction and the effects of those transactions on the financial statements.  Statement No. 123 (R) is effective for fiscal periods beginning after June 15, 2005.  All public companies must use either the modified prospective or the modified retrospective transition method.  Effective January 1, 2006, the Company has adopted the modified prospective method.  Using the modified prospective method, the Company’s total stock-based compensation expense for the three months ended March 31, 2007 and 2006 was approximately $89,000 and $37,000, respectively.  Total stock-based compensation expense, net of related tax effects, was approximately $59,000 and $24,000 for the three months ended March 31, 2007 and 2006, respectively.  Any additional impact that the adoption of this statement will have on our results of operations will be determined by share-based payments granted in future periods.  Cash flows from financing activities included in cash inflows from excess tax benefits related to stock compensation were approximately $8,000 and $26,000 for the three months ended March 31, 2007 and 2006, respectively.  Total unrecognized compensation cost related to non-vested stock options at March 31, 2007 and 2006 were approximately $595,000 and $293,000, respectively.

Stock option transactions under the Plans for the three months ended March 31, 2007 were as follows:

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Term
	Options	Price	Value	(in years)
Outstanding at the beginning of the year	417,606	$21.21
Granted	4,740	24.63
Exercised	(3,739)	14.82
Expired	(1,108)	22.71
Forfeited	(3,243)	23.24
Outstanding as of March 31, 2007	414,256	$21.28	$640,361	8.0
Exercisable as of March 31, 2007	222,284	$19.38	$602,140	6.9

The fair value of options granted for the three month periods ended March 31, 2007 and 2006 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	2007	2006

Dividend yield	3.06%	2.73%
Expected life	7 years	7 years
Expected volatility	16.91%	17.60%
Risk-free interest rate	4.74%	4.67%
Weighted average fair value of options granted	$4.52	$5.00

7.                              Debt and Borrowings

Total debt decreased by $9.1 million, or 17.2% annualized, to $203.6 million at March 31, 2007 from $212.7 million at December 31, 2006.  The decrease in total debt and borrowings was primarily due to an increase in organic growth in total deposits of $31.5 to $734.3 million at March 31, 2007 from $702.8 million at December 31, 2006.

8.                              Investment in Limited Partnership

On December 29, 2003, the Bank entered into a limited partner subscription agreement with Midland Corporate Tax Credit XVI Limited Partnership, where the Bank will receive special tax credits and other tax benefits. The Bank subscribed to a 6.2% interest in the partnership, which is subject to an adjustment depending on the final size of the partnership at a purchase price of $5 million. This investment is included in other assets and is not guaranteed.  It is accounted for in accordance with Statement of Position (SOP) 78-9, “Accounting for Investments in Real Estate Ventures,” using the equity method. This agreement was accompanied by a payment of $1.7 million.  The associated non-interest bearing promissory note payable included in other liabilities was zero at March 31, 2007.  Installments were paid as requested.

9.                              Recently Issued Accounting Standards

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”).  SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable.  The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007.  The adoption of SFAS 156 did not have a significant effect on the Company’s consolidated statements.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.  The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes”.  The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified.  Therefore, the Company recognized no adjustment for unrecognized income tax benefits during the three months ended March 31, 2007.  The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in “Federal income taxes” in the Consolidated Statements of Income.  The amount of interest and penalties for the three months ended March 31, 2007 was immaterial.  The tax years subject to examination by the taxing authorities are the years ending December 31, 2006, 2005, 2004 and 2003.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits certain financial assets and financial liabilities to be measured at fair value, using an instrument-by-instrument election. The initial effect of adopting SFAS No. 159 must be accounted for as a cumulative-effect adjustment to opening retained earnings for the year in which SFAS No. 159 is applied.  Retrospective application of SFAS No. 159 to years preceding the effective date is not permitted.  The Company elected to early adopt SFAS No. 159 as of January 1, 2007.  This adoption resulted in a one-time cumulative after-tax charge of $531,000 ($804,000 pre-tax) to opening retained earnings as of January 1, 2007.  See Note 10, “Fair Value,” for additional information.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about assets and liabilities measured at fair value.  FASB Statement No. 157 does not change existing guidance as to whether or not an asset or liability is carried at fair value.  The new standard provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.  The standard also establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The standard eliminates large position discounts for financial instruments quoted in active markets, requires costs related to acquiring financial instruments carried at fair value to be included in earnings as incurred and requires that an issuer’s credit standing be considered when measuring liabilities at fair value.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted.  In conjunction with the early adoption of SFAS No. 159 indicated above, the Company adopted SFAS No. 157 beginning January 1, 2007.  See Note 10, “Fair Value,” for the new disclosures required by SFAS No. 157 regarding the market-based pricing associated with assets and liabilities carried at fair value.  No significant impact to amounts reported in the consolidated financial position or results of operations resulted from the adoption of SFAS No. 157.

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

On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”).  The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect it to have a material impact on the Company’s consolidated financial statements.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10).  EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement.  EITF 06-10 is effective for fiscal years beginning after December 15, 2007.  The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital.  EITF 06-11 is effective for fiscal years beginning after September 15, 2007.  The Company does not expect EITF 06-11 will have a material impact on its consolidated financial position, results of operations or cash flows.

10.                        Fair Value

Effective January 1, 2007, the Company elected early adoption of SFAS No. 159 and 157.  SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified elections dates.

Fair Value Measurements (SFAS No. 157)

Liabilities, at fair value, consist of the following:

March 31,
2007
(In thousands)

Junior subordinated debt	$20,329

The Company records selected liabilities at fair value, with unrealized gains and losses reflected in the consolidated statement of income.  The degree of judgment utilized in measuring the fair value of these liabilities generally correlates to the level of pricing observability.  Pricing observability is impacted by a number of factors, including the type of liability, whether the liability has an established market and the characteristics specific to the transaction.  Liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value.  Conversely, liabilities rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment utilized in measuring fair value.

Effective January 1, 2007, the Company adopted SFAS No. 157, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. SFAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by SFAS No. 157 hierarchy are as follows:

Level I:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II:

Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III:

Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following table summarizes the valuation of the Company’s trading liabilities that the Company measures at fair value on a recurring basis, by the above SFAS No. 157 pricing observability levels as of:

	March 31, 2007
	Level I	Level II	Level III	Total
	(In thousands)

Junior subordinate debt	$—	$20,329	$—	$20,329

Fair Value Measurements (SFAS No. 159)

The Company elected to early adopt SFAS No. 159 as of January 1, 2007.  Early adoption was elected to accommodate balance sheet strategies to facilitate the Company’s regulatory capital, liquidity management and interest rate risk management.  The Company adopted the fair value option for its junior subordinated debt that had been carried at approximately $20.2 million at December 31, 2006.  Effective January 1, 2007, junior subordinated debt was accounted for at their then fair value. This resulted in a one-time cumulative after-tax charge of $531,000 ($804,000 pre-tax) to opening retained earnings as of January 1, 2007.  Included in other non-interest income for the first quarter of 2007 is a pre-tax gain of $10,670 from trading activities.

The following table presents information about the eligible financial liabilities for which the Company elected the fair value measurement option and for which a transition adjustment was recorded to retained earnings as of January 1, 2007:

	January 1, 2007 (Carrying value prior to adoption)	Cumulative- effect adjustment to January 1, 2007 retained earnings-loss	January 1, 2007 fair value (Carrying value after adoption)
	(In thousands)
Liabilities:
Interest rate swap	$—	$185	$—
Junior subordinate debt	20,150	185	20,335
Total Liabilities	$20,150	$370	$20,335

Pre-tax cumulative effect of adoption of SFAS No. 159		$370
Unamortized deferred issuance costs		$434
Income tax benefit		(273)
Cumulative effect of adoption of SFAS No. 159		$531

Item 2 —       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Note 1 to the Company’s consolidated financial statements (included in Item 8 of the Form 10-K for the year ended December 31, 2006) lists significant accounting policies used in the development and presentation of its financial statements.  This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

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

Effective January 1, 2007, the Company elected early adoption of SFAS No.159 and 157.  SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates.  Upon adoption of SFAS No. 159, the Company selected the fair value measurement option for various pre-existing financial assets and liabilities, including investment securities from the available for sale portfolios with carrying values immediately prior to adoption totaling approximately $64.1 million and junior subordinated debentures issued to capital trusts (commonly known as “trust preferred securities”) of $20.1 million.  The initial fair value measurement of these items resulted in a $2.1 million cumulative-effect adjustment, net of tax, in stockholders’ equity offset by a $1.6 million decrease in accumulated other comprehensive loss as of January 1, 2007.  The Company then sold the available for sale securities and repurchased approximately $65.5 million of higher-yielding securities designating the purchased securities as available for sale.

Subsequent to the sale and repurchase of the securities discussed above and the release of the Company’s first quarter 2007 earnings, the staff of the Unites States Securities and Exchange Commission (“SEC”) advised the Company that, in its view, the SFAS No. 159 fair value election for the $64.1 million of available for sale securities was inconsistent with the objective of SFAS No. 159.  After appealing to the SEC staff, the Company revised its first quarter 2007 earnings information and has included the $2.5 million pre-tax loss ($1.6 million after tax loss) from the sale of the $64.1 million in available for sale securities in current earnings for the first quarter of 2007.  See Note 10, “Fair Value” for additional discussion and analysis.

Results of Operations

OVERVIEW

Net income for the Company for the quarter ended March 31, 2007 was $401,000 thousand, a decrease of 82.4%, as compared to $2.27 million for the same period in 2006.  Basic and diluted earnings per share for the first quarter of 2007 were $.07 and $.07, respectively, compared to basic and diluted earnings per share of $.43 and $.42, respectively, for the same period of 2006.  Earnings per share amounts reflect a 5% stock dividend distributed to shareholders on June 15, 2006.  The decrease in net income for the first quarter of 2007 resulted primarily from the sale of $64.1 million in available for sale securities in March 2007, resulting in a loss of $1.6 million (after-tax) for the three months ended March 31, 2007.

The following are the key ratios for the Company as of:

	Three Months Ended
	March 31,	March 31,
	2007	2006

Return on average assets	0.16%	0.96%
Return on average shareholders’ equity	1.58%	9.63%
Dividend payout ratio	271.43%	40.48%*
Average shareholders’ equity to average assets	9.87%	9.94%

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

Net interest income before the provision for loan losses for the three months ended March 31, 2007 was $8.4 million, an increase of $0.2 million, or 2.9%, compared to the $8.2 million reported for the same period in 2006.  The net interest margin decreased to 3.62% for the first quarter of 2007 from 3.84% for the same period in 2006.

The following summarizes net interest margin information:

	Three months ended March 31,
	2007			2006
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands, except percentages)
Interest-Earning Assets:
Loans: (1)(2)
Commercial	$595,506	$11,441	7.68	$490,894	$8,884	7.24
Mortgage	44,281	710	6.42	50,760	896	7.06
Consumer	132,533	2,492	7.63	134,877	2,429	7.30
Other	—	—	—	359	—	—
Investments(2)	166,124	2,197	5.29	184,244	2,314	5.03
Federal funds sold	—	—	—	33	1	4.53
Other short-term investments	792	9	4.47	373	4	3.84
Total interest-earning assets	$939,236	$16,849	7.18	$861,540	$14,528	6.75

Interest-Bearing Liabilities:
Transaction accounts	$297,578	$2,119	2.89	$292,494	$1,677	2.33
Certificates of deposit	315,228	3,680	4.74	272,465	2,751	4.09
Securities sold under agreement to repurchase	91,288	941	4.12	63,779	553	3.47
Short-term borrowings	80,420	1,077	5.36	54,017	624	4.68
Long-term borrowings	18,200	156	3.42	41,689	354	3.40
Junior subordinated debt	20,150	483	9.73	20,150	412	8.28
Total interest-bearing liabilities	822,864	8,456	4.17	744,594	6,371	3.47
Noninterest-bearing deposits	103,543	—		111,875	—
Total cost of funds	$926,407	8,456	3.70	$856,469	6,371	3.02
Net interest margin (fully taxable equivalent)		$8,393	3.62		$8,157	3.84

(1)          Loan fees have been included in the interest income totals presented.  Nonaccrual loans have been included in average loan balances.

(2)          Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

Average interest-earning assets for the three months ended March 31, 2007 were $939.2 million, a $77.7 million, or 9.0%, increase over average interest-earning assets of $861.5 million for the same period in 2006.  The yield on average interest-earning assets increased by 43 basis points to 7.18% for the first quarter of 2007, compared to 6.75% for the same period in 2006.

Average interest-bearing liabilities for the three months ended March 31, 2007 were $822.9 million, a $78.3 million, or 10.5%, increase over average interest-bearing liabilities of $744.6 million for the same period in 2006.  In addition, average noninterest-bearing deposits decreased to $103.5 million for the three months ended March 31, 2007, from $111.9 million for the same time period of 2006.  The interest rate on total interest-bearing liabilities increased by 70 basis points to 4.17% for the three months ended March 31, 2007, compared to 3.47% for the same period in 2006.

The increase in net interest income during the first three months of 2007, as compared to the same period in 2006, was primarily the result of an increase in average earning assets and earning asset yields.  Average earning assets increased due mainly to an increase in commercial loans.  Average commercial loans increased by $104.6 million, or 21.3%, from March 31, 2006 to March 31, 2007.  Earning asset yields on commercial and installment loans increased due mainly to the targeted short-term interest rate, as established by the Federal Reserve Bank (“FRB”), increasing, which resulted in an increase in the prime rate from 7.75% at March 31, 2006, to 8.25% at March 31, 2007.  Earning asset yields on investment securities increased from 5.0% at March 31, 2006 to 5.3% at March 31, 2007.  In March 2007, the

Company restructured the investment portfolio by selling approximately $64.1 million of available for sale investment securities yielding 4.04% and reinvesting the proceeds into approximately $65.5 million of available for sale investment securities yielding 5.54%.

Interest expense increased during the first three months of 2007 along with the overall growth in funding sources.  The average rate paid on interest-bearing liabilities increased from 3.47% at March 31, 2006 to 4.17% at March 31, 2007.  Total cost of funds increased from 3.02% in 2006 to 3.70% in 2007.  The increase in interest-bearing deposit rates was the result of management’s disciplined approach to deposit pricing in response to the increase in short-term interest rates as well as the effect of longer-term certificates of deposit maturing during the period and repricing at higher rates.  Average interest bearing deposits increased $47.8 million or 8.5% from March 31, 2006 to March 31, 2007 due primarily to strong organic growth in time deposits.  Comparing March 31, 2006 to March 31, 2007, average interest-bearing funding grew by $78.3 million and, combined with the overall growth in interest-bearing and non interest-bearing deposits, provided all of the funding needed for the $77.3 million in average growth in the  loan and investment security portfolios.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2007 was $150,000 compared to $200,000 for the same period of 2006.  The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio.  The Company continues to maintain strong asset quality ratios in light of the continued growth in the Company’s loan portfolio and management’s assessment of the credit quality factors existing at this time.  The ratio of the allowance for loan losses to loans outstanding at March 31, 2007 and December 31, 2006 was 1.01% and 1.00%, respectively.  Please see further discussion under the caption “Allowance for Loan Losses.”

Other Income

Total other income for the three months ended March 31, 2007 totaled $2.3 million, a decrease of $3.0 million, or 55.6%, from other income of $5.3 million for the same period in 2006.

Net securities losses were $2.5 million for the three months ended March 31, 2007 compared to net securities gains of $104,000 for the same period in 2006.  For the three months ended March 31, 2007, approximately $2.5 million of net security losses were due primarily to the sale of $64.1 million in lower-yielding available for sale securities discussed earlier.  Gains realized in the investment portfolio for 2007 and 2006 are primarily from planned sales of available for sale equity portfolio holdings.

Customer service fees decreased 6.4% for the first quarter of 2007 as compared to the same period in 2006, to $646,000 from $690,000.  The decrease in customer service fees for the three months ended is primarily due to a decrease in non-sufficient funds transactions.

Income from mortgage banking activities decreased by $502,000, or 47.6%, from $1.1 million for the first quarter of 2006 to $553,000 for the first quarter of 2007.  The decrease was primarily due to declining volume of loans sold into the secondary mortgage market.  The Company operates its mortgage banking activities through Philadelphia Financial Mortgage Company, a division of Leesport Bank.

One of the Company’s primary sources of other income is commissions and other revenue generated primarily through sales of insurance products through Essick & Barr, LLC, a wholly owned subsidiary of the Company.  Revenues from insurance operations totaled $2.7 million for the first quarter of 2007 similar to the $2.7 million for the same period in 2006.  The slight increase for the three months ended March 31, 2007 is mainly attributed to increased contingency income on sales of insurance products.

Brokerage and investment advisory commissions and fees increased 17.7% in the first quarter of 2007 compared to the same period of 2006, from $192,000 to $226,000.  The increase for the three months ended March 31, 2007 is due primarily to an increase in investment advisory service activity offered through Madison Financial Advisors, LLC, a wholly owned subsidiary of the Company.

Other Expense

Total other expense for the three months ended March 31, 2007 equaled $10.2 million, an increase of $0.2 million, or 1.6%, over total other expense of $10.0 million for the same period in 2006.

Salaries and benefits remained consistent at $5.6 million for the three months ended March 31, 2007 and March 31, 2006.  Included in salaries and benefits for the three months ended March 31, 2007 and March 31, 2006 were pre tax stock-based compensation costs of $89,000 and $37,000, respectively.  The overall increase in salaries and benefits for the comparative three month period is primarily attributed to the hiring of a new commercial banking team.  These experienced Relationship Managers joined the Madison Bank Division in December 2006, and are a reflection of the Company’s strategic commitment to expanding its presence in the Philadelphia suburban market.  Also included in salaries and benefits are total commissions paid on both mortgage origination activity through Philadelphia Financial Mortgage Company and investment advisory activity through Madison Financial Advisors of $502,000 for the three months ended March 31, 2007 compared to $570,000 for the same period in 2006.  Full-time equivalent (FTE) employees decreased to 325 at March 31, 2007 from 342 at March 31, 2006.

Occupancy expense and furniture and equipment expense for the first quarter of 2007 decreased 8.6% to $1.1 million at March 31, 2007 from $1.2 million at March 31, 2006.  The decrease is due primarily to a reduction in building lease expense and equipment depreciation expense.

Marketing and advertising expense for the first quarter of 2007 was $307,000 compared to $294,000 for the same period of 2006.  The Company continues its marketing campaigns targeting the greater Reading and Philadelphia regions.  These marketing efforts coincide with a more cohesive and strategic branding approach designed to focus on our overall portfolio of banking, insurance and wealth management products and services.

Outside processing expense, insurance expense and other operating expense increased 7.0% to $2.0 million for the three month periods ended March 31, 2007 from $1.9 million for the three month period ended March 31, 2006.  The increase for the three months ended March 31, 2007 is due primarily to an increase in our core banking system costs relating to increased transaction volume, internet banking enhancements, new products and services, general increases in insurance coverage and to increased direct mail expenditures.

Income Taxes

The effective income tax rate for the Company for the first three months ended March 31, 2007 was -215.8% compared to 23.1% for the same period of 2006.  The effective income tax rate decreased primarily as a result of tax exempt income increasing while income before income taxes decreased which includes the $2.5 million pretax loss incurred on the sale of $64.1 million in available for sale securities.  Included in the income tax provision is a federal tax benefit from our $5.0 million investment in an affordable housing, corporate tax credit limited partnership of $150,000 and $150,000 for the three months ended March 31, 2007 and 2006, respectively.

Financial Condition

The total assets of the Company at March 31, 2007 were $1.05 billion, an increase of approximately $9.7 million, or 3.7% annualized, from $1.04 billion at December 31, 2006.

Mortgage Loans Held for Sale

Mortgage loans held for sale increased $1.1 million, or 78.1% annualized, to $6.7 million at March 31, 2007 from $5.6 million at December 31, 2006.  This increase is primarily related to an increase in the volume of loans originated for sale into the secondary residential real estate loan market through the Philadelphia Financial Mortgage Company.

Securities Available for Sale

Investment securities available for sale decreased $1.2 million, or 2.8% annualized, to $163.0 million at March 31, 2007 from $164.2 million at December 31, 2006.  Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity.  The decrease in investment securities available for sale was the result of using investment security paydowns to supplement the growth in higher yielding commercial loans.  As discussed above, In March 2007, the Company restructured the available for sale investment portfolio by selling approximately $64.1 million of available for sale investment securities yielding 4.04% and reinvesting the proceeds into approximately $65.5 million of available for sale investment securities yielding 5.54%.  The Company believes this restructuring will have a positive impact on the Company’s ability to manage its balance sheet from both a market and an interest rate risk perspective which will benefit interest income, net income and earnings per common share for the remainder of 2007 and beyond.

Loans

Total loans, net of allowance for loan losses, increased to $761.2 million, or 2.1% annualized, at March 31, 2007 from $757.2 million at December 31, 2006.

The components of loans were as follows:

	March 31,	December 31,
	2007	2006
	(Dollar amounts in thousands)
Residential real estate	$208,867	$210,175
Commercial	142,113	136,666
Commercial, secured by real estate	351,951	350,149
Consumer	6,542	6,034
Home equity lines of credit	60,595	62,847
Loans	770,068	765,871

Net deferred loan fees	(1,061)	(1,088)
Allowance for loan losses	(7,792)	(7,611)
Loans, net of allowance for loan losses	$761,215	$757,172

Loans secured by real estate (not including home equity lending products) increased $494,000, or 0.4% annualized, to $560.8 million at March 31, 2007 from $560.3 million at December 31, 2006.  This increase is primarily due to an increase in originations of commercial loans secured by residential real estate.

Commercial loans increased to $494.1 million at March 31, 2007 from $486.8 million at December 31, 2006, an increase of $7.3 million, or 6.0% annualized.  The increase is due primarily to an increase in fixed-rate commercial real estate loans.  This increase is also net of approximately $149,000 of SBA loans sold during the period.  The sale of these loans is in line with the Company’s asset/liability strategy to limit interest rate risk.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2007 was $7.8 million compared to $7.6 million at December 31, 2006.  Additions to the allowance are made from time to time based upon management’s assessment of credit quality factors existing at that time.  The Company performs a review of the credit quality of its loan portfolio on a monthly basis to determine the adequacy of the allowance for loan losses.  The allowance at March 31, 2007 was 1.01% of outstanding loans compared to 1.00% of outstanding loans at December 31, 2006.  The increase in the allowance for loan losses at March 31, 2007 from December 31, 2006 is due primarily to decreased charge-offs during the period.  For the three months ended March 31, 2007, net charge-offs to average loans was -.02% annualized as compared to 0.28% for the three months ended March 31, 2006.

The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio.  Additions to the allowance are charged through the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.  Management regularly assesses the adequacy of the allowance by performing both quantitative and qualitative evaluations of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, the value of any underlying collateral, risk characteristics in the loan portfolio, local and national economic conditions, and other relevant factors.  Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.  Based upon the results of such reviews, management believes that the allowance for loan losses at March 31, 2007 was adequate to absorb credit losses inherent in the portfolio at that date.

The following table shows the activity in the Company’s allowance for loan losses:

	Three Months Ended March 31,
	2007	2006
	(Dollar amounts in thousands)

Balance of allowance for loan losses, beginning of period	$7,611	$7,619
Loans charged-off:
Commercial, financial and agricultural	(9)	(440)
Real estate — mortgage	(34)	—
Consumer	(60)	(34)
Total loans charged-off	(103)	(474)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	76	2
Real estate — mortgage	45	1
Consumer	13	7
Total recoveries	134	10
Net loans charged-off	31	(464)
Provision for loan losses	150	200
Balance, end of period	$7,792	$7,355

Net charge-offs to average loans (annualized)	-0.02%	0.28%
Allowance for loan losses to loans outstanding	1.01%	1.09%
Loans outstanding at end of period (net of unearned income)	$769,007	$675,427
Average balance of loans outstanding during the period	$768,012	$665,580

The following table summarizes the Company’s non-performing assets:

	March 31,	December 31,
	2007	2006
	(Dollar amounts in thousands)
Non-accrual loans:
Real estate	$2,090	$1,317
Consumer	264	578
Commercial, financial and agricultural	2,722	2,094
Total	5,076	3,989

Loans past due 90 days or more and still accruing:
Real estate	—	47
Consumer	14	—
Commercial, financial and agricultural	851	46
Total	865	93

Troubled debt restructurings	316	319

Total non-performing loans	6,257	4,401

Other real estate owned	590	858

Total non-performing assets	$6,847	$5,259

Non-performing loans to loans outstanding at end of period (net of unearned income)	0.81%	0.58%
Non-performing assets to loans outstanding at end of period (net of unearned income) plus OREO	0.89%	0.69%

Premises and Equipment

Components of premises and equipment were as follows:

	March 31,	December 31,
	2007	2006
	(Dollar amounts in thousands)

Land and land improvements	$263	$263
Buildings	857	858
Leasehold improvements	3,419	3,398
Furniture and equipment	9,752	9,463
	14,291	13,982

Less: accumulated depreciation	7,437	7,041
Premises and equipment, net	$6,854	$6,941

Deposits

Total deposits at March 31, 2007 were $734.3 million compared to $702.8 million at December 31, 2006, an increase of $31.5 million, or 17.9% annualized.

The components of deposits were as follows:

	March 31,	December 31,
	2007	2006
	(Dollar amounts in thousands)

Demand, non-interest bearing	$113,568	$108,549
Demand, interest bearing	216,870	209,875
Savings	77,587	80,982
Time, $100,000 and over	101,347	97,419
Time, other	224,975	206,014
Total deposits	$734,347	$702,839

The increase in interest bearing deposits is due primarily to an increase in time deposits with the majority of these deposits maturing in one year or less.  Management continues to promote these types of deposits through a disciplined pricing strategy as a means of managing the Company’s overall cost of funds, as well as, management’s continuing emphasis on commercial and retail marketing programs and customer service.

Borrowings

Total debt decreased by $9.3 million, or 17.5% annualized, to $203.4 million at March 31, 2007 from $212.7 million at December 31, 2006.  The decrease in total debt and borrowings was primarily due to overnight federal funds which decreased to $69.6 million at March 31, 2007 from $82.1 million at December 31, 2006 and by long term debt which decreased to $17.5 million at March 31, 2007 from $19.5 million at December 31, 2006.  The net decrease in borrowed funds was due primarily to deposits increasing to $734.3 million at March 31, 2007 from $702.8 million at December 31, 2006.  Securities sold under agreements to repurchase increased by $5.2 million, or 23.0% annualized, for the three months ended March 31, 2007.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	March 31,	December 31,
	2007	2006
	(Dollar amounts in thousands)

Loan origination committments	$66,698	$82,123
Unused lines of credit	236,413	197,576
Standby letters of credit	19,875	18,862

Capital

Total shareholders’ equity increased $862,000, or 3.4% annualized, to $103.0 million at March 31, 2007 from $102.1 million at December 31, 2006.  The increase is the net result of net income for the period of $401,000 less dividends declared of $1.0 million, proceeds of $271,000 from the issuance of shares of common stock under the Company’s employee benefit and director compensation plans, net decrease in the unrealized loss on securities available for sale, net of tax, of $1.6 million, the reissuance of treasury stock of $320,000 primarily in connection with earn-outs of contingent consideration to principals from the acquisition of The Boothby Group insurance agency and First Affiliated Investments.  Also included in shareholders’ equity for the three month period ended March 31, 2007 was $531,000 in a cumulative-effect adjustment to retained earnings, net of tax, due to the adoption of SFAS No. 159.

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

An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders’ equity less intangible assets (Tier I risk-based capital), to average quarterly assets less intangible assets.  The leverage ratio at March 31, 2007 was 8.05% compared to 8.24% at December 31, 2006.  This increase is primarily the result of a proportionate increase in average assets compared to Tier I risk-based capital.  For the three months ended March 31, 2007, the capital ratios were above minimum regulatory guidelines.

As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy.  Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments.  For the Company, Tier I risk-based capital consists of common shareholders’ equity less intangible assets plus the junior subordinated debt, and Tier II risk-based capital includes the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets.  By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier I risk-based capital.  In addition, federal banking regulating authorities have issued a final rule restricting the Company’s junior subordinated debt to 25% of Tier I risk-based capital.  Amounts of junior subordinated debt in excess of the 25% limit generally may be included in Tier II risk-based capital.  The final rule provides a five-year transition period, ending March 31, 2009.  At March 31, 2007, the entire amount of these securities was allowable to be included as Tier I risk-based capital for the Company.  For both periods, the capital ratios were above minimum regulatory guidelines.

The following table sets forth the Company’s risk-based capital amounts and ratios.

	March 31,	December 31,
	2007	2006
	(Dollar amounts in thousands)

Tier I
Common shareholders’ equity excluding unrealized gains (losses) on securities	$103,232	$102,130
Disallowed intangible assets	(43,201)	(43,338)
Junior subordinated debt	20,000	20,000
Tier II
Allowable portion of allowance for loan losses	7,792	7,611
Unrealized losses on available for sale equity securities	628	2,296
Total risk-based capital	$88,451	$88,699
Risk adjusted assets (including off-balance sheet exposures)	$796,383	$796,229

Leverage ratio	8.05%	8.24%
Tier I risk-based capital ratio	10.13%	10.18%
Total risk-based capital ratio	11.11%	11.14%

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

At March 31, 2007, the Company had a total of $203.6 million, or 19.4%, of total assets in borrowed funds.  These borrowings included $96.2 million of repurchase agreements, $69.6 million of federal funds purchased, $17.5 million of term borrowings with the Federal Home Loan Bank, and $20.3 million in junior subordinated debt.  The FHLB borrowings have final maturities ranging from May 2007 through February 2008 at interest rates ranging from 2.67% to 3.52%.  At March 31, 2007, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $210.1 million.  The Company remains slightly liability sensitive and will continue its strategy to originate adjustable rate commercial and installment loans and use investment security cash flows and non-interest bearing and core deposits and repurchase agreements to reduce the overnight borrowings to maintain a more neutral gap position.

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

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company’s assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC.

Item 4 — Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2007.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures are effective as of such date.

There have been no material changes in the Company’s internal control over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1	Legal Proceedings — None

Item 1A	Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Please refer to that section for disclosures regarding the risks and uncertainties related to the company’s business.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

No shares of the Company’s common stock were repurchased by the Company during the three month period ended March 31, 2007. The maximum number of shares that may yet be purchased under the current plan is 50,513.

Item 3	Defaults Upon Senior Securities — None

Item 4	Submission of Matters to Vote of Security Holders — None

Item 5	Other Information — None

Item 6         Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003).

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 18, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEESPORT FINANCIAL CORP.
(Registrant)

Dated: May 15, 2007	By	/s/	ROBERT D. DAVIS

Robert D. Davis
President and Chief
Executive Officer

Dated: May 15, 2007	By	/s/	EDWARD C. BARRETT

Edward C. Barrett
Executive Vice President and
Chief Financial Officer