Form 10-Q
period 2007-06-30
LEESPORT FINANCIAL CORP
filed 2007-08-06
CIK 775662

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2007,

or

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

Number of Shares Outstanding
as of August 3, 2007
COMMON STOCK ($5.00 Par Value)	5,743,204
(Title of Class)	(Outstanding Shares)

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

Part I — FINANCIAL INFORMATION

Item 1 — Financial Statements

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Cash and due from banks	$22,664	$21,084
Interest-bearing deposits in banks	780	751

Total cash and cash equivalents	23,444	21,835

Mortgage loans held for sale	5,956	5,582
Securities available for sale	171,392	164,180
Securities held to maturity, fair value 2007 - $3,150; 2006 - $3,250	3,097	3,117
Loans, net of allowance for loan losses 2007 - $7,492; 2006 - $7,611	776,251	757,172
Premises and equipment, net	6,666	6,941
Identifiable intangible assets	4,199	4,514
Goodwill	39,189	39,189
Bank owned life insurance	17,516	17,190
Other assets	21,249	21,912

Total assets	$1,068,959	$1,041,632

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$110,525	$108,549
Interest bearing	657,775	594,290

Total deposits	768,300	702,839

Securities sold under agreements to repurchase	99,469	90,987
Federal funds purchased	50,973	82,105
Long-term debt	15,500	19,500
Junior subordinated debt, at fair value as of June 30, 2007	20,359	20,150
Other liabilities	11,421	23,921

Total liabilities	966,022	939,502

Shareholders’ equity
Common stock, $5.00 par value; authorized 20,000,000 shares; issued: 5,741,283 shares at June 30, 2007 and 5,454,589 shares at December 31, 2006	28,706	27,273
Surplus	63,726	58,733
Retained earnings	14,736	20,302
Accumulated other comprehensive loss	(2,884)	(2,526)
Treasury stock; 54,853 shares at June 30, 2007 and 68,234 shares at December 31, 2006, at cost	(1,347)	(1,652)

Total shareholders’ equity	102,937	102,130

Total liabilities and shareholders’ equity	$1,068,959	$1,041,632

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Interest income:
Interest and fees on loans	$14,829	$12,785	$29,323	$24,901
Interest on securities:
Taxable	1,983	1,848	3,704	3,661
Tax-exempt	135	214	270	417
Dividend income	155	162	382	311
Other interest income	9	3	18	7

Total interest income	17,111	15,012	33,697	29,297

Interest expense:
Interest on deposits	6,211	4,790	12,010	9,218
Interest on short-term borrowings	837	743	1,914	1,367
Interest on securities sold under agreement to repurchase	998	634	1,939	1,187
Interest on long-term debt	143	347	299	701
Interest on junior subordinated debt	466	454	949	866

Total interest expense	8,655	6,968	17,111	13,339

Net Interest Income	8,456	8,044	16,586	15,958
Provision for loan losses	148	225	298	425

Net Interest Income after provision for loan losses	8,308	7,819	16,288	15,533

Other income:
Customer service fees	683	651	1,329	1,341
Mortgage banking activities	539	847	1,092	1,902
Commissions and fees from insurance sales	2,981	2,862	5,706	5,535
Brokerage and investment advisory commissions and fees	236	185	462	377
Earnings on investment in life insurance	191	129	390	256
Gain on sale of loans	81	—	91	8
Other Income	443	502	922	930
Net realized (losses) gains on sales of securities	—	105	(2,493)	209

Total other income	5,154	5,281	7,499	10,558

Other expense:
Salaries and employee benefits	5,422	5,823	11,029	11,402
Occupancy expense	1,046	1,088	2,147	2,293
Furniture and equipment expense	650	679	1,291	1,340
Marketing and advertising expense	466	427	773	721
Amortization of identifiable intangible assets	158	160	315	320
Professional services	409	341	753	568
Outside processing	827	748	1,606	1,480
Insurance expense	162	142	316	251
Other expense	1,066	1,069	2,174	2,137

Total other expense	10,206	10,477	20,404	20,512

Income before income taxes	3,256	2,623	3,383	5,579
Income taxes	754	608	480	1,290

Net income	$2,502	$2,015	$2,903	$4,289

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended			Six Months Ended
	June 30, 2007	June 30, 2006		June 30, 2007	June 30, 2006

EARNINGS PER SHARE DATA

Average shares outstanding	5,685,566	5,597,706	*	5,680,091	5,598,206
Basic earnings per share	$0.44	$0.36	*	$0.51	$0.77
Average shares outstanding for diluted earnings per share	5,712,368	5,657,354	*	5,711,683	5,660,876
Diluted earnings per share	$0.44	$0.36	*	$0.51	$0.76
Cash dividends declared per share	$0.19	$0.17	*	$0.37	$0.34

*References to share amounts and per-share amounts were restated to reflect the 5% stock dividend distributed to shareholders on June 15, 2007.

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2007 and 2006

(Dollar amounts in thousands, except per share data)

	Common Stock				Accumulated
	Number of				Other
	Shares			Retained	Comprehensive	Treasury
	Issued	Par Value	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2006	5,454,589	$27,273	$58,733	$20,302	$(2,526)	$(1,652)	$102,130

Adjustment to opening balance, net of tax, for the adoption of SFAS No. 159 (see Note 10)	—	—	—	(409)	—	—	(409)

Adjusted opening balance, January 1, 2007	5,454,589	27,273	58,733	19,893	(2,526)	(1,652)	101,721

Comprehensive income:
Net income	—	—	—	2,903	—	—	2,903
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(358)	—	(358)
Total comprehensive income							2,545

Additional consideration in connection with acquisitions	—	—	15	—	—	305	320

Common stock dividend (5%)	270,413	1,352	4,591	(5,943)	—	—	—

Common stock issued in connection with directors’ compensation	9,323	47	176	—	—	—	223
Common stock issued in connection with director and employee stock purchase plans	6,958	34	78	—	—	—	112
Tax benefits from employee stock transactions	—	—	12	—	—	—	12
Compensation expense related to stock options	—	—	121	—	—	—	121

Cash dividends declared ($0.37 per share)	—	—	—	(2,117)	—	—	(2,117)
Balance, June 30, 2007	5,741,283	$28,706	$63,726	$14,736	$(2,884)	$(1,347)	$102,937

	Common Stock				Accumulated
	Number of				Other
	Shares			Retained	Comprehensive	Treasury
	Issued	Par Value	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2005	5,111,178	$25,556	$52,581	$20,790	$(3,143)	$(1,028)	$94,756

Comprehensive income:
Net income	—	—	—	4,289	—	—	4,289
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(1,962)	—	(1,962)
Total comprehensive income							2,327

Purchase of treasury stock (45,000 shares)	—	—	—	—	—	(1,118)	(1,118)
Reissuance of treasury stock (24,478 shares)	—	—	256	—	—	454	710

Common stock dividend (5%)	253,241	1,266	4,453	(5,719)			—

Common stock issued in connection with directors’ compensation	—	—	171	—	—	—	171
Common stock issued in connection with director and employee stock purchase plans	32,555	163	153	—	—	—	316
Tax benefits from employee stock transactions	—	—	31	—	—	—	31
Compensation expense related to stock options	—	—	85	—	—	—	85

Cash dividends declared ($0.34 per share)	—	—	—	(1,884)	—	—	(1,884)
Balance, June 30, 2006	5,396,974	$26,985	$57,730	$17,476	$(5,105)	$(1,692)	$95,394

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Six Months Ended
	June 30,	June 30,
	2007	2006
Cash Flows From Operating Activities
Net income	$2,903	$4,289
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	298	425
Provision for depreciation and amortization of premises and equipment	781	847
Amortization of identifiable intangible assets	315	320
Deferred income taxes	11	864
Director stock compensation	222	171
Net amortization of securities premiums and discounts	88	141
Amortization of mortgage servicing rights	14	15
Decrease in mortgage servicing rights	14	—
Net realized gains on sales of foreclosed real estate	(7)	(13)
Net realized losses (gains) on sales of securities	2,493	(209)
Proceeds from sales of loans held for sale	58,650	102,184
Net gains on sale of loans	(992)	(1,602)
Loans originated for sale	(58,032)	(96,738)
Increase in investment in life insurance	(326)	(224)
Compensation expense related to stock options	121	85
Net change in fair value of liabilities	(24)	—
Decrease in accrued interest receivable and other assets	900	721
Decrease in accrued interest payable and other liabilities	(12,780)	(1,367)

Net Cash (Used In) Provided by Operating Activities	(5,671)	9,199

Cash Flow From Investing Activities
Investment securities:
Purchases - available for sale	(87,640)	(13,335)
Principal repayments, maturities and calls - available for sale	13,191	14,910
Principal repayments, maturities and calls - held to maturity	—	—
Proceeds from sales	62,993	911
Net increase in loans receivable	(20,595)	(44,468)
Proceeds from sale of loans	1,218	331
Net decrease in Federal Home Loan Bank Stock	1,140	1,014
Net decrease (increase) in foreclosed real estate	275	(171)
Purchases of premises and equipment	(779)	(590)
Disposals of premises and equipment	273	43
Net Cash Used in Investing Activities	(29,924)	(41,355)

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollar amounts in thousands)

	Six Months Ended
	June 30,	June 30,
	2007	2006
Cash Flow From Financing Activities
Net increase in deposits	65,461	33,642
Net decrease in federal funds purchased	(31,132)	(6,469)
Net increase in securities sold under agreements to repurchase	8,482	3,457
Repayments of long-term debt	(4,000)	(4,000)
Purchase of treasury stock	—	(1,118)
Proceeds from the exercise of stock options and stock purchase plans	113	316
Tax benefits from employee stock transactions	12	31
Cash dividends paid	(2,052)	(1,826)
Net Cash Provided by Financing Activities	37,204	24,743

Increase (Decrease) in cash and cash equivalents	1,609	(7,413)
Cash and Cash Equivalents:
January 1	21,835	29,131
June 30	$23,444	$21,718

Cash Payments For:
Interest	$16,886	$13,091
Taxes	$900	$1,310

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

The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.  For purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, and interest bearing deposits in other banks.  For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.                               Earnings Per Common Share

On May 15, 2007, the Company declared a 5% stock dividend on common stock outstanding payable June 15, 2007 to shareholders of record on June 1, 2007.  The stock dividend resulted in the issuance of 270,413 additional common shares.  All per share data have been adjusted for the effect of the stock dividend.

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

Earnings per common share for the respective periods indicated have been computed based upon the following:

	Three Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2007	2006		2007	2006
	(Dollar amounts in thousands)

Net income available to shareholders	$2,903	$4,289		$401	$2,274

Average shares outstanding	5,685,566	5,597,706	*	5,680,091	5,598,206	*
Effect of dilutive stock options	26,802	59,648	*	31,592	62,670	*

Average number of shares used to calculate diluted earnings per share	5,712,368	5,657,354	*	5,711,683	5,660,876	*

*                    References to share amounts and per-share amounts were restated to reflect the 5% stock dividend distributed to shareholders on June 15, 2007.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Dollar amounts in thousands)

Unrealized holding losses on available for sale securities	$(2,962)	$(2,211)	$(3,036)	$(2,766)
Reclassification adjustment for losses (gains) realized in income	—	(105)	2,493	(209)
Net unrealized losses	(2,962)	(2,316)	(543)	(2,975)
Income tax effect	1,007	787	185	1,013

Other comprehensive loss	$(1,955)	$(1,529)	$(358)	$(1,962)

4.                                 Guarantees

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $19.8 million and $18.9 million of financial and performance standby letters of credit as of June 30, 2007 and December 31, 2006, respectively.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next 24 months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of June 30, 2007 and December 31, 2006 for guarantees under standby letters of credit is not material.

5.                                 Segment Information

The Company’s insurance operations, investment operations and mortgage banking operations are managed separately from the traditional banking and related financial services that the Company also offers.  The mortgage banking operation offers residential lending products and generates revenue primarily through gains recognized on loan sales.  The insurance operation utilizes insurance companies and acts as an agent or brokers to provide coverage for commercial, individual, surety bond, and group and personal benefit plans.  The investment operation provides services for individual financial planning, retirement and estate planning, investments, corporate and small business pension and retirement planning.

	Banking and Financial Services	Mortgage Banking	Insurance Services	Investment Services	Total
	(Dollar amounts in thousands)
Three months ended June 30, 2007
Net interest income and other income from external sources	$9,667	$712	$2,965	$266	$13,610
Income (loss) before income taxes	2,455	153	656	(8)	3,256

Three months ended June 30, 2006
Net interest income and other income from external sources	$9,174	$1,043	$2,919	$189	$13,325
Income (loss) before income taxes	2,019	46	614	(56)	2,623

Six Months Ended June 30, 2007
Net interest income and other income from external sources	$16,443	$1,453	$5,678	$511	$24,085
Income (loss) before income taxes	2,056	325	1,019	(17)	3,383

Six Months Ended June 30, 2006
Net interest income and other income from external sources	$18,083	$2,426	$5,613	$394	$26,516
Income (loss) before income taxes	4,304	374	989	(88)	5,579

6.                                 Stock Incentive Plans

The Company has an Employee Stock Incentive Plan (ESIP) that covers all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors.  The total number of shares of common stock that may be issued pursuant to the ESIP is 486,781.  The option price for options issued under the Plan must be at least equal to 100% of the fair market value of the common stock on the date of grant and shall not be less than the stock’s par value.  Options granted under the Plan have various vesting periods ranging from immediate up to 5 years, 20% exercisable not less than one year after the date of grant, but no later than ten years after the date of grant in accordance with the vesting.  Vested options expire on the earlier of ten years after the date of grant, three months from the participant’s termination of employment or one year from the date of the participant’s death or disability. As of June 30, 2007, a total of 7,953 shares are available for issue under the ESIP.

The Company has an Independent Directors Stock Option Plan (IDSOP).  The total number of shares of common stock that may be issued pursuant to the IDSOP is 121,695.  The Plan covers all directors of the Company who are not employees and former directors who continue to be employed by the Company.  The option price for options issued under the Plan will be equal to the fair market value of the Company’s common stock on the date of grant. Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Company or the cessation of the participant’s employment, or twelve months from the date of the participant’s death or disability. As of June 30, 2007, a total of 1,020 shares are available for issue under the IDSOP.

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

The revised Statement requires entities to disclose information about the nature of the share-based payment transaction and the effects of those transactions on the financial statements.  Statement No. 123 (R) is effective for fiscal periods beginning after June 15, 2005.  All public companies must use either the modified prospective or the modified retrospective transition method.  Effective January 1, 2006, the Company has adopted the modified prospective method.  Using the modified prospective method, the Company’s total stock-based compensation expense for the three months ended June 30, 2007 and 2006 was approximately $32,000 and $48,000, respectively.  Using the modified prospective method, the Company’s total stock-based compensation expense for the six months ended June 30, 2007 and 2006 was approximately $121,000 and $85,000, respectively.  Total stock-based compensation expense, net of related tax effects, was approximately $21,000 and $32,000 for the three months ended June 30, 2007 and 2006, respectively.  Total stock-based compensation expense, net of related tax effects, was approximately $80,000 and $56,000 for the six months ended June 30, 2007 and 2006, respectively.  Any additional impact that the adoption of this statement will have on our results of operations will be determined by share-based payments granted in future periods.  Cash flows from financing activities included in cash inflows from excess tax benefits related to stock compensation were approximately $12,000 and $31,000 for the six months ended June 30, 2007 and 2006, respectively.  Total unrecognized compensation cost related to non-vested stock options at June 30, 2007 was approximately $524,000.

Stock option transactions under the Plans for the six months ended June 30, 2007, as adjusted for the 5% stock dividend, were as follows:

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Term
	Options	Price	Value	(in years)
Outstanding at the beginning of the year	438,502	$20.20
Granted	4,978	23.45
Exercised	(5,249)	13.42
Expired	(1,164)	21.63
Forfeited	(6,802)	21.80
Outstanding as of June 30, 2007	430,265	$20.29	$562,596	7.7
Exercisable as of June 30, 2007	258,128	$18.93	$531,486	6.9

The fair value of options granted for the six month periods ended June 30, 2007 and 2006 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended
	2007	2006

Dividend yield	3.06%	2.73%
Expected life	7 years	7 years
Expected volatility	16.91%	17.60%
Risk-free interest rate	4.74%	4.89%
Weighted average fair value of options granted	$4.52	$5.08

On April 17, 2007, shareholders approved the Leesport Financial Corp. 2007 Equity Incentive Plan (the “Equity Incentive Plan”).  The total number of shares which may be granted under the Equity Incentive Plan is equal to 12.5% of the outstanding shares of the Company’s common stock on the date of approval of the Plan by shareholders (676,572 shares), and is subject to automatic annual increases by an amount equal to 12.5% of any increase in the number of the Company’s outstanding shares of common stock during the preceding year or such lesser number as determined by the Company’s board of directors.  The Equity Incentive Plan covers all employees and non-employee directors of the Company and its subsidiaries.  Incentive stock options, nonqualified stock options and restricted stock grants are authorized for issuance under the Equity Incentive Plan.  The exercise price for stock options granted under the Equity Incentive Plan must equal the fair market value of the Company’s common stock on the date of grant.  Vesting of awards under the Equity Incentive Plan is determined by the Human Resources Committee of the board of directors, but must be at least one year.  The committee may also subject an award to one or more performance criteria.  Stock options and restricted stock awards generally expire upon termination of employment.  In certain instances after an optionee terminates employment or service, the Committee may extend the exercise period for a vested nonqualified stock option up to the remaining term of the option.  A vested incentive stock option must be exercised within three months following termination of employment.  Performance goals generally cannot be accelerated or waived except in the event of a change in control or upon death, disability or retirement.

No new options or restricted stock awards were granted for the three month period ended June 30, 2007.

7.                                 Debt and Borrowings

Total debt decreased by $26.4 million, or 24.9% annualized, to $186.3 million at June 30, 2007 from $212.7 million at December 31, 2006.  The decrease in total debt and borrowings was primarily due to an increase in organic growth in total deposits of $65.5 to $768.3 million at June 30, 2007 from $702.8 million at December 31, 2006.

8.                                 Investment in Limited Partnership

On December 29, 2003, the Bank entered into a limited partner subscription agreement with Midland Corporate Tax Credit XVI Limited Partnership, where the Bank will receive special tax credits and other tax benefits. The Bank subscribed to a 6.2% interest in the partnership, which is subject to an adjustment depending on the final size of the partnership at a purchase price of $5 million. This investment is included in other assets and is not guaranteed.  It is accounted for in accordance with Statement of Position (SOP) 78-9, “Accounting for Investments in Real Estate Ventures,” using the equity method. This agreement was accompanied by a payment of $1.7 million.  The associated non-interest bearing promissory note payable included in other liabilities was zero at June 30, 2007.  Installments were paid as requested.

9.             Recently Issued Accounting Standards

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits certain financial assets and financial liabilities to be measured at fair value, using an instrument-by-instrument election. The initial effect of adopting SFAS No. 159 must be accounted for as a cumulative-effect adjustment to opening retained earnings for the year in which SFAS No. 159 is applied.  Retrospective application of SFAS No. 159 to years preceding the effective date is not permitted.  The Company elected to early adopt SFAS No. 159 as of January 1, 2007.  This adoption resulted in a one-time cumulative after-tax charge of $409,000 ($619,000 pre-tax) to opening retained earnings as of January 1, 2007.  See Note 10, “Fair Value,” for additional information.

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

In February 2007, the FASB issued FASB Staff Position (FSP) FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No 106 and to the Related Staff Implementation Guides.” This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The conforming amendments in this FSP shall be applied upon adoption of SFAS No. 158.  The Company does not expect it to have a material impact on the Company’s consolidated financial statements.

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

In April 2007, the FASB directed the FASB Staff to issue FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances.  FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted.  The Company is currently assessing the impact of FIN 39-1on its consolidated financial position and results of operations.

In May 2007, the FASB directed the FASB Staff to issue FASB Staff Position No. FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies” (“FSP FIN 46(R)-7”). FSP FIN 46(R)-7 makes permanent the temporary deferral of the application of the provisions of FIN 46(R) to unregistered investment companies, and extends the scope exception from applying FIN 46(R) to include registered investment companies. FSP FIN 46(R)-7 is effective upon adoption of SOP 07-1.  The Company is currently assessing the impact of FIN 46(R)-7 on its consolidated financial position and results of operations.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1).  FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP FIN 48-1 is effective retroactively to January 1, 2007.  The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2007, the AICPA issued Statement of Position (“SOP”) No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”).  SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide Investment Companies must be applied by an entity and whether those accounting principles must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting.  The SOP is effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged.  The Company is currently assessing the impact of SOP 07-1 on its consolidated financial position and results of operations.

10.           Fair Value

Effective January 1, 2007, the Company elected early adoption of SFAS No. 159 and 157.  SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified elections dates.

Fair Value Measurements (SFAS No. 157)

Liabilities, at fair value, consist of the following:

June 30,
2007
(In thousands)

Junior subordinated debt	$20,359

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of June 30, 2007 by level within the fair value hierarchy.  As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2007
	Level I	Level II	Level III	Total
	(In thousands)

Assets:
Securities available for sale	$—	$171,392	$—	$171,392

Liabilities:
Junior subordinated debt	$—	$20,359	$—	$20,359

Fair Value Measurements (SFAS No. 159)

The Company elected to early adopt SFAS No. 159 as of January 1, 2007.  Early adoption was elected to accommodate balance sheet strategies to facilitate the Company’s regulatory capital, liquidity management and interest rate risk management.  The Company adopted the fair value option for its junior subordinated debt that had been carried at approximately $20.2 million at December 31, 2006.  Effective January 1, 2007, junior subordinated debt was accounted for at their then fair value. This resulted in a one-time cumulative after-tax charge of $409,000 ($619,000 pre-tax) to opening retained earnings as of January 1, 2007.  As a result of the change in fair value of the junior subordinated debt, included in other non-interest income for the first six months of 2007 is a pre-tax loss of approximately $24,000.

The following table presents information about the eligible financial liabilities for which the Company elected the fair value measurement option and for which a transition adjustment was recorded to retained earnings as of January 1, 2007:

	January 1, 2007 (Carrying value prior to adoption)	Cumulative- effect adjustment to January 1, 2007 retained earnings-loss	January 1, 2007 fair value (Carrying value after adoption)
	(In thousands)
Liabilities:
Junior subordinated debt	$20,150	$185	$20,335
Total Liabilities	$20,150	$185	$20,335

Pre-tax cumulative effect of adoption of SFAS No. 159		$185
Unamortized deferred issuance costs		$434
Income tax benefit		(210)
Cumulative effect of adoption of SFAS No. 159		$409

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

Results of Operations

OVERVIEW

Net income for the Company for the quarter ended June 30, 2007 was $2.50 million, an increase of 24.2%, as compared to $2.02 million for the same period in 2006.  For the first six months of 2007, net income was $2.90 million, a decrease of 32.3%, as compared to $4.29 million for the same period in 2006.  Basic and diluted earnings per share for the second quarter of 2007 were $.44 and $.44, respectively, compared to basic and diluted earnings per share of $.36 and $.36, respectively, for the same period of 2006.  For the first six months of 2007, basic and diluted earnings per share were $.51 and $.51, respectively, compared to basic and diluted earnings per share of $.76 and $.75, respectively, for the same period of 2006.  Earnings per share amounts reflect a 5% stock dividend distributed to shareholders on June 15, 2007.  The decrease in net income for the first six months of 2007 was due primarily to the recognition of a $1.6 million (after-tax) loss from the sale of $64.1 million in available for sale securities in the first quarter of 2007.

The following are the key ratios for the Company:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Return on average assets	0.95%	0.83%	0.56%	0.89%
Return on average shareholders’ equity	9.64%	8.40%	5.65%	9.01%
Dividend payout ratio	43.18%	48.65%	72.55%	44.30%
Average shareholders’ equity to average assets	9.90%	9.83%	9.88%	9.88%

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

Net interest income before the provision for loan losses for the three months ended June 30, 2007 was $8.7 million, an increase of $0.4 million, or 5.4%, compared to the $8.3 million reported for the second quarter of 2006.  Net interest income before the provision for loan losses for the six months ended June 30, 2007 was $17.1 million, an increase of $0.6 million, or 3.6%, compared to the $16.5 million reported for the same period in 2006.  The net interest margin decreased to 3.70% for the second quarter of 2007 from 3.80% for the second quarter of 2006.  The net interest margin decreased to 3.66% for the first six months of 2007 from 3.82% for the same period in 2006.

The following summarizes net interest margin information:

	Three months ended June 30,
	2007			2006
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands, except percentages)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$607,783	$11,813	7.69	$508,044	$9,581	7.46
Mortgage	44,223	704	6.37	49,327	805	6.53
Consumer	128,174	2,492	7.80	133,541	2,499	7.51
Other	—	—	—	242	—	—
Investments (2)	168,523	2,384	5.66	184,676	2,378	5.15
Other short-term investments	863	9	4.50	203	3	5.93
Total interest-earning assets	$949,566	$17,402	7.25	$876,033	$15,266	6.89

Interest-Bearing Liabilities:
Transaction accounts	$304,741	$2,202	2.90	$286,779	$1,753	2.45
Certificates of deposit	331,678	4,009	4.85	287,579	3,037	4.24
Securities sold under agreement to repurchase	95,190	998	4.15	65,494	634	3.83
Short-term borrowings	62,312	837	5.32	57,705	743	5.17
Long-term borrowings	16,335	143	3.48	39,835	347	3.45
Junior subordinated debt	20,330	466	9.17	20,150	454	9.05
Total interest-bearing liabilities	830,586	8,655	4.18	757,542	6,968	3.69
Noninterest-bearing deposits	108,296	—		115,957	—
Total cost of funds	$938,882	8,655	3.70	$873,499	6,968	3.20
Net interest margin (fully taxable equivalent)		$8,747	3.70		$8,298	3.80

(1)          Loan fees have been included in the interest income totals presented.  Nonaccrual loans have been included in average loan balances.

(2)          Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands, except percentages)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$601,678	$23,253	7.69	$499,517	$18,465	7.35
Mortgage	44,252	1,414	6.39	50,040	1,701	6.80
Consumer	130,342	4,985	7.71	134,206	4,929	7.41
Other	—	—	—	300	—	—
Investments (2)	167,330	4,580	5.48	184,460	4,694	5.09
Federal funds sold	—	—	0.00	17	—	4.53
Other short-term investments	828	18	4.49	287	6	4.58
Total interest-earning assets	$944,430	$34,250	7.21	$868,827	$29,795	6.82

Interest-Bearing Liabilities:
Transaction accounts	$301,180	$4,321	2.89	$289,624	$3,430	2.39
Certificates of deposit	323,499	7,689	4.79	280,012	5,788	4.17
Securities sold under agreement to repurchase	93,250	1,939	4.14	64,641	1,187	3.65
Short-term borrowings	71,316	1,914	5.41	55,871	1,367	4.93
Long-term borrowings	17,262	299	3.45	40,757	701	3.42
Junior subordinated debt	20,243	949	9.45	20,150	866	8.67
Total interest-bearing liabilities	826,750	17,111	4.17	751,055	13,339	3.58
Noninterest-bearing deposits	105,932	—		113,881	—
Total cost of funds	$932,682	17,111	3.70	$864,936	13,339	3.11
Net interest margin (fully taxable equivalent)		$17,139	3.66		$16,456	3.82

Average interest-earning assets for the three months ended June 30, 2007 were $949.6 million, a $73.6 million, or 8.4%, increase over average interest-earning assets of $876.0 million for the same period in 2006.  Average interest-earning assets for the six months ended June 30, 2007 were $944.4 million, a $75.6 million, or 8.7%, increase over average interest-earning assets of $868.8 million for the same period in 2006.  The yield on average interest-earning assets increased by 36 basis points to 7.25% for the second quarter of 2007, compared to 6.89% for the same period in 2006.  The yield on average interest-earning assets increased by 39 basis points to 7.21% for the first six months of 2007, compared to 6.82% for the same period in 2006.

Average interest-bearing liabilities for the three months ended June 30, 2007 were $830.6 million, a $73.1 million, or 9.6%, increase over average interest-bearing liabilities of $757.5 million for the same period in 2006.  Average interest-bearing liabilities for the six months ended June 30, 2007 were $826.8 million, a $75.7 million, or 10.1%, increase over average interest-bearing liabilities of $751.1 million for the same period in 2006.  Average noninterest-bearing deposits decreased to $108.3 million for the three months ended June 30, 2007, from $116.0 million for the same time period of 2006.  Average noninterest-bearing deposits decreased to $105.9 million for the six months ended June 30, 2007, from $113.9 million for the same time period of 2006.  The average interest rate paid on total non interest-bearing and interest-bearing liabilities increased by 50 basis points to 3.70% for the three months ended June 30, 2007, compared to 3.20% for the same period in 2006.  The average interest rate paid on total non interest-bearing and interest-bearing liabilities increased by 59 basis points to 3.70% for the six months ended June 30, 2007, compared to 3.11% for the same period in 2006.

The increase in net interest income during the first six months of 2007, as compared to the same period in 2006, was primarily the result of an increase in average earning assets and earning asset yields.  Average earning assets increased due mainly to an increase in commercial loans.  Average commercial loans increased by $102.2 million, or 20.5%, from June 30, 2006 to June 30, 2007.  Earning asset yields on commercial and installment loans increased due mainly to a higher average prime rate for the six months ended June 30, 2007 compared to the same period in 2006.  Earning asset yields on investment securities increased from 5.1% at June 30, 2006 to 5.48% at June 30, 2007.  In March 2007, the Company restructured the investment portfolio by selling approximately $64.1 million of available for sale investment securities yielding 4.04% and reinvesting the proceeds into approximately $65.5 million of available for sale investment securities yielding 5.54%.

Interest expense increased during the first six months of 2007 along with the overall growth in funding sources.  The average rate paid on interest-bearing liabilities increased from 3.58% at June 30, 2006 to 4.17% at June 30, 2007.  Total cost of funds increased from 3.11% in 2006 to 3.70% in 2007.  The increase in interest-bearing deposit rates was the result of management’s disciplined approach to deposit pricing in response to the increase in short-term interest rates, as well as, the effect of longer-term certificates of deposit maturing during the period and repricing at higher rates.  Average interest bearing deposits increased $55.0 million or 9.7% from June 30, 2006 to June 30, 2007 due primarily to strong organic growth in deposits.  Comparing June 30, 2006 to June 30, 2007, average interest-bearing wholesale funding grew by $20.6 million providing all of the funding needed for the $75.1 million in average loan and investment security growth.

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2007 was $148,000 compared to $225,000 for the same period of 2006.  The provision for loan losses for the six months ended June 30, 2007 was $298,000 compared to $425,000 for the same period of 2006.  The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio.  The decrease in the provision for the six months ended June 30, 2007 is due primarily to the result of management’s evaluation and classification of the credit quality of the loan portfolio utilizing a qualitative and quantitative internal loan review process.  Although non-performing loans increased $559,000 in the second quarter of 2007, substandard but currently performing loans decreased by $3.0 million during the same period.  Management has determined that the current allowance for loan losses is adequate.  The Company continues to maintain strong asset quality ratios in light of the continued growth in the Company’s loan portfolio and management’s assessment of the credit quality factors existing at this time.  The ratio of the allowance for loan losses to loans outstanding at June 30, 2007 and December 31, 2006 was 0.96% and 1.00%, respectively.  Please see further discussion under the caption “Allowance for Loan Losses.”

Other Income

Total non-interest income for the three months ended June 30, 2007 decreased 2.4% to $5.2 million compared to $5.3 million for the same period in 2006.  Total non-interest income for the six months ended June 30, 2007 decreased 29.0% to $7.5 million compared to $10.6 million for the same period in 2006.

No securities gains or losses were recorded for the three months ended June 30, 2007 compared to net security gains of $105,000 for the same period in 2006.  Net securities losses were $2.5 million for the six months ended June 30, 2007 compared to net security gains of $209,000 for the same period in 2006.  The net securities losses for the six months ended June 30, 2007 were primarily due to the sale of $64.1 million in lower-yielding available for sale securities as part of a balance sheet restructuring completed in the first quarter of 2007.

Customer service fees increased 4.9% for the second quarter of 2007 as compared to the same period in 2006, to $683,000 from $651,000.  Customer service fees remained consistent at $1.3 million for the six months ended June 30, 2007 compared to the same period in 2006.  The increase in customer service fees for the second quarter is primarily due to an increase in non-sufficient funds transactions and account analysis fees.

Revenue from mortgage banking activities for the three months ended June 30, 2007 decreased to $539,000 from $847,000, or 36.4%, compared to the same period in 2006.  For the six months ended June 30, 2007, revenue from mortgage banking activity decreased to $1.1 million from $1.9million, or 42.6%, compared to the same period in 2006.  The decrease is due primarily to a declining volume of loans sold into the secondary mortgage market.  The Company operates its mortgage banking activities through Philadelphia Financial Mortgage, a division of Leesport Bank.  Philadelphia Financial Mortgage does not underwrite any sub-prime loans.

One of the Company’s primary sources of other income is commissions and other revenue generated primarily through sales of insurance products through Essick & Barr, LLC, a wholly owned subsidiary of the Company.  Revenues from insurance operations were $3.0 million for the second quarter of 2007 compared to $2.9 million for the same period in 2006, a 4.2% increase.  Revenues from insurance operations were $5.7 million for the six months ended June 30, 2007 compared to $5.5 million for the same period in 2006, a 3.1% increase.  The increase in insurance commissions and other revenue for the three and six month periods ended June 30, 2007 is mainly attributed to increased contingency income on sales of insurance products.

Revenue from brokerage and investment advisory commissions and fee for the three months ended June 30, 2007 increased to $236,000 from $185,000, or 27.6%, for the same period in 2006.  For the six months ended June 30, 2007, revenue from brokerage and investment advisory commissions and fee activity increased to $462,000 from $377,000, or 22.5%, for the same period in 2006.  The increase is due primarily to an increase in investment advisory service activity offered through Madison Financial Advisors, LLC, a wholly owned subsidiary of the Company.

Earnings on investment in life insurance for the three months ended June 30, 2007 increased to $191,000 from $129,000, or 48.1%, for the same period in 2006.  For the six months ended June 30, 2007, earnings on investment in life insurance increased to $390,000 from $256,000, or 52.3%, for the same period in 2006.  The increase is due primarily to the purchase of $5 million of additional bank owned life insurance (“BOLI”) in the third quarter of 2006.

Other income including gain on sale of loans for the three months ended June 30, 2007 increased to $524,000 from $502,000, or 4.4%, for the same period in 2006.  For the six months ended June 30, 2007, other income including gain on sale of loans increased to $1.0 million from $938,000, or 8.0%, for the same period in 2006.  The increases for the three and six months are due primarily to gains recognized on the sale of SBA loans.

Other Expense

Total non-interest expense for the three months ended June 30, 2007 decreased 2.6% to $10.2 million compared to $10.5 million for the same period in 2006.  Total non-interest expense for the six months ended June 30, 2007 decreased 0.5% to $20.4 million compared to $20.5 million for the same period in 2006.

Salaries and benefits were $5.4 million for the three months ended June 30, 2007, a decrease of 6.9% compared to $5.8 million for the same period in 2006.  Salaries and benefits were $11.0 million for the six months ended June 30, 2007, a decrease of 3.3% compared to $11.4 million for the same period in 2006.  Included in salaries and benefits for the three months ended June 30, 2007 and June 30, 2006 were stock-based compensation costs of $32,000 and $48,000, respectively.  Included in salaries and benefits for the six months ended June 30, 2007 and June 30, 2006 were stock-based compensation costs of $121,000 and $85,000, respectively.  The overall decrease in salaries and benefits for the comparative periods is primarily attributed to the corporate-wide organizational restructuring completed in the second quarter of 2006.  Also included in salaries and benefits are total commissions paid on both mortgage origination activity through Philadelphia Financial Mortgage and investment advisory activity through Madison Financial Advisors of $414,000 for the three months ended June 30, 2007 compared to $558,000 for the same period in 2006.  Total commissions paid on both mortgage originations through Philadelphia Financial Mortgage and investment advisory activity through Madison Financial Advisors were $915,000 for the six months ended June 30, 2007 compared to $1.1 million for the same period in 2006.  Full-time equivalent (FTE) employees decreased to 321 at June 30, 2007 from 342 at June 30, 2006.

Occupancy expense and furniture and equipment expense for the three months ended June 30, 2007 decreased to $1.7 million from $1.8 million, or 4.0%, for the same period in 2006.  For the six months ended June 30, 2007, occupancy expense and furniture and equipment expense decreased to $3.4 million from $3.6 million, or 5.4%, for the same period in 2006.  The decrease for the comparative periods is due primarily to a reduction in building lease expense and equipment depreciation expense.

Marketing and advertising expense for the three months ended June 30, 2007 was $466,000 compared to $427,000 for the same period of 2006.  Marketing and advertising expense for the six months ended June 30, 2007 was $773,000 compared to $721,000 for the same period of 2006.  The Company continues its marketing campaigns targeting the greater Reading and Philadelphia regions.  These marketing efforts coincide with a more cohesive and strategic branding approach designed to focus on our overall portfolio of banking, insurance and wealth management products and services.

Professional services expense and outside processing expense for the three months ended June 30, 2007 increased to $1.2 million from $1.1 million, or 13.5%, for the same period in 2006.  For the six months ended June 30, 2007, professional services expense and outside processing expense increased to $2.4 million from $2.1 million, or 15.2%, for the same period in 2006.  The increase for the comparative periods is due primarily to an increase in general Company business initiatives and computer, network and internet banking expenses.

Income Taxes

Income tax expense for the three months ended June 30, 2007 was $754,000, a 24.0% increase as compared to income tax expense of $608,000 for the three months ended June 30, 2006.  Income tax expense for the six months ended June 30, 2007 was $480,000, a 62.8% decrease as compared to income tax expense of $1.3 million for the six months ended June 30, 2006.  The effective income tax rate for the three months ended June 30, 2007 and 2006 was 23.2% and 23.2%, respectively.  The effective income tax rate for the six months ended June 30, 2007 and 2006 was 14.2% and 23.1%, respectively.  The decrease in the effective income tax rate for the six month period is due primarily to tax exempt income increasing while income before income taxes decreased which includes the $2.5 million pretax loss incurred on the sale of $64.1 million in available for sale securities.  Included in the income tax provision is a federal tax benefit from our $5.0 million investment in an affordable housing, corporate tax credit limited partnership of $300,000 and $300,000 for the six months ended June 30, 2007 and 2006, respectively.

Financial Condition

The total assets of the Company at June 30, 2007 were $1.07 billion, an increase of approximately $27.3 million, or 5.2% annualized, from $1.04 billion at December 31, 2006.

Mortgage Loans Held for Sale

Mortgage loans held for sale increased $374,000, or 13.4% annualized, to $6.0 million at June 30, 2007 from $5.6 million at December 31, 2006.  This increase is primarily related to an increase in the volume of loans originated for sale into the secondary residential real estate loan market through the Philadelphia Financial Mortgage.

Securities Available for Sale

Investment securities available for sale increased $7.2 million, or 8.8% annualized, to $171.4 million at June 30, 2007 from $164.2 million at December 31, 2006.  Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity.  The increase in investment securities available for sale will mitigate interest rate risk and enhance net interest income.  As discussed above, in March 2007, the Company restructured the available for sale investment portfolio by selling approximately $64.1 million of available for sale investment securities yielding 4.04% and reinvesting the proceeds into approximately $65.5 million of available for sale investment securities yielding 5.54%.  The Company believes this restructuring has had a positive impact on the Company’s ability to manage its balance sheet from both a market and an interest rate risk perspective which will benefit interest income, net income and earnings per common share for the remainder of 2007 and beyond.

Loans

Total loans, net of allowance for loan losses, increased to $776.3 million, or 5.0% annualized, at June 30, 2007 from $757.2 million at December 31, 2006.

The components of loans were as follows:

	June 30,	December 31,
	2007	2006
	(Dollar amounts in thousands)
Residential real estate	$226,018	$210,175
Commercial	145,071	136,666
Commercial, secured by real estate	351,160	350,149
Consumer	6,526	6,034
Home equity lines of credit	55,998	62,847

Loans	784,773	765,871

Net deferred loan fees	(1,030)	(1,088)
Allowance for loan losses	(7,492)	(7,611)
Loans, net of allowance for loan losses	$776,251	$757,172

Loans secured by real estate (not including home equity lending products) increased $16.9 million, or 6.0% annualized, to $577.2 million at June 30, 2007 from $560.3 million at December 31, 2006.  This increase is primarily due to an increase in originations of loans secured by residential real estate.

Commercial loans increased to $496.2 million at June 30, 2007 from $486.8 million at December 31, 2006, an increase of $9.4 million, or 3.9% annualized.  The increase is due primarily to an increase in fixed-rate commercial real estate loans.  This increase is also net of approximately $1.2 million of SBA loans sold during the period.  The sale of these loans is in line with the Company’s asset/liability strategy to limit interest rate risk.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2007 was $7.5 million compared to $7.6 million at December 31, 2006.  Additions to the allowance are made from time to time based upon management’s assessment of credit quality factors existing at that time.  The Company performs a review of the credit quality of its loan portfolio on a monthly basis to determine the adequacy of the allowance for loan losses.  The allowance at June 30, 2007 was 0.96% of outstanding loans compared to 1.00% of outstanding loans at December 31, 2006.  The decrease in the allowance for loan losses at June 30, 2007 from December 31, 2006 is due primarily to substandard but currently performing loans decreasing by $3.0 million during the period.  For the three months ended June 30, 2007, annualized net charge-offs to average loans was 0.12% compared to 0.17% for the three months ended June 30, 2006.  For the six months ended June 30, 2007, annualized net charge-offs to average loans was 0.11% compared to 0.24% for the six months ended June 30, 2006.

The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio.  Additions to the allowance are charged through the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.  Management regularly assesses the adequacy of the allowance by performing both quantitative and qualitative evaluations of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, the value of any underlying collateral, risk characteristics in the loan portfolio, local and national economic conditions, and other relevant factors.  Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.  Based upon the results of such reviews, management believes that the allowance for loan losses at June 30, 2007 was adequate to absorb credit losses inherent in the portfolio at that date.

The following table shows the activity in the Company’s allowance for loan losses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollar amounts in thousands)
Balance of allowance for loan losses, beginning of period	$7,792	$7,355	$7,611	$7,619
Loans charged-off:
Commercial, financial and agricultural	(398)	(279)	(407)	(735)
Real estate — mortgage	(62)	—	(96)	—
Consumer	(22)	(62)	(82)	(80)
Total loans charged-off	(482)	(341)	(585)	(815)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	26	3	102	5
Real estate — mortgage	—	29	45	30
Consumer	8	30	21	37
Total recoveries	34	62	168	72
Net loans charged-off	(448)	(279)	(417)	(743)
Provision for loan losses	148	225	298	425
Balance, end of period	$7,492	$7,301	$7,492	$7,301

Net charge-offs to average loans (annualized)	0.12%	0.17%	0.11%	0.24%
Allowance for loan losses to loans outstanding	0.96%	1.05%	0.96%	1.05%
Loans outstanding at end of period (net of unearned income)	$783,743	$698,534	$783,743	$698,534
Average balance of loans outstanding during the period	$775,495	$673,624	$771,774	$609,992

The following table summarizes the Company’s non-performing assets:

	June 30,	December 31,
	2007	2006
	(Dollar amounts in thousands)
Non-accrual loans:
Real estate	$2,226	$1,317
Consumer	233	578
Commercial, financial and agricultural	2,818	2,094
Total	5,277	3,989

Loans past due 90 days or more and still accruing:
Real estate	139	47
Consumer	69	—
Commercial, financial and agricultural	1,015	46
Total	1,223	93

Troubled debt restructurings	316	319
Total non-performing loans	6,816	4,401
Other real estate owned	590	858
Total non-performing assets	$7,406	$5,259
Non-performing loans to loans outstanding at end of period (net of unearned income)	0.87%	0.58%
Non-performing assets to loans outstanding at end of period (net of unearned income) plus OREO	0.94%	0.69%

Premises and Equipment

Components of premises and equipment were as follows:

	June 30,	December 31,
	2007	2006
	(Dollar amounts in thousands)

Land and land improvements	$263	$263
Buildings	858	858
Leasehold improvements	3,419	3,398
Furniture and equipment	9,946	9,463
	14,486	13,982

Less: accumulated depreciation	7,820	7,041
Premises and equipment, net	$6,666	$6,941

Deposits

Total deposits at June 30, 2007 were $768.3 million compared to $702.8 million at December 31, 2006, an increase of $65.5 million, or 18.6% annualized.

The components of deposits were as follows:

	June 30,	December 31,
	2007	2006
	(Dollar amounts in thousands)

Demand, non-interest bearing	$110,525	$108,549
Demand, interest bearing	220,884	209,875
Savings	97,242	80,982
Time, $100,000 and over	101,832	97,419
Time, other	237,817	206,014
Total deposits	$768,300	$702,839

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

Borrowings

Total debt decreased by $26.4 million, or 24.9% annualized, to $186.3 million at June 30, 2007 from $212.7 million at December 31, 2006.  The decrease in total debt and borrowings was primarily due to overnight federal funds which decreased to $51.0 million at June 30, 2007 from $82.1 million at December 31, 2006 and by long term debt which decreased to $15.5 million at June 30, 2007 from $19.5 million at December 31, 2006.  The net decrease in borrowed funds was due primarily to deposits increasing to $768.3 million at June 30, 2007 from $702.8 million at December 31, 2006.  Securities sold under agreements to repurchase increased by $8.5 million, or 18.6% annualized, for the six months ended June 30, 2007.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	June 30,	December 31,
	2007	2006
	(Dollar amounts in thousands)
Loan origination committments	$74,207	$82,123
Unused lines of credit	230,610	197,576
Standby letters of credit	19,807	18,862

Capital

Total shareholders’ equity increased $807,000, or 1.6% annualized, to $102.9 million at June 30, 2007 from $102.1 million at December 31, 2006.  The increase is the net result of net income for the period of $2.9 million less dividends declared of $2.1 million, proceeds of $468,000 from the issuance of shares of common stock under the Company’s employee benefit and director compensation plans, net decrease in the unrealized loss on securities available for sale, net of tax, of $358,000, the reissuance of treasury stock of $320,000 primarily in connection with earn-outs of contingent consideration to principals from the acquisition of The Boothby Group insurance agency and First Affiliated Investments.  Also included in shareholders’ equity for the six month period ended June 30, 2007 was $409,000 in a cumulative-effect adjustment to retained earnings, net of tax, due to the adoption of SFAS No. 159.

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

An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders’ equity less intangible assets (Tier I risk-based capital), to average quarterly assets less intangible assets.  The leverage ratio at June 30, 2007 was 8.16% compared to 8.24% at December 31, 2006.  This decrease is primarily the result of a proportionate increase in average assets compared to Tier I risk-based capital.  For the six months ended June 30, 2007, the capital ratios were above minimum regulatory guidelines.

As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy.  Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments.  For the Company, Tier I risk-based capital consists of common shareholders’ equity less intangible assets plus the junior subordinated debt, and Tier II risk-based capital includes the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets.  By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier I risk-based capital.  In addition, federal banking regulating authorities have issued a final rule restricting the Company’s junior subordinated debt to 25% of Tier I risk-based capital.  Amounts of junior subordinated debt in excess of the 25% limit generally may be included in Tier II risk-based capital.  The final rule provides a five-year transition period, ending March 31, 2009.  At June 30, 2007, the entire amount of these securities was allowable to be included as Tier I risk-based capital for the Company.  For both periods, the capital ratios were above minimum regulatory guidelines.

The following table sets forth the Company’s risk-based capital amounts and ratios.

	June 30,	December 31,
	2007	2006
	(Dollar amounts in thousands)

Tier I
Common shareholders’ equity excluding unrealized gains (losses) on securities	$102,937	$102,130
Disallowed intangible assets	(43,066)	(43,338)
Junior subordinated debt	20,209	20,000
Tier II
Allowable portion of allowance for loan losses	7,492	7,611
Unrealized losses on available for sale equity securities	2,254	2,296
Total risk-based capital	$89,826	$88,699
Risk adjusted assets (including off-balance sheet exposures)	$792,486	$796,229

Leverage ratio	8.16%	8.24%
Tier I risk-based capital ratio	10.39%	10.18%
Total risk-based capital ratio	11.33%	11.14%

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

At June 30, 2007, the Company had a total of $186.3 million, or 17.4%, of total assets in borrowed funds.  These borrowings included $99.5 million of repurchase agreements, $51.0 million of federal funds purchased, $15.5 million of term borrowings with the Federal Home Loan Bank, and $20.4 million in junior subordinated debt.  The FHLB borrowings have final maturities ranging from July 2007 through February 2008 at interest rates ranging from 3.23% to 4.00%.  At June 30, 2007, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $212.0 million.  The Company remains slightly liability sensitive and will continue its strategy to originate adjustable rate commercial and installment loans and use investment security cash flows and non-interest bearing and core deposits and repurchase agreements to reduce the overnight borrowings to maintain a more neutral gap position.

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

Item 4 - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2007.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures are effective as of such date.

There have been no material changes in the Company’s internal control over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 17, 2007, the Company announced that is has increased the number of shares remaining for repurchase under its stock repurchase plan, originally effective January 1, 2003, and extended May 20, 2004, to 150,000 shares.

No shares of the Company’s common stock were repurchased by the Company during the three month period ended June 30, 2007. The maximum number of shares that may yet be purchased under the current plan is 150,000.

Item 3	Defaults Upon Senior Securities — None

Item 4	Submission of Matters to Vote of Security Holders

At the annual meeting of shareholders, held on April 17, 2007, shareholders of the Company approved the following matters:

1.               Election of Vito A. Delisi, M. Domer Leibensperger, Karen A. Rightmire, Michael L. Shore, and Alfred J. Weber as Class I directors of the Company to serve until 2010.

There was no solicitation in opposition to the nominees of the Board of Directors.  The votes cast in the election with respect to each individual nominee were as follows:

Nominee	For	Withheld
Vito A. Delisi	3,794,584	544,279
M. Domer Leibensperger	3,753,745	585,118
Karen A. Rightmire	3,750,087	588,776
Michael L. Shore	3,757,164	581,701
Alfred J. Weber	3,742,578	596,285

2.               Approval of the Leesport Financial Corp. Equity Incentive Plan.

The votes cast in this matter were as follows:

For	Against
2,104,429	1,139,318

3.               Ratification of Beard Miller Company LLP as the Company’s independent registered public accounting firm.

The votes cast in this matter were as follows:

For	Against	Abstain
4,279,395	21,808	37,660

Item 5         Other Information - None

Item 6         Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003).

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 18, 2005).

10.1	Leesport Financial Corp. 2007 Equity Incentive Plan (Incorporated by reference to Exhibit A of the Company’s definitive proxy statement dated March 13, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEESPORT FINANCIAL CORP.
(Registrant)

Dated: August 3, 2007	By	/s/Robert D. Davis

Robert D. Davis
President and Chief
Executive Officer

Dated: August 3, 2007	By	/s/Edward C. Barrett

Edward C. Barrett
Executive Vice President and
Chief Financial Officer