Form 10-Q
period 2007-09-30
LEESPORT FINANCIAL CORP
filed 2007-10-31
CIK 775662

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 for the
Quarterly Period Ended September 30, 2007,

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

(610) 478-9922
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

Number of Shares Outstanding
as of October 31, 2007
COMMON STOCK ($5.00 Par Value)	5,660,497
(Title of Class)	(Outstanding Shares)

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

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Cash and due from banks	$23,957	$21,084
Interest-bearing deposits in banks	330	751

Total cash and cash equivalents	24,287	21,835

Mortgage loans held for sale	2,818	5,582
Securities available for sale	173,335	164,180
Securities held to maturity, fair value 2007 - $3,104; 2006 - $3,250	3,091	3,117
Loans, net of allowance for loan losses 2007 - $7,162; 2006 - $7,611	798,272	757,172
Premises and equipment, net	6,863	6,941
Identifiable intangible assets	4,042	4,514
Goodwill	39,189	39,189
Bank owned life insurance	17,677	17,190
Other assets	22,213	21,912

Total assets	$1,091,787	$1,041,632

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$104,742	$108,549
Interest bearing	643,149	594,290

Total deposits	747,891	702,839

Securities sold under agreements to repurchase	99,411	90,987
Federal funds purchased	103,041	82,105
Long-term debt	5,000	19,500
Junior subordinated debt, at fair value as of September 30, 2007	20,402	20,150
Other liabilities	11,121	23,921

Total liabilities	986,866	939,502

Shareholders’ equity
Common stock, $5.00 par value; authorized 20,000,000 shares; issued: 5,745,350 shares at September 30, 2007 and 5,454,589 shares at December 31, 2006	28,727	27,273
Surplus	63,854	58,733
Retained earnings	16,139	20,302
Accumulated other comprehensive loss	(1,879)	(2,526)
Treasury stock; 84,853 shares at September 30, 2007 and 68,234 shares at December 31, 2006, at cost	(1,920)	(1,652)

Total shareholders’ equity	104,921	102,130

Total liabilities and shareholders’ equity	$1,091,787	$1,041,632

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Interest income:
Interest and fees on loans	$14,944	$13,621	$44,267	$38,522
Interest on securities:
Taxable	2,140	1,813	5,844	5,474
Tax-exempt	123	217	393	634
Dividend income	144	165	526	476
Other interest income	6	5	24	12
Total interest income	17,357	15,821	51,054	45,118

Interest expense:
Interest on deposits	6,586	5,258	18,596	14,476
Interest on short-term borrowings	762	1,063	2,676	2,430
Interest on securities sold under agreements to repurchase	985	731	2,924	1,918
Interest on long-term debt	100	273	399	974
Interest on junior subordinated debt	470	470	1,419	1,336
Total interest expense	8,903	7,795	26,014	21,134

Net Interest Income	8,454	8,026	25,040	23,984
Provision for loan losses	300	300	598	725
Net Interest Income after provision for loan losses	8,154	7,726	24,442	23,259

Other income:
Customer service fees	664	671	1,993	2,012
Mortgage banking activities	432	932	1,524	2,834
Commissions and fees from insurance sales	2,968	2,982	8,674	8,517
Brokerage and investment advisory commissions and fees	189	186	651	563
Earnings on investment in life insurance	197	131	587	387
Gain on sale of loans	62	24	153	32
Other Income	604	480	1,526	1,410
Net realized gains (losses) on sales of securities	85	65	(2,408)	274
Total other income	5,201	5,471	12,700	16,029

Other expense:
Salaries and employee benefits	5,177	5,265	16,206	16,667
Occupancy expense	1,087	1,101	3,234	3,394
Furniture and equipment expense	646	677	1,937	2,017
Marketing and advertising expense	398	286	1,171	1,007
Amortization of identifiable intangible assets	157	159	472	479
Professional services	446	333	1,199	901
Outside processing	789	700	2,395	2,180
Insurance expense	175	198	491	449
Other expense	1,159	1,036	3,333	3,173
Total other expense	10,034	9,755	30,438	30,267

Income before income taxes	3,321	3,442	6,704	9,021
Income taxes	786	854	1,266	2,144
Net income	$2,535	$2,588	$5,438	$6,877

See Notes to Consolidated Financial Statements.

	Three Months Ended			Nine Months Ended
	September 30, 2007	September 30, 2006		September 30, 2007	September 30, 2006

EARNINGS PER SHARE DATA

Average shares outstanding	5,668,516	5,665,104	*	5,676,197	5,599,999	*
Basic earnings per share	$0.45	$0.46	*	$0.96	$1.23	*
Average shares outstanding for diluted earnings per share	5,688,714	5,711,759	*	5,702,582	5,657,103	*
Diluted earnings per share	$0.45	$0.46	*	$0.95	$1.22	*
Cash dividends declared per share	$0.20	$0.18	*	$0.57	$0.51	*

* References to share amounts and per-share amounts were restated to reflect the 5% stock dividend distributed to shareholders on June 15, 2007.

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2007 and 2006

(Dollar amounts in thousands, except per share data)

	Common Stock				Accumulated
	Number of				Other
	Shares			Retained	Comprehensive	Treasury
	Issued	Par Value	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2006	5,454,589	$27,273	$58,733	$20,302	$(2,526)	$(1,652)	$102,130

Adjustment to opening balance, net of tax, for the adoption of SFAS No. 159 (see Note 10)	—	—	—	(409)	—	—	(409)

Adjusted opening balance, January 1, 2007	5,454,589	27,273	58,733	19,893	(2,526)	(1,652)	101,721

Comprehensive income:
Net income	—	—	—	5,438	—	—	5,438
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	647	—	647
Total comprehensive income							6,085

Purchase of treasury stock (30,000 shares)	—	—	—	—	—	(573)	(573)
Additional consideration in connection with acquisitions (13,381 shares)	—	—	15	—	—	305	320
Common stock dividend (5%)	270,413	1,352	4,591	(5,943)	—	—	—
Common stock issued in connection with directors’ compensation	9,323	47	176	—	—	—	223
Common stock issued in connection with director and employee stock purchase plans	11,025	55	137	—	—	—	192
Tax benefits from employee stock transactions	—	—	12	—	—	—	12
Compensation expense related to stock options	—	—	190	—	—	—	190
Cash dividends declared ($0.57 per share)	—	—	—	(3,249)	—	—	(3,249)

Balance, September 30, 2007	5,745,350	$28,727	$63,854	$16,139	$(1,879)	$(1,920)	$104,921

	Common Stock				Accumulated
	Number of				Other
	Shares			Retained	Comprehensive	Treasury
	Issued	Par Value	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2005	5,111,178	$25,556	$52,581	$20,790	$(3,143)	$(1,028)	$94,756

Comprehensive income:
Net income	—	—	—	6,877	—	—	6,877
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(148)	—	(148)
Total comprehensive income							6,729

Purchase of treasury stock (45,000 shares)	—	—	—	—	—	(1,118)	(1,118)
Reissuance of treasury stock (26,457 shares)	—	—	258	—	—	494	752
Common stock dividend (5%)	253,241	1,266	4,453	(5,719)			—
Common stock issued in connection with directors’ compensation	—	—	171	—	—	—	171
Common stock issued in connection with director and employee stock purchase plans	56,438	282	441	—	—	—	723
Tax benefits from employee stock transactions	—	—	200	—	—	—	200
Cash dividends declared ($0.51 per share)	—	—	—	(2,899)	—	—	(2,899)
Balance, September 30, 2006	5,420,857	$27,104	$58,104	$19,049	$(3,291)	$(1,652)	$99,314

See Notes to Consolidated Financial Statements.

LEESPORT FINANCIAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Nine Months Ended
	September 30,	September 30,
	2007	2006
Cash Flows From Operating Activities
Net income	$5,438	$6,877
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	598	725
Provision for depreciation and amortization of premises and equipment	1,161	1,258
Amortization of identifiable intangible assets	472	479
Deferred income taxes	(26)	864
Director stock compensation	223	171
Net amortization of securities premiums and discounts	103	210
Amortization of mortgage servicing rights	51	36
Decrease (increase) in mortgage servicing rights	16	(5)
Net realized gains on sales of foreclosed real estate	(47)	(13)
Net realized losses (gains) on sales of securities	2,408	(274)
Proceeds from sales of loans held for sale	80,233	150,154
Net gains on sale of loans	(1,421)	(2,405)
Loans originated for sale	(76,048)	(140,991)
Increase in investment in life insurance	(487)	(339)
Compensation expense related to stock options	190	122
Net change in fair value of liabilities	(67)	—
Increase in accrued interest receivable and other assets	(1,872)	(2,153)
Decrease in accrued interest payable and other liabilities	(12,360)	(1,746)
Net Cash (Used In) Provided by Operating Activities	(1,435)	12,970

Cash Flow From Investing Activities
Investment securities:
Purchases - available for sale	(111,816)	(13,895)
Principal repayments, maturities and calls - available for sale	18,724	19,106
Principal repayments, maturities and calls - held to maturity	—	2,008
Proceeds from sales	82,325	1,445
Net increase in loans receivable	(43,728)	(84,478)
Proceeds from sale of loans	2,030	643
Net decrease in Federal Home Loan Bank Stock	108	1,329
Net decrease (increase) in foreclosed real estate	598	(171)
Purchases of premises and equipment	(1,539)	(731)
Disposals of premises and equipment	455	43
Net Cash Used in Investing Activities	(52,843)	(74,701)

See Notes to Consolidated Financial Statements.

	Nine Months Ended
	September 30,	September 30,
	2007	2006
Cash Flow From Financing Activities
Net increase in deposits	45,052	30,163
Net increase in federal funds purchased	20,936	33,931
Net increase in securities sold under agreements to repurchase	8,424	9,424
Repayments of long-term debt	(14,500)	(19,500)
Purchase of treasury stock	(573)	(1,118)
Proceeds from the exercise of stock options and stock purchase plans	192	723
Tax benefits from employee stock transactions	12	78
Reissuance of treasury stock	320	752
Cash dividends paid	(3,133)	(2,785)
Net Cash Provided by Financing Activities	56,730	51,668

Increase (Decrease) in cash and cash equivalents	2,452	(10,063)
Cash and Cash Equivalents:
January 1	21,835	29,131
September 30	$24,287	$19,068

Cash Payments For:
Interest	$26,339	$20,894
Taxes	$950	$1,610

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

The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. For purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, and interest bearing deposits in other banks. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Earnings per common share for the respective periods indicated have been computed based upon the following:

	Three Months Ended			Nine Months Ended
	September 30,	September 30,		September 30,	September 30,
	2007	2006		2007	2006
	(Dollar amounts in thousands)

Net income available to shareholders	$2,535	$2,588		$5,438	$6,877

Average shares outstanding	5,668,516	5,665,104	*	5,676,197	5,599,999	*
Effect of dilutive stock options	20,198	46,655	*	26,385	57,104	*

Average number of shares used to calculate diluted earnings per share	5,688,714	5,711,759	*	5,702,582	5,657,103	*

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Dollar amounts in thousands)

Unrealized holding gains (losses) on available for sale securities	$1,608	$2,814	$(1,428)	$50
Reclassification adjustment for (gains) losses realized in income	(85)	(65)	2,408	(274)
Net unrealized gains (losses)	1,523	2,749	980	(224)
Income tax effect	(518)	(935)	(333)	76
Other comprehensive income (loss)	$1,005	$1,814	$647	$(148)

4.                                 Guarantees

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $19.2 million and $18.9 million of financial and performance standby letters of credit as of September 30, 2007 and December 31, 2006, respectively. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next 24 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2007 and December 31, 2006 for guarantees under standby letters of credit is not material.

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

	Banking and Financial Services	Mortgage Banking	Insurance Services	Investment Services	Total
	(Dollar amounts in thousands)
Three months ended September 30, 2007
Net interest income and other income from external sources	$9,803	$665	$2,969	$218	$13,655
Income (loss) before income taxes	2,518	181	658	(36)	3,321

Three months ended September 30, 2006
Net interest income and other income from external sources	$9,201	$1,089	$2,996	$211	$13,497
Income (loss) before income taxes	2,347	366	739	(10)	3,442

Nine Months Ended September 30, 2007
Net interest income and other income from external sources	$26,246	$2,118	$8,647	$729	$37,740
Income (loss) before income taxes	4,574	506	1,677	(53)	6,704

Nine Months Ended September 30, 2006
Net interest income and other income from external sources	$27,284	$3,515	$8,609	$605	$40,013
Income (loss) before income taxes	6,651	740	1,728	(98)	9,021

6.                                 Stock Incentive Plans

The Company has an Employee Stock Incentive Plan (ESIP) that covers all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors. The total number of shares of common stock that may be issued pursuant to the ESIP is 486,781. The option price for options issued under the Plan must be at least equal to 100% of the fair market value of the common stock on the date of grant and shall not be less than the stock’s par value. Options granted under the Plan have various vesting periods ranging from immediate up to 5 years, 20% exercisable not less than one year after the date of grant, but no later than ten years after the date of grant in accordance with the vesting. Vested options expire on the earlier of ten years after the date of grant, three months from the participant’s termination of employment or one year from the date of the participant’s death or disability. As of September 30, 2007, a total of 9,056 shares are available for issue under the ESIP. This ESIP plan will expire on November 10, 2008.

The Company has an Independent Directors Stock Option Plan (IDSOP). The total number of shares of common stock that may be issued pursuant to the IDSOP is 121,695. The Plan covers all directors of the Company who are not employees and former directors who continue to be employed by the Company. The option price for options issued under the Plan will be equal to the fair market value of the Company’s common stock on the date of grant. Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Company or the cessation of the participant’s employment, or twelve months from the date of the participant’s death or disability. As of September 30, 2007, a total of 1,020 shares are available for issue under the IDSOP. This IDSOP plan will expire on November 10, 2008.

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

The revised Statement requires entities to disclose information about the nature of the share-based payment transaction and the effects of those transactions on the financial statements. Statement No. 123 (R) is effective for fiscal periods beginning after June 15, 2005. All public companies must use either the modified prospective or the modified retrospective transition method. Effective January 1, 2006, the Company has adopted the modified prospective method. Using the modified prospective method, the Company’s total stock-based compensation expense for the three months ended September 30, 2007 and 2006 was approximately $69,000 and $37,000, respectively. Using the modified prospective method, the Company’s total stock-based compensation expense for the nine months ended September 30, 2007 and 2006 was approximately $190,000 and $122,000, respectively. Total stock-based compensation expense, net of related tax effects, was approximately $46,000 and $24,000 for the three months ended September 30, 2007 and 2006, respectively. Total stock-based compensation expense, net of related tax effects, was approximately $126,000 and $80,000 for the nine months ended September 30, 2007 and 2006, respectively. Any additional impact that the adoption of this statement will have on our results of operations will be determined by share-based payments granted in future periods. Cash flows from financing activities included in cash inflows from excess tax benefits related to stock compensation were approximately $12,000 and $78,000 for the nine months ended September 30, 2007 and 2006, respectively. Total unrecognized compensation cost related to non-vested stock options at September 30, 2007 was approximately $455,000 and will be recognized over a period of approximately three years.

Stock option transactions under the Plans for the nine months ended September 30, 2007, as adjusted for the 5% stock dividend, were as follows:

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Term
	Options	Price	Value	(in years)
Outstanding at the beginning of the year	438,502	$20.20
Granted	4,978	23.45
Exercised	(5,249)	13.42
Expired	(2,267)	21.96
Forfeited	(6,802)	21.80
Outstanding as of September 30, 2007	429,162	$20.28	$486,735	7.5
Exercisable as of September 30, 2007	276,008	$19.08	$464,193	6.7

The fair value of options granted for the nine month periods ended September 30, 2007 and 2006 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended
	2007	2006

Dividend yield	3.06%	2.73%
Expected life	7 years	7 years
Expected volatility	16.91%	17.60%
Risk-free interest rate	4.74%	4.89%
Weighted average fair value of options granted	$4.52	$5.08

On April 17, 2007, shareholders approved the Leesport Financial Corp. 2007 Equity Incentive Plan (the “Equity Incentive Plan”). The total number of shares which may be granted under the Equity Incentive Plan is equal to 12.5% of the outstanding shares of the Company’s common stock on the date of approval of the Plan by shareholders (676,572 shares), and is subject to automatic annual increases by an amount equal to 12.5% of any increase in the number of the Company’s outstanding shares of common stock during the preceding year or such lesser number as determined by the Company’s board of directors. The Equity Incentive Plan covers all employees and non-employee directors of the Company and its subsidiaries. Incentive stock options, nonqualified stock options and restricted stock grants are authorized for issuance under the Equity Incentive Plan. The exercise price for stock options granted under the Equity Incentive Plan must equal the fair market value of the Company’s common stock on the date of grant. Vesting of awards under the Equity Incentive Plan is determined by the Human Resources Committee of the board of directors, but must be at least one year. The committee may also subject an award to one or more performance criteria. Stock options and restricted stock awards generally expire upon termination of employment. In certain instances after an optionee terminates employment or service, the Committee may extend the exercise period for a vested nonqualified stock option up to the remaining term of the option. A vested incentive stock option must be exercised within three months following termination of employment if such termination is for reasons other than cause.. Performance goals generally cannot be accelerated or waived except in the event of a change in control or upon death, disability or retirement. This Equity Incentive Plan will expire on April 17, 2017.

No new options or restricted stock awards were granted for the three month period ended September 30, 2007.

7.                                 Debt and Borrowings

Total debt increased by $15.1 million, or 9.5% annualized, to $227.8 million at September 30, 2007 from $212.7 million at December 31, 2006. The increase in total debt and borrowings was primarily due to an increase in loans, net of allowance for loan losses, of $41.1 million to $798.3 million at September 30, 2007 from $757.2 million at December 31, 2006.

8.                                 Investment in Limited Partnership

On December 29, 2003, the Bank entered into a limited partner subscription agreement with Midland Corporate Tax Credit XVI Limited Partnership, where the Bank will receive special tax credits and other tax benefits. The Bank subscribed to a 6.2% interest in the partnership, which is subject to an adjustment depending on the final size of the partnership at a purchase price of $5 million. This investment is included in other assets and is not guaranteed. It is accounted for in accordance with Statement of Position (SOP) 78-9, “Accounting for Investments in Real Estate Ventures,” using the equity method. This agreement was accompanied by a payment of $1.7 million. The associated non-interest bearing promissory note payable included in other liabilities was zero at September 30, 2007. Installments were paid as requested.

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

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of the insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches:  (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. Adoption is required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company does not believe that the implementation of this guidance will have a material impact on the Company’s consolidated financial statements.

On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of nine separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The nine issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In June 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that non-refundable advance payments for future research and development activities should be capitalized until the goods have been delivered or related services have been performed. Adoption is on a prospective basis and could impact the timing of expense recognition for agreements entered into after December 31, 2007. The Company does not expect the adoption of EITF 07-3 to have a significant impact on the Company’s consolidated financial position or results of operations.

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

September 30,
2007
(In thousands)

Junior subordinated debt	$20,402

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of September 30, 2007 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2007
	Level I	Level II	Level III	Total
	(In thousands)

Assets:
Securities available for sale	$—	$173,335	$—	$173,335
Interest Rate Swap	—	67	—	67

Liabilities:
Junior subordinated debt	$—	$20,402	$—	$20,402

Fair Value Measurements (SFAS No. 159)

The Company elected to early adopt SFAS No. 159 as of January 1, 2007. Early adoption was elected to accommodate balance sheet strategies to facilitate the Company’s regulatory capital, liquidity management and interest rate risk management. The Company adopted the fair value option for its junior subordinated debt that had been carried at approximately $20.2 million at December 31, 2006. Effective January 1, 2007, junior subordinated debt was accounted for at their then fair value. This resulted in a one-time cumulative after-tax charge of $409,000 ($619,000 pre-tax) to opening retained earnings as of January 1, 2007. As a result of the change in fair value of the junior subordinated debt, included in other non-interest income for the first nine months of 2007 is a pre-tax loss of approximately $67,000.

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

Results of Operations

OVERVIEW

Net income for the Company for the quarter ended September 30, 2007 was $2.54 million, a decrease of 2.0%, as compared to $2.59 million for the same period in 2006. For the first nine months of 2007, net income was $5.44 million, a decrease of 20.9%, as compared to $6.88 million for the same period in 2006. Basic and diluted earnings per share for the third quarter of 2007 were $.45 and $.45, respectively, compared to basic and diluted earnings per share of $.46 and $.46, respectively, for the same period of 2006. For the first nine months of 2007, basic and diluted earnings per share were $.96 and $.95, respectively, compared to basic and diluted earnings per share of $1.23 and $1.22, respectively, for the same period of 2006. Earnings per share amounts reflect a 5% stock dividend distributed to shareholders on June 15, 2007. The decrease in net income for the first nine months of 2007 was due primarily to the recognition of a $1.6 million (after-tax) loss from the sale of $64.1 million in available for sale securities in the first quarter of 2007.

The following are the key ratios for the Company:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Return on average assets	0.94%	1.02%	0.69%	0.94%
Return on average shareholders’ equity	9.66%	10.59%	7.00%	9.54%
Dividend payout ratio	44.44%	39.58%	60.00%	42.19%
Average shareholders’ equity to average assets	9.69%	9.67%	9.82%	9.81%

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

Net interest income before the provision for loan losses for the three months ended September 30, 2007 was $8.8 million, an increase of $0.5 million, or 5.5%, compared to the $8.3 million reported for the third quarter of 2006. Net interest income before the provision for loan losses for the nine months ended September 30, 2007 was $25.9 million, an increase of $1.1 million, or 4.6%, compared to the $24.8 million reported for the same period in 2006. The net interest margin decreased to 3.57% for the third quarter of 2007 from 3.64% for the third quarter of 2006. The net interest margin decreased to 3.63% for the first nine months of 2007 from 3.76% for the same period in 2006.

The following summarizes net interest margin information:

	Three months ended September 30,
	2007			2006
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands, except percentages)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$625,661	$12,004	7.51	$537,588	$10,331	7.52
Mortgage	44,006	716	6.50	47,223	760	6.44
Consumer	126,123	2,414	7.59	137,286	2,643	7.64
Other	—	—	—	146	—	—
Investments (2)	175,267	2,513	5.73	180,546	2,351	5.21
Other short-term investments	482	6	4.59	245	5	7.94

Total interest-earning assets	$971,539	$17,653	7.11	$903,034	$16,090	6.97

Interest-Bearing Liabilities:
Transaction accounts	$329,621	$2,480	2.99	$289,460	$1,988	2.73
Certificates of deposit	336,480	4,106	4.84	292,207	3,270	4.44
Securities sold under agreement to repurchase	94,964	985	4.07	70,851	731	4.03
Short-term borrowings	58,292	762	5.11	77,872	1,063	5.34
Long-term borrowings	11,109	100	3.51	31,620	273	3.38
Junior subordinated debt	20,360	470	9.17	20,150	470	9.25

Total interest-bearing liabilities	850,826	8,903	4.15	782,160	7,795	3.95

Noninterest-bearing deposits	108,999	—		112,607	—

Total cost of funds	$959,825	8,903	3.68	$894,767	7,795	3.46

Net interest margin (fully taxable equivalent)		$8,750	3.57		$8,295	3.64

(1)	Loan fees have been included in the interest income totals presented. Nonaccrual loans have been included in average loan balances.

(2)	Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands, except percentages)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$609,761	$35,258	7.63	$512,346	$28,796	7.41
Mortgage	44,169	2,130	6.43	49,091	2,461	6.68
Consumer	128,919	7,399	7.68	135,243	7,572	7.49
Other	—	—	—	248	—	—
Investments (2)	170,005	7,094	5.56	183,142	7,046	5.13
Federal funds sold	—	—	—	11	—	4.53
Other short-term investments	711	24	4.51	273	12	5.60

Total interest-earning assets	$953,565	$51,905	7.18	$880,354	$45,887	6.87

Interest-Bearing Liabilities:
Transaction accounts	$310,765	$6,801	2.93	$289,568	$5,419	2.50
Certificates of deposit	327,873	11,795	4.81	284,122	9,057	4.26
Securities sold under agreement to repurchase	93,827	2,924	4.11	66,734	1,918	3.79
Short-term borrowings	66,927	2,676	5.27	63,285	2,430	5.13
Long-term borrowings	15,189	399	3.46	37,678	974	3.41
Junior subordinated debt	20,282	1,419	9.35	20,150	1,336	8.87

Total interest-bearing liabilities	834,863	26,014	4.17	761,537	21,134	3.71

Noninterest-bearing deposits	106,966	—		113,452	—

Total cost of funds	$941,829	26,014	3.69	$874,989	21,134	3.23

Net interest margin (fully taxable equivalent)		$25,891	3.63		$24,753	3.76

Average interest-earning assets for the three months ended September 30, 2007 were $971.5 million, a $68.5 million, or 7.6%, increase over average interest-earning assets of $903.0 million for the same period in 2006. Average interest-earning assets for the nine months ended September 30, 2007 were $953.6 million, a $73.2 million, or 8.3%, increase over average interest-earning assets of $880.4 million for the same period in 2006. The yield on average interest-earning assets increased by 14 basis points to 7.11% for the third quarter of 2007, compared to 6.97% for the same period in 2006. The yield on average interest-earning assets increased by 31 basis points to 7.18% for the first nine months of 2007, compared to 6.87% for the same period in 2006.

Average interest-bearing liabilities for the three months ended September 30, 2007 were $850.8 million, a $68.6 million, or 8.8%, increase over average interest-bearing liabilities of $782.2 million for the same period in 2006. Average interest-bearing liabilities for the nine months ended September 30, 2007 were $834.9 million, a $73.4 million, or 9.6%, increase over average interest-bearing liabilities of $761.5 million for the same period in 2006. Average noninterest-bearing deposits decreased to $109.0 million for the three months ended September 30, 2007, from $112.6 million for the same time period of 2006. Average noninterest-bearing deposits decreased to $107.0 million for the nine months ended September 30, 2007, from $113.5 million for the same time period of 2006. The average interest rate paid on total non interest-bearing and interest-bearing liabilities increased by 22 basis points to 3.68% for the three months ended September 30, 2007, compared to 3.46% for the same period in 2006. The average interest rate paid on total non interest-bearing and interest-bearing liabilities increased by 46 basis points to 3.69% for the nine months ended September 30, 2007, compared to 3.23% for the same period in 2006.

The increase in interest income for the three and nine months ended September 30, 2007, as compared to the same period in 2006, was primarily the result of an increase in average earning assets and earning asset yields. Average earning assets increased due mainly to an increase in commercial loans. For the three months ended September 30, 2007, as compared to the same period in 2006, average commercial loans increased by $88.1 million, or 16.4%. For the nine months ended September 30, 2007, as compared to the same period in 2006, average commercial loans increased by $97.4 million, or 19.0%. The slight decrease in earning asset yields on commercial loans for the three months ended September

30, 2007, compared to the same period in 2006, was due mainly to a lower average prime rate for the comparative periods. The increase in earning asset yields on commercial loans for the nine months ended September 30, 2007, compared to the same period in 2006, was due mainly to a higher average prime rate for the comparative periods. For the three months ended September 30, 2007, as compared to the same period in 2006, earning asset yields on investment securities increased from 5.2% at September 30, 2006 to 5.7% at September 30, 2007. For the nine months ended September 30, 2007, as compared to the same period in 2006, earning asset yields on investment securities increased from 5.1% at September 30, 2006 to 5.6% at September 30, 2007. In March 2007, the Company restructured the investment portfolio by selling approximately $64.1 million of available for sale investment securities yielding 4.04% and reinvesting the proceeds into approximately $65.5 million of available for sale investment securities yielding 5.54%.

The increase in interest expense for the three and nine months ended September 30, 2007, as compared to the same period in 2006, was primarily the result of an increase in average interest-bearing liabilities and overall cost of funds. For the three months ended September 30, 2007, as compared to the same period in 2006, the average rate paid on interest-bearing liabilities increased from 4.0% at September 30, 2006 to 4.2% at September 30, 2007. For the nine months ended September 30, 2007, as compared to the same period in 2006, the average rate paid on interest-bearing liabilities increased from 3.7% at September 30, 2006 to 4.2% at September 30, 2007. For the three month period ended September 30, 2007, as compared to the same period in 2006, average interest bearing deposits increased $84.4 million or 14.5% from September 30, 2006 to September 30, 2007 due primarily to strong organic growth in certificate of deposits and escrow accounts. For the nine month period ended September 30, 2007, as compared to the same period in 2006, average interest bearing deposits increased $64.9 million or 11.3% from September 30, 2006 to September 30, 2007 due primarily to strong organic growth in certificate of deposits and escrow accounts. The increase in interest-bearing deposit rates for the comparative three and nine month periods was the result of management’s disciplined approach to deposit pricing in response to the increase in short-term interest rates, as well as, the effect of longer-term certificates of deposit maturing during the period and repricing at higher interest rates. For the three months ended September 30, 2007, as compared to the same period in 2006, average interest-bearing wholesale funding decreased by $15.8 million or 7.9%. For the nine months ended September 30, 2007, as compared to the same period in 2006, average interest-bearing wholesale funding grew by $8.4 million or 4.5%.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2007 was $300,000 compared to $300,000 for the same period of 2006. The provision for loan losses for the nine months ended September 30, 2007 was $598,000 compared to $725,000 for the same period of 2006. The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio. The decrease in the provision for the nine months ended September 30, 2007 is due primarily to the result of management’s evaluation and classification of the credit quality of the loan portfolio utilizing a qualitative and quantitative internal loan review process. Non-performing loans decreased $1,400,000 in the third quarter of 2007. Substandard loans decreased by $565,000 for the nine month period ended September 30, 2007. Management has determined that the current allowance for loan losses is adequate. The Company continues to maintain strong asset quality ratios in light of the continued growth in the Company’s loan portfolio and management’s assessment of the credit quality factors existing at this time. The ratio of the allowance for loan losses to loans outstanding at September 30, 2007 and December 31, 2006 was 0.89% and 1.00%, respectively. Please see further discussion under the caption “Allowance for Loan Losses.”

Other Income

Total non-interest income for the three months ended September 30, 2007 decreased 4.9% to $5.2 million compared to $5.5 million for the same period in 2006. Total non-interest income for the nine months ended September 30, 2007 decreased 20.8% to $12.7 million compared to $16.0 million for the same period in 2006.

Net securities gains of $85,000 were recorded for the three months ended September 30, 2007 compared to net security gains of $65,000 for the same period in 2006. Net securities losses were $2.4 million for the nine months ended September 30, 2007 compared to net security gains of $274,000 for the same period in 2006. Net securities gains for the three months ended September 30, 2007 and 2006 were primarily from the planned sales of investment securities and equity portfolio holdings. Net securities losses for the nine months ended September 30, 2007 were primarily due to the sale of $64.1 million in lower-yielding available for sale securities as part of a balance sheet restructuring completed in the first quarter of 2007. Net securities gains for the nine months ended September 30, 2006 were primarily from the planned sales of equity portfolio holdings.

For the three months ended September 30, 2007, customer service fees decreased to $664,000 from $671,000, or 1.0%, for the same period in 2006. For the nine months ended September 30, 2007, customer service fees decreased to $1,993,000 from $2,012,000, or 0.9%, for the same period in 2006. The decreases for the three and nine month periods were due primarily to a decrease in commercial account analysis fees and non-sufficient funds charges.

Revenue from mortgage banking activities for the three months ended September 30, 2007 decreased to $432,000 from $932,000, or 53.6%, compared to the same period in 2006. For the nine months ended September 30, 2007, revenue from mortgage banking activity decreased to $1.5 million from $2.8 million, or 46.2%, compared to the same period in 2006. The decrease is due primarily to a declining volume of loans sold into the secondary mortgage market. The Company operates its mortgage banking activities through Philadelphia Financial Mortgage, a division of Leesport Bank. Philadelphia Financial Mortgage does not underwrite any sub-prime loans.

One of the Company’s primary sources of other income is commissions and other revenue generated primarily through sales of insurance products through Essick & Barr, LLC, a wholly owned subsidiary of the Company. Revenues from insurance operations were $3.0 million for the third quarter of 2007 compared to $3.0 million for the same period in 2006. Revenues from insurance operations were $8.7 million for the nine months ended September 30, 2007 compared to $8.5 million for the same period in 2006, a 1.8% increase. The increase in insurance commissions and other revenue for the three and nine month periods ended September 30, 2007 is mainly attributed to increased contingency income on sales of insurance products.

Revenue from brokerage and investment advisory commissions and fees for the three months ended September 30, 2007 increased to $189,000 from $186,000, or 1.6%, for the same period in 2006. For the nine months ended September 30, 2007, revenue from brokerage and investment advisory commissions and fees increased to $651,000 from $563,000, or 15.6%, for the same period in 2006. The increase is due primarily to an increase in investment advisory service activity offered through Madison Financial Advisors, LLC, a wholly owned subsidiary of the Company.

Earnings on investment in life insurance for the three months ended September 30, 2007 increased to $197,000 from $131,000, or 50.4%, for the same period in 2006. For the nine months ended September 30, 2007, earnings on investment in life insurance increased to $587,000 from $387,000, or 51.7%, for the same period in 2006. The increase is due primarily to the purchase of $5 million of additional bank owned life insurance (“BOLI”) in the third quarter of 2006.

Other income including gain on sale of loans for the three months ended September 30, 2007 increased to $666,000 from $504,000, or 32.1%, for the same period in 2006. For the nine months ended September 30, 2007, other income including gain on sale of loans increased to $1.7 million from $1.4 million, or 16.4%, for the same period in 2006. The increases for the three and nine months are due primarily to an increase in network interchange income and gains recognized on the sale of SBA loans.

Other Expense

Total non-interest expense for the three months ended September 30, 2007 increased 2.9% to $10.0 million compared to $9.8 million for the same period in 2006. Total non-interest expense for the nine months ended September 30, 2007 increased 0.6% to $30.4 million compared to $30.3 million for the same period in 2006.

Salaries and benefits were $5.2 million for the three months ended September 30, 2007, a decrease of 1.7% compared to $5.3 million for the same period in 2006. Salaries and benefits were $16.2 million for the nine months ended September 30, 2007, a decrease of 2.8% compared to $16.7 million for the same period in 2006. Included in salaries and benefits for the three months ended September 30, 2007 and September 30, 2006 were stock-based compensation costs of $69,000 and $37,000, respectively. Included in salaries and benefits for the nine months ended September 30, 2007 and September 30, 2006 were stock-based compensation costs of $190,000 and $122,000, respectively. The decrease in salaries and benefits for the comparative three and nine month periods is primarily attributed to a reduction in staff as a result of the Company’s corporate-wide reorganization plan initiated in 2006, as well as a decrease in commissions paid on mortgage origination activity through Philadelphia Financial Mortgage. Total commissions paid for the three months ended September 30, 2007 and 2006 were $307,000 and $624,000, respectively. Total commissions paid for the nine months ended September 30, 2007 and 2006 were $1.2 million and $1.7 million, respectively. Full-time equivalent (FTE) employees decreased to 316 at September 30, 2007 from 320 at September 30, 2006.

Occupancy expense and furniture and equipment expense for the three months ended September 30, 2007 decreased to $1.7 million from $1.8 million, or 2.5%, for the same period in 2006. For the nine months ended September 30, 2007, occupancy expense and furniture and equipment expense decreased to $5.2 million from $5.4 million, or 4.4%, for the same period in 2006. The decrease for the comparative periods is due primarily to a reduction in building lease expense and furniture and equipment depreciation expense.

Marketing and advertising expense for the three months ended September 30, 2007 was $398,000 compared to $286,000 for the same period of 2006. Marketing and advertising expense for the nine months ended September 30, 2007 was $1.2 million compared to $1.0 million for the same period of 2006. The Company continues its marketing campaigns targeting the greater Reading and Philadelphia regions. These marketing efforts coincide with a new corporate-wide re-branding initiative designed to focus on our one-company portfolio of banking, insurance and wealth management products and services.

Professional services expense and outside processing expense for the three months ended September 30, 2007 increased to $1.2 million from $1.0 million, or 19.6%, for the same period in 2006. For the nine months ended September 30, 2007, professional services expense and outside processing expense increased to $3.6 million from $3.1 million, or 16.7%, for the same period in 2006. The increase for the comparative periods is due primarily to an increase in general Company business initiatives and computer, network and internet banking expenses.

Income Taxes

Income tax expense for the three months ended September 30, 2007 was $786,000, an 8.0% decrease as compared to income tax expense of $854,000 for the three months ended September 30, 2006. Income tax expense for the nine months ended September 30, 2007 was $1.3 million, a 41.0% decrease as compared to income tax expense of $2.1 million for the nine months ended September 30, 2006. The effective income tax rate for the three months ended September 30, 2007 and 2006 was 23.7% and 24.8%, respectively. The effective income tax rate for the nine months ended September 30, 2007 and 2006 was 18.9% and 23.8%, respectively. The decrease in the effective income tax rate for the comparative three and nine month periods are due primarily to tax exempt income increasing while income before income taxes decreased. Also affecting the income tax rate for the nine months ended September 30, 2007 was a $2.5 million pretax loss incurred on the sale of $64.1 million in available for sale securities in the first quarter of 2007. Included in the income tax provision is a federal tax benefit from our $5.0 million investment in an affordable housing, corporate tax credit limited partnership of $450,000 and $450,000 for the nine months ended September 30, 2007 and 2006, respectively.

Financial Condition

The total assets of the Company at September 30, 2007 were $1.09 billion, an increase of approximately $50.2 million, or 6.4% annualized, from $1.04 billion at December 31, 2006.

Mortgage Loans Held for Sale

Mortgage loans held for sale decreased $2.8 million, or 66.0% annualized, to $2.8 million at September 30, 2007 from $5.6 million at December 31, 2006. This decrease is primarily related to a decrease in the volume of loans originated for sale into the secondary residential real estate loan market through the Philadelphia Financial Mortgage.

Securities Available for Sale

Investment securities available for sale increased $9.1 million, or 7.4% annualized, to $173.3 million at September 30, 2007 from $164.2 million at December 31, 2006. Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity. The increase in investment securities available for sale will mitigate interest rate risk and enhance net interest income. As discussed above, in March 2007, the Company restructured the available for sale investment portfolio by selling approximately $64.1 million of available for sale investment securities yielding 4.04% and reinvesting the proceeds into approximately $65.5 million of available for sale investment securities yielding 5.54%. The Company believes this restructuring has had a positive impact on the Company’s ability to manage its balance sheet from both a market and an interest rate risk perspective which will benefit interest income, net interest margin, net income and earnings per common share for the remainder of 2007 and beyond.

Loans

Total loans, net of allowance for loan losses, increased to $798.3 million, or 7.2% annualized, at September 30, 2007 from $757.2 million at December 31, 2006.

The components of loans were as follows:

	September 30,	December 31,
	2007	2006
	(Dollar amounts in thousands)
Residential real estate	$230,625	$210,175
Commercial	151,773	136,666
Commercial, secured by real estate	364,052	350,149
Consumer	5,911	6,034
Home equity lines of credit	54,038	62,847

Loans	806,399	765,871

Net deferred loan fees	(965)	(1,088)
Allowance for loan losses	(7,162)	(7,611)

Loans, net of allowance for loan losses	$798,272	$757,172

Loans secured by real estate (not including home equity lending products) increased $34.4 million, or 8.2% annualized, to $594.7 million at September 30, 2007 from $560.3 million at December 31, 2006. This increase is primarily due to an increase in originations of commercial loans secured by residential real estate.

Commercial loans increased to $515.8 million at September 30, 2007 from $486.8 million at December 31, 2006, an increase of $29.0 million, or 8.0% annualized. The increase is due primarily to an increase in fixed-rate commercial real estate loans. This increase is also net of approximately $2.0 million of SBA loans sold during the period. The sale of these loans is in line with the Company’s asset/liability strategy to limit interest rate risk.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2007 was $7.2 million compared to $7.6 million at December 31, 2006. Additions to the allowance are made from time to time based upon management’s assessment of credit quality factors existing at that time. The Company performs a review of the credit quality of its loan portfolio on a monthly basis to determine the adequacy of the allowance for loan losses. The allowance at September 30, 2007 was 0.89% of outstanding loans compared to 1.00% of outstanding loans at December 31, 2006. The decrease in the allowance for loan losses at September 30, 2007 from December 31, 2006 is primarily due to an increase in the credit quality of the loan portfolio with non-performing loans decreasing $1.4 million for the three months ended September 30, 2007 and substandard loans decreasing by $565,000 for the nine months ended September 30, 2007. For the three months ended September 30, 2007, annualized net charge-offs to average loans was 0.32% compared to 0.04% for the three months ended September 30, 2006. For the nine months ended September 30, 2007, annualized net charge-offs to average loans was 0.18% compared to 0.16% for the nine months ended September 30, 2006.

The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio. Additions to the allowance are charged through the provision for loan losses. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. Management regularly assesses the adequacy of the allowance by performing both quantitative and qualitative evaluations of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, the value of any underlying collateral, risk characteristics in the loan portfolio, local and national economic conditions, and other relevant factors. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change. Based upon the results of such reviews, management believes that the allowance for loan losses at September 30, 2007 was adequate to absorb credit losses inherent in the portfolio at that date.

The following table shows the activity in the Company’s allowance for loan losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollar amounts in thousands)

Balance of allowance for loan losses, beginning of period	$7,492	$7,301	$7,611	$7,619
Loans charged-off:
Commercial, financial and agricultural	(605)	(141)	(1,012)	(876)
Real estate – mortgage	—	—	(34)	—
Consumer	(52)	(7)	(196)	(87)
Total loans charged-off	(657)	(148)	(1,242)	(963)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	7	52	110	57
Real estate – mortgage	8	4	53	34
Consumer	12	20	32	57
Total recoveries	27	76	195	148
Net loans charged-off	(630)	(72)	(1,047)	(815)
Provision for loan losses	300	300	598	725
Balance, end of period	$7,162	$7,529	$7,162	$7,529

Net charge-offs to average loans (annualized)	0.32%	0.04%	0.18%	0.16%
Allowance for loan losses to loans outstanding	0.89%	1.02%	0.89%	1.02%
Loans outstanding at end of period (net of unearned income)	$805,434	$737,264	$805,434	$737,264
Average balance of loans outstanding during the period	$792,893	$713,703	$778,891	$687,129

The following table summarizes the Company’s non-performing assets:

	September 30,	December 31,
	2007	2006
	(Dollar amounts in thousands)
Non-accrual loans:
Real estate	$1,837	$1,317
Consumer	213	578
Commercial, financial and agricultural	2,229	2,094
Total	4,279	3,989

Loans past due 90 days or more and still accruing:
Real estate	—	47
Consumer	10	—
Commercial, financial and agricultural	851	46
Total	861	93

Troubled debt restructurings	276	319

Total non-performing loans	5,416	4,401

Other real estate owned	307	858

Total non-performing assets	$5,723	$5,259

Non-performing loans to loans outstanding at end of period (net of unearned income)	0.67%	0.58%
Non-performing assets to loans outstanding at end of period (net of unearned income) plus OREO	0.71%	0.69%

Premises and Equipment

Components of premises and equipment were as follows:

	September 30,	December 31,
	2007	2006
	(Dollar amounts in thousands)

Land and land improvements	$263	$263
Buildings	858	858
Leasehold improvements	3,454	3,398
Furniture and equipment	10,489	9,463
	15,064	13,982

Less: accumulated depreciation	8,201	7,041

Premises and equipment, net	$6,863	$6,941

Included in furniture and equipment for the nine months ended September 30, 2007 was approximately $560,000 for the purchase, installation and implementation of a new corporate-wide IP Phone system. In keeping with the one-company approach and the unified branding initiative, this phone system consolidates the Company’s internal communications infrastructure between the Bank, Insurance and Wealth Management divisions.

Deposits

Total deposits at September 30, 2007 were $747.9 million compared to $702.8 million at December 31, 2006, an increase of $45.1 million, or 6.4% annualized.

The components of deposits were as follows:

	September 30,	December 31,
	2007	2006
	(Dollar amounts in thousands)

Demand, non-interest bearing	$104,742	$108,549
Demand, interest bearing	218,757	209,875
Savings	98,776	80,982
Time, $100,000 and over	106,275	97,419
Time, other	219,341	206,014

Total deposits	$747,891	$702,839

The increase in interest bearing deposits is due primarily to an increase in time deposits and escrow deposits with the majority of these deposits maturing in one year or less. Management continues to promote these types of deposits through a disciplined pricing strategy as a means of managing the Company’s overall cost of funds, as well as, management’s continuing emphasis on commercial and retail marketing programs and customer service.

Borrowings

Total debt increased by $15.1 million, or 9.5% annualized, to $227.8 million at September 30, 2007 from $212.7 million at December 31, 2006. The increase in total debt and borrowings was primarily due to overnight federal funds which increased to $103.0 million at September 30, 2007 from $82.1 million at December 31, 2006 offset by long term debt which decreased to $5.0 million at September 30, 2007 from $19.5 million at December 31, 2006. The net increase in borrowed funds was due primarily to an increase in loans, net of allowance for loan losses, of $41.1 million to $798.3 million at September 30, 2007 from $757.2 million at December 31, 2006. Securities sold under agreements to repurchase increased by $8.4 million, or 12.3% annualized, for the nine months ended September 30, 2007.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	September 30,	December 31,
	2007	2006
	(Dollar amounts in thousands)
Loan origination committments	$69,890	$82,123
Unused lines of credit	250,901	197,576
Standby letters of credit	19,219	18,862

Capital

Total shareholders’ equity increased $2.8 million, or 3.6% annualized, to $104.9 million at September 30, 2007 from $102.1 million at December 31, 2006. The increase in shareholders’ equity is the net result of:   Net income for the period of $5.4 million less dividends declared of $3.2 million; proceeds of $617,000 from the issuance of shares of common stock under the Company’s employee benefit and director compensation plans; a net decrease in the unrealized loss on securities available for sale, net of tax, of $647,000; the reissuance of treasury stock of $320,000 primarily in connection with earn-outs of contingent consideration to principals from the acquisition of The Boothby Group insurance agency and First Affiliated Investments; and the purchase of $573,000 in treasury stock . Also included in shareholders’ equity for the nine month period ended September 30, 2007 was $409,000 in a cumulative-effect adjustment to retained earnings, net of tax, due to the adoption of SFAS No. 159.

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

An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders’ equity less intangible assets (Tier I risk-based capital), to average quarterly assets less intangible assets. The leverage ratio at September 30, 2007 was 8.11% compared to 8.24% at December 31, 2006. This decrease is primarily the result of a proportionate increase in average assets compared to Tier I risk-based capital. For the nine months ended September 30, 2007, the capital ratios were above minimum regulatory guidelines.

As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy. Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments. For the Company, Tier I risk-based capital consists of common shareholders’ equity less intangible assets plus the junior subordinated debt, and Tier II risk-based capital includes the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets. By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier I risk-based capital. In addition, federal banking regulating authorities have issued a final rule restricting the Company’s junior subordinated debt to 25% of Tier I risk-based capital. Amounts of junior subordinated debt in excess of the 25% limit generally may be included in Tier II risk-based capital. The final rule provides a five-year transition period, ending March 31, 2009. At September 30, 2007, the entire amount of these securities was allowable to be included as Tier I risk-based capital for the Company. For both periods, the capital ratios were above minimum regulatory guidelines.

The following table sets forth the Company’s risk-based capital amounts and ratios.

	September 30,	December 31,
	2007	2006
	(Dollar amounts in thousands)

Tier I
Common shareholders’ equity excluding unrealized gains (losses) on securities	$104,921	$102,130
Disallowed intangible assets	(42,927)	(43,338)
Junior subordinated debt	20,252	20,000
Tier II
Allowable portion of allowance for loan losses	7,162	7,611
Unrealized losses on available for sale equity securities	1,366	2,296

Total risk-based capital	$90,774	$88,699

Risk adjusted assets (including off-balance sheet exposures)	$805,791	$796,229

Leverage ratio	8.11%	8.24%
Tier I risk-based capital ratio	10.38%	10.18%
Total risk-based capital ratio	11.27%	11.14%

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

At September 30, 2007, the Company had a total of $227.9 million, or 20.9%, of total assets in borrowed funds. These borrowings included $99.4 million of repurchase agreements, $103.0 million of federal funds purchased, $5.0 million of term borrowings with the Federal Home Loan Bank, and $20.4 million in junior subordinated debt. The FHLB borrowings have final maturities ranging from January 2008 through February 2008 at interest rates ranging from 3.5% to 3.9%. At September 30, 2007, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $176.9 million. The Company remains slightly liability sensitive and will continue its strategy to originate fixed and adjustable rate commercial and installment loans and use investment security cash flows, core deposits, escrow deposits and repurchase agreements to reduce the overnight borrowings to maintain a more neutral gap position.

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

During October 2002, the Company entered into an interest rate swap agreement with a notional amount of $5 million. This derivative financial instrument effectively converted fixed interest rate obligations of outstanding junior subordinated debt to variable interest rate obligations, decreasing the asset sensitivity of its balance sheet by more closely matching the Company’s variable rate assets with variable rate liabilities. The Company considers the credit risk inherent in the contract to be negligible.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company’s assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC.

Item 4 - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of such date.

There have been no material changes in the Company’s internal control over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth certain information relating to shares of the Company’s common stock repurchased by the company during the quarter ended September 30, 2007.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar value) of Shares (or units) That May Yet Be Purchased Under the Plans or Programs

Month #1 (July 1 – July 31, 2007)	5,000	$19.60	5,000	145,000

Month #2 (August 1 – August 31, 2007)	25,000	$19.00	25,000	120,000

Month #3 (September 1 – September 30, 2007)	—	$—	—	120,000

Total	30,000	$19.10	30,000	120,000

Item 3	Defaults Upon Senior Securities – None

Item 4	Submission of Matters to Vote of Security Holders – None

Item 5	Other Information - None

Item 6	Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003).

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 18, 2005).

10.1

Second Amendment to Employment Agreement, effective July 2, 2007, by and among the Company, Essick & Barr, LLC and Charles J. Hopkins (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2007).

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

LEESPORT FINANCIAL CORP.
(Registrant)

Dated: October 31, 2007	By	/s/Robert D. Davis

Robert D. Davis
President and Chief
Executive Officer

Dated: October 31, 2007	By	/s/Edward C. Barrett

Edward C. Barrett
Executive Vice President and
Chief Financial Officer