Form 10-K
period 2007-12-31
VIST FINANCIAL CORP
filed 2008-03-07
CIK 775662

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT UNDER SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE
FISCAL YEAR ENDED DECEMBER 31, 2007

Commission File Number No. 0-14555

VIST FINANCIAL CORP.
(Exact name of Registrant as specified in its charter)

LEESPORT FINANCIAL CORP.
(Former Name if Applicable)

PENNSYLVANIA (State or other jurisdiction of Incorporation or organization)	23-2354007 (I.R.S. Employer Identification No.)
1240 Broadcasting Road Wyomissing, Pennsylvania 19610 (Address of principal executive offices)
(610) 208-0966 (Registrants telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $5.00 Par Value (Title of each class)	The NASDAQ Stock Market LLC (Name of each exchange on which registered)

Securities registered under Section 12(g) of the Exchange Act:

        Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of June 30, 2007, the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates computed by reference to the price at which common stock was last sold was approximately $104.8 million.

        Number of Shares of Common Stock Outstanding at March 7, 2008: 5,689,808

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement prepared in connection with its Annual Meeting of Stockholders to be held on April 22, 2008 are incorporated in Part III hereof.

PART I

FORWARD LOOKING STATEMENTS

        VIST Financial Corp. (the "Company"), formerly known as Leesport Financial Corp., may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits hereto and thereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

Item 1.    Business

        On March 3, 2008, the Company changed its name from Leesport Financial Corp. to VIST Financial Corp. This re-branding initiative brought all the Leesport Financial Family of Companies under one new name and brand. Individual affiliate company name change details are included in the following paragraphs.

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

        The Company's common stock is traded on the NASDAQ Global Market system under the symbol "VIST."

        At December 31, 2007, the Company had total assets of $1.1 billion, total shareholders' equity of $106.6 million, and total deposits of $712.6 million.

Subsidiary Activities

The Bank

        The Company's wholly-owned banking subsidiary is VIST Bank ("VIST Bank" or the "Bank"), formerly known as Leesport Bank, a Pennsylvania chartered commercial bank. During the year ended December 31, 2000, the charters of The First National Bank of Leesport, incorporated under the laws of the United States of America as a national bank in 1909, and Merchants Bank of Pennsylvania, both wholly-owned banking subsidiaries of the Company at that time, were merged into a single charter. VIST Bank operates in Berks, Schuylkill, Philadelphia, Delaware and Montgomery counties in Pennsylvania.

        On October 1, 2004, the Company acquired 100% of the outstanding voting shares of Madison Bancshares Group, Ltd., the holding company for Madison Bank ("Madison"), a Pennsylvania state-chartered commercial bank and its mortgage banking division, Philadelphia Financial Mortgage Company, now known as VIST Mortgage. Madison and VIST Mortgage are both now divisions of VIST Bank. The transaction enhances the Bank's strong presence in Pennsylvania, particularly in the high growth counties of Berks, Philadelphia, Montgomery and Delaware.

        VIST Bank had two wholly-owned subsidiaries as of December 31, 2007: VIST Realty Solutions, LLC, formerly known as Leesport Realty Solutions, LLC, which provides title insurance and other real estate related services to its customers through limited partnership arrangements with third parties involved in the real estate services industry; and Leesport Mortgage Holdings, LLC, now known as VIST Mortgage Holdings, LLC, which provides mortgage brokerage services, including, without limitation, any activity in which a mortgage broker may engage. It is operated as a permissible "affiliated business arrangement" within the meaning of the Real Estate Settlement Procedures Act of 1974.

        VIST Realty Solutions, LLC, provides title insurance and other real estate related services to the Company's customers through limited partnership arrangements with unaffiliated third parties involved in the real estate services industry. The capital contributions of VIST Realty Solutions, LLC in connection with the formation of each of the limited partnerships were not material. None of the limited partnership arrangements involves the use of a special purposes entity for financial accounting purposes or any off-balance sheet financing technique. Neither the Company nor any other affiliate of the Company nor VIST Realty Solutions, LLC has any continuing contractual financial commitment to the limited partnerships beyond the amount of the initial capital contribution.

Commercial and Retail Banking

        VIST Bank provides services to its customers through eighteen full service financial centers, which operate under VIST Bank's name in Leesport, Blandon, Bern Township, Wyomissing, Breezy Corner, Hamburg, Birdsboro, Northeast Reading, Exeter Township, and Sinking Spring all of which are in Berks County, Pennsylvania. VIST Bank also operates a financial center in Schuylkill Haven, which is located in Schuylkill County, Pennsylvania. Through its 2004 acquisition of Madison, VIST Bank operates financial centers in Blue Bell, Conshohocken, Horsham, Oaks and Centre Square all of which are in Montgomery County, Pennsylvania. The Bank also operates a financial center in Fox Chase (northeast Philadelphia) in Philadelphia County, Pennsylvania and Strafford in Delaware County, Pennsylvania. The Bank also operates a limited service facility in Wernersville, Berks County, Pennsylvania. All full service financial centers provide automated teller machine services. Each financial center, except the Wernersville and Breezy Corner locations, provide drive-in facilities.

        VIST Bank engages in full service commercial and consumer banking business, including such services as accepting deposits in the form of time, demand and savings accounts. Such time deposits include certificates of deposit, individual retirement accounts and Roth IRAs. The Bank's savings accounts include money market accounts, health savings accounts, club accounts, NOW accounts and traditional regular savings accounts. In addition to accepting deposits, the Bank makes both secured and unsecured commercial and consumer loans, finances commercial transactions, provides equipment lease and accounts receivable financing and makes construction and mortgage loans, including home equity loans. The Bank also provides small business loans and other services including rents for safe deposit facilities.

        At December 31, 2007, the Bank had the equivalent of 217 full-time employees.

Mortgage Banking

        VIST Bank provides mortgage banking services to its customers through VIST Mortgage, formerly known as Philadelphia Financial Mortgage. VIST Mortgage operates offices in Reading, Blue Bell and Camp Hill, which are located in Berks County, Pennsylvania, Montgomery County, Pennsylvania and Cumberland County, Pennsylvania, respectively.

Insurance

        VIST Insurance ("VIST Insurance"), formerly known as Essick & Barr, LLC, offers a full line of personal and commercial property and casualty insurance as well as group insurance for businesses, employee benefit plans, and life insurance. VIST Insurance is headquartered in Reading, Pennsylvania with sales offices at 108 South Fifth Street, Reading, Pennsylvania; 460 Norristown Road, Blue Bell, Pennsylvania; 1240 Broadcasting Road, Wyomissing, Pennsylvania. VIST Insurance had 62 full-time employees at December 31, 2007.

Wealth Management

        VIST Capital Management ("VIST Capital"), formerly known as Madison Financial Advisors, offers a full line of products and services for individual financial planning, retirement and estate planning, investments, corporate and small business pension and retirement planning. VIST Capital is headquartered at 1240 Broadcasting Road, Wyomissing, Pennsylvania and had 7 full-time employees at December 31, 2007.

Equity Investments

        Health Savings Accounts—In July 2005, the Company purchased a 25% equity position in First HSA, LLC a national health savings account ("HSA") administrator. The investment formalized a relationship that existed since 2001. This relationship has allowed the Company to be a custodian for HSA customers throughout the country. At December 31, 2007, the Company has more than 20,000 accounts with approximately $39.0 million in deposits. The Company believes that this relationship has given it a head-start in the HSA business and will continue to give it an advantage in raising deposits in 2008.

Junior Subordinated Debt

        The Company owns First Leesport Capital Trust I (the "Trust"), a Delaware statutory business trust formed on March 9, 2000, in which the Company owns all of the common equity. The Trust has outstanding $5 million of 10 7/8% fixed rate mandatory redeemable capital securities. These securities must be redeemed in March 2030, but may be redeemed on or after March 9, 2010 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if these securities no longer qualify as Tier 1 capital for the Company. In October, 2002 the Company entered into an interest rate swap agreement that effectively converts the securities to a floating interest rate of six month LIBOR plus 5.25%. In June, 2003 the Company purchased a six month LIBOR cap to create protection against rising interest rates for the interest rate swap.

        On September 26, 2002, the Company established Leesport Capital Trust II, a Delaware statutory business trust, in which the Company owns all of the common equity. Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45%. These securities must be redeemed in September 2032, but may be redeemed on or after November 7, 2007 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if these securities no longer qualify as Tier 1 capital for the Company. The Company opted not to redeem these capital securities in 2007 due to unfavorable economic conditions and interest rates. The Company will continue to evaluate the feasibility of redeeming these capital securities.

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

Regulation of VIST Bank

        VIST Bank is a Pennsylvania chartered commercial bank, and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to regulation and examination by the Pennsylvania Department of Banking and by the FDIC. The Community Reinvestment Act requires VIST Bank to help meet the credit needs of the entire community where VIST Bank operates, including low and moderate income neighborhoods. VIST Bank's rating under the Community Reinvestment Act, assigned by the FDIC pursuant to an examination of VIST Bank, is important in determining whether the Bank may receive approval for, or utilize certain streamlined procedures in, applications to engage in new activities.

        VIST Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of VIST Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

Regulatory Restrictions on Dividends

        Dividend payments made by VIST Bank to the Company are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the FDIC. Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, retained earnings). The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends if they are not classified as well capitalized or adequately capitalized.

        Under these policies and subject to the restrictions applicable to the Bank, the Bank had approximately $16.6 million available for payment of dividends to the Company at December 31, 2007, without prior regulatory approval.

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

        The FDIC has implemented a new risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital adequacy and supervisory measures as well as certain financial ratios. New deposit insurance assessment rates are billed quarterly and in arrears. The new assessment rate calculation is valid only for Risk Category I or well-capitalized institutions with minimum composite CAMELS ratings as of the end of the quarterly assessment period. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 2007, the Bank was well capitalized for purposes of calculating insurance assessments.

        The FDIC's Board of Directors has adopted minimum and maximum assessment rates for Risk Category I institutions of 5.0 basis points and 7.0 basis points, respectively, beginning in 2007. Based on the FDIC assessment rate calculation at December 31, 2007, the Bank's FDIC assessment rate is 5.78 basis points. Risk Category I institutions in existence prior to 1996 will receive a partial credit for past deposit insurance premiums paid. The amount of the remaining deposit insurance premium credit available for the Bank is approximately $53,000. For assessments that become due for assessment periods beginning in fiscal years 2008, 2009, and 2010, credits may not be applied to more than 90 percent of the Bank's assessment.

        In 2007, the Bank paid no premiums for deposit insurance, however, it is subject to assessments to pay the interest on Financing Corporation ("FICO") bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the FICO bonds. Beginning in 2000, commercial banks and thrifts are subject to the same assessment for FICO bonds. The FDIC sets the Financing Corporation assessment rate every quarter. The current FICO bond assessment for the Bank is $.0114, annualized, for each $100 of deposits. The deposit insurance modernization legislation does not affect the authority of the Financing Corporation to collect these assessments.

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

        The Sarbanes-Oxley Act of 2002 was enacted to enhance penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures under the federal securities laws. The Sarbanes-Oxley Act generally applies to all companies, including the Company, that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or the Exchange Act. The legislation includes provisions, among other things, governing the services that can be provided by a public company's independent auditors and the procedures for approving such services, requiring the chief executive officer and chief financial officer to certify certain matters relating to the company's periodic filings under the Exchange Act, requiring expedited filings of reports by insiders of their securities transactions and containing other provisions relating to insider conflicts of interest, increasing disclosure requirements relating to critical financial accounting policies and their application, increasing penalties for securities law violations, and creating a new Public Company Accounting Oversight Board ("PCAOB"), a regulatory body subject to SEC jurisdiction with broad powers to set auditing, quality control and ethics standards for accounting firms. In connection with this legislation, the national securities exchanges and Nasdaq have adopted rules relating to certain matters, including the independence of members of a company's audit committee, as a condition to listing or continued listing. The Company does not believe that the application of these rules to the Company will have a material effect on its business, financial condition or results of operations.

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

        VIST Insurance and VIST Capital are subject to additional regulatory requirements. VIST Insurance is subject to Pennsylvania insurance laws and the regulations of the Pennsylvania Department of Insurance. The securities brokerage activities of VIST Capital are subject to regulation by the SEC and the NASD/SIPC, and VIST Capital is a registered investment advisor subject to regulation by the SEC.

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

        In addition, some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on federally insured financial institutions. As a result, those non-bank competitors may be able to access funding and provide various services more easily or at less cost than we can, adversely affecting our ability to compete effectively.

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

        Our ability to pay dividends to our shareholders largely depends on our receipt of dividends from VIST Bank. The amount of dividends that VIST Bank may pay to us is limited by federal laws and regulations. We also may decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business.

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

        We intend to continue to expand our business and operations to increase deposits and loans. Continued growth may present operating and other problems that could adversely affect our business, financial condition and results of operations. Our growth may place a strain on our administrative and operational, personnel, and financial resources and increase demands on our systems and controls. Our ability to manage growth successfully will depend on our ability to attract qualified personnel and maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms, as well as on factors beyond our control, such as economic conditions and interest rate trends. If we grow too quickly and are not able to attract qualified personnel, control costs and maintain asset quality, this continued rapid growth could materially adversely affect our financial performance.

Our legal lending limits are relatively low and restrict our ability to compete for larger customers.

        At December 31, 2007, our lending limit per borrower was approximately $12.8 million, or approximately 12% of our capital. Accordingly, the size of loans that we can offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and to our customers.

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

        The market price for our common stock has fluctuated, ranging between $23.91 and $16.85 per share during the 12 months ended December 31, 2007. The overall market and the price of our common stock may continue to be volatile. There may be a significant impact on the market price for our common stock due to, among other things, developments in our business, variations in our anticipated or actual operating results, changes in investors' or analysts' perceptions of the risks and conditions of our business and the size of the public float of our common stock. The average daily trading volume for our common stock as reported on NASDAQ was 3,739 shares during the twelve months ended December 31, 2007, with daily volume ranging from a low of zero shares to a high of 56,180 shares. There can be no assurance that a more active or consistent trading market in our common stock will develop. As a result, relatively small trades could have a significant impact on the price of our common stock.

Market conditions may adversely affect our fee based investment and insurance business.

        The revenues of our fee based insurance business are derived primarily from commissions from the sale of insurance policies, which commissions are generally calculated as a percentage of the policy premium. These insurance policy commissions can fluctuate as insurance carriers from time to time increase or decrease the premiums on the insurance products we sell. Similarly, we receive fee based revenues from commissions from the sale of securities and investment advisory fees. In the event of decreased stock market activity, the volume of trading facilitated by VIST Capital Management, LLC will in all likelihood decrease resulting in decreased commission revenue on purchases and sales of securities. In addition, investment advisory fees, which are generally based on a percentage of the total value of an investment portfolio, will decrease in the event of decreases in the values of the investment portfolios, for example, as a result of overall market declines.

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

        The Company's principal office is located in the administration building at 1240 Broadcasting Road, Wyomissing, Pennsylvania.

        Listed below are the locations of properties owned or leased by the Company and its subsidiaries. Owned properties are not subject to any mortgage, lien or encumbrance.

Property Location	Leased or Owned
Corporate Office 1240 Broadcasting Road Wyomissing, Pennsylvania	Leased
Operations Center 1044 MacArthur Road Reading, Pennsylvania	Leased
North Pointe Financial Center 241 South Centre Avenue Leesport, Pennsylvania	Leased
Northeast Reading Financial Center 1210 Rockland Street Reading, Pennsylvania	Leased
Hamburg Financial Center 801 South Fourth Street Hamburg, Pennsylvania	Leased
Bern Township Financial Center 909 West Leesport Road Leesport, Pennsylvania	Leased
Wernersville Financial Center 1 Reading Drive Wernersville, Pennsylvania	Leased
Breezy Corner Financial Center 3401-3 Pricetown Road Fleetwood, Pennsylvania	Leased
Blandon Financial Center 100 Plaza Drive Blandon, Pennsylvania	Leased
Wyomissing Financial Center 1199 Berkshire Boulevard Wyomissing, Pennsylvania	Leased
Schuylkill Haven Financial Center 237 Route 61 South Schuylkill Haven, Pennsylvania	Leased
Birdsboro Financial Center 350 West Main Street Birdsboro, Pennsylvania	Leased

Exeter Financial Center 4361 Perkiomen Avenue Reading, Pennsylvania	Leased
Sinking Spring Financial Center 4708 Penn Ave Sinking Spring, Pennsylvania	Leased
Blue Bell Financial Center The Madison Bank Building 1767 Sentry Parkway West Blue Bell, Pennsylvania	Leased
Centre Square Financial Center 1380 Skippack Pike Blue Bell, Pennsylvania	Leased
Conshohocken Financial Center Plymouth Corporate Center Suite 600 625 Ridge Pike Conshohocken, Pennsylvania	Leased
Fox Chase Financial Center 8000 Verree Road Philadelphia, Pennsylvania	Owned
Horsham Financial Center 100 Gibralter Road Horsham, Pennsylvania	Leased
Oaks Financial Center 1232 Egypt Road Oaks, Pennsylvania	Leased
Strafford Financial Center 600 West Lancaster Avenue Strafford, Pennsylvania	Leased
VIST Insurance 108 South Fifth Street Reading, Pennsylvania	Owned
VIST Insurance Suite 103 460 Norristown Road Blue Bell, Pennsylvania	Leased
VIST Bank (Mortgage Banking Office) Suite 220 1767 Sentry Parkway West Blue Bell, Pennsylvania	Leased

VIST Bank (Mortgage Banking Office) Suite 102 355 N. 21st Street Camp Hill, Pennsylvania	Leased
VIST Bank (Mortgage Banking Office) 2213 Quarry Drive West Lawn, Pennsylvania	Leased

        VIST Insurance shares offices in the Company's administration building located at 1240 Broadcasting Road, Wyomissing, Pennsylvania. VIST Insurance is charged a pro rata amount of the total lease expense.

        VIST Capital also shares office space in the Company's administration building in Wyomissing as well as in VIST Insurance's office in Blue Bell and are accordingly charged a pro rata amount of the total lease expense.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2007.

Item 4A.    Executive Officers of the Registrant

        Certain information, as of December 31, 2007, including principal occupation during the past five years, relating to each executive officer of the Company is as follows:

Name, Address, and Position Held with the Company	Age	Position Held Since	Principal Occupation for Past 5 Years
ROBERT D. DAVIS Chester Springs, Pennsylvania President and Chief Executive Officer	60	2005	President and Chief Executive Officer of the Company and the Bank since September 2005; Chairman of VIST Insurance, LLC; Chairman of VIST Capital Management, LLC; prior thereto, President and Chief Executive Officer and Director of Republic First Bank since 1999; prior thereto, Regional President of Mellon PSFS.
EDWARD C. BARRETT Wyomissing, Pennsylvania Executive Vice President and Chief Financial Officer	59	2002
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
CHRISTINA S. McDONALD Oreland, Pennsylvania Executive Vice President and Chief Retail Banking Officer of VIST Bank	42	2004	Executive Vice President and Chief Retail Banking Officer of VIST Bank since 2002; prior thereto, Senior Vice President of Dime Savings Bank of New York.
CHARLES J. HOPKINS Sinking Spring, Pennsylvania Senior Vice President of VIST Financial Corp.	57	1998	Vice Chair of VIST Insurance, LLC since January 2008; prior thereto, President and CEO of VIST Insurance, LLC since 1992.
TERRY F. FAVILLA Lititz, Pennsylvania Senior Vice President and Treasurer	46	2006
			Senior Vice President and Treasurer of the Company since June 2006; prior thereto, Vice President and Corporate Controller of the Company since June 2004; prior thereto, Vice President and Asset/Liability Management Controller of Susquehanna Bancshares, Inc. since August 1996.
JENETTE L. ECK Centerport, Pennsylvania Senior Vice President and Corporate Secretary	45	1998	Senior Vice President of the Company since 2001, Secretary of the Company since 1998.

PART II

Item 5.    Market For Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity
                Securities

Performance Graph

        Set forth below is a graph and table comparing the yearly percentage change in the cumulative total shareholder return on the Company's common stock against the cumulative total return on the NASDAQ-Total US Index, and the SNL Mid-Atlantic Bank Index for the five-year period commencing December 31, 2002, and ending December 31, 2007.

        Cumulative total return on the Company's common stock, the NASDAQ Combination Bank Index, and the SNL Mid-Atlantic Bank Index equals the total increase in value since December 31, 2002, assuming reinvestment of all dividends. The graph and table were prepared assuming that $100 was invested on December 31, 2002, in Company common stock, the NASDAQ-Total US Index, and the SNL Mid-Atlantic Bank Index.

VIST Financial Corp.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
VIST Financial Corp.	100.00	131.40	150.99	148.77	160.50	130.87
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Mid-Atlantic Bank Index	100.00	142.18	150.59	153.26	183.94	139.10

        As of December 31, 2007, there were 882 record holders of the Company's common stock. The market price of the Company's common stock for each quarter in 2007 and 2006 and the dividends declared on the Company's common stock for each quarter in 2007 and 2006 are set forth below.

Market Price of Common Stock

        The Company's common stock is traded on the NASDAQ Global Select Market under the symbol "VIST." The following table sets forth, for the fiscal quarters indicated, the high and low bid and asked price per share of the Company's common stock, as reported on the NASDAQ Global Select Market, and has been adjusted for the effect of the 5% stock dividend declared by the Board of Directors on May 15, 2007 with a record date of June 1, 2007 and distributed to shareholders on June 15, 2007:

	Bid		Asked
	High	Low	High	Low
2007
First Quarter	$23.69	$20.00	$24.19	$20.84
Second Quarter	22.18	19.45	23.00	19.50
Third Quarter	20.00	18.00	20.13	18.28
Fourth Quarter	20.03	16.50	20.12	16.80
2006
First Quarter	$24.74	$22.05	$24.76	$22.25
Second Quarter	25.25	20.95	25.48	21.32
Third Quarter	22.88	19.67	22.92	19.99
Fourth Quarter	24.02	20.95	24.76	21.32

        Cash dividends on the Company's common stock have historically been payable on the 15th of January, April, July, and October.

	Dividends Declared (Per Share)
	2007	2006
First Quarter	$0.181	$0.162
Second Quarter	0.190	0.171
Third Quarter	0.200	0.181
Fourth Quarter	0.200	0.181

        The Company derives a significant portion of its income from dividends paid to it by the Bank. For a description of certain regulatory restrictions on the payment of dividends by the Bank to the Company, see "Business—Regulatory Restrictions on Dividends."

        Stock Repurchase Plan.    On July 17, 2007, the Company announced that it has increased the number of shares remaining for repurchase under its stock repurchase plan, originally effective January 1, 2003, and extended May 20, 2004, to 150,000 shares. During the fourth quarter of 2007, the Company repurchased 5,000 shares of common stock bringing the total shares of common stock repurchased for the year to 35,000. At December 31, 2007, the maximum number of shares that may yet be purchased under the plan is 115,000.

        The following table sets forth certain information relating to shares of the Company's common stock repurchased by the company during the quarter ended December 31, 2007.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1 - October 31, 2007)	—	—	—	120,000
Month #2 (November 1 - November 30, 2007)	—	—	—	120,000
Month #3 (December 1 - December 31, 2007)	5,000	$17.30	5,000	115,000

Total	5,000	$17.30	5,000	115,000

Item 6.    Selected Financial Data

        The selected consolidated financial and other data and management's discussion and analysis of financial condition and results of operation set forth below and in Item 7 hereof is derived in part from, and should be read in conjunction with, the consolidated financial statements and notes thereto contained elsewhere herein.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands except per share data)
Selected Financial Data:
Total assets	$1,124,951	$1,041,632	$965,752	$877,382	$622,252
Securities available for sale	192,043	164,180	182,541	165,778	200,650
Securities held to maturity	3,078	3,117	6,173	6,403	—
Loans, net of unearned income	820,998	764,783	654,244	596,328	357,482
Allowance for loan losses	7,264	7,611	7,619	7,248	4,356
Deposits	712,645	702,839	659,730	612,291	408,582
Short-term borrowings	229,091	173,092	135,685	88,892	103,678
Long-term debt	45,000	19,500	43,000	54,500	34,500
Junior subordinated debt	20,232	20,150	20,150	20,150	15,000
Shareholders' equity	106,592	102,130	94,756	90,935	53,377
Book value per share	18.84	18.06	16.98	16.54	14.31
Selected Operating Data:
Interest income	$68,404	$61,617	$50,653	$33,611	$29,170
Interest expense	34,835	29,521	20,319	12,842	12,682

Net interest income before provision for loan losses	33,569	32,096	30,334	20,769	16,488
Provision for loan losses	998	1,084	1,460	1,320	965

Net interest income after provision for loan losses	32,571	31,012	28,874	19,449	15,523
Other income	17,519	21,218	23,865	17,669	18,864
Other expense	40,874	40,238	41,281	30,548	27,560

Income before income taxes	9,216	11,992	11,458	6,570	6,827
Income taxes	1,746	2,839	2,727	1,154	1,878

Net income	$7,470	$9,153	$8,731	$5,416	$4,949

Earnings per share—basic	$1.32	$1.63	$1.57	$1.25	$1.26
Earnings per share—diluted	$1.31	$1.62	$1.55	$1.23	$1.25
Cash dividends per share	$0.77	$0.70	$0.63	$0.59	$0.57
Return on average assets	0.70%	0.92%	0.95%	0.78%	0.84%
Return on average shareholders' equity	7.15%	9.38%	9.36%	8.69%	9.39%
Dividend payout ratio	58.53%	42.74%	40.45%	51.24%	44.41%
Average equity to average assets	9.78%	9.82%	10.16%	9.03%	8.99%

        Earnings and cash dividends per share amounts reflect the 5% stock dividend declared by the Board of Directors on May 15, 2007 with a record date of June 1, 2007 and distributed to shareholders on June 15, 2007.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Company is a financial services company. As of December 31, 2007, VIST Bank, VIST Insurance, LLC, and VIST Capital Management, LLC were wholly-owned subsidiaries of the Company. As of December 31, 2007, VIST Realty Solutions, LLC and VIST Mortgage Holdings, LLC were wholly-owned, non-bank subsidiaries of VIST Bank.

        During 2000, VIST Realty Solutions, LLC was formed as a subsidiary of VIST Bank for the purpose of providing title insurance and other real estate related services to its customers through limited partnership arrangements with third parties involved in the real estate services industry.

        In May 2002, the Company's subsidiary, VIST Bank, jointly formed VIST Mortgage Holdings, LLC with a real estate company. VIST Bank's initial investment was $15,000. In May 2004, VIST Bank dissolved its investment with the real estate company. In May 2004, VIST Bank formed VIST Mortgage Holdings, LLC to provide mortgage brokerage services, including, without limitation, any activity in which a mortgage broker may engage. It is operated as a permissible "affiliated business arrangement" within the meaning of the Real Estate Settlement Procedures Act of 1974.

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

        On October 1, 2002, the Company completed its acquisition of 100% of the outstanding common stock of The Boothby Group, Inc., a full service insurance agency headquartered in Blue Bell, Pennsylvania. In addition to cash payments of $3.6 million, the Company issued 132,448 shares of its common stock at a price of $18.12 resulting in an aggregate purchase price of $6.2 million as of the closing date. Contingent payments payable to the five former shareholders totaling up to $1.6 million, payable in shares of the Company's common stock at the then current market values. The final contingent payment due will be paid in the first quarter of 2008.

        On September 30, 2003, the Company completed its purchase of certain assets of CrosStates Insurance Consultants, Inc., a full service insurance agency that specializes in personal property and casualty insurance located in Langhorne, Pennsylvania. The Company made a cash payment of $1.0 million as of the closing date. Contingent payments payable to the former shareholder totaling up to $1.2 million, payable 50% in cash and 50% in shares of the Company's common stock at the then current market values, are based on the CrosStates Insurance division of VIST Insurance achieving certain levels of earnings over the next two years. Effective January 1, 2005, the CrosStates Insurance Consultants division changed its name to Madison Insurance Consultants. In 2007, VIST Insurance closed the Langhorne Office and consolidated its operations into the Reading Office.

        On October 1, 2004, the Company acquired 100% of the outstanding voting shares of Madison Bancshares Group, Ltd. ("Madison"), the holding company for Madison Bank, a Pennsylvania state-chartered commercial bank and its mortgage banking division, VIST Mortgage. Madison Bank has become a division of VIST Bank. For each share of Madison common stock, the Company exchanged 0.6028 shares of the Company's common stock resulting in the issuance of 1,311,010 shares of the Company's common stock and a cash payment of $11,790. The total purchase price was $34.6 million. The value of the common shares issued was determined based on the average market price of the Company's common shares five days before and five days after the date of the announcement. In connection with the transaction, Madison paid cash of $7.1 million and recognized the expense for 699,122 Madison options and warrants outstanding at September 30, 2004. In addition, Madison paid cash of $2.3 million and recognized the expense for the termination of existing contractual arrangements.

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

        Management uses significant estimates to determine the allowance for loan losses. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows, and other relevant factors. Since the sufficiency of the allowance for loan losses is dependent, to a great extent, on conditions that may be beyond our control, it is possible that management's estimates of the allowance for loan losses and actual results could differ in the near term. Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that may cause actual results to differ from the assumptions used in making the evaluation. For example, a downturn in the local economy could cause increases in non-performing loans. Additionally, a decline in real estate values could cause some of our loans to become inadequately collateralized. In either case, this may require us to increase our provisions for loan losses, which would negatively impact earnings. Additionally, a large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively impact earnings. In addition, regulatory authorities, as an integral part of their examination, periodically review the allowance for loan losses. They may require additions to the allowance for loan losses based upon their judgments about information available to them at the time of examination. Future increases to our allowance for loan losses, whether due to unexpected changes in economic conditions or otherwise, could adversely affect our future results of operations.

Stock-Based Compensation

        Prior to 2006, the Company accounted for stock-based compensation in accordance with Accounting Principals Board Opinion ("APB") No. 25, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123. Under APB No. 25, no compensation expense was recognized in the income statement related to any option granted under the Company's stock option plans. The pro forma impact to net income and earnings per share that would occur if compensation expense was recognized, based on the estimated fair value of the options on the date of the grant, is disclosed in the notes to the consolidated financial statements.

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (R), "Share-Based Payment." Statement No. 123 (R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123 (R) requires an entity to recognize the grant-date fair-value of stock options and it's other equity-based compensation issued to the employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25. "Accounting for Stock Issued to Employees," which was permitted under Statement No. 123, as originally issued.

        The revised Statement requires entities to disclose information about the nature of the share-based payment transaction and the effects of those transactions on the financial statements. Statement No. 123 (R) is effective for fiscal periods beginning after June 15, 2005. All public companies must use either the modified prospective or the modified retrospective transition method. Effective January 1, 2006, the Company has adopted the modified prospective method. Using the modified prospective method, the Company's total stock-based compensation expense, net of related tax effects, was $168,000 for the year ending December 31, 2007. Any additional impact that the adoption of this statement will have on our results of operations will be determined by share-based payments granted in future periods.

Goodwill

        The Company has recorded goodwill of $39.2 million at December 31, 2007 related to the acquisition of its banking, insurance and wealth management companies. The Company performs its annual goodwill impairment test in the fourth quarter of each calendar year. A fair value is determined for the banking and financial services, insurance services and investment services reporting segments. If the fair value of the reporting unit exceeds the book value, no write downs of goodwill is necessary. If the fair value is less than the book value, an additional test is necessary to assess the proper carrying value of goodwill. The Company determined that no impairment write-offs were necessary during 2007 and 2006.

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

Results of Operations

        Net income for 2007 was $7.47 million or $1.31 per share diluted compared to $9.15 million or $1.62 per share diluted for 2006 and $8.73 million or $1.55 per share diluted for 2005. These changes are a result of increasing net interest income after provision for loan losses offset by decreases in other income each year, net of increases in other expenses. Details regarding changes in net income and diluted earnings per share follows.

        Return on average assets was 0.70% for 2007, 0.92% for 2006 and 0.95% for 2005. Return on average shareholders' equity was 7.15% for 2007, 9.38% for 2006 and 9.36% for 2005.

        Included in the operating results for the twelve months ended December 31, 2007 was a pre-tax loss of $2.5 million, or $1.6 million after-tax, resulting primarily from a balance sheet restructuring in March 2007 which included the sale of $64.1 million in lower-yielding available for sale securities and the reinvestment of the sale proceeds into higher yielding available for sale investment securities.

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

	Year Ended December 31,
	2007			2006			2005
	Average Balances	Interest Income/ Expense	% Rate	Average Balances	Interest Income/ Expense	% Rate	Average Balances	Interest Income/ Expense	% Rate
	(in thousands except percentage data)
Interest Earning Assets:
Interest bearing deposits in other banks and federal funds sold	$639	$28	4.39%	$317	$18	5.57%	$1,351	$21	1.52%
Securities (taxable)	158,230	8,751	5.53	161,402	8,021	4.97	166,523	7,444	4.47
Securities (tax-exempt)(1)	14,190	862	6.07	18,539	1,192	6.43	15,846	1,076	6.79
Loans(1)(2)	791,440	59,945	7.47	711,240	53,409	7.41	632,631	42,963	6.70

Total interest earning assets	964,499	69,586	7.12	891,498	62,640	6.93	816,351	51,504	6.22
Interest Bearing Liabilities:
Interest bearing demand deposits	222,335	6,398	2.88	222,385	5,945	2.67	214,936	3,848	1.79
Savings deposits	90,419	2,632	2.91	68,536	1,598	2.33	62,765	768	1.22
Time deposits	322,235	15,398	4.78	288,644	12,598	4.36	238,403	8,909	3.74

Total interest bearing deposits	634,989	24,428	3.85	579,565	20,141	3.48	516,104	13,525	2.62

Short-term borrowings	76,805	3,940	5.06	67,192	3,507	5.15	59,610	2,118	3.55
Repurchase agreements	95,178	3,906	4.05	71,809	2,847	3.96	56,006	1,487	2.65
Long-term borrowings	17,716	663	3.69	34,038	1,174	3.40	50,214	1,642	3.22
Junior Subordinated Debt	20,312	1,898	9.34	20,150	1,852	9.19	20,150	1,547	7.68

Total interest bearing liabilities	845,000	34,835	4.12	772,754	29,521	3.82	702,084	20,319	2.89

Noninterest bearing deposits	$106,782			$111,759			$111,525
Net interest margin		$34,751	3.60%		$33,119	3.71%		$31,185	3.82%

(1)
Rates on loans and investment securities are reported on a tax-equivalent basis of 34%.

(2)
Non-accrual loans have been included in average loan balances.

        Tax-equivalent net interest income increased to $34.8 million or 4.9% for the year ended December 31, 2007, compared to $33.1 million for 2006. The increase in tax-equivalent interest income during 2007 was primarily the result of an increase in average earning assets, due mainly to strong commercial loan growth and an increase in available for sale security investment yields as a result of the $64.1 million balance sheet restructuring. Average loans increased by $80.2 million or 11.3% from 2006 to 2007. Management attributes the increase in organic commercial loan growth to a well established market in the Reading area and continued penetration into the Philadelphia market through successful marketing initiatives.

        Tax-equivalent net interest income increased to $33.1 million or 6.2% for the year ended December 31, 2006, compared to $31.2 million for 2005. The increase in tax-equivalent interest income during 2006 was primarily the result of an increase in average earning assets, due mainly to strong commercial loan growth and the targeted short-term interest rate, as established by the Federal Reserve Bank ("FRB"), increasing, which resulted in an increase in the prime rate from 7.25% at December 31, 2005, to 8.25% at December 31, 2006. Average loans increased by $78.6 million or 12.4% from 2005 to 2006. Management attributes the increase in organic commercial loan growth to penetration into the Philadelphia market through successful marketing initiatives and the favorable interest rate environment.

        Interest expense increased during the year along with the overall growth in funding sources. The overall cost of funds increased from 3.82% in 2006 to 4.12% in 2007. Interest bearing deposit rates increased from 3.48% in 2006 to 3.85% in 2007. The increase in interest-bearing deposit rates was the result of both management pricing strategy as well as the effect of longer-term certificates of deposit that matured during the year and repriced at higher rates. Average interest bearing deposits increased $55.4 million or 9.6% from 2006 to 2007 due primarily to strong organic growth in business solutions savings and escrow deposits and time deposits. Total average interest-bearing funding grew by $16.7 million and, combined with the growth in interest bearing deposits, provided all of the funding needed for the $72.7 million in average loan and investment security growth. Average balances for federal funds purchased and repurchase agreements for the year 2007 were $76.8 million and $95.2 million, respectively, compared to average balances for federal funds purchased and repurchase agreements for the year 2006 of $67.2 million and $71.8 million, respectively. Average rates paid for federal funds purchased and repurchase agreements for the year 2007 were 5.06% and 4.05%, respectively compared to average rates paid for federal funds purchased and repurchase agreements for the year 2006 of 5.15% and 3.96%, respectively. Average long-term borrowings decreased $16.3 million or 48.0% from 2006 to 2007.

        Interest expense increased during 2006 along with the overall growth in primary funding sources. The overall cost of funds increased from 2.89% in 2005 to 3.82% in 2006. Interest bearing deposit rates increased from 2.62% in 2005 to 3.48% in 2006. The increase in interest-bearing deposit rates was the result of both management pricing strategy as well as the effect of longer-term certificates of deposit that matured during the year and repriced at higher rates. Average interest bearing deposits increased $63.5 million or 12.3% from 2005 to 2006 due primarily to strong organic growth in time deposits. Total average interest-bearing funding grew by $7.2 million and, combined with the growth in interest bearing deposits, provided all of the funding needed for the $76.2 million in average loan and investment security growth. Average balances for federal funds purchased and repurchase agreements for the year 2006 were $67.2 million and $71.8 million, respectively, compared to average balances for federal funds purchased and repurchase agreements for the year 2005 of $59.6 million and $56.0 million, respectively. Average rates paid for federal funds purchased and repurchase agreements for the year 2006 were 5.15% and 3.96%, respectively compared to average rates paid for federal funds purchased and repurchase agreements for the year 2005 of 3.55% and 2.65%, respectively. Average long-term borrowings decreased $16.2 million or 32.2% from 2005 to 2006.

        As a result of an increase in the volume of commercial loans originated along with an increased yield in the available for sale investment portfolio, tax-equivalent net interest income was able to increase despite the rising cost of funds. Tax-equivalent net interest margin decreased to 3.60% in 2007 from 3.71% in 2006. As a result of an increase in the volume and yields of commercial loans originated along with an increased yield in the available for sale investment portfolio, tax-equivalent net interest income was able to increase despite the rising cost of funds. Tax-equivalent net interest margin decreased to 3.71% in 2006 from 3.82% in 2005.

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

Analysis of Changes in Interest Income/Expense (1) (2) (3)

	2007/2006 Increase (Decrease) Due to Change in			2006/2005 Increase (Decrease) Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)
Interest-bearing deposits in other banks and federal funds sold	$19	$(9)	10	$(15)	$12	$(3)
Securities (taxable)	(332)	1,062	730	(13)	590	577
Securities (tax-exempt)	(279)	(51)	(330)	183	(67)	116
Loans	5,895	641	6,536	5,477	4,969	10,446

Total Interest Income	5,303	1,643	6,946	5,632	5,504	11,136

Short-term borrowed funds	501	(68)	433	315	1,074	1,389
Repurchase agreements	915	144	1,059	451	909	1,360
Long-term borrowed funds	(563)	52	(511)	(529)	61	(468)
Junior Subordinated Debt	17	29	46	—	305	305
Interest-bearing demand deposits	111	342	453	12	2,085	2,097
Savings deposits	430	604	1,034	69	761	830
Time deposits	1,478	1,322	2,800	1,851	1,838	3,689

Total Interest Expense	2,889	2,425	5,314	2,169	7,033	9,202

Increase (Decrease) in Net Interest Income	$2,414	$(782)	$1,632	$3,463	$(1,529)	$1,934

(1)
Loan fees have been included in the change in interest income totals presented. Non-accrual loans have been included in average loan balances.

(2)
Changes due to both volume and rates have been allocated in proportion to the relationship of the dollar amount change in each.

(3)
Interest income on loans and securities is presented on a taxable equivalent basis.

Other Income

        The following table details non-interest income as follows:

	2007 versus 2006				2006 versus 2005
	2007	Increase/ Decrease	%	2006	Increase/ Decrease	%	2005
	(Dollars in thousands)
Customer service fees	$2,657	$(32)	(1.2)	$2,689	$2	0.1	$2,687
Mortgage banking activities, net	1,894	(1,680)	(47.0)	3,574	(1,805)	(33.6)	5,379
Commissions and fees from insurance sales	11,362	93	0.8	11,269	(365)	(3.1)	11,634
Broker and investment advisory commissions and fees	886	165	22.9	721	(277)	(27.8)	998
Gain on sale of loans	164	62	60.8	102	(574)	(84.9)	676
Earnings on investment in life insurance	806	246	43.9	560	117	26.4	443
Other income	2,074	286	16.0	1,788	111	6.6	1,677
Net realized (losses) gains on sale of securities	(2,324)	(2,839)	(551.3)	515	144	38.8	371

Total	$17,519	$(3,699)	(17.4)	$21,218	$(2,647)	(11.1)	$23,865

        The Company's primary source of other income for 2007 was commissions and other revenue generated through sales of insurance products through its insurance subsidiary, VIST Insurance. Revenues from insurance operations totaled $11.4 million in 2007 compared to $11.3 million in 2006 and $11.6 million in 2005. The increase in revenue from insurance operations was due mainly to an increase in contingency income received. Revenues from broker and investment advisory commissions generated through VIST Capital, the Company's investment subsidiary, increased to $886,000 in 2007 from $721,000 in 2006 due to an increase in investment and advisory services. Also, annuity and other insurance commissions generated by VIST Capital of $130,000, $151,000 and $210,000 are included in commissions and fees from insurance sales for the years 2007, 2006 and 2005, respectively.

        Revenues from VIST Insurance operations totaled $11.3 million in 2006 compared to $11.6 million in 2005. Revenues from broker and investment advisory commissions generated through VIST Capital, the Company's investment subsidiary, decreased to $721,000 in 2006 from $998,000 in 2005 due to a decrease in broker and investment advisory fee activity.

        The Company also relies on several other sources for its other income, including sales of newly originated mortgage loans and service charges on deposit accounts. The income recognized from mortgage banking activities was $1.9 million in 2007 and $3.6 million in 2006. The decrease in mortgage banking revenue from 2006 to 2007 is mainly attributable to a decrease in the volume of mortgage loan originations sold into the secondary mortgage market through the Company's mortgage banking division, VIST Mortgage. The decrease in mortgage loan originations and sales is related to a general slowdown in the housing market as a result of the industry wide effects of the ongoing sub-prime credit crisis. VIST Mortgage does not underwrite any sub-prime loans.

        The income recognized from mortgage banking activities was $3.6 million in 2006 and $5.4 million in 2005. The decrease in mortgage banking revenue from 2005 to 2006 is attributable to decreased volumes of mortgage loans originated and sold into the secondary mortgage market.

        The income recognized from customer service fees was approximately $2.7 million for the years ended 2007, 2006 and 2005, respectively. The changes in income from customer service fees reflect an expanded customer base, new products and services and an annual review of the fee pricing.

        Also included in other income are net gains on other loan sales of $164,000 in 2007, $102,000 in 2006 and $676,000 in 2005 from the sale of $2.0 million, $1.6 million and $16.3 million, respectively, of fixed and adjustable rate portfolio residential mortgage loans, SBA loans and USDA loans.

        Earnings on investment in life insurance represent the change in cash value of Bank Owned Life Insurance (BOLI) policies. The BOLI policies of the Company are designed to offset the costs of employee benefit plans and to enhance tax-free earnings. The investment in BOLI totaled $17.9 million and $17.2 million at December 31, 2007 and 2006. The investment in BOLI totaled $17.2 million and $11.7 million at December 31, 2006 and 2005. In 2006, the Bank purchased an additional $5 million in BOLI. Earnings on BOLI are affected by fluctuations in interest rates.

        Other income includes debit card network interchange income, merchant fee income, SBA service fee income and safe deposit box rentals, as well as, other miscellaneous income items. The most significant volume of income in this category is derived from ATM surcharge fees and interchange fees from the Bank's ATM network and fees from debit card transactions. These fees totaled $1.0 million in 2007 which represents a 11.0% increase over 2006. Throughout the year, the Bank has initiated marketing campaigns to encourage its customers to use debit cards as a convenient alternative to traditional check transactions. ATM surcharge fees and interchange fees from the Bank's ATM network and fees from debit card transactions totaled $907,000 in 2006 which represents a 15.8% increase over 2005.

        Net securities losses totaled $2,324,000 for 2007 compared to net security gains of $515,000 for 2006. The net securities losses for 2007 were primarily due to the sale of $64.1 million in lower-yielding available for sale securities as part of a balance sheet restructuring completed in the first quarter of 2007, which resulted in a pre-tax loss of $2,493,000. Net securities gains totaled $515,000 for 2006 compared to net security gains of $371,000 for 2005. The net securities gains for 2006 were primarily due to the planned sales of available for sale investment securities and equity holdings.

Other Expenses

        The following table details non-interest expense as follows:

	2007 versus 2006				2006 versus 2005
	2007	Increase/ Decrease	%	2006	Increase/ Decrease	%	2005
	(Dollars in thousands)
Salaries and employee benefits	$21,561	$(581)	(2.6)	$22,142	$(948)	(4.1)	$23,090
Occupancy expense	4,309	(156)	(3.5)	4,465	(1)	(0.0)	4,466
Equipment expense	2,545	(96)	(3.6)	2,641	118	4.7	2,523
Marketing and advertising expense	1,672	318	23.5	1,354	(223)	(14.1)	1,577
Amortization of indentifiable intangible assets	622	(14)	(2.2)	636	(4)	(0.6)	640
Professional services	1,835	578	46.0	1,257	(471)	(27.3)	1,728
Outside processing services	3,203	222	7.4	2,981	240	8.8	2,741
Insurance expense	614	114	22.8	500	(130)	(20.6)	630
Other expense	4,513	251	5.9	4,262	376	9.7	3,886

Total	$40,874	$636	1.6	$40,238	$(1,043)	(2.5)	$41,281

        Non-interest expense consists primarily of costs associated with personnel, occupancy and equipment, data processing, marketing and professional fees. The Company's non-interest expense for the year ended December 31, 2007 totaled $40.9 million, representing an increase of $636,000 or 1.6% as compared to 2006. Salaries and employee benefits, the largest component of non-interest expense, decreased $581,000 or 2.6% from 2006 to 2007. Included in salaries and benefits for the year ended December 31, 2006 was severance costs of $594,000. Full-time equivalent (FTE) employees for the Company are 317 and 323 for the years ended December 31, 2007 and 2006, respectively. The decrease in salaries and employee benefits and FTE employees from 2006 to 2007 was primarily attributed to a reduction in staff as a result of the Company's corporate-wide reorganization plan initiated in 2006, as well as, a decrease in commissions paid on both mortgage origination activity through VIST Bank and investment advisory activity through VIST Capital. Total commissions paid for the year ended December 31, 2007 and 2006 were $1.6 million and $2.3 million, respectively.

        The Company's non-interest expense for the year ended December 31, 2006 totaled $40.2 million, representing a decrease of $1.0 million or 2.5% as compared to 2005. Salaries and employee benefits decreased $948,000 or 4.1% from 2005 to 2006. The decrease in salaries and employee benefits from 2005 to 2006 was primarily the result of a reduction in staff due to a corporate-wide reorganization plan and a reduction of commissions paid on revenue generated from sales of insurance products through VIST Insurance and wealth management products through VIST Capital, as well as, higher benefits costs consistent with industry trends. Full-time equivalent (FTE) employees for the Company are 323 and 338 for the years ended December 31, 2006 and 2005, respectively.

        Total occupancy expense and equipment expense decreased 3.5% in 2007 compared to 2006 primarily due to a reduction in general building repairs and maintenance and a termination of leases for VIST Insurance's Langhorne, PA office and VIST Mortgage's Lancaster office which were no longer needed due to efficiencies gained through systems and personnel reorganizations.

        Total occupancy expense and equipment expense increased 1.7% in 2006 compared to 2005 primarily due to general building repairs and maintenance and additional depreciation and software maintenance expense related to computer and software upgrades.

        Total marketing expense increased $318,000 or 23.5% in 2007 compared to 2006 primarily due to the re-branding initiative changing the Company's name to VIST Financial Corp. The Company continues its marketing campaigns for the introduction of new products and services, as well as new marketing campaigns targeting the greater Philadelphia region. The re-branding gives the Company a more cohesive and strategic branding approach designed to focus on our overall portfolio of banking, insurance and wealth management products and services. The new Company name and logo increase visibility for the Company, setting the stage for continued commercial loan and core franchise growth in the Reading and Philadelphia markets.

        Total marketing expense decreased $223,000 or 14.1% in 2006 compared to 2005 primarily due to additional marketing campaigns in 2005 as a result of the Madison acquisition. The Company continues its marketing campaigns for the introduction of new products and services, as well as new marketing campaigns targeting the greater Philadelphia region.

        Total amortization of identifiable intangible assets decreased $14,000 or 2.2% in 2007 as compared to 2006, total outside processing services increased $222,000 or 7.4% in 2007 as compared to 2006 and total insurance expense increased $114,000 or 22.8% in 2007 as compared to 2006. The increase in outside processing services is due primarily to continuing the implementation of various projects utilizing our core processing system. The increase in insurance expense is due primarily to general increases in insurance policy premiums.

        Total amortization of identifiable intangible assets decreased $4,000 or 0.6% in 2006 as compared to 2005, total outside processing services increased $240,000 or 8.8% in 2006 as compared to 2005 and total insurance expense decreased $130,000 or 20.6% in 2006 as compared to 2005. The increase in outside processing services is due primarily to costs associated with the implementation of various projects utilizing our core processing system. The decrease in insurance expense is due primarily to efficiencies gained in consolidating insurance operations.

        Total professional services and outside processing services increased $800,000 or 18.9% in 2007 as compared to 2006. The increase in professional services and outside processing services is due primarily to an increase in legal and consultative expenses for general Company business initiatives, employment contract renewals, accounting and tax services, computer network and internet banking services.

        Total professional services decreased $471,000 or 27.3% in 2006 as compared to 2005. Outside processing services increased $240,000 or 8.8% in 2006 as compared to 2005. The decrease in professional services and the increase in outside processing services were due primarily to the acquisition of Madison.

        Other expense includes utility expense, postage expense, stationary and supplies expense and OREO and foreclosure expense, as well as, other miscellaneous expense items. These costs totaled $4.5 million in 2007 which represents a 5.9% increase over 2006. Increases in other expenses were primarily attributable to purchase accounting amortization, an increase in shares tax expense as a result of an increase in the Bank's equity and an increase in master escrow fees associated with business solutions escrow accounts.

        Other expense includes utility expense, postage expense, stationary and supplies expense and OREO and foreclosure expense, as well as, other miscellaneous expense items. These costs totaled $4.3 million in 2006 which represents a 9.7% increase over 2005. Increases in other expenses were primarily attributable to purchase accounting amortization associated with the acquisition of Madison and an increase in shares tax expense as a result of an increase in the Bank's equity.

Income Taxes

        The effective income tax rate for the Company for the years ended December 31, 2007, 2006 and 2005 was 19.0%, 23.7% and 23.8%, respectively. The effective tax rate for 2007 decreased from 2006 and 2005 primarily because tax exempt income increased while income before income taxes decreased. Included in the income tax provision is a federal tax benefit from our $5.0 million investment in an affordable housing, corporate tax credit limited partnership of $600,000, respectively, for each of the years ended December 31, 2007, 2006 and 2005.

Financial Condition

        The Company's total assets at December 31, 2007 and 2006 were $1.1 billion and $1.0 billion, respectively.

Cash and Securities Portfolio

        Cash and balances due from banks increased to $25.8 million at December 31, 2007 from $21.8 million at December 31, 2006.

        The securities portfolio increased 16.6% to $195.1 million at December 31, 2007, from $167.3 million at December 31, 2006 primarily due to investments in higher yielding available for sale securities. Securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity. To accomplish these ends, most of the purchases in the portfolio during 2007 and 2006 were of mortgage backed securities issued by US Government agencies. State and political subdivision securities were sold in 2006 to purchase $5 million in additional BOLI.

        The securities balance included a net unrealized loss on available for sale securities of $1.7 million and $3.8 million at December 31, 2007 and 2006, respectively. Changes in longer-termed treasury interest rates were primarily responsible for the increase in the fair market value of the securities.

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

Loans

        Loans increased to $821.0 million at December 31, 2007 from $764.8 million at December 31, 2006, an increase of $56.2 million or 7.4%. Management has targeted the commercial loan portfolio as a key to the Company's continuing growth. Specifically, the Company has a commercial lending focus within the Reading and Philadelphia market areas targeting higher yielding commercial loans made to small and medium sized businesses. Through a strong commercial lending footprint in the Reading market and through acquisition and the expansion of the commercial lending staff in the Philadelphia market, the year over year growth in commercial loans originated underscores the commercial customer focus as the commercial loan portfolio increased to $530.7 million at December 31, 2007, from $486.7 million at December 31, 2006, an increase of $44.0 million or 9.0%.

        Loans secured by 1 to 4 family residential real estate increased to $198.6 million at December 31, 2007, from $187.8 million as of December 31, 2006, an increase of $10.8 million or 5.8%. Loans secured by multi-family residential real estate increased to $33.5 million at December 31, 2007, from $22.4 million as of December 31, 2006, an increase of $11.1 million or 49.2%. The overall increase in residential real estate loans is due primarily to the growth in the Company's lending footprint within the Philadelphia market.

        Home equity lending products decreased to $59.1 million at December 31, 2007, from $68.8 million as of December 31, 2006. Consumer demand for these types of loans diminished in 2007. With the Company's focus primarily centered on the commercial customer, management remained disciplined in its pricing of consumer loans. Despite the numerous economic challenges faced in 2007, the Company was able to maintain our outstanding balances through successful marketing initiatives.

        The loans held for sale category is composed of $3.2 million of mortgage loans committed for sale to other institutions and the secondary market as of December 31, 2007 versus $5.6 million as of December 31, 2006. The decrease in loans held for sale is primarily due to decreased loan origination and sale activity through VIST Mortgage.

        The sales of residential real estate loans in the secondary market reflects the Company's strategy of de-emphasizing the retention of long-term, fixed rate loans in the portfolio utilizing these loans sales to generate fees, improve interest-rate risk and fund growth in higher yielding assets.

Premises and Equipment

        Premises and equipment, net of accumulated depreciation and amortization, remained relatively unchanged at $6.9 million for 2007 and 2006, respectively. Purchases of premises and equipment totaled $1.5 million in 2007 and $834,000 in 2006. During 2007, the Company purchased a corporate-wide telephone system. The total cost for the telephone system was approximately $673,000. This new system allows for seamless communication between the Company's banking, insurance and wealth management affiliates. Depreciation expense and amortization of leasehold improvements totaled $1.5 million in 2007 and $1.7 million in 2006.

Goodwill and Identifiable Intangible Assets

        Goodwill remained unchanged at $39.2 million for the years ended December 31, 2007 and 2006, respectively. During 2006, the Company recorded as goodwill $400,000 in contingent payments to the sellers based on predetermined revenue targets set forth in the asset purchase agreements. Identifiable intangible assets decreased to $3.9 million from $4.5 million for the years ended December 31, 2007 and 2006, respectively. The decrease in identifiable intangible assets is due mainly to amortization expense which totaled approximately $622,000 in 2007 and $636,000 in 2006.

Bank Owned Life Insurance

        Bank owned life insurance increased $667,000 to $17.9 million at December 31, 2007 from $17.2 million at December 31, 2006. The increase in bank owned life insurance is due primarily to increased earnings on the cash surrender value of the underlying policies. The bank purchased $5 million in additional BOLI in 2006.

Deposits and Borrowings

        Total deposits at December 31, 2007 and 2006 were $712.6 million and $702.8 million, respectively.

        Non-interest bearing deposits increased to $109.7 million at December 31, 2007, from $108.5 million at December 31, 2006, an increase of $1.2 million or 1.1%. The increase in non-interest bearing deposits is primarily due to an increase in non-interest bearing commercial and small business accounts. Management continues its efforts to promote growth in these types of deposits, such as offering a free checking product, as a method to help reduce the overall cost of the Company's funds. Interest bearing deposits increased by $8.6 million or 1.5%, from $594.3 million at December 31, 2006 to $602.9 million at December 31, 2007. In 2007, our customer's preference was clearly weighted in favor of maintaining a more liquid investment position while taking advantage of higher short-term interest rates. In 2007, we responded to our customers by introducing many higher yielding introductory offers for our interest bearing products and also began offering a premium business money market account which gave our customers the ability to keep their funds liquid and earn a better return with a tiered rate structure.

        Borrowed funds from various sources are generally used to supplement deposit growth. Short-term borrowings, which were composed of federal funds purchased from the Federal Home Loan Bank ("FHLB") and other correspondent banks and securities sold under agreements to repurchase, were $229.1 million at December 31, 2007, and $173.1 million at December 31, 2006. This increase is primarily the result of funding needs generated by increased commercial loan demand. Long-term borrowings consisting of advances from the FHLB totaled $45.0 million and $19.5 million at December 31, 2007 and 2006, respectively.

Shareholders' Equity

        Total equity, including common stock, surplus, retained earnings, treasury stock and accumulated other comprehensive loss, increased by $4.5 million or 4.4% to $106.6 million at December 31, 2007 from $102.1 million at December 31, 2006. The increase for 2007 is primarily the result of net income of $7.5 million offset by cash dividends declared of $4.4 million.

        Total shareholders' equity includes accumulated other comprehensive loss, which includes an adjustment for the fair value of the Company's securities portfolio. This amount attempts to identify the impact to equity in the unlikely event that the Company's entire securities portfolio would be liquidated under current economic conditions. The amounts and types of securities held by the Company at the end of 2007, combined with current interest rates, resulted in an increase in equity, net of taxes, of $1.4 million. This compares with an increase to equity, net of taxes, of $617,000 during 2006.

Interest Rate Sensitivity

        Through the years, the banking industry has adapted to an environment in which interest rates have fluctuated dramatically and in which depositors have been provided with liquid, rate sensitive investment options. The industry utilizes a process known as asset/liability management as a means of managing this adaptation.

        Asset/liability management is intended to provide for adequate liquidity and interest rate sensitivity by analyzing and understanding the underlying cash flow structures of interest rate sensitive assets and liabilities and coordinating maturities and repricing characteristics on those assets and liabilities.

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

        One major objective of the Company when managing the rate sensitivity of its assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of the Company's Asset/Liability Committee ("ALCO"), which is comprised of senior management and Board members. The ALCO meets quarterly to monitor the ratio of interest sensitive assets to interest sensitive liabilities. The process to review interest rate risk management is a regular part of management of the Company. In addition, there is an annual process to review the interest rate risk policy with the Board of Directors which includes limits on the impact to earnings and value from shifts in interest rates.

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

        Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by interest rate swaps. In June of 2003, the Company purchased a six month LIBOR cap to create protection against rising interest rates for the above mentioned $5 million interest rate swap. The initial premium related to this interest rate cap was $102,000. At December 31, 2007 and 2006, the carrying value and market value of the interest rate cap was approximately $3,000 and $15,000, respectively.

        Also, the Company sells fixed and adjustable rate residential mortgage loans to limit the interest rate risk of holding longer-term assets on the balance sheet. In 2007, 2006 and 2005, the Company sold $2.0 million, $1.7 million and $17.0 million, respectively, of fixed and adjustable rate loans.

        At December 31, 2007, the Company was in a negative one-year cumulative gap position. Commercial adjustable rate loans increased $113.5 million or 34.8% from $326.6 million at December 31, 2006 to $440.1 million at December 31, 2007. Installment adjustable rate loans decreased $9.0 million or 19.7% from $54.8 million at December 31, 2006 to $45.8 million at December 31, 2007. During second half of 2007, the targeted short-term interest rate, as established by the FRB, decreased which resulted in a decrease in the prime rate from 8.25% at December 31, 2006, to 7.25% at December 31, 2007. The decrease in interest rates throughout the second half of 2007 contributed to margin compression as the Bank's adjustable and variable rate commercial and consumer loan portfolio tied to the prime rate repriced downward. As a result of an ongoing industry-wide credit crisis due to sub-prime lending, the refinance market remains stagnant effectively extending the maturities for fixed rate loans and investments. In order to augment the funding needs for new commercial and consumer loan originations and investment security purchases, short-term borrowings, which include federal funds purchased and securities sold under agreements to repurchase, increased $56.0 million or 32.4% from $173.1 million at December 31, 2006 to $229.1 million at December 31, 2007. These factors contributed to the Company's negative one-year cumulative gap position. In 2007, the Company will continue its strategy to originate fixed and adjustable rate commercial and consumer loans and use investment security cash flows and non-interest bearing and core deposits to reduce the overnight borrowings to maintain a more neutral gap position.

Interest Sensitivity Gap at December 31, 2007

	0-3 months	3 to 12 months	1-3 years	over 3 years
	(Dollars in thousands)
Interest bearing deposits	$316	$—	$—	$—
Securities(1),(2)	29,533	27,453	43,678	94,457
Mortgage loans held for sale	3,165	—	—	—
Loans(2)	547,675	65,501	107,462	93,096

Total rate sensitive assets (RSA)	580,689	92,954	151,140	187,553

Interest bearing deposits(3)	203,210	7,422	20,357	78,233
Time deposits	119,593	138,176	31,561	4,375
Federal funds purchased	118,210	—	—	—
Securities sold under agreements to repurchase	95,881	—	15,000	—
Long-term borrowed funds	5,000	10,000	30,000	—
Junior subordinated debt	15,150	—	5,082	—

Total rate sensitive liabilities (RSL)	557,044	155,598	102,000	82,608

Interest rate swap	(5,000)	—	—	—

As of December 31, 2007:
Interest sensitivity gap	$28,645	$(62,644)	$49,140	$104,945

Cumulative gap	28,645	(33,999)	15,141	120,086
RSA/RSL	1.1%	0.6%	1.5%	2.3%

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

        The Company also measures its sensitivity to interest rate movements through simulations of the effects of rate changes upon its net interest income. Interest rate movements of up 100, 200 and 300 basis points and down 100, 200 and 300 basis points, adjusted because of the current rate environment, were applied to the Company's interest earning assets and interest bearing liabilities as of December 31, 2007. The results of these simulations on net interest income for 2007 are as follows:

Simulated % change in 2007 Net Interest Income
Assumed Changes in Interest Rates	% Change
-300	-2.9%
-200	-1.2%
-100	-0.4%
0	0.0%
+100	-0.8%
+200	-1.6%
+300	-3.5%

        Economic value of shareholders' equity as a result of interest rate changes is presented in the following hypothetical table. This analysis estimates the projected change in the value of equity as of December 31, 2007 as a result of hypothetical interest rate movements. The results of the simulations in the up 100, 200 and 300 basis points categories reflect the balance sheet and interest rate environment changes as discussed above. The acquisition of Madison and the Company's plan to reduce its negative one-year cumulative gap position is expected to keep the economic value of shareholders' equity inside policy limits.

Simulated % change in Economic Value of Shareholders' equity
Assumed Changes in Basis Points	% Change
-300	-3.9%
-200	-2.1%
-100	0.4%
0	0.0%
+100	-6.1%
+200	-14.7%
+300	-23.9%

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

        An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders' equity less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at December 31, 2007 was 7.99% compared to 8.24% at December 31, 2006. This decrease is primarily the result of an increase in in average total assets primarily due to the growth in the commercial loan portfolio. For 2007 and 2006, the ratios were above minimum regulatory guidelines.

        As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy. Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments. For the Company, Tier 1 capital consists of common shareholders' equity less intangible assets plus the junior subordinated debt, and Tier 2 capital includes the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets. By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier 1 capital. In addition, federal banking regulating authorities have issued a final rule restricting the Company's junior subordinated debt to 25% of Tier 1 capital. Amounts of junior subordinated debt in excess of the 25% limit generally may be included in Tier 2 capital. The final rule provides a five-year transition period ending March 31, 2009.

        The following table sets forth the Company's capital ratios.

	At December 31,
	2007	2006
	(Dollars in thousands)
Tier 1
Common shareholders' equity (excluding unrealized gains (losses) on securities)	$106,592	$102,130
Disallowed intangible assets	(42,793)	(43,338)
Junior subordinated debt	20,082	20,000
Tier 2
Allowable portion of allowance for loan losses	7,264	7,611
Unrealized gains available for sale equity securities	375	2,296

Total risk-based capital	$91,520	$88,699

Risk adjusted assets (including off-balance sheet exposures)	$823,056	$796,229

Leverage ratio	7.99%	8.24%
Tier 1 risk-based capital ratio	10.24%	10.18%
Total risk-based capital ratio	11.12%	11.14%

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

        At December 31, 2007, the Company maintained $25.8 million in cash and cash equivalents primarily consisting of cash and due from banks. In addition, the Company had $192.0 million in available for sale securities and $3.1 million in held to maturity securities. Cash and investment securities totaled $220.9 million which represented 19.6% of total assets at December 31, 2007 compared to 18.2% at December 31, 2006.

        The Company considers its primary source of liquidity to be its core deposit base, which includes non-interest-bearing and interest-bearing demand deposits, savings, and time deposits under $100,000. This funding source has grown steadily over the years through organic growth and acquisitions and consists of deposits from customers throughout the financial center network. The Company will continue to promote the growth of deposits through its financial center offices. At December 31, 2007, approximately 55.3% of the Company's assets were funded by core deposits acquired within its market area. An additional 9.5% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

Off-Balance Sheet Arrangements

        The Company's financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments, at December 31, 2007 totaled $317.2 million. This consisted of $80.0 million in commercial real estate and construction loans, $52.0 million in home equity lines of credit, $167.1 million in unused business lines of credit and $18.1 million in standby letters of credit and the remainder in other unused commitments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Any amounts actually drawn upon, management believes, can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Contractual Obligations

        The following table represents the Company's aggregate contractual obligations to make future payments.

	December 31, 2007
	Less than 1 year	1-3 Years	4-5 Years	Over 5 Years	Total
	(in thousands)
Time deposits	$257,769	$31,561	$4,033	$342	$293,705
Long-term debt	15,000	30,000	—	—	45,000
Junior subordinated debt	15,232	5,000	—	—	20,232
Operating leases	2,608	4,744	3,339	14,937	25,628
Unconditional purchase obligations	454	978	167	—	1,599

Total	$291,063	$72,283	$7,539	$15,279	$386,164

Risk Elements

        Non-performing loans, consisting of loans on non-accrual status, loans past due 90 days or more and still accruing interest, and renegotiated troubled debt were $6.8 million at December 31, 2007, an increase from $4.4 million at December 31, 2006. Generally, loans that are more than 90 days past due are placed on non-accrual status. As a percentage of total loans, non-performing loans represented .83% at December 31, 2007 and .57% at December 31, 2006. The allowance for loan losses represents 106.5% of non-performing loans at December 31, 2007, compared to 172.9% at December 31, 2006.

        The Company continues to emphasize credit quality and believes that pre-funding analysis and diligent intervention at the first signs of delinquency will help to manage these levels.

        The following table is a summary of non-performing loans and renegotiated loans for the years presented.

	Non-performing Loans As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Non-accrual loans:
Real estate	$1,160	$1,317	$1,231	$2,447	$129
Consumer	259	578	366	—	18
Commercial	2,133	2,094	3,970	471	674

Total	3,552	3,989	5,567	2,918	821
Loans past due 90 days or more and still accruing interest:
Real estate	331	47	12	2,384	46
Consumer	408	—	—	33	16
Commercial	2,266	46	594	548	—

Total loans past due 90 days or more	3,005	93	606	2,965	62
Troubled debt restructurings:
Real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial	267	319	150	103	631

Total troubled debt restructurings	267	319	150	103	631

Total non-performing loans	$6,824	$4,401	$6,323	$5,986	$1,514

        At December 31, 2007, there was $130,000 of commercial loans for which payments are current, but where the borrowers were experiencing significant financial difficulties, that were not classified as non-accrual.

        The following summary shows the impact on interest income of non-accrual and restructured loans for the year ended December 31, 2007 (in thousands):

Amount of interest income on loans that would have been recorded under original terms	$83
Interest income reported during the period	$207

Provision and Allowance for Loan Losses

        The provision for loan losses for 2007 was $1.0 million compared to $1.1 million in 2006 and $1.5 million in 2005. The Company performs a review of the credit quality of its loan portfolio on a monthly basis to determine the adequacy of the allowance for possible loan losses. The Company experienced growth in the loan portfolio of 7.3% in 2007 and 16.9% in 2006. The allowance for loan losses at December 31, 2007 was $7.3 million, or 0.88% of outstanding loans, compared to $7.6 million or 1.00% of outstanding loans at December 31, 2006. The decrease in the provision for loan losses for 2007 over 2006 is due primarily to the result of management's evaluation and classification of the credit quality of the loan portfolio utilizing a qualitative and quantitative internal loan review process.

        The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio. Additions to the allowance are charged through the provision for loan losses. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, value of any collateral, risk characteristics in the loan portfolio, and local and national economic conditions. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Based upon the results of such reviews, management believes that the allowance for loan losses at December 31, 2007 was adequate to absorb credit losses inherent in the portfolio as of that date.

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

Allocation of Allowance for Loan Losses
(In thousands except percentage data)

	As of December 31,
	2007		2006		2005		2004		2003
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial	$6,125	54.9%	$6,451	50.9%	$6,318	49.4%	$6,071	46.9%	$3,391	47.5%
Residential Real Estate	233	44.4	216	48.3	229	49.0	387	51.1	277	49.4
Consumer	622	0.7	808	0.8	884	1.6	782	2.0	598	3.1

Total Allocated	6,980	100.0	7,475	100.0	7,431	100.0	7,240	100.0	4,266	100.0
Unallocated	284	—	136	—	188	—	8	—	90	—

TOTAL	$7,264	100.0%	$7,611	100.0%	$7,619	100.0%	$7,248	100.0%	$4,355	100.0%

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

Analysis of the Allowance for Loan Losses
(in thousands except ratios)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Balance, Beginning of year	$7,611	$7,619	$7,248	$4,356	$4,182
Balance acquired in merger	—	—	—	2,079	—
Charge-offs:
Commercial	1,087	708	663	315	771
Real Estate	56	356	413	202	49
Consumer	405	241	202	111	133

Total	1,548	1,305	1,278	628	953
Recoveries:
Commercial	112	59	53	9	59
Real Estate	53	94	89	87	9
Consumer	38	60	47	25	94

Total	203	213	189	121	162

Net Charge-offs	1,345	1,092	1,089	507	791

Provision Charged to Operations	998	1,084	1,460	1,320	965

Balance, End of Year	$7,264	$7,611	$7,619	$7,248	$4,356

Average Loans	$791,440	$711,240	$632,631	$433,941	$352,438
Ratio of Net Charge-offs to Average Loans	0.17%	0.15%	0.17%	0.12%	0.22%
Ratio of Allowance to Loans, End of Year	0.88%	1.00%	1.16%	1.22%	1.22%

Loan Policy and Procedure

        The Bank's loan policies and procedures have been approved by the Board of Directors, based on the recommendation of the Bank's President, Chief Lending Officer, Chief Credit Officer, and the Risk Management Officer, who collectively establish and monitor credit policy issues. Application of the loan policy is the direct responsibility of those who participate either directly or administratively in the lending function.

        The Bank's Relationship Managers originate loan requests through a variety of sources which include the Bank's existing customer base, referrals from directors and various networking sources (accountants, attorneys, and realtors), and market presence. Over the past several years, the Bank's Relationship Managers have been significantly increased through (1) the hiring of experienced commercial lenders in the Bank's geographic markets, (2) the Bank's continued participation in community and civic events, (3) strong networking efforts, (4) local decision making, and (5) consolidation and other changes which are occurring with respect to other local financial institutions.

        The Bank's Relationship Managers have a combined lending authority up to $2,000,000. Loans in excess of $2,000,000 are presented to the Bank's Credit Committee, comprised of the Chief Lending Officer, Chief Credit Officer, Loan Review Officer (non-voting), and selected market Executives. The Credit Committee can approve loans up to $4,500,000 and recommend loans to the Executive Loan Committee for approval up to the Bank's legal lending limit of approximately $12,774,000. The

Executive Loan Committee is composed of the Bank President, the Chief Lending Officer, the Chief Credit Officer, the Chief Financial Officer, the Loan Review Officer (non-voting member) and selected Board members. The Bank has established an "in-house" lending limit of 80% of its legal lending limit and, at December 31, 2007, the Bank has no loan relationships in excess of its in-house limit.

        Through the Chief Credit Officer and the Credit Committee, the Bank has successfully implemented individual, joint, and committee level approval procedures which have monitored and solidified credit quality as well as provided lenders with a process that is responsive to customer needs.

        The Bank manages credit risk in the loan portfolio through adherence to consistent standards, guidelines, and limitations established by the credit policy. The Bank's credit department, along with the Relationship Managers, analyzes the financial statements of the borrower, collateral values, loan structure, and economic conditions, to then make a recommendation to the appropriate approval authority. Commercial loans generally consist of real estate secured loans, lines of credit, term, and equipment loans. The Bank's underwriting policies impose strict collateral requirements and normally will require the guaranty of the principals. For requests that qualify, the Bank will use Small Business Administration guarantees to improve the credit quality and support local small business.

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

Loan Portfolio

        The following table sets forth the Company's loan distribution at the periods presented:

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Commercial, Financial, and Agricultural	$450,353	$389,455	$322,875	$279,756	$180,378
Real Estate Construction	79,414	96,163	61,123	30,039	21,498
Residential Real Estate	285,330	272,925	259,434	274,417	144,335
Consumer	5,901	6,240	10,812	12,116	11,285

Total	$820,998	$764,783	$654,244	$596,328	$357,496

Loan Maturities

        The following table shows the maturity of commercial, financial and agricultural loans outstanding at December 31, 2007:

	Maturities of Outstanding Loans
	Within One Year	After One But Within Five Years	After Five Years	Total
	(in thousands)
Commercial, Financial, and Agricultural	$147,262	$71,331	$231,760	$450,353

Securities Portfolio

        The following table sets forth the amortized cost of the Company's investment securities at its last three fiscal year ends:

	As of December 31,
Securities Available For Sale	2007	2006	2005
	(In thousands)
Obligations of U.S. Treasuries	$—	$—	$650
Obligations of U.S. Government Agencies and Corporations	5,889	9,703	10,176
State and Municipal Obligations	20,582	16,327	19,685
Mortgage Backed Securities	136,103	113,953	126,944
Other Securities and Equity Securities	31,160	28,024	29,840

Total	$193,734	$168,007	$187,295

	As of December 31,
Securities Held to Maturity	2007	2006	2005
	(In thousands)
Obligations of U.S. Government Agencies and Corporations	$—	$—	$2,008
Other Securities and Equity Securities	3,078	3,117	4,165

Total	$3,078	$3,117	$6,173

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

	Amortized Cost at December 31, 2007
Securities Available For Sale	Due in 1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total
	(In thousands except percentage data)
Obligations of U.S. Government Agencies and Corportations	$—	$1,000	$2,139	$2,750	$5,889
	—%	4.00%	6.08%	6.25%	5.81%
State and Municipal Obligations	$—	$—	$362	$20,220	$20,582
	—%	—%	4.00%	4.23%	4.23%
Other Securities and Equity Securities	$1,041	$3,090	$1,000	$26,029	$31,160
	5.85%	5.05%	5.35%	5.84%	5.75%
Mortgage Backed Securities	$—	$—	$—	$136,103	$136,103
	—	—	—	5.47	5.47%

	Amortized Cost at December 31, 2007
Securities Held to Maturity	Due in 1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total
	(In thousands except percentage data)
Corporate Debt Securities	$—	$—	$—	$3,078	$3,078
	—%	—%	—%	6.80%	6.80%

Maturity of Certificates of Deposit of $100,000 or More

        The following table sets forth the amounts of the Bank's certificates of deposit of $100,000 or more by maturity date.

December 31, 2007
(in thousands)
Three Months or Less	$36,911
Over Three Through Six Months	13,602
Over Six Through Twelve Months	27,596
Over Twelve Months	12,797

TOTAL	$90,906

Average Deposits and Average Rates by Major Classification

        The following table sets forth the average balances of the Bank's deposits and the average rates paid for the years presented.

	Year Ended December 31,
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non-interest bearing demand	$106,782		$111,759		$111,525
Interest bearing demand	222,335	2.88%	222,385	2.67%	214,936	1.79%
Savings deposits	90,419	2.91%	68,536	2.33%	62,765	1.22%
Time deposits	322,235	4.78%	288,644	4.36%	238,403	3.74%

Total	$741,771		$691,324		$627,629

Other Borrowed Funds

        Other borrowings at December 31, 2007 consisted of overnight borrowings from the FHLB under a repurchase agreement, overnight borrowings from other correspondent financial institutions, and repurchase agreements with customers and other financial institutions. The borrowings are collateralized by certain qualifying assets of the Bank.

        Federal funds purchased by the Bank were $118.2 million and $82.1 million at December 31, 2007 and 2006, respectively. The federal funds purchased typically mature in one day.

        Information concerning the short-term borrowings is summarized as follows:

	As of December 31,
	2007	2006	2005
	(In thousands except percentage data)
Federal funds purchased:
Average balance during the year	$76,805	$67,192	$59,611
Rate	5.06%	5.15%	3.55%
Securities sold under agreements to repurchase:
Average balance during the year	26,781	22,014	24,073
Rate	4.05%	4.13%	2.51%
Maximum month end balance of short-term borrowings during the year	$155,110	$129,039	$109,624

Dividends and Shareholders' Equity

        The Company declared cash dividends in 2007 of $0.77 per share and $0.70 per share in 2006. The cash dividends have been adjusted for the 5% stock dividend in 2007.

	Year Ended December 31,
	2007	2006	2005
Return on average assets	0.70%	0.92%	0.95%
Return on average equity	7.15%	9.38%	9.36%
Dividend payout ratio	58.53%	42.74%	40.45%
Average equity to average assets	9.78%	9.82%	10.16%

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        The discussion concerning the effects of interest rate changes on the Company's estimated net interest income for the year ended December 31, 2007 set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity" in Item 7 hereof, is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
VIST Financial Corp.
Wyomissing, Pennsylvania

        We have audited the accompanying consolidated balance sheets of VIST Financial Corp., and its subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2007. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VIST Financial Corp. and its subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based payments in 2006. As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company early adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VIST Financial Corp.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2008 expressed an unqualified opinion.

/s/ BEARD MILLER COMPANY LLP
Beard Miller Company LLP Reading, Pennsylvania March 5, 2008

VIST FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(Dollar amounts in thousands, except per share data)

	December 31,
	2007	2006
ASSETS
Cash and due from banks	$25,473	$21,084
Interest-bearing deposits in banks	316	751

Total cash and cash equivalents	25,789	21,835
Mortgage loans held for sale	3,165	5,582
Securities available for sale	192,043	164,180
Securities held to maturity, fair value 2007—$3,100; 2006—$3,250	3,078	3,117
Loans, net of allowance for loan losses 2007—$7,264; 2006—$7,611	813,734	757,172
Premises and equipment, net	6,892	6,941
Identifiable intangible assets	3,892	4,514
Goodwill	39,189	39,189
Bank owned life insurance	17,857	17,190
Other assets	19,312	21,912

Total assets	$1,124,951	$1,041,632

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	$109,718	$108,549
Interest bearing	602,927	594,290

Total deposits	712,645	702,839
Securities sold under agreements to repurchase	110,881	90,987
Federal funds purchased	118,210	82,105
Long-term debt	45,000	19,500
Junior subordinated debt, at fair value as of December 31, 2007	20,232	20,150
Other liabilities	11,391	23,921

Total liabilities	1,018,359	939,502

Shareholders' equity
Common stock, $5.00 par value; authorized 20,000,000 shares; issued: 5,746,998 shares at December 31, 2007 and 5,454,589 shares at December 31, 2006	28,735	27,273
Surplus	63,940	58,733
Retained earnings	17,039	20,302
Accumulated other comprehensive loss	(1,116)	(2,526)
Treasury stock; 89,853 shares at December 31, 2007 and 68,234 shares at December 31, 2006, at cost	(2,006)	(1,652)

Total shareholders' equity	106,592	102,130

Total liabilities and shareholders' equity	$1,124,951	$1,041,632

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2007, 2006 and 2005
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Interest and dividend income:
Interest and fees on loans	$59,234	$52,971	$42,646
Interest on securities:
Taxable	7,859	7,202	6,697
Tax-exempt	571	790	723
Dividend income	712	636	566
Other interest income	28	18	21

Total interest and dividend income	68,404	61,617	50,653

Interest expense:
Interest on deposits	24,428	20,141	13,525
Interest on short-term borrowings	3,940	3,507	2,118
Interest on securities sold under agreements to repurchase	3,906	2,847	1,487
Interest on long-term debt	663	1,174	1,642
Interest on junior subordinated debt	1,898	1,852	1,547

Total interest expense	34,835	29,521	20,319

Net interest income	33,569	32,096	30,334
Provision for loan losses	998	1,084	1,460

Net interest income after provision for loan losses	32,571	31,012	28,874

Other income:
Customer service fees	2,657	2,689	2,687
Mortgage banking activities, net	1,894	3,574	5,379
Commissions and fees from insurance sales	11,362	11,269	11,634
Broker and investment advisory commissions and fees	886	721	998
Earnings on investment in life insurance	806	560	443
Gain on sale of loans	164	102	676
Net realized gains (losses) on sales of securities	(2,324)	515	371
Other income	2,074	1,788	1,677

Total other income	17,519	21,218	23,865

Other expense:
Salaries and employee benefits	21,561	22,142	23,090
Occupancy expense	4,309	4,465	4,466
Equipment expense	2,545	2,641	2,523
Marketing and advertising expense	1,672	1,354	1,577
Amortization of identifiable intangible assets	622	636	640
Professional services	1,835	1,257	1,728
Outside processing services	3,203	2,981	2,741
Insurance expense	614	500	630
Other expense	4,513	4,262	3,886

Total other expense	40,874	40,238	41,281

Income before income taxes	9,216	11,992	11,458
Income taxes	1,746	2,839	2,727

Net income	$7,470	$9,153	$8,731

Basic earnings per share	$1.32	$1.63	$1.57

Diluted earnings per share	$1.31	$1.62	$1.55

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except share data)

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Number of Shares Issued	Par Value	Surplus	Retained Earnings		Treasury Stock	Total
Balance, December 31, 2004	5,031,021	$25,154	$51,210	$15,592	$(119)	$(902)	$90,935
Comprehensive Income:
Net Income	—	—	—	8,731	—	—	8,731
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(3,024)	—	(3,024)

Total comprehensive income							5,707

Purchase of treasury stock (15,000 shares)	—	—	—	—	—	(348)	(348)
Additional consideration in connection with acquisitions (11,954 shares)	—	—	78	—	—	222	300
Common stock issued in connection with Directors' compensation	6,391	32	129	—	—	—	161
Common stock issued in connection with director and employee stock purchase plans	73,766	378	1,116	—	—	—	1,494
Tax benefits from employee stock transactions	—	—	50	—	—	—	50
Fractional shares in connection with stock dividend paid	—	(8)	(2)	(1)	—	—	(11)
Cash dividends declared ($0.64 per share)	—	—	—	(3,532)	—	—	(3,532)

Balance, December 31, 2005	5,111,178	25,556	52,581	20,790	(3,143)	(1,028)	94,756
Comprehensive income:
Net income	—	—	—	9,153	—	—	9,153
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	617	—	617

Total comprehensive income							9,770

Purchase of treasury stock (45,000 shares)	—	—	—	—	—	(1,118)	(1,118)
Additional consideration in connection with acquisitions (11,727 shares)	—	—	58	—	—	223	281
Common stock dividend (5%)	253,241	1,266	4,463	(5,729)	—	—	—
Common stock issued in connection with directors' compensation (7,124 shares)	—	—	39	—	—	132	171
Common stock issued in connection with director and employee stock purchase plans	90,170	451	1,220	—	—	139	1,810
Tax benefits from employee stock transactions	—	—	127	—	—	—	127
Compensation expense related to stock options	—	—	245	—	—	—	245
Cash dividends declared ($0.70 per share)	—	—	—	(3,912)	—	—	(3,912)

Balance, December 31, 2006	5,454,589	27,273	58,733	20,302	(2,526)	(1,652)	102,130

VIST FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
Years Ended December 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except share data)

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Number of Shares Issued	Par Value	Surplus	Retained Earnings		Treasury Stock	Total
Adjustment to opening balance, net of tax, for the adoption of SFAS No. 159 (see Note 17)	—	—	—	(409)	—	—	(409)

Adjusted opening balance, January 1, 2007	5,454,589	27,273	58,733	19,893	(2,526)	(1,652)	101,721
Comprehensive income:
Net income	—	—	—	7,470	—	—	7,470
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	1,410	—	1,410

Total comprehensive income							8,880

Purchase of treasury stock (35,000 shares)	—	—	—	—	—	(660)	(660)
Additional consideration in connection with acquisitions (13,381 shares)	—	—	14	—	—	306	320
Common stock dividend (5%)	270,413	1,353	4,591	(5,944)	—	—	—
Common stock issued in connection with directors' compensation	9,323	46	176	—	—	—	222
Common stock issued in connection with director and employee stock purchase plans	12,673	63	159	—	—	—	222
Tax benefits from employee stock transactions	—	—	12	—	—	—	12
Compensation expense related to stock options	—	—	255	—	—	—	255
Cash dividends declared ($0.77 per share)	—	—	—	(4,380)	—	—	(4,380)

Balance, December 31, 2007	5,746,998	$28,735	$63,940	$17,039	$(1,116)	$(2,006)	$106,592

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2007, 2006 and 2005
(Dollar amounts in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities
Net income	$7,470	$9,153	$8,731
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	998	1,084	1,460
Provision for depreciation and amortization of premises and equipment	1,539	1,653	1,665
Amortization of identifiable intangible assets	622	636	640
Deferred income taxes	(45)	121	397
Director stock compensation	222	171	161
Net amortization of securities premiums and discounts	160	285	461
Amortization of mortgage servicing rights	143	77	29
Decrease (increase) in mortgage servicing rights	(8)	(18)	(271)
Net realized (gains) losses on sales of foreclosed real estate	(28)	(13)	51
Net realized losses (gains) on sales of securities	2,324	(515)	(371)
Proceeds from sales of loans held for sale	100,014	187,040	269,011
Net gains on sale of loans	(1,743)	(3,121)	(5,249)
Loans originated for sale	(95,854)	(172,945)	(270,519)
Realized gain on sale of premises and equipment	—	—	(19)
Increase in investment in life insurance	(667)	(487)	(348)
Compensation expense related to stock options	255	245	—
Net change in fair value of liabilities	103	—	—
Decrease (Increase) in accrued interest receivable and other assets	66	(1,642)	748
(Decrease) increase in accrued interest payable and other liabilities	(11,667)	12,256	(139)

Net Cash Provided by Operating Activities	3,904	33,980	6,438

Cash Flow From Investing Activities
Investment securities:
Purchases—available for sale	(169,175)	(16,732)	(57,889)
Principal repayments, maturities and calls—available for sale	23,334	26,729	28,798
Principal repayments, maturities and calls—held to maturity	—	3,031	—
Proceeds from sales—available for sale	118,654	8,006	8,241
Net increase in loans receivable	(59,755)	(113,339)	(75,962)
Proceeds from sale of loans	2,195	1,708	16,957
Net (increase) decrease in Federal Home Loan Bank Stock	(985)	1,546	(281)
Net decrease (increase) in foreclosed real estate	337	(758)	(119)
Proceeds from the sale of premises and equipment	—	—	163
Purchases of premises and equipment	(1,492)	(834)	(1,078)
Disposals of premises and equipment	2	51	58
Purchases of bank owned life insurance	—	(5,000)	—
Purchase of limited partnership investment	—	—	(1,050)

Net Cash Used in Investing Activities	(86,885)	(95,592)	(82,162)

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31, 2007, 2006 and 2005
(Dollar amounts in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash Flow From Financing Activities
Net increase in deposits	9,806	43,109	47,439
Net increase in federal funds purchased	36,105	15,875	30,138
Net increase in securities sold under agreements to repurchase	19,894	21,532	16,655
Proceeds from long-term debt	40,000	—	3,000
Repayments of long-term debt	(14,500)	(23,500)	(14,500)
Purchase of treasury stock	(660)	(1,118)	(348)
Proceeds from the exercise of stock options and stock purchase plans	222	1,810	1,494
Tax benefits from employee stock transactions	12	127	50
Reissuance of treasury stock	320	281	300
Cash dividends paid	(4,264)	(3,800)	(3,428)

Net Cash Provided by Financing Activities	86,935	54,316	80,800

Increase (Decrease) in cash and cash equivalents	3,954	(7,296)	5,076
Cash and Cash Equivalents:
January 1	21,835	29,131	24,055

December 31	$25,789	$21,835	$29,131

Cash Payments For:
Interest	$34,833	$28,862	$19,756

Taxes	$1,500	$2,910	$1,585

Supplemental Schedule of Non-cash Investing and Financing Activities
Other real estate acquired in settlement of loans	$466	$771	$68

See Notes to Consolidated Financial Statements.

1.    Significant Accounting Policies

Principles of consolidation:

        On March 3, 2008, the Company changed its name from Leesport Financial Corp. to VIST Financial Corp. This re-branding initiative brought all the Leesport Financial Family of Companies under one new name and brand.

        The consolidated financial statements include the accounts of VIST Financial Corp. (the "Company"), a bank holding company, which has elected to be treated as a financial holding company, and its wholly-owned subsidiaries, VIST Bank (the "Bank"), VIST Insurance, LLC ("VIST Insurance") and VIST Capital Management, LLC ("VIST Capital"). As of December 31, 2007, the Bank's wholly-owned subsidiaries were VIST Realty Solutions, LLC and VIST Mortgage Holdings, LLC. All significant inter-company accounts and transactions have been eliminated.

Nature of operations:

        The Bank provides full banking services. VIST Insurance provides risk management services, employee benefits insurance and personal and commercial insurance coverage through multiple insurance companies. VIST Capital provides investment advisory and brokerage services. VIST Realty Solutions, LLC provides title insurance and other real estate related services to the Company's customers through limited partnership arrangements with unaffiliated third parties involved in the real estate services industry. VIST Mortgage Holdings, LLC provides mortgage brokerage services through its limited partnership agreements with unaffiliated third parties involved in the real estate services industry. First Leesport Capital Trust I, Leesport Capital Trust II and Madison Statutory Trust I are trusts formed for the purpose of issuing mandatory redeemable debentures on behalf of the Company. These trusts are wholly-owned subsidiaries of the Company, but are not consolidated for financial statement purposes. See "Junior Subordinated Debt" in Note 10. The Company and the Bank are subject to the regulations of various federal and state agencies and undergo periodic examinations by various regulatory authorities.

Use of estimates:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the potential impairment of goodwill, the valuation of deferred tax assets and the determination of other-than-temporary impairment on securities.

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

Rate lock commitments:

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

Bank-owned life insurance:

        The Bank invests in bank owned life insurance ("BOLI") as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of the policies and, in 2006, the Bank purchased $5 million of additional BOLI. This life insurance investment is carried at the cash surrender value of the underlying policies in the amount of $17.9 million and $17.2 million at December 31, 2007 and 2006, respectively. Income from the increase in cash surrender value of the policies is included in other income on the income statement.

Stock-based compensation:

        Prior to January 1, 2006, employee compensation expense under stock option plans was recognized only if options were granted with exercise prices below the market price of the related stock at the stock option grant date in accordance with the intrinsic value method of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Because the exercise price of the Company's employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted. The Company adopted the provisions of SFAS No. 123, "Share-Based Payment (Revised 2004)," on January 1, 2006. SFAS 123R eliminates the ability to account for stock-based compensation using

APB 25 and requires that such transactions be recognized as compensation cost in the consolidated statements of income based on their fair values on the measurement date, which, for the Company, is the date of the grant. The Company transitioned to fair-value based accounting for stock-based compensation using the modified-prospective transition method. Under the modified-prospective method, the Company is required to record compensation cost for new awards and to awards modified, purchased or cancelled after January 1, 2006. Additionally, compensation cost for the portion of non-vested awards (awards for which the requisite service has not been rendered) that were outstanding as of January 1, 2006 will be recognized prospectively over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method.

        SFAS No. 123R, requires pro forma disclosures of net income and earnings per share for all periods prior to the adoption of the fair value accounting method for stock-based employee compensation. The pro forma disclosures presented in Note 12 "Stock Option Plans and Shareholders' Equity" use the fair value method of SFAS No. 123R to measure compensation expense for stock-based compensation plans for years prior to 2006.

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

        During 2002, the Company entered into an interest rate swap to convert its fixed rate trust preferred securities to floating rate debt. Both the interest rate swap and the related debt are recorded on the balance sheet at fair value through adjustments to other expense.

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

        All references to the weighted-average number of common shares outstanding and per share amounts reflect the 5% stock dividend declared by the Board of Directors on May 15, 2007 with a record date of June 1, 2007 and distributed to shareholders on June 15, 2007. The 5% stock dividend resulted in 270,413 shares and cash paid of $8,183 on 335 fractional shares.

        The Company's calculation of earnings per share for the years ended December 31, 2007, 2006, and 2005 is as follows:

	Net Income (numerator)	Weighted Average shares (denominator)	Per share amount
	(In thousands except per share data)
2007
Basic earnings per share:
Net income available to common shareholders	$7,470	5,672	$1.32
Effect of dilutive stock options	—	24	(0.01)

Diluted earnings per share:
Net income available to common shareholders plus assumed conversion	$7,470	5,696	$1.31

2006
Basic earnings per share:
Net income available to common shareholders	$9,153	5,610	$1.63
Effect of dilutive stock options	—	47	(0.01)

Diluted earnings per share:
Net income available to common shareholders plus assumed conversion	$9,153	5,657	$1.62

2005
Basic earnings per share:
Net income available to common shareholders	$8,731	5,557	$1.57
Effect of dilutive stock options	—	65	(0.02)

Diluted earnings per share:
Net income available to common shareholders plus assumed conversion	$8,731	5,622	$1.55

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

        The components of other comprehensive income (loss) and related tax effects were as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Unrealized holding (losses) gains on available for sale securities	$(188)	$1,447	$(3,996)
Reclassification adjustment for unrealized gains amortized from transfer of available for sale securities to held to maturity	—	—	(140)
Reclassification adjustment for losses (gains) realized in income	2,324	(515)	(371)

Net unrealized gains (losses)	2,136	932	(4,507)
Income tax effect	(726)	(315)	1,483

Other comprehensive income (loss)	$1,410	$617	$(3,024)

Equity method investment:

        On December 29, 2003, the Bank entered into a limited partner subscription agreement with Midland Corporate Tax Credit XVI Limited Partnership, where the Bank receives special tax credits and other tax benefits. The Bank subscribed to a 6.2% interest in the partnership, which is subject to an adjustment depending on the final size of the partnership at a purchase price of $5 million. This investment of $3.9 million and $4.1 million is included and recorded in other assets as of December 31, 2007 and 2006, respectively, and is not guaranteed; therefore, it will be accounted for in accordance with Statement of Position (SOP) 78-9, "Accounting for Investments in Real Estate Ventures" using the equity method.

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

Recently issued accounting standards:

        Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes". The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes". The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification of interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company's evaluation of the implementation of FASB Interpretation No. 48, no significant income tax uncertainties were identified.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits certain financial assets and financial liabilities to be measured at fair value, using an instrument-by-instrument election. The initial effect of adopting SFAS No. 159 must be accounted for as a cumulative-effect adjustment to opening retained earnings for the year in which SFAS No. 159 is applied. Retrospective application of SFAS No. 159 to years preceding the effective date is not permitted. The Company elected to early adopt SFAS No. 159 as of January 1, 2007. This adoption resulted in a one-time cumulative after-tax charge of $409,000 ($619,000 pre-tax) to opening retained earnings as of January 1, 2007. See Note 17, "Fair Value," for additional information.

        In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about assets and liabilities measured at fair value. FASB Statement No. 157 does not change existing guidance as to whether or not an asset or liability is carried at fair value. The new standard provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The standard also establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The standard eliminates large position discounts for financial instruments quoted in active markets, requires costs related to acquiring financial instruments carried at fair value to be included in earnings as incurred and requires that an issuer's credit standing be considered when measuring liabilities at fair value. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted. In conjunction with the early adoption of SFAS No. 159 indicated above, the Company adopted SFAS No. 157 beginning January 1, 2007. See Note 17, "Fair Value," for the new disclosures required by SFAS No. 157 regarding the market-based pricing associated with assets and liabilities carried at fair value. No significant impact to amounts reported in the consolidated financial position or results of operations resulted from the adoption of SFAS No. 157.

        In September 2006, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements" ("EITF 06-4"). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of the insurance to be incurred during the employee's retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. Adoption is required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company does not believe that the implementation of this guidance will have a material impact on the Company's consolidated financial statements.

        In September 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" ("EITF 06-5"). The scope of EITF 06-5 consists of nine separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of "key persons." The nine issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The implementation of this standard did not have a material impact on the Company's consolidated financial position or results of operations.

        In February 2007, the FASB issued FASB Staff Position (FSP) FAS 158-1, "Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No 106 and to the Related Staff Implementation Guides." This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." The conforming amendments in this FSP shall be applied upon adoption of SFAS No. 158. The Company does not expect it to have a material impact on the Company's consolidated financial statements.

        In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements" (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

        In March 2007, the FASB ratified EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its consolidated financial position, results of operations or cash flows.

        In April 2007, the FASB directed the FASB Staff to issue FSP No. FIN 39-1, "Amendment of FASB Interpretation No. 39" ("FSP FIN 39-1"). FSP FIN 39-1 modifies FIN No. 39, "Offsetting of Amounts Related to Certain Contracts," and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company does not expect FIN 39-1 will have a material impact on its consolidated financial position, results of operations or cash flows.

        In May 2007, the FASB directed the FASB Staff to issue FASB Staff Position No. FIN 46(R)-7, "Application of FASB Interpretation No. 46(R) to Investment Companies" ("FSP FIN 46(R)-7"). FSP FIN 46(R)-7 makes permanent the temporary deferral of the application of the provisions of FIN 46(R) to unregistered investment companies, and extends the scope exception from applying FIN 46(R) to include registered investment companies. FSP FIN 46(R)-7 is effective upon adoption of SOP 07-1. The Company is currently assessing the impact of FIN 46(R)-7 on its consolidated financial position and results of operations.

        In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48" (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on the Company's consolidated financial position or results of operations.

        In December 2007, the FASB issued FASB statement No. 141 (R) "Business Combinations. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance is effective for fiscal years beginning after December 15, 2008. This new pronouncement will impact the Company's accounting for business combinations completed beginning January 1, 2009.

        In December 2007, the FASB issued FASB statement No. 160 "Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51". This Statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance is effective for fiscal years beginning after December 15, 2008. The Company does not expect FASB statement No. 160 will have a material impact on its consolidated financial position, results of operations or cash flows.

        Staff Accounting Bulletin No. 109 (SAB 109), "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments." Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have a material impact on its financial statements.

        Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, "Share-Based Payment," of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the "simplified" method in developing an estimate of expected term of "plain vanilla" share options and allows usage of the "simplified" method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the "simplified" method for estimating the expected term of "plain vanilla" share option grants after December 31, 2007. SAB 110 is effective January 1, 2008.

2.     Goodwill and Other Intangible Assets

        On October 1, 2004, the Company acquired 100% of the outstanding voting shares of Madison Bancshares Group, Ltd. ("Madison"), the holding company for Madison Bank, a Pennsylvania state-chartered commercial bank. Madison has become a part of VIST Bank. The transaction enhances the Company's strong presence in Pennsylvania, particularly in the high growth counties of Berks, Philadelphia, Montgomery and Delaware. The results of Madison's operations have been included in the consolidated financial statements since the date of acquisition.

        Under the terms of the merger, each share of Madison common stock was exchanged for 0.6028 shares of VIST common stock resulting in the issuance of 1,311,010 shares of VIST common stock and a cash payment of $11,790. The total purchase price was $34.6 million. The value of the common shares issued was determined based on the average market price of VIST common shares five days before and five days after the date of the announcement. In connection with the transaction, Madison paid cash of $7.1 million and recognized the expense for 699,122 Madison options and warrants outstanding at September 30, 2004. In addition, Madison paid cash of $2.3 million and recognized the expense for the termination of existing contractual arrangements.

        The $28.2 million of goodwill recognized in the acquisition of Madison was assigned to our banking and financial services segment. None of the goodwill is expected to be deductible for tax purposes.

        In accordance with the provisions of SFAS No. 142, the Company amortizes other intangible assets over the estimated remaining life of each respective asset. Amortizable intangible assets were composed of the following:

	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortizable intangible assets:
Purchase of client accounts (20 year weighted average useful life)	$3,295	$802	$3,295	$637
Employment contracts (7 year weighted average useful life)	1,075	810	1,075	659
Assets under management (20 year weighted average useful life)	184	49	184	40
Trade name (20 year weighted average useful life)	196	189	196	157
Core deposit intangible (7 year weighted average useful life)	1,852	860	1,852	595

Total	$6,602	$2,710	$6,602	$2,088

Aggregate Amortization Expense:
For the year ended December 31, 2007	$622
For the year ended December 31, 2006	636
For the year ended December 31, 2005	640
Estimated Amortization Expense:
For the year ending December 31, 2008	597
For the year ending December 31, 2009	552
For the year ending December 31, 2010	439
For the year ending December 31, 2011	372
For the year ending December 31, 2012	174

        The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

	Banking and Financial Services	Insurance	Brokerage and Investment Services	Total
	(In thousands)
Balance as of January 1, 2006	$27,768	$10,025	$1,021	$38,814
Contingent payments during the year 2006	—	375	—	375

Balance as of December 31, 2006	27,768	10,400	1,021	39,189
Contingent payments during the year 2007	—	—	—	—

Balance as of December 31, 2007	$27,768	$10,400	$1,021	$39,189

3.     Restrictions on Cash and Due from Banks

        The Federal Reserve Bank requires the Bank to maintain average reserve balances. For the years 2007 and 2006, the average of the daily reserve balances required to be maintained approximated $1.2 million for each period, respectively.

4.     Securities Available For Sale and Securities Held to Maturity

        The amortized cost and estimated fair values of securities held to maturity and securities available for sale were as follows at December 31, 2007 and 2006:

Securities Available For Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007:
Obligations of U.S. Government agencies and corporations	$5,889	$11	$(2)	$5,898
Mortgage-backed debt securities	136,103	683	(587)	136,199
State and municipal obligations	20,582	20	(199)	20,403
Other debt securities	14,415	—	(494)	13,921
Equity securities	16,745	135	(1,258)	15,622

	$193,734	$849	$(2,540)	$192,043

December 31, 2006:
Obligations of U.S. Government agencies and corporations	$9,703	$—	$(175)	$9,528
Mortgage-backed debt securities	113,953	57	(3,240)	110,770
State and municipal obligations	16,327	150	(47)	16,430
Other debt securities	15,361	21	(245)	15,137
Equity securities	12,663	104	(452)	12,315

	$168,007	$332	$(4,159)	$164,180

Securities Held To Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007:
Corporate debt securities	$3,078	$79	$(57)	$3,100

	$3,078	$79	$(57)	$3,100

December 31, 2006:
Corporate debt securities	3,117	171	(38)	3,250

	$3,117	$171	$(38)	$3,250

        Equity securities include restricted stock in the FHLB of $5.5 million and $4.5 million at December 31, 2007 and 2006, respectively. The FHLB requires the Company to maintain a certain amount of FHLB stock according to a predetermined formula. The stock is carried at cost.

        The following table shows the gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006:

	Less than 12 Months		12 Months or More		Total
Securities Available for Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2007:
Obligations of U.S. Government agencies and corporations	$—	$—	$998	$(2)	998	(2)
Mortgage-backed debt securities	22,708	(109)	27,685	(478)	50,393	(587)
State and municipal obligations	11,449	(187)	350	(12)	11,799	(199)
Other debt securities	1,483	(16)	10,764	(478)	12,247	(494)
Equity securities	1,046	(306)	5,767	(952)	6,813	(1,258)

Total	$36,686	$(618)	$45,564	$(1,922)	$82,250	$(2,540)

	Less than 12 Months		12 Months or More		Total
Securities Held to Maturity	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2007:
Corporate debt securities	$—	$—	$1,000	$(57)	$1,000	$(57)

Total	$—	$—	$1,000	$(57)	$1,000	$(57)

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

        At December 31, 2007, there were 49 securities with unrealized losses in the less than twelve month category and 56 securities with unrealized losses in the twelve month or more category.

        A.    U.S. Government agencies and corporations. The unrealized losses on the Company's investments in obligations of U S Government agencies were caused by interest rate increases. The Company purchased those investments at par or at a discount relative to their face amount and the contractual cash flows are guaranteed by an agency of the U S Government. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.

        B.    Federal Agency and Corporate Mortgage-Backed Securities. The unrealized losses on the Company's investments in federal agency and corporate mortgage-backed securities were primarily caused by interest rate increases. The Company purchased those securities at a price relative to the market at the time of the purchase, and the contractual cash flows of those investments are guaranteed either by an agency of the US Government or the corporate entity. Because the decline in market value is primarily attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.

        C.    Other Debt Securities. The Company's unrealized loss on investments in other securities relates to $3.0 million investment in auto manufacturing industry company notes. The unrealized losses are caused by (a) increases in fuel costs and decreases in profitability and near-term profit forecasts by industry analysts resulting from competitive pricing pressure in the auto manufacturing industry and (b) overall credit concerns in the financial markets. The contractual terms of those investments do not permit the companies to settle the securities at a price less than the amortized cost of the investment. While the credit rating for certain issues have stabilized during the period, the Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity the latest of which is January 2010, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.

        D.    Equity Securities. The Company's investments in marketable equity securities primarily consist of investments in preferred stock in a US government sponsored enterprise ($4.2 million of the fair value and $659,000 of the total net unrealized losses in equity security investments) and the common stock of companies in the financial services industry ($2.4 million of the fair value and $444,000 of the total net unrealized losses in equity security investments). Within the Company's marketable equity securities portfolio is (1) a $4.8 million investment in FHLMC 5.1% Series perpetual preferred stock. The unrealized losses are caused by (a) questions concerning the operating structure of the company, especially in the areas of financial reporting and management control and (b) recent losses from write-downs of sub-prime credits and (c) overall credit concerns in the financial markets. Perpetual preferred stock is an equity security that is junior to the entity's debt obligations but senior to common stock. The preferred stock pays quarterly dividends at the above stated fixed rate, and while it does not have a stated maturity date the issuer has the right to retire securities through redemption provisions. FHLMC is a US government-sponsored enterprise and the Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investment. The market value is attributable to operational scrutiny and near-term concerns regarding losses incurred with sub-prime lending not affecting the overall credit quality of the US government sponsored enterprise. The Company has the ability and intent to hold the perpetual preferred stock until a recovery of fair value. The Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007. (2) A $141,000 investment in FNMA common stock (3.4% of the fair value and 11.3% of the total unrealized losses in the equity security investments). The government sponsored enterprise has continued working through its accounting issues and industry analysts are optimistic about the near-term prospects despite overall credit concerns in the financial markets. The decline in fair value of the common stock of companies in the financial services industry occurred mainly in the fourth quarter of 2007 and is attributable to the overall decline in the financial services market sector due to losses sustained on sub-prime mortgage portfolios and mortgage-backed securities. Based on that information and the Company's ability and intent to hold those investments for a reasonable time period sufficient for a recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.

	Less than 12 Months		12 Months or More		Total
Securities Available for Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2006:
Obligations of U.S. Government agencies and corporations	$—	$—	$9,528	$(175)	9,528	(175)
Mortgage-backed debt securities	6,157	(21)	95,067	(3,219)	101,224	(3,240)
State and municipal obligations	327	(2)	4,790	(45)	5,117	(47)
Other debt securities	2,968	(43)	8,787	(202)	11,755	(245)
Equity securities	347	(9)	5,923	(443)	6,270	(452)

Total	$9,799	$(75)	$124,095	$(4,084)	$133,894	$(4,159)

	Less than 12 Months		12 Months or More		Total
Securities Held to Maturity	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2006:
Other debt securities	$1,042	$(38)	$—	$—	$1,042	$(38)

Total	$1,042	$(38)	$—	$—	$1,042	$(38)

        The amortized cost and fair value of securities as of December 31, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain securities may be called or prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)		(In thousands)
Due in one year or less	$1,041	$1,023	$—	$—
Due after one year through five years	4,090	3,833	—	—
Due after five years through ten years	3,501	3,464	—	—
Due after ten years	32,254	31,902	3,078	3,100
Mortgage-backed securities	136,103	136,199	—	—
Equity securities	16,745	15,622	—	—

	$193,734	$192,043	$3,078	$3,100

        Securities with a market value of $173.4 million and $150.5 million at December 31, 2007 and 2006, respectively, were pledged to secure securities sold under agreements to repurchase, public deposits and for other purposes as required or permitted by law.

        The following gross gains and losses were realized on sales of securities available for sale in 2007, 2006 and 2005:

Year	Gains	Losses	Net
2007	$377	$(2,701)	$(2,324)
2006	$519	$(4)	$515
2005	$433	$(62)	$371

        The federal income tax provision includes ($790,000), $175,000 and $126,000 in 2007, 2006 and 2005, respectively, of federal income taxes related to net gains and losses on the sale of securities.

5.     Loans

        The components of loans were as follows:

	December 31,
	2007	2006
	(In thousands)
Residential real estate—1 to 4 family	$198,607	$187,755
Residential real estate—multi family	33,457	22,420
Commercial	156,396	136,666
Commercial, secured by real estate	374,346	350,149
Consumer	5,690	6,034
Home equity lines of credit	53,405	62,847

	821,901	765,871
Net deferred loan fees	(903)	(1,088)
Allowance for loan losses	(7,264)	(7,611)

Loans, net of allowance for loan losses	$813,734	$757,172

        Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Balance, beginning	$7,611	$7,619	$7,248
Provision for loan losses	998	1,084	1,460
Loans charged off	(1,548)	(1,305)	(1,278)
Recoveries	203	213	189

Balance, ending	$7,264	$7,611	$7,619

        The recorded investment in impaired loans not requiring an allowance for loan losses was $6.0 million at December 31, 2007 and $8.4 million at December 31, 2006. The recorded investment in impaired loans requiring an allowance for loan losses was $2.1 million and $2.9 million at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, the related allowance for loan losses associated with those loans was $1.3 million and $1.1 million, respectively. For the years ended December 31, 2007, 2006 and 2005, the average recorded investment in these impaired loans was $8.9 million, $9.9 million and $8.1 million, respectively; and the interest income recognized on impaired loans was $407,000 for 2007, $702,000 for 2006 and $356,000 for 2005.

        Loans on which the accrual of interest has been discontinued amounted to $3,552,000 and $3,989,000 at December 31, 2007 and 2006 respectively. Loan balances past due 90 days or more and still accruing interest but which management expects will eventually be paid in full, amounted to $3,005,000 and $93,000 at December 31, 2007 and 2006.

6.     Loan Servicing

        Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of these loans as of December 31, 2007 and 2006 was $22.2 million and $25.4 million, respectively.

        The balance of capitalized servicing rights included in other assets at December 31, 2007 and 2006, was $491,000 and $626,000, respectively. The fair value of these rights was $491,000 and $626,000, respectively. The fair value of servicing rights was determined using a 9.5 percent discount rate for 2007 and 2006.

        The following summarizes mortgage servicing rights capitalized and amortized:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Mortgage servicing rights capitalized	$8	$18	$271

Mortgage servicing rights amortized	$143	$77	$29

7.     Premises and Equipment

        Components of premises and equipment were as follows:

	December 31,
	2007	2006
	(In thousands)
Land and land improvements	$263	$263
Buildings	865	858
Leasehold improvements	3,463	3,398
Furniture and equipment	10,879	9,463

	15,470	13,982
Less accumulated depreciation	8,578	7,041

Premises and equipment, net	$6,892	$6,941

        Certain facilities and equipment are leased under various operating leases. Rental expense for these leases was $2,936,000, $3,088,000 and $3,215,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

        Future minimum rental commitments under non-cancelable leases as of December 31, 2007 were as follows (in thousands):

2008	$2,608
2009	2,480
2010	2,264
2011	1,851
2012	1,488
Subsequent to 2012	14,937

Total minimum payments	$25,628

8.     Deposits

        The components of deposits were as follows:

	December 31,
	2007	2006
	(In thousands)
Demand, non-interest bearing	$109,718	$108,549
Demand, interest bearing	221,071	209,875
Savings	88,151	80,982
Time, $100,000 and over	90,906	97,419
Time, other	202,799	206,014

Total deposits	$712,645	$702,839

        At December 31, 2007, the scheduled maturities of time deposits were as follows (in thousands):

2008	$257,769
2009	25,634
2010	5,927
2011	2,299
2012	1,734
Thereafter	342

$293,705

9.     Borrowings and Other Obligations

        At December 31, 2007 and 2006, the Bank had purchased federal funds from the Federal Home Loan Bank and correspondent banks totaling $118.2 million and $82.1 million, respectively.

        During 2006, the Bank entered into securities sold under agreements to repurchase totaling $65 million. These securities sold under agreements to repurchase have 7 to 10 year terms, carry variable interest rates spread to the three month LIBOR rate ranging from 3.90% to 4.25%, and, in 2007, may either convert to a fixed rate loan or may be called. During 2007, the Bank entered into securities sold under agreements to repurchase totaling $65 million. These securities sold under agreements to repurchase have 8 to 10 year terms, carry a fixed rate or a variable interest rate spread to the three month LIBOR rate ranging from 3.25% to 4.85%, and, at the contractual reset dates, may either convert to a fixed rate or variable rate loan or may be called. Total borrowings under these repurchase agreements were $85.0 million and $65.0 million at December 31, 2007 and 2006, respectively.

        These repurchase agreements are treated as financings with the obligations to repurchase securities sold reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains recorded as an asset, although the securities underlying the agreements are delivered to the broker who arranged the transactions. In certain instances, the brokers may have sold, loaned, or disposed of the securities to other parties in the normal course of their operations, and have agreed to deliver to the Company substantially similar securities at the maturity of the agreement. The broker/dealers who participated with the Company in these agreements are primarily broker/dealers reporting to the Federal Reserve Bank of New York. Securities underlying sales of securities under repurchase agreements consisted of investment securities that had an amortized cost of $89.3 million and a market value of $89.5 million at December 31, 2007.

        Securities sold under agreements to repurchase at December 31, 2007 and 2006 consisted of the following:

	Amount				Weighted Average Rate
	2007		2006		2007	2006
	(In thousands)
Fixed rate securities sold under agreements to repurchase maturing:
2013	$20,000	(1)	$45,000	(4)	4.85%	4.06%
2015	15,000	(2)	—		3.25	—
2016	—		20,000	(4)	—	4.25
2017	50,000	(3)	—		3.45

Total securities sold under agreements to repurchase	$85,000		$65,000		3.75%	4.12%

  (1)
  $20 million callable 02/22/2008

  (2)
  $15 million callable 12/26/2009

  (3)
  $5 million callable 03/05/2008; $20 million callable 04/30/2008; $25 million callable 06/22/2008

  (4)
  $45 million were called in 2007

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

        The securities underlying the agreements are under the Bank's control. The outstanding customer balances and related information of securities sold under agreements to repurchase are summarized as follows:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Average balance during the year	$26,781	$22,014	$24,073
Average interest rate during the year	4.05%	4.13%	2.51%
Weighted average interest rate at year-end	3.64%	4.53%	3.73%
Maximum month-end balance during the year	32,560	31,547	33,257
Balance as of year-end	$25,881	$25,987	$24,455

        Long-term debt at December 31, 2007 and 2006 consisted of the following:

	Amount		Weighted Average Rate
	2007	2006	2007	2006
	(In thousands)
Fixed rate FHLB advances maturing:
2007	$—	$14,500	—%	3.28%
2008	15,000	5,000	4.06	3.73
2009	30,000	—	4.28	—

Total long term debt	$45,000	$19,500	4.20%	3.40%

        The Bank has a maximum borrowing capacity with the Federal Home Loan Bank of approximately $184.0 million, of which advances of $118.2 million of overnight advances and $45.0 million of fixed rate term advances and letters of credit of $18.0 million were outstanding at December 31, 2007. The letters of credit are used to collateralize public deposits. Advances and letters of credit from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

        The Company has entered into a contract with a provider of information systems services for the supply of such services through April 2011. The Company is required to make minimum annual payments as follows, whether or not it uses the services:

Year Ended	Amount
2008	$454,000
2009	477,000
2010	501,000
2011	167,000

Total minimum payments	$1,599,000

        Total expenditures during 2007, 2006 and 2005 in connection with the contract were $1,858,000, $1,731,000 and $1,485,000, respectively.

10.   Junior Subordinated Debt

        First Leesport Capital Trust I, a Delaware statutory business trust, was formed on March 9, 2000 and is a wholly-owned subsidiary of the Company. The Trust issued $5 million of 10 7/8% fixed rate capital trust pass-through securities to investors. First Leesport Capital Trust I purchased $5 million of fixed rate junior subordinated deferrable interest debentures from Leesport Financial Corp. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial Corp. of the obligations of the Trust under the capital securities. The capital securities are redeemable by VIST Financial Corp. on or after March 9, 2010, at stated premiums, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on March 9, 2030. In October 2002, the Company entered into an interest rate swap agreement with a notional amount of $5 million that effectively converts the securities to a floating interest rate of six month LIBOR plus 5.25% (9.85% at December 31, 2007). In June, 2003, the Company purchased a six month LIBOR cap with a rate of 5.75% to create protection against rising interest rates for the above mentioned $5 million interest rate swap. Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by other interest rate swaps.

        On September 26, 2002, the Company established Leesport Capital Trust II, a Delaware statutory business trust, in which the Company owns all of the common equity. Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45% (8.15% at December 31, 2007). These debentures are the sole assets of the Trusts. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial Corp. of the obligations of the Trust under the capital securities. These securities must be redeemed in September 2032, but may be redeemed on or after November 7, 2007 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company. As of December 31, 2007, the Company has not exercised the call option on these debentures.

        On June 26, 2003, Madison established Madison Statutory Trust I, a Connecticut statutory business trust. Pursuant to the purchase of Madison on October 1, 2004, the Company assumed Madison Statutory Trust I in which the Company owns all of the common equity. Madison Statutory Trust I issued $5 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10% (7.80% at December 31, 2007). These debentures are the sole assets of the Trusts. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial Corp. of the obligations of the Trust under the capital securities. These securities must be redeemed in June 2033, but may be redeemed on or after September 26, 2008 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company.

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

11.   Employee Benefits

        The Company has an Employee Stock Ownership Plan (ESOP) to provide its employees with future retirement plan assistance. The ESOP invests primarily in the Company's common stock. Contributions to the Plan are at the discretion of the Board of Directors. For the years ended December 31, 2007, 2006 and 2005, $0, $0 and $233,000, respectively, was accrued to provide for contribution of shares to the Plan. During 2007, 2006 and 2005 respectively, no shares, 11,873 shares and 11,937 shares were purchased on behalf of the ESOP. The ESOP plan was terminated as of June 30, 2006. The Company is currently awaiting a determination from the Internal Revenue Service that the ESOP is qualified under Sections 401(a), 409(1) and 4975(e)(7) of the Internal Revenue Code of 1986.

        The Company has a 401(k) Salary Deferral Plan. This plan covers all eligible employees who elect to contribute to the Plan. An employee who has attained 18 years of age and has been employed for at least 30 calendar days is eligible to participate in the Plan effective with the next quarterly enrollment period. Employees become eligible for the Company contribution to the Salary Deferral Plan at each future enrollment period upon completion of one year of service. The Company contributes 150% match of the first 2% of a participants pay deferred into the Plan plus 100% of next 1%, 50% of next 4% for a total available match of 6%. Contributions from the Company vest to the employee over a five year schedule. The annual expense included in salaries and employee benefits representing the expense of the Company's contribution was $715,000, $708,000, and $661,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

        The Company has entered into deferred compensation agreements with certain directors and a salary continuation plan for certain key employees. At December 31, 2007 and 2006, the present value of the future liability for these agreements was $1,559,000 and $1,483,000, respectively. For the years ended December 31, 2007, 2006 and 2005, $168,000, $214,000 and ($22,000), respectively, was charged to expense in connection with these agreements. To fund the benefits under these agreements, the Company is the owner and beneficiary of life insurance policies on the lives of certain directors and employees. These bank-owned life insurance policies had an aggregate cash surrender value of $17.9 million and $17.2 million at December 31, 2007 and 2006, respectively. In 2006, the Bank purchased an additional $5 million in bank owned life insurance.

        The Company has a non-compensatory Employee Stock Purchase Plan (ESPP). Under the ESPP, employees of the Company who elect to participate are eligible to purchase common stock at prices up to a 5 percent discount from the market value of the stock. The ESPP does not allow the discount in the event that the purchase price would fall below the Company's most recently reported book value per share. The ESPP allows an employee to make contributions through payroll deductions to purchase common shares up to 15 percent of annual compensation. The total number of shares of common stock that may be issued pursuant to the ESPP is 261,153. As of December 31, 2007, a total of 42,723 shares have been issued under the ESPP.

12.   Stock Option Plans and Shareholders' Equity

        The Company has an Employee Stock Incentive Plan (ESIP) that covers all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors. The total number of shares of common stock that may be issued pursuant to the ESIP is 486,781. The option price for options issued under the Plan must be at least equal to 100% of the fair market value of the common stock on the date of grant and shall not be less than the stock's par value. Options granted under the Plan have various vesting periods ranging from immediate up to 5 years, 20% exercisable not less than one year after the date of grant, but no later than ten years after the date of grant in accordance with the vesting. Vested options expire on the earlier of ten years after the date of grant, three months from the participant's termination of employment or one year from the date of the participant's death or disability. As of December 31, 2007, a total of 148,069 shares have been issued under the ESIP. This ESIP plan will expire on November 10, 2008.

        The Company has an Independent Directors Stock Option Plan (IDSOP). The total number of shares of common stock that may be issued pursuant to the IDSOP is 121,695. The Plan covers all directors of the Company who are not employees and former directors who continue to be employed by the Company. The option price for options issued under the Plan will be equal to the fair market value of the Company's common stock on the date of grant. Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Company or the cessation of the participant's employment, or twelve months from the date of the participant's death or disability. As of December 31, 2007, a total of 21,160 shares have been issued under the IDSOP. This IDSOP plan will expire on November 10, 2008.

        On April 17, 2007, shareholders approved the VIST Financial Corp. 2007 Equity Incentive Plan (EIP). The total number of shares which may be granted under the Equity Incentive Plan is equal to 12.5% of the outstanding shares of the Company's common stock on the date of approval of the Plan and is subject to automatic annual increases by an amount equal to 12.5% of any increase in the number of the Company's outstanding shares of common stock during the preceding year or such lesser number as determined by the Company's board of directors. The total number of shares of common stock that may be issued pursuant to the EIP is 676,572. The Equity Incentive Plan covers all employees and non-employee directors of the Company and its subsidiaries. Incentive stock options, nonqualified stock options and restricted stock grants are authorized for issuance under the Equity Incentive Plan. The exercise price for stock options granted under the Equity Incentive Plan must equal the fair market value of the Company's common stock on the date of grant. Vesting of awards under the Equity Incentive Plan is determined by the Human Resources Committee of the board of directors, but must be at least one year. The committee may also subject an award to one or more performance criteria. Stock options and restricted stock awards generally expire upon termination of employment. In certain instances after an optionee terminates employment or service, the Committee may extend the exercise period for a vested nonqualified stock option up to the remaining term of the option. A vested incentive stock option must be exercised within three months following termination of employment if such termination is for reasons other than cause. Performance goals generally cannot be accelerated or waived except in the event of a change in control or upon death, disability or retirement. As of December 31, 2007, a total of 20,000 shares have been issued under the EIP. This EIP will expire on April 17, 2017.

        A combined summary of stock option transactions under the Plans, as adjusted for the 5% stock dividend in 2007, is presented in the following table:

	Years Ended December 31,
	2007		2006		2005
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at the beginning of the year	438,502	$20.20	380,720	$18.29	309,648	$16.36
Granted	24,978	19.11	162,356	22.88	163,732	21.34
Exercised	(5,249)	13.42	(83,488)	16.94	(59,936)	16.84
Forfeited	(12,402)	22.31	(17,400)	19.27	(26,513)	18.55
Expired	(2,267)	21.96	(3,686)	19.88	(6,211)	15.38

Outstanding at the end of the year	443,562	$20.15	438,502	$20.20	380,720	$18.29

Exercisable at December 31	323,384	$19.49	236,676	$18.37	290,894	$17.90

        Options available for grant at December 31, 2007 were 672,248.

        Other information regarding options outstanding and exercisable as of December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding	Average Remaining Term in Years	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
$10.00 to $11.99	6,536	3.0	$11.31	6,536	$11.31
12.00 to 13.99	43,346	3.2	12.79	43,346	12.79
14.00 to 15.49	12,766	4.3	14.68	12,766	14.68
15.50 to 16.99	30,287	4.1	15.97	30,287	15.97
17.00 to 18.49	20,868	9.9	18.01	694	17.47
18.50 to 21.49	171,330	7.2	21.16	152,399	21.13
21.50 to 22.99	138,751	8.6	22.90	72,456	22.90
23.00 to 24.49	19,678	9.0	23.26	4,900	23.19

	443,562	7.1	$20.15	323,384	$19.49

        Proceeds from stock option exercises from director and employee stock purchase plans totaled $222,000 in 2007, $1.8 million in 2006 and $1.5 million in 2005.

        As of December 31, 2007, 2006 and 2005, the aggregate intrinsic value of options outstanding was $350,000, $1,111,000 and $1,226,000, respectively. As of December 31, 2007, 2006 and 2005, the weighted average remaining term of options outstanding was 7.1 years, 8.2 years and 7.7 years, respectively. As of December 31, 2007, 2006 and 2005, the aggregate intrinsic value of options exercisable was $350,000, $1,007,000 and $1,007,000, respectively. As of December 31, 2007, 2006 and 2005, the weighted average remaining term of options exercisable was 6.4 years, 7.0 years and 7.3 years, respectively.

        The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holder had all option holders exercised their options on December 31, 2007. The aggregate intrinsic value of a stock option will change based on fluctuations in the market value of the Company's stock.

        Stock-Based Compensation Expense.    As stated in Note 1—Significant Accounting Policies, the Company adopted the provisions of SFAS 123R on January 1, 2006. SFAS 123R requires that stock-based compensation to employees be recognized as compensation cost in the consolidated statements of income based on their fair values on the measurement date, which, for the Company, is the date of grant. Included in the results for the years ended December 31, 2007 and 2006 were compensation costs relating to the adoption of Statement No. 123R of approximately $255,000 and $245,000,respectively, or $168,000 net of tax and $162,000 net of tax, respectively. Cash flows from financing activities for 2007 included $12,000 in cash inflows from excess tax benefits related to stock compensation. As of December 31, 2007, there was approximately $414,000 of total unrecognized compensation cost related to non-vested stock options under the plans.

        Valuation of Stock-Based Compensation.    The fair value of options granted during 2007, 2006 and 2005 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2007	2006	2005
Dividend yield	3.75%	3.06%	2.95%
Expected life	7 years	7 years	7 years
Expected volatility	16.91%	17.43%	17.83%
Risk-free interest rate	3.91%	4.61%	4.29%
Weighted average fair value of options granted	$2.76	$4.47	$4.32

        The expected volatility is based on historic volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company's history and expectation of dividend payouts.

        For year ended December 31, 2005, the Company accounted for the above stock option plans under the recognition and measurement principles of APB opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost is reflected in net income, as all existing options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        Pro Forma Net Income and Earnings Per Common Share.    The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" to stock-based compensation.

Year ended December 31, 2005
(In thousands)
Net income, as reported	$8,731
Deduct total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(580)

Pro forma net income	$8,151

Basic earnings per share:
As reported	$1.57
Pro forma	$1.47
Diluted earnings per share:
As reported	$1.55
Pro forma	$1.45

        Stock Repurchase Plan.    On July 17, 2007, the Company announced that it has increased the number of shares remaining for repurchase under its stock repurchase plan, originally effective January 1, 2003, and extended May 20, 2004, to 150,000 shares. During 2007, the Company repurchased 35,000 shares of common stock. At December 31, 2007, the maximum number of shares that may yet be purchased under the plan is 115,000.

13.   Income Taxes

        The components of income tax expense were as follows:

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Current	$1,791	$2,718	$2,330
Deferred	(45)	121	397

	$1,746	$2,839	$2,727

        Reconciliation of the statutory federal income tax expense computed at 34% to the income tax expense included in the consolidated statements of income is as follows:

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Federal income tax at statutory rate	$3,133	$4,077	$3,896
Tax exempt interest	(729)	(584)	(442)
Interest disallowance	109	78	43
Bank owned life insurance	(227)	(165)	(130)
Tax credits	(600)	(600)	(600)
Incentive stock option expense	87	54	—
Other	(27)	(21)	(40)

	$1,746	$2,839	$2,727

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

        Net deferred tax assets consisted of the following components:

	December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$2,470	$2,497
Deferred compensation	530	504
Net operating loss carryovers	1,247	1,794
Net unrealized losses on available for sale securities	575	1,301
Non-qualified stock option expense	45	29
Deferred issuance costs	210	—
Other	40	10

Total deferred tax assets	5,118	6,135

Deferred tax liabilities:
Premises and equipment	(407)	(501)
Goodwill	(807)	(835)
Core deposit intangible	(337)	(427)
Mortgage servicing rights	(167)	(213)
Loans receivable	(62)	(145)
Prepaid expense and deferred loan costs	(436)	(397)
Other	—	(34)

Total deferred tax liabilities	(2,216)	(2,552)

Net deferred tax assets	$2,902	$3,583

        The Company has approximately $1.6 million of federal net operating loss carryovers from the acquisition of Madison, which will expire in 2024. The utilization of these losses is subject to annual limitation under Section 382 of the Internal Revenue Code. The Company has approximately $5.0 million of state net operating loss carryovers which will expire in 2024.

        In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007. The Company has evaluated its tax positions as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. Under the "more likely than not" threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of January 1, 2007, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company's policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the Commonwealth of Pennsylvania. The Company is no longer subject to examination by U.S. Federal taxing authorities for the years before January 1, 2004 and for all state income taxes through December 31, 2003.

14.   Transactions with Executive Officers and Directors

        The Bank has had banking transactions in the ordinary course of business with its executive officers and directors and their related interests on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 2007 and 2006, these persons were indebted to the Bank for loans totaling $7.9 million and $6.6 million, respectively. During 2007, $1.3 million of new loans were made and repayments totaled $20,000.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2007, that the Company and the Bank meet all minimum capital adequacy requirements to which they are subject.

        As of December 31, 2007, the most recent notification from the Bank's primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed its category.

        The Company's and the Bank's actual capital amounts and ratios are presented below:

	Actual			Minimum For Capital Adequacy Purposes				Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
	(Dollar amounts in thousands)
As of December 31, 2007:
Total Capital (to risk-weighted assets):
VIST Financial Corp.,	$91,520	11.12%	≥	$65,844	≥	8.00%		N/A		N/A
VIST Bank	85,258	10.51	≥	64,918	≥	8.00	≥	$81,148	≥	10.00%
Tier 1 capital (to risk-weighted assets):
VIST Financial Corp.,	84,256	10.24	≥	32,922	≥	4.00		N/A		N/A
VIST Bank	77,994	9.61	≥	32,459	≥	4.00	≥	48,689	≥	6.00
Tier 1 capital (to average assets):
VIST Financial Corp.,	84,256	7.99	≥	42,157	≥	4.00		N/A		N/A
VIST Bank	77,994	7.47	≥	41,763	≥	4.00	≥	52,204	≥	5.00
As of December 31, 2006:
Total Capital (to risk-weighted assets):
VIST Financial Corp.,	$88,699	11.11%	≥	$63,894	≥	8.00%		N/A		N/A
VIST Bank	79,711	10.13	≥	62,974	≥	8.00	≥	$78,717	≥	10.00%
Tier 1 capital (to risk-weighted assets):
VIST Financial Corp.,	81,088	10.15	≥	31,947	≥	4.00		N/A		N/A
VIST Bank	72,100	9.16	≥	31,487	≥	4.00	≥	47,230	≥	6.00
Tier 1 capital (to average assets):
VIST Financial Corp.,	81,088	8.24	≥	39,341	≥	4.00		N/A		N/A
VIST Bank	72,100	7.41	≥	38,916	≥	4.00	≥	48,645	≥	5.00

        Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. At December 31, 2007, the Bank had approximately $16.6 million available for payment of dividends to the Company. Loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis. At December 31, 2007 and 2006, respectively, the Bank had no secured loans outstanding to the Company.

        As of December 19, 2007, the Company had declared a $.20 per share cash dividend for shareholders of record on January 2, 2008, payable January 15, 2008. As of December 20, 2006 the Company had declared a $.18 per share cash dividend for shareholders of record on January 2, 2007 payable January 12, 2007

        In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

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

        A summary of the Bank's financial instrument commitments is as follows:

	December 31,
	2007	2006
	(In thousands)
Commitments to extend credit:
Loan origination commitments	$79,886	$82,123
Unused home equity lines of credit	52,030	53,949
Unused business lines of credit	167,136	143,627

	$299,052	$279,699

Standby letters of credit	$18,135	$18,862

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

        Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2007 and 2006 for guarantees under standby letters of credit issued is not material.

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

        Under the swap, the Company pays interest at a variable rate equal to six month LIBOR plus 5.25%, adjusted semiannually (9.85% at December 31, 2007), and the Company receives a fixed rate equal to the interest that the Company is obligated to pay on the related trust preferred securities (10 7/8%). The interest rate swap is designated a fair value hedge as defined in SFAS No. 133. Both the interest rate swap and the related debt are recorded on the balance sheet at fair value through adjustments to other expense.

        The estimated fair value of the interest rate swap agreement represents the amount the Company would have expected to receive to terminate such contract. At December 31, 2007 and 2006, the estimated fair value of the interest rate swap agreement was $82,000 and $185,000, respectively, and was offset by an increase in the fair value of the related trust preferred security. The swap agreement exposes the Company to market and credit risk if the counterparty fails to perform. Credit risk is equal to the extent of a fair value gain on the swap. The Company manages this risk by entering into the transaction with high quality counterparties.

        During the years ended December 31, 2007, 2006 and 2005, the Company recognized amounts received or receivable under the agreement of $4,000, $27,000 and $113,000, which were recorded as a reduction of interest expense on the trust preferred securities.

        Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by other interest rate swaps. In June, 2003 the Company purchased a six month LIBOR cap to create protection against rising interest rates for the above mentioned $5 million interest rate swap. The initial premium related to this interest rate cap was $102,000. At December 31, 2007 and 2006, the carrying and market values were approximately $3,000 and $15,000, respectively.

17.   Fair Value of Financial Instruments

        Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amount the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year ends and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

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

        The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at December 31, 2007 and 2006:

Cash and cash equivalents:

        The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

Securities:

        Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The FHLB restricted stock included in Investment Securities is carried at cost.

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

  Fair Value Measurements (SFAS No. 157)

        Liabilities, at fair value, consist of the following:

December 31, 2007
(In thousands)
Junior subordinated debt	$20,232

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

        As noted above, the Company adopted SFAS No. 157, which requires among other things, enhanced disclosures about assets and liabilities carried at fair value. SFAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by SFAS No. 157 hierarchy are as follows:

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

Level
III:   Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

        The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2007 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2007
	Level I	Level II	Level III	Total
	(In thousands)
Assets:
Securities available for sale	$—	$192,043	$—	$192,043
Interest Rate Swap	—	82	—	82
Liabilities:
Junior subordinated debt	$—	$20,232	$—	$20,232

Fair Value Measurements (SFAS No. 159)

        The Company elected to early adopt SFAS No. 159 as of January 1, 2007. Early adoption was elected to accommodate balance sheet strategies to facilitate the Company's regulatory capital, liquidity management and interest rate risk management. The Company adopted the fair value option for its junior subordinated debt that had been carried at approximately $20.2 million at December 31, 2006. Effective January 1, 2007, junior subordinated debt was accounted for at their then fair value. This resulted in a one-time cumulative after-tax charge of $409,000 ($619,000 pre-tax) to opening retained earnings as of January 1, 2007. As a result of the change in fair value of the junior subordinated debt, included in other non-interest income for the first nine months of 2007 is a pre-tax loss of approximately $67,000.

        The following table presents information about the eligible financial liabilities for which the Company elected the fair value measurement option and for which a transition adjustment was recorded to retained earnings as of January 1, 2007:

	January 1, 2007 (Carrying value prior to adoption)	Cumulative-effect adjustment to January 1, 2007 retained earnings-loss	January 1, 2007 fair value (Carrying value after adoption)
	(In thousands)
Liabilities:
Junior subordinated debt	$20,150	$185	$20,335

Total Liabilities	$20,150	$185	$20,335

Pre-tax cumulative effect of adoption of SFAS No. 159		$185
Unamortized deferred issuance costs		$434
Income tax benefit		(210)

Cumulative effect of adoption of SFAS No. 159		$409

        The estimated fair values of the Company's financial instruments as of December 31, 2007 and 2006 were as follows:

	2007 Carrying Amount	2007 Estimated Fair Value	2006 Carrying Amount	2006 Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents and federal funds sold	$25,789	$25,789	$21,835	$21,835
Mortgage loans held for sale	3,165	3,165	5,582	5,582
Securities available for sale	192,043	192,043	164,180	164,180
Securities held to maturity	3,078	3,100	3,117	3,250
Loans, net	813,734	830,357	757,172	768,190
Mortgage servicing rights	491	491	626	626
Accrued interest receivable	4,845	4,845	4,698	4,698
Interest rate cap	3	3	15	15
Interest rate swap	82	82	185	185
Financial Liabilities:
Deposits	712,645	713,206	702,839	702,736
Securities sold under agreements to repurchase	110,881	110,881	90,987	90,987
Federal funds purchased	118,210	118,210	82,105	82,105
Long-term debt	45,000	45,157	19,500	19,212
Junior subordinated debt	20,232	20,232	20,150	20,271
Accrued interest payable	3,197	3,197	3,195	3,195
Off-balance Sheet Financial Instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

18.   Segment and Related Information

        The Company's insurance operations, investment operations and mortgage banking operations are managed separately from the traditional banking and related financial services that the Company also offers. The mortgage banking operation offers residential lending products and generates revenue primarily through gains recognized on loan sales. The VIST Insurance operation provides coverage for commercial, individual, surety bond, and group and personal benefit plans. The VIST Capital operation provides services for individual financial planning, retirement and estate planning, investments, corporate and small business pension and retirement planning.

        Segment information for 2007, 2006 and 2005 is as follows (in thousands):

	Banking and Financial Services	Mortgage Banking	Brokerage and Investment Services	Insurance	Total
2007
Net interest income and other income from external customers	$35,924	$2,806	$987	$11,371	$51,088
Income (loss) before income taxes	6,413	645	(23)	2,181	9,216
Total assets	1,045,800	60,648	1,198	17,305	1,124,951
Purchases of premises and equipment	1,200	39	16	237	1,492
2006
Net interest income and other income from external customers	$36,675	$4,458	$788	$11,393	$53,314
Income (loss) before income taxes	8,822	1,001	(158)	2,327	11,992
Total assets	967,040	53,758	1,226	19,608	1,041,632
Purchases of premises and equipment	758	10	6	60	834
2005
Net interest income and other income from external customers	$34,919	$6,580	$1,005	$11,695	$54,199
Income (loss) before income taxes	7,543	1,984	(109)	2,040	11,458
Total assets	889,568	55,690	1,438	19,056	965,752
Purchases of premises and equipment	720	25	5	328	1,078

        Income (loss) before income taxes, as presented above, does not reflect referral and management fees of approximately $694,000, $1,362,000 and $149,000 that the mortgage banking operation, insurance operation and the brokerage and investment operation, respectively, paid to the Company during 2007. For 2006, referral and management fees of approximately $891,000, $1,220,000 and $140,000 were paid by the mortgage banking operation, insurance operation and the brokerage and investment operation, respectively. For 2005, referral and management fees of approximately $580,000, $1,577,000 and $110,000 were paid by the mortgage banking operation, insurance operation and the brokerage and investment operation, respectively.

19.   Legal Proceedings

        The Company is party to legal actions that are routine and incidental to its business. In management's opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on the financial statements of the Company.

20.   VIST Financial Corp. (Parent Company Only) Financial Information

BALANCE SHEET

	December 31,
	2007	2006
	(In thousands)
ASSETS
Cash and short-term investments	$331	$2,752
Investment in bank subsidiary	106,331	98,476
Investment in non-bank subsidiary	14,634	13,656
Securities available for sale	3,881	4,852
Advance to non-bank subsidiary	—	2,045
Premises and equipment and other assets	4,072	2,693

Total assets	$129,249	$124,474

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	2,425	2,194
Junior subordinated debt, at fair value as of December 31, 2007	20,232	20,150
Shareholders' equity	106,592	102,130

Total liabilities and shareholders' equity	$129,249	$124,474

STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Dividends from subsidiaries	$4,372	$3,912	$3,532
Other income	9,377	8,771	7,705
Interest expense on junior subordinated debt	(1,898)	(1,852)	(1,547)
Other expense	(7,568)	(6,648)	(6,849)

Income before equity in undistributed net income of subsidiaries and income taxes	4,283	4,183	2,841
Income tax expense (benefit)	50	138	(255)
Net equity in undistributed net income of subsidiaries	3,237	5,108	5,635

Net income	$7,470	$9,153	$8,731

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Cash Flows From Operating Activities
Net Income	$7,470	$9,153	$8,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	283	273	179
Equity in excess of undistributed earnings of subsidiaries	(3,237)	(5,108)	(5,635)
Directors' stock compensation	222	171	161
Gain on sale of available for sale securities	(55)	(262)	(182)
Increase other liabilities	313	825	241
Decrease (increase) in other assets	1,215	286	(202)
Other, net	4,388	5,985	2,546

Net Cash Provided by Operating Activities	10,599	11,323	5,839

Cash Flow From Investing Activities
Purchase of available for sale investment securities	(350)	(1,267)	(1,500)
Sales and principal repayments, maturities and calls of available for sale securities	882	2,680	1,073
Purchase of premises and equipment	(337)	(391)	(257)
Investment in bank subsidiary	(7,855)	(7,072)	(2,754)
Investment in non-bank subsidiary	(978)	(139)	(551)

Net Cash Used In Investing Activities	(8,638)	(6,189)	(3,989)

Cash Flow From Financing Activities
Proceeds from the exercise of stock options and stock purchase plans	222	1,810	1,494
Purchase of treasury stock	(660)	(1,118)	(348)
Reissuance of treasury stock	320	281	300
Cash dividends paid	(4,264)	(3,800)	(3,428)

Net Cash Used In Financing Activities	(4,382)	(2,827)	(1,982)

Increase (decrease) in cash and cash equivalents	(2,421)	2,307	(132)
Cash:
Begnning	2,752	445	577

Ending	$331	$2,752	$445

21.   Quarterly Data (Unaudited)

	Year Ended December 31, 2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$17,350	$17,357	$17,111	$16,586
Interest expense	8,821	8,903	8,655	8,456

Net interest income	8,529	8,454	8,456	8,130
Provision for loan losses	400	300	148	150

Net interest income after provision for loan losses	8,129	8,154	8,308	7,980
Other income	4,735	5,116	5,154	4,838
Net realized gains (losses) on sale of securities	84	85	—	(2,493)
Other expense	10,436	10,034	10,206	10,198

Income before income taxes	2,512	3,321	3,256	127
Income taxes	480	786	754	(274)

Net income	$2,032	$2,535	$2,502	$401

Earnings per common share:
Basic earnings per share	$0.36	$0.45	$0.44	$0.07

Diluted earnings per share	$0.35	$0.45	$0.44	$0.07

	Year Ended December 31, 2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$16,499	$15,821	$15,012	$14,285
Interest expense	8,387	7,795	6,968	6,371

Net interest income	8,112	8,026	8,044	7,914
Provision for loan losses	359	300	225	200

Net interest income after provision for loan losses	7,753	7,726	7,819	7,714
Other income	4,948	5,406	5,176	5,173
Net realized gains on sale of securities	241	65	105	104
Other expense	9,971	9,755	10,477	10,035

Income before income taxes	2,971	3,442	2,623	2,956
Income taxes	695	854	608	682

Net income	$2,276	$2,588	$2,015	$2,274

Earnings per common share:
Basic earnings per share	$0.40	$0.46	$0.36	$0.41

Diluted earnings per share	$0.40	$0.46	$0.35	$0.41

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2007. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer conclude that the Company's disclosure controls and procedures are effective as of such date.

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, the Company's management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        There have been no material changes in the Company's internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by Beard Miller Company LLP, an independent registered public accounting firm, as stated in its report which is included herein.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. An adequate system of internal control over financial reporting encompasses the processes and procedures that have been established by management to:

  •
  Maintain records that, in reasonable detail, accurately reflect the company's transactions

  •
  Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of the financial statement and footnote disclosures in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the directors of the Corporation

  •
  Provide reasonable assurance regarding the prevention of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control- Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2007. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

        The Board of Directors of VIST Financial Corp., through its Audit Committee, provides oversight to managements' conduct of the financial reporting process. The Audit Committee, which is composed entirely of independent directors, is also responsible to recommend the appointment of independent public accountants. The Audit Committee also meets with management, the internal audit staff, and the independent public accountants throughout the year to provide assurance as to the adequacy of the financial reporting process and to monitor the overall scope of the work performed by the internal audit staff and the independent public accountants.

        The consolidated financial statements of VIST Financial Corp. have been audited by Beard Miller Company LLP, an independent registered public accounting firm, who was engaged to express an opinion as to the fairness of presentation of such financial statements. In connection therewith, Beard Miller Company LLP is required to form an opinion on the effectiveness of VIST Financial Corp.'s internal control over financial reporting. Its opinion on the fairness of the financial statement presentation, and its opinion on internal control over financial reporting are included herein.

/s/ ROBERT D. DAVIS Robert D. Davis President and Chief Executive Officer	/s/ EDWARD C. BARRETT Edward C. Barrett Executive Vice President and Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
VIST Financial Corp.
Wyomissing, Pennsylvania

        We have audited VIST Financial Corp.'s (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, VIST Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, shareholders' equity and cash flows of VIST Financial Corp. and subsidiaries, and our report dated March 5, 2008 expressed an unqualified opinion.

/s/  BEARD MILLER COMPANY LLP

Beard Miller Company LLP
Reading, Pennsylvania
March 5, 2008

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information under the captions "MATTER NO. 1—Election of Directors,""Director Information;" "Corporate Governance;" "Board of Directors and Committee Meetings;" and "Other Director and Officer Information" included in the Registrant's Proxy Statement for the Annual meeting of Shareholders to be held on April 22, 2008 is incorporated herein by reference.

Item 11.    Executive Compensation

        The information under the captions "Director Compensation;" "Compensation Discussion and Analysis," "Executive Compensation;" and "Other Director and Officer information" included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2008 is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The information under the captions "Beneficial Ownership by Directors and Executive Officers" and "Additional Information" included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2008 is incorporated herein by reference.

        The following table provides certain information regarding securities issued or issuable under the Company's equity compensation plans as of December 31, 2007.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	443,562	$20.1467	672,248
Equity compensation plans not approved by security holders	—	N/A	—

Total	443,562	$20.1467	672,248

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information relating to certain relationships and related transactions is incorporated herein by reference to the information disclosed under the captions "Corporate Governance" and "Other Director and Officer Information" included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2008 is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information relating to principal accounting fees and services is incorporated herein by reference to the information under the caption "Audit and Other Fees" included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2008.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

  (a)
  1.  Financial Statements.

        Consolidated financial statements are included under Item 8 of Part II of this Form 10-K.

  (a)
  2.  Financial Statement Schedules.

        Financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

  (b)
  Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of VIST Financial Corp. (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on March 6, 2008).
3.2	Bylaws of VIST Financial Corp. (incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K filed on March 6, 2008).
4.1
Form of Rights Agreement, dated as of September 19, 2001, between VIST Financial Corp., and American Stock Transfer & Trust Company as Rights Agent, as amended (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on March 6, 2008).
10.1
Employment Agreement, dated September 19, 2005, among VIST Financial Corp., VIST Bank, and Robert D. Davis (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K/A filed on September 22, 2005).*
10.2	Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).*
10.3	Deferred Compensation Plan for Directors (incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).*
10.4	VIST Financial Corp. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10-1 to Registrant's Registration Statement on Form S-8 No. 333-37452).*
10.5	1998 Employee Stock Incentive Plan (incorporated by reference to Exhibit 99-1 to Registrant's Registration Statement on Form S-8, No. 333-108130).*
10.6	1998 Independent Directors Stock Option Plan (incorporated by reference to Exhibit 99-1 to Registrant's Registration Statement on Form S-8 No. 333-108129).*
10.7
Employment Agreement, dated September 17, 1998, among VIST Financial Corp., VIST Insurance, LLC, and Charles J. Hopkins, as amended (incorporated herein by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).*
10.8
Change in Control Agreement, dated February 11, 2004, among VIST Financial Corp., VIST Bank, and Edward C. Barrett (incorporated by reference to Exhibit 10.9 of Registrant's Annual Report Form 10-K for the year ended December 31, 2003).*

10.9
Change in Control Agreement, dated February 11, 2004, among VIST Financial Corp., VIST Bank, and Jenette L. Eck. (incorporated by reference to Exhibit 10.10 of Registrant's Annual Report Form 10-K for the year ended December 31, 2005).*
10.11
Employment Agreement, dated as of April 16, 2004 among VIST Financial Corp., VIST Bank, and Vito A. DeLisi (incorporated by reference to Exhibit 10.10 of the Registrant's Registration Statement No. 333-116331 on Form S-4).*
10.12
Amendment to Employment Agreement dated as of December 23, 2005, among VIST Financial Corp., VIST Bank, and Vito A. DeLisi (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on December 28, 2005).*
10.13	Change in Control Agreement, dated January 3, 2007, among VIST Financial Corp., VIST Bank, and Christina S. McDonald.*
10.14	Change in Control Agreement, dated December 12, 2008, among VIST Financial Corp., VIST Bank, and Terry F. Favilla.*
10.15	VIST Financial Corp. 2007 Equity Incentive Plan (incorporated by reference to Exhibit A of the Registrant's definitive proxy statement, dated March 9, 2007).*
11	No statement setting forth the computation of per share earnings is included because such computation is reflected clearly in the financial statements set forth in response to Item 8 of this Report.
21	Subsidiaries of VIST Financial Corp.
23.1	Consent of Beard Miller Company LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

*
Denotes a management contract or compensatory plan or arrangement.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 7, 2008

VIST FINANCIAL CORP.
By:	/s/ ROBERT D. DAVIS Robert D. Davis President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT D. DAVIS Robert D. Davis	President and Chief Executive Officer, Director (Principal Executive Officer)	March 7, 2008
/s/ EDWARD C. BARRETT Edward C. Barrett	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2008
/s/ JAMES H. BURTON James H. Burton	Director	March 7, 2008
/s/ PATRICK J. CALLAHAN Patrick J. Callahan	Director	March 7, 2008
/s/ CHARLES J. HOPKINS Charles J. Hopkins	Director	March 7, 2008
/s/ PHILIP E. HUGHES, JR. Philip E. Hughes, Jr.	Director	March 7, 2008
/s/ ANDREW J. KUZNESKI III Andrew J. Kuzneski III	Director	March 7, 2008
/s/ M. DOMER LEIBENSPERGER M. Domer Leibensperger	Director	March 7, 2008
/s/ FRANK C. MILEWSKI Frank C. Milewski	Vice Chairman of the Board; Director	March 7, 2008

/s/ MICHAEL J. O'DONOGHUE Michael J. O'Donoghue	Director	March 7, 2008
/s/ HARRY J. O'NEILL III Harry J. O'Neill III	Director	March 7, 2008
/s/ KAREN A. RIGHTMIRE Karen A. Rightmire	Director	March 7, 2008
/s/ ALFRED J. WEBER Alfred J. Weber	Chairman of the Board; Director	March 7, 2008

QuickLinks

INDEX
PART I FORWARD LOOKING STATEMENTS
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 4A. Executive Officers of the Registrant
PART II
  Item 5. Market For Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
VIST Financial Corp.
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Interest Sensitivity Gap at December 31, 2007
Allocation of Allowance for Loan Losses (In thousands except percentage data)
Analysis of the Allowance for Loan Losses (in thousands except ratios)
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
VIST FINANCIAL CORP. CONSOLIDATED BALANCE SHEETS December 31, 2007 and 2006 (Dollar amounts in thousands, except per share data)
VIST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME Years Ended December 31, 2007, 2006 and 2005 (Amounts in thousands, except per share data)
VIST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Years Ended December 31, 2007, 2006 and 2005 (Dollar amounts in thousands, except share data)
VIST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued) Years Ended December 31, 2007, 2006 and 2005 (Dollar amounts in thousands, except share data)
VIST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2007, 2006 and 2005 (Dollar amounts in thousands)
VIST FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) Years ended December 31, 2007, 2006 and 2005 (Dollar amounts in thousands)
BALANCE SHEET
STATEMENTS OF INCOME
STATEMENTS OF CASH FLOWS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules
EXHIBIT INDEX
Signatures