Form 10-Q
period 2008-03-31
VIST FINANCIAL CORP
filed 2008-05-09
CIK 775662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 for the

Quarterly Period Ended March 31, 2008,

or

☐ Transition report pursuant to Section 13 or 15(d) Of the Exchange Act

for the Transition Period from                to               .

No. 0-14555

(Commission File Number)

VIST FINANCIAL CORP.

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☒             Non-accelerated filer ☐                  Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
as of May 9, 2008
COMMON STOCK ($5.00 Par Value)	5,760,406
(Title of Class)	(Outstanding Shares)

FORWARD LOOKING STATEMENTS

VIST Financial Corp. (the “Company”) may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits hereto and thereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

Part I — FINANCIAL INFORMATION

Item 1 — Financial Statements

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Cash and due from banks	$32,401	$25,473
Interest-bearing deposits in banks	383	316

Total cash and cash equivalents	32,784	25,789

Mortgage loans held for sale	3,677	3,165
Securities available for sale	195,710	192,043
Securities held to maturity, fair value 2008 - $3,079; 2007 - $3,100	3,072	3,078
Loans, net of allowance for loan losses 2008 - $7,181; 2007 - $7,264	820,884	813,734
Premises and equipment, net	6,889	6,892
Identifiable intangible assets	3,742	3,892
Goodwill	39,509	39,189
Bank owned life insurance	18,025	17,857
Other assets	18,531	19,312

Total assets	$1,142,823	$1,124,951

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$107,089	$109,718
Interest bearing	650,869	602,927

Total deposits	757,958	712,645

Securities sold under agreements to repurchase	114,539	110,881
Federal funds purchased	71,437	118,210
Long-term debt	60,000	45,000
Junior subordinated debt	20,035	20,232
Other liabilities	11,005	11,391

Total liabilities	1,034,974	1,018,359

Shareholders’ equity
Common stock, $5.00 par value; authorized 20,000,000 shares; issued:
5,760,406 shares at March 31, 2008 and 5,746,998 shares at December 31, 2007	28,802	28,735
Surplus	64,050	63,940
Retained earnings	17,459	17,039
Accumulated other comprehensive loss	(1,485)	(1,116)
Treasury stock; 68,354 shares at March 31, 2008 and 89,853 shares at December 31, 2007, at cost	(977)	(2,006)

Total shareholders’ equity	107,849	106,592

Total liabilities and shareholders’ equity	$1,142,823	$1,124,951

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31, 2008	March 31, 2007

Interest income:
Interest and fees on loans	$14,110	$14,494
Interest on securities:
Taxable	2,254	1,721
Tax-exempt	213	135
Dividend income	206	227
Other interest income	4	9

Total interest income	16,787	16,586

Interest expense:
Interest on deposits	5,503	5,799
Interest on short-term borrowings	721	1,077
Interest on securities sold under agreements to repurchase	954	941
Interest on long-term debt	599	156
Interest on junior subordinated debt	405	483

Total interest expense	8,182	8,456

Net Interest Income	8,605	8,130
Provision for loan losses	410	150

Net Interest Income after provision for loan losses	8,195	7,980

Other income:
Customer service fees	620	646
Mortgage banking activities	323	553
Commissions and fees from insurance sales	2,684	2,725
Brokerage and investment advisory commissions and fees	237	226
Earnings on investment in life insurance	168	167
Gain on sale of loans	23	10
Other Income	434	479
Net realized gains (losses) on sales of securities	141	(2,493)

Total other income	4,630	2,313

Other expense:
Salaries and employee benefits	5,730	5,607
Occupancy expense	1,129	1,101
Furniture and equipment expense	672	641
Marketing and advertising expense	657	307
Amortization of identifiable intangible assets	150	157
Professional services	535	344
Outside processing	820	779
Insurance expense	271	154
Other expense	1,123	1,076

Total other expense	11,087	10,166

Income before income taxes	1,738	127
Income taxes	179	(274)

Net income	$1,559	$401

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31, 2008	March 31, 2007

EARNINGS PER SHARE DATA

Average shares outstanding	5,673,403	5,674,555	*
Basic earnings per share	$0.28	$0.07	*
Average shares outstanding for diluted earnings per share	5,688,193	5,712,440	*
Diluted earnings per share	$0.27	$0.07	*
Cash dividends declared per share	$0.20	$0.18	*

*  References to share amounts and per-share amounts were restated to reflect the 5% stock dividend distributed to shareholders on June 15, 2007.

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2008 and 2007

(Dollar amounts in thousands, except per share data)

	Common Stock				Accumulated
	Number of				Other
	Shares			Retained	Comprehensive	Treasury
	Issued	Par Value	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2007	5,746,998	$28,735	$63,940	$17,039	$(1,116)	$(2,006)	$106,592

Comprehensive income:
Net income	—	—	—	1,559	—	—	1,559
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	139	—	139
Total comprehensive income							1,698

Additional consideration in connection with acquisitions (21,499 shares)	—	—	(138)	—	—	521	383
Common stock issued in connection with directors’ compensation	10,808	54	139	—	—	—	193
Common stock issued in connection with director and employee stock purchase plans	2,600	13	32	—	—	—	45
Compensation expense related to stock options	—	—	77	—	—	—	77
Cash dividends declared ($0.20 per share)	—	—	—	(1,139)	—	—	(1,139)
Balance, March 31, 2008	5,760,406	$28,802	$64,050	$17,459	$(977)	$(1,485)	$107,849

	Common Stock				Accumulated
	Number of				Other
	Shares			Retained	Comprehensive	Treasury
	Issued	Par Value	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2006	5,454,589	$27,273	$58,733	$20,302	$(2,526)	$(1,652)	$102,130

Adjustment to opening balance, net of tax, for the adoption of SFAS No. 159	—	—	—	(531)	—	—	(531)

Adjusted opening balance, January 1, 2007	5,454,589	27,273	58,733	19,771	(2,526)	(1,652)	101,599

Comprehensive income:
Net income	—	—	—	401	—	—	401
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	1,597	—	1,597
Total comprehensive income							1,998

Additional consideration in connection with acquisitions (13,381 shares)	—	—	15	—	—	305	320
Common stock issued in connection with directors’ compensation	9,002	45	170	—	—	—	215
Common stock issued in connection with director and employee stock purchase plans	3,739	19	37	—	—	—	56
Tax benefits from employee stock transactions	—	—	8	—	—	—	8
Compensation expense related to stock options	—	—	65	—	—	—	65
Cash dividends declared ($0.18 per share)	—	—	—	(1,028)	—	—	(1,028)
Balance, March 31, 2007	5,467,330	$27,337	$59,028	$19,144	$(929)	$(1,347)	$103,233

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Cash Flows From Operating Activities
Net income	$1,559	$401
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	410	150
Provision for depreciation and amortization of premises and equipment	386	397
Amortization of identifiable intangible assets	150	157
Deferred income taxes	7	302
Director stock compensation	193	215
Net amortization of securities premiums and discounts	11	56
Decrease in mortgage servicing rights	55	24
Net realized losses (gains) on sales of foreclosed real estate	93	(7)
Net realized (gains) losses on sales of securities	(141)	2,493
Proceeds from sales of loans held for sale	11,649	31,054
Net gains on sale of loans	(308)	(464)
Loans originated for sale	(11,853)	(31,680)
Increase in investment in life insurance	(168)	(166)
Compensation expense related to stock options	77	65
Net change in fair value of liabilities	(197)	11
Decrease (Increase) in accrued interest receivable and other assets	270	(2,113)
(Decrease) in accrued interest payable and other liabilities	(254)	(12,516)

Net Cash Provided by (Used In) Operating Activities	1,939	(11,621)

Cash Flow From Investing Activities
Investment securities:
Purchases - available for sale	(21,480)	(72,240)
Principal repayments, maturities and calls - available for sale	9,670	9,279
Principal repayments, maturities and calls - held to maturity	6	12
Proceeds from sales - available for sale	8,963	63,469
Net increase in loans receivable	(7,959)	(4,342)
Proceeds from sale of loans	399	149
Net (increase) decrease in Federal Home Loan Bank Stock	(480)	522
Net (increase) decrease in foreclosed real estate	(174)	274
Purchases of premises and equipment	(386)	(494)
Disposals of premises and equipment	3	184
Net Cash Used In Investing Activities	(11,438)	(3,187)

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollar amounts in thousands)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Cash Flow From Financing Activities
Net increase in deposits	45,313	31,508
Net decrease in federal funds purchased	(46,773)	(12,545)
Net increase in securities sold under agreements to repurchase	3,657	5,233
Proceeds from long-term debt	15,000	—
Repayments of long-term debt	—	(2,000)
Proceeds from the exercise of stock options and stock purchase plans	45	56
Tax benefits from employee stock transactions	—	8
Reissuance of treasury stock	383	320
Cash dividends paid	(1,131)	(1,023)
Net Cash Provided By Financing Activities	16,494	21,557

Increase in cash and cash equivalents	6,995	6,749
Cash and Cash Equivalents:
January 1	25,789	21,835
March 31	$32,784	$28,584

Cash Payments For:
Interest	$8,343	$8,642
Taxes	$—	$200

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  All significant inter-company accounts and transactions have been eliminated.  In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included.  Certain prior period amounts have been reclassified to conform to the current presentation.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.  For purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, and interest bearing deposits in other banks.  For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Earnings per common share for the respective periods indicated have been computed based upon the following:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(Dollar amounts in thousands)

Net income available to shareholders	$1,559	$401

Average shares outstanding	5,673,403	5,674,555	*
Effect of dilutive stock options	14,790	37,885	*

Average number of shares used to calculate diluted earnings per share	5,688,193	5,712,440	*

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

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(Dollar amounts in thousands)

Unrealized holding gains (losses) on available for sale securities	$351	$(74)
Reclassification adjustment for (gains) losses realized in income	(141)	2,493
Net unrealized gains	210	2,419
Income tax effect	(71)	(822)

Other comprehensive income	$139	$1,597

4.                                       Guarantees

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $16.6 million and $18.1 million of financial and performance standby letters of credit as of March 31, 2008 and December 31, 2007, respectively.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next 24 months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of March 31, 2008 and December 31, 2007 for guarantees under standby letters of credit is not material.

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

	Banking and Financial Services	Mortgage Banking	Insurance Services	Investment Services	Total
	(Dollar amounts in thousands)
Three months ended March 31, 2008
Net interest income and other income from external sources	$9,449	$838	$2,689	$259	$13,235
Income (loss) before income taxes	1,084	299	370	(15)	1,738

Three months ended March 31, 2007
Net interest income and other income from external sources	$6,744	$741	$2,713	$245	$10,443
Income (loss) before income taxes	(399)	172	363	(9)	127

6.                                       Stock Incentive Plans

The Company has an Employee Stock Incentive Plan (ESIP) that covers all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors.  The total number of shares of common stock that may be issued pursuant to the ESIP is 486,781.  The option price for options issued under the ESIP must be at least equal to 100% of the fair market value of the common stock on the date of grant and shall not be less than the stock’s par value.  Options granted under the ESIP have various vesting periods ranging from immediate up to 5 years, 20% exercisable not less than one year after the date of grant, but no later than ten years after the date of grant in accordance with the vesting.  Vested options expire on the earlier of ten years after the date of grant, three months from the participant’s termination of employment or one year from the date of the participant’s death or disability. As of March 31, 2008, a total of 148,069 shares have been issued under the ESIP.  The ESIP will expire on November 10, 2008.

The Company has an Independent Directors Stock Option Plan (IDSOP).  The total number of shares of common stock that may be issued pursuant to the IDSOP is 121,695.  The IDSOP covers all directors of the Company who are not employees and former directors who continue to be employed by the Company.  The option price for options issued under the IDSOP will be equal to the fair market value of the Company’s common stock on the date of grant. Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Company or the cessation of the participant’s employment, or twelve months from the date of the participant’s death or disability.  As of March 31, 2008, a total of 21,160 shares have been issued under the IDSOP. The IDSOP will expire on November 10, 2008.

On April 17, 2007, shareholders approved the VIST Financial Corp. 2007 Equity Incentive Plan (EIP).  The total number of shares which may be granted under the EIP is equal to 12.5% of the outstanding shares of the Company’s common stock on the date of approval of the EIP and is subject to automatic annual increases by an amount equal to 12.5% of any increase in the number of the Company’s outstanding shares of common stock during the preceding year or such lesser number as determined by the Company’s board of directors.  The total number of shares of common stock that may be issued pursuant to the EIP is 676,572.  The EIPcovers all employees and non-employee directors of the Company and its subsidiaries.  Incentive stock options, nonqualified stock options and restricted stock grants are authorized for issuance under the EIP.  The exercise price for stock options granted under the EIPmust equal the fair market value of the Company’s common stock on the date of grant.  Vesting of awards under the EIPis determined by the Human Resources Committee of the board of directors, but must be at least one year.  The committee may also subject an award to one or more performance criteria.  Stock options and restricted stock awards generally expire upon termination of employment.  In certain instances after an optionee terminates employment or service, the Committee may extend the exercise period for a vested nonqualified stock option up to the remaining term of the option.  A vested incentive stock option must be exercised within three months following termination of employment if such termination is for reasons other than cause.  Performance goals generally cannot be accelerated or waived except in the event of a change in control or upon death, disability or retirement.  As of March 31, 2008, no shares have been issued under the EIP.  The EIP will expire on April 17, 2017.

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

The revised Statement requires entities to disclose information about the nature of the share-based payment transaction and the effects of those transactions on the financial statements.  Statement No. 123 (R) is effective for fiscal periods beginning after June 15, 2005.  All public companies must use either the modified prospective or the modified retrospective transition method.  Effective January 1, 2006, the Company has adopted the modified prospective method.  Using the modified prospective method, the Company’s total stock-based compensation expense for the three months ended March 31, 2008 and 2007 was approximately $77,000 and $89,000, respectively.  Total stock-based compensation expense, net of related tax effects, was approximately $51,000 and $59,000 for the three months ended March 31, 2008 and 2007, respectively.  Any additional impact that the adoption of this statement will have on our results of operations will be determined by share-based payments granted in future periods.  Cash flows from financing activities included in cash inflows from excess tax benefits related to stock compensation were approximately $0 and $8,000 for the three months ended March 31, 2008 and 2007, respectively.  Total unrecognized compensation cost related to non-vested stock options at March 31, 2008 and 2007 were approximately $521,000 and $595,000, respectively.

Stock option transactions under the Plans for the three months ended March 31, 2008 were as follows:

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Term
	Options	Price	Value	(in years)
Outstanding at the beginning of the year	443,562	$20.15
Granted	108,500	17.19
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding as of March 31, 2008	552,062	$19.57	$283,561	7.4
Exercisable as of March 31, 2008	326,881	$19.53	$283,561	6.2

The fair value of options granted for the three month period ended March 31, 2008 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Three Months Ended
March 31,
2008

Dividend yield	4.32%
Expected life	7 years
Expected volatility	17.24%
Risk-free interest rate	3.22%
Weighted average fair value of options granted	$1.91

7.                                       Debt and Borrowings

Total debt decreased by $28.3 million, or 38.5% annualized, to $266.0 million at March 31, 2008 from $294.3 million at December 31, 2007.  The decrease in total debt and borrowings was primarily due to an increase in organic growth in total deposits of $45.4 to $758.0 million at March 31, 2008 from $712.6 million at December 31, 2007.

8.                                       Investment in Limited Partnership

On December 29, 2003, the Bank entered into a limited partner subscription agreement with Midland Corporate Tax Credit XVI Limited Partnership, where the Bank will receive special tax credits and other tax benefits. The Bank subscribed to a 6.2% interest in the partnership, which is subject to an adjustment depending on the final size of the partnership at a purchase price of $5 million. This investment is included in other assets and is not guaranteed.  It is accounted for in accordance with Statement of Position (SOP) 78-9, “Accounting for Investments in Real Estate Ventures,” using the equity method. This agreement was accompanied by a payment of $1.7 million.  The associated non-interest bearing promissory note payable included in other liabilities was zero at March 31, 2008.  Installments were paid as requested.

9.                                       Recently Issued Accounting Standards

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

In April 2007, the FASB directed the FASB Staff to issue FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances.  FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted.  The implementation of FSP FIN 39-1did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In December 2007, the FASB issued FASB statement No. 141 (R) “Business Combinations.  This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance is effective for fiscal years beginning after December 15, 2008.  This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

In December 2007, the FASB issued FASB statement No. 160 “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”.  This Statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance is effective for fiscal years beginning after December 15, 2008.  The Company does not expect FASB statement No. 160 will have a material impact on its consolidated financial position, results of operations or cash flows.

Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings” expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles.  To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.”  Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment.  The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment.  The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The implementation of SAB 109 did not have a material impact on the Company’s consolidated financial position or results of operations.

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series.  Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007.  SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  SAB 110 is effective January 1, 2008.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.”  This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction.  The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria.  The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161).  Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

10.                                 Fair Value Measurements and Fair Value of Financial Instruments

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.  The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs).  Valuation techniques should be consistently applied.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

The three levels defined by SFAS No. 157 hierarchy are as follows:

Level 1:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level 2:

Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level 3:

Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

A description of the valuation methodologies used for assets measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Loans Held for Sale — The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted price exists, the fair value of a loan is determined based on expected proceeds based on sales contracts and commitments.

Impaired Loans — Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value.  Fair value is measured based on the value of the collateral securing these loans and is classified at a level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.  Impaired loans are reviewed and evaluated on a monthly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Investment Securities Available for Sale — Securities classified as available for sale are reported at fair value utilizing Level 1 and Level 2 inputs.  For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.

Interest Rate Swap Agreements — Interest rate swap agreements are measured by alternative pricing sources with reasonable levels of price transparency in markets that are not active.  Based on the complex nature of interest rate swap agreements, the markets these instruments trade in are not as efficient and are less liquid than that of the more mature Level 1 markets.  These markets do however have comparable, observable inputs in which an alternative pricing source values these assets in order to arrive at a fair market value.  These characteristics classify interest rate swap agreements as Level 2 as presented in SFAS No. 157.

Junior Subordinated Debt — The Company records selected liabilities at fair value, with unrealized gains and losses reflected in the consolidated statement of income.  The degree of judgment utilized in measuring the fair value of these liabilities generally correlates to the level of pricing observability.  Pricing observability is impacted by a number of factors, including the type of liability, whether the liability has an established market and the characteristics specific to the transaction.  Liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value.  Conversely, liabilities rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment utilized in measuring fair value.  Junior Subordinated Debt is reported at fair value utilizing Level 2 inputs.  For these debt instruments, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include market spreads, cash flows, trade execution data and credit information, among other things.

The following table presents the assets and liabilities measured on a recurring basis reported on the consolidated statements of financial condition at their fair value by level within the fair value hierarchy.

	As of March 31, 2008
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)

Assets:
Loans held for sale	$3,677	$—	$—	$3,677
Impaired Loans	—	—	5,690	5,690
Securities available for sale	$9,738	$185,972	$—	$195,710
Interest Rate Swap	—	(115)	—	(115)

Liabilities:
Junior subordinated debt	$—	$20,035	$—	$20,035

Impaired loans totaled $5.7 million at March 31, 2008, compared to $6.6 million at December 31, 2007.  The Company sold or reclassified $2.8 million in impaired assets and added $2.4 million in impaired assets during the first quarter of 2008.

As a result of the change in fair value of the junior subordinated debt, included in other non-interest income for the first three months of 2008 is a pre-tax gain of approximately $197,000.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, that is, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Assets and liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2008.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Note 1 to the Company’s consolidated financial statements (included in Item 8 of the Form 10-K for the year ended December 31, 2007) lists significant accounting policies used in the development and presentation of its financial statements.  This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

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

Results of Operations

OVERVIEW

Net income for the Company for the quarter ended March 31, 2008 was $1.56 million, an increase of 288.8%, as compared to $401,000 thousand for the same period in 2007.  Basic and diluted earnings per share for the first quarter of 2008 were $.28 and $.27, respectively, compared to basic and diluted earnings per share of $.07 and $.07, respectively, for the same period of 2007.  Earnings per share amounts reflect a 5% stock dividend distributed to shareholders on June 15, 2007.  The increase in net income for the first quarter of 2008 resulted primarily from the sale of $64.1 million in available for sale securities in the first quarter of 2007, resulting in a loss of $2.4 million (pre-tax) for the three months ended March 31, 2007.  Included in the operating results for the first quarter of 2008 were pretax re-branding costs of approximately $422,000 associated with the Company’s name change to VIST Financial Corp.

The following are the key ratios for the Company as of:

	Three Months Ended
	March 31,	March 31,
	2008	2007

Return on average assets	0.55%	0.16%
Return on average shareholders’ equity	5.79%	1.58%
Dividend payout ratio	74.07%	271.43%
Average shareholders’ equity to average assets	9.57%	9.87%

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

Net interest income before the provision for loan losses for the three months ended March 31, 2008 was $8.6 million, an increase of $0.5 million, or 5.8%, compared to the $8.1 million reported for the same period in 2007.  The net interest margin decreased to 3.51% for the first quarter of 2008 from 3.62% for the same period in 2007.

The following summarizes net interest margin information:

	Three months ended March 31,
	2008			2007
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands, except percentages)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$656,344	$11,317	6.82	$595,506	$11,441	7.68
Mortgage	46,522	756	6.50	44,281	710	6.42
Consumer	126,922	2,228	7.06	132,533	2,492	7.63
Other	—	—	—	—	—	—
Investments (2)	197,504	2,853	5.78	166,124	2,197	5.29
Other short-term investments	519	4	2.86	792	9	4.47

Total interest-earning assets	$1,027,811	$17,158	6.60	$939,236	$16,849	7.18

Interest-Bearing Liabilities:
Transaction accounts	$316,145	$1,879	2.39	$297,578	$2,119	2.89
Certificates of deposit	316,774	3,624	4.60	315,228	3,680	4.74
Securities sold under agreement to repurchase	111,150	954	3.39	91,288	941	4.12
Short-term borrowings	84,317	721	3.38	80,420	1,077	5.36
Long-term borrowings	59,396	599	3.99	18,200	156	3.42
Junior subordinated debt	20,230	405	8.06	20,150	483	9.73

Total interest-bearing liabilities	908,012	8,182	3.62	822,864	8,456	4.17

Noninterest-bearing deposits	103,299	—		103,543	—

Total cost of funds	$1,011,311	8,182	3.25	$926,407	8,456	3.70

Net interest margin (fully taxable equivalent)		$8,976	3.51		$8,393	3.62

(1)          Loan fees have been included in the interest income totals presented.  Nonaccrual loans have been included in average loan balances.

(2)          Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

Average interest-earning assets for the three months ended March 31, 2008 were $1.03 billion, an $88.6 million, or 9.4%, increase over average interest-earning assets of $939.2 million for the same period in 2007.  The yield on average interest-earning assets decreased by 58 basis points to 6.60% for the first quarter of 2008, compared to 7.18% for the same period in 2007.

Average interest-bearing liabilities for the three months ended March 31, 2008 were $908.0 million, an $85.1 million, or 10.4%, increase over average interest-bearing liabilities of $822.9 million for the same period in 2007.  In addition, average noninterest-bearing deposits decreased to $103.3 million for the three months ended March 31, 2008, from $103.5 million for the same time period of 2007.  The interest rate on total interest-bearing liabilities decreased by 55 basis points to 3.62% for the three months ended March 31, 2008, compared to 4.17% for the same period in 2007.

For the three months ended March 31, 2008, net interest income before the provision for loan losses increased 5.8% to $8,605,000 compared to $8,130,000 for the same period in 2007.

For the three months ended March 31, 2008, total interest income increased 1.2% to $16.8 million compared to $16.6 million for the same period in 2007.  The increase in total interest income for the three months ended March 31, 2008 was primarily the result of an increase in average earning assets compared to the same period in 2007.  Average earning assets increased due mainly to an increase in average commercial loans outstanding.  Average commercial loans increased by $60.8 million, or 10.2% from March 31, 2007 to March 31, 2008.  Additionally, average total investment securities increased by $31.4 million or 18.9% from March 31, 2007 to March 31, 2008.  Earning asset yields on average outstanding loans decreased due mainly to a decrease in the targeted short-term interest rate, as established by the Federal Reserve Bank (“FRB”), which resulted in a decrease in the prime rate from 8.25% at March 31, 2007 to 5.25% at March 31, 2008.  Earning asset yields on investment securities increased from 5.3% at March 31, 2007 to 5.8% at March 31, 2008.  In March 2007, the Company restructured the investment portfolio by selling approximately $64.1 million of available for sale investment securities and reinvesting the proceeds into approximately $65.5 million of higher yielding available for sale investment securities.

For the three months ended March 31, 2008, total interest expense decreased 3.2% to $8.2 million compared to $8.5 million for the same period in 2007.  The decrease in total interest expense for the three months ended March 31, 2008 resulted primarily from a decrease in average rates paid on interest-bearing deposits, short term borrowings and securities sold under agreements to repurchase compared to the same period in 2007.  The average rate paid on interest-bearing liabilities decreased from 4.17% at March 31, 2007 to 3.62% at March 31, 2008.  Total cost of funds decreased from 3.70% in 2007 to 3.25% in 2008.  The decrease in interest-bearing deposit rates was the result of management’s disciplined approach to deposit pricing in response to the decrease in short-term interest rates.  Average interest bearing deposits increased $20.1 million or 3.3% from March 31, 2007 to March 31, 2008 due primarily to growth in core deposits.  The average rate paid on short term borrowings and securities sold under agreements to repurchase decreased from 4.77% at March 31, 2007 to 3.45% at March 31, 2008.  The decrease in short term borrowings and securities sold under agreements to repurchase rates was the result of decreases in targeted short term interest rates.  Average short term borrowings and securities sold under agreements to repurchase increased $23.8 million or 13.8% from March 31, 2007 to March 31, 2008 due primarily to the funding of growth in commercial loans and available for sale investment securities.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2008 was $410,000 compared to $150,000 for the same period of 2007.  Net charge-offs to average loans was 0.24% annualized for the three months ended March 31, 2008 compared to 0.17% for the year ended December 31, 2007.  The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio.  Management continues to evaluate and classify the credit quality of the loan portfolio utilizing a qualitative and quantitative internal loan review process and, based on the results of the analysis at March 31, 2008, management has determined that the current allowance for loan losses is adequate.  The ratio of the allowance for loan losses to loans outstanding at March 31, 2008 and December 31, 2007 was .87% and .88%, respectively.  Please see further discussion under the caption “Allowance for Loan Losses.”

Other Income

Total other income for the three months ended March 31, 2008 totaled $4.6 million, a increase of $2.3 million, or 100.2%, from other income of $2.3 million for the same period in 2007.

Net securities gains were $141,000 for the three months ended March 31, 2008 compared to net securities losses of $2.5 million for the same period in 2007.  Gains realized in the investment portfolio for 2008 are primarily due to the mandatory redemption of VISA Inc. common stock acquired as a result of VISA’s initial public offering.  For the three months ended March 31, 2007, approximately $2.5 million of net security losses were due primarily to the sale of $64.1 million in lower-yielding available for sale securities.

Customer service fees decreased 4.0% for the first quarter of 2008 as compared to the same period in 2007, to $620,000 from $646,000.  The decrease in customer service fees for the three months ended is primarily due to a decrease in commercial account analysis fees and non-sufficient funds transactions.

Income from mortgage banking activities decreased by $230,000, or 41.6%, from $553,000 for the first quarter of 2007 to $323,000 for the first quarter of 2008.  The decrease was primarily due to declining volume of loans sold into the secondary mortgage market.  The Company operates its mortgage banking activities through VIST Mortgage, a division of VIST Bank.

One of the Company’s primary sources of other income is commissions and other revenue generated primarily through sales of insurance products through VIST Insurance.  Revenues from insurance operations totaled $2.7 million for the first quarter of 2008 similar to the $2.7 million for the same period in 2007.  The decrease, which was less than $100,000, for the three months ended March 31, 2008 is mainly attributed to a decrease in contingency income on insurance products offered through VIST Insurance, a wholly owned subsidiary of the Company.

Brokerage and investment advisory commissions and fees increased 4.9% in the first quarter of 2008 compared to the same period of 2007, from $226,000 to $237,000.  The increase for the three months ended March 31, 2008 is due primarily to an increase in investment advisory service activity offered through VIST Capital Management, a wholly owned subsidiary of the Company.

For the three months ended March 31, 2008, earnings on investment in life insurance increased to $168,000 from $167,000, or 0.6%, for the same period in 2007.

For the three months ended March 31, 2008, other income including gain on sale of loans decreased to $457,000 from $489,000, or 6.5%, for the same period in 2007.  The decrease for the three months is due primarily to a decrease in service fee income and commissions from third party processors.

Other Expense

Total other expense for the three months ended March 31, 2008 equaled $11.1 million, an increase of $0.9 million, or 9.1%, over total other expense of $10.2 million for the same period in 2007.

Salaries and benefits rose slightly to $5.7 million for the three months ended March 31, 2008 from $5.6 million for the three months ended March 31, 2007.  Included in salaries and benefits for the three months ended March 31, 2008 and March 31, 2007 were pre tax stock-based compensation costs of $77,000 and $89,000, respectively. The overall increase in salaries and benefits for the comparative three month periods is primarily attributed to additional personnel added to the commercial loan and credit administration areas of the Bank reflecting the Company’s strategic commitment to maintaining credit quality while expanding its commercial presence in the Philadelphia suburban market. Also included in salaries and benefits are total commissions paid on both mortgage origination activity through VIST Mortgage and investment advisory activity through VIST Capital Management of $389,000 for the three months ended March 31, 2008 compared to $502,000 for the same period in 2007.  Included in salaries and benefits expense for the three months ended March 31, 2008 are severance costs of approximately $51,000 relating to the outsourcing of the Company’s internal audit function and staff reductions in the mortgage banking operation.  Full-time equivalent (FTE) employees decreased to 316 at March 31, 2008 from 325 at March 31, 2007.

Occupancy expense and furniture and equipment expense for the first quarter of 2008 increased 3.4% to $1.8 million at March 31, 2008 from $1.7 million at March 31, 2007.  The increase is due primarily to an increase in software maintenance expense.

Marketing and advertising expense for the first quarter of 2008 was $657,000 compared to $307,000 for the same period of 2007.  The 114.0% increase is primarily due to re-branding costs associated with the Company’s name change to VIST Financial Corp.

Professional services expense and other operating expense increased 16.7% to $1.7 million for the three month periods ended March 31, 2008 from $1.4 million for the three month period ended March 31, 2007.  The increase for the three months ended March 31, 2008 is due primarily to increases in costs incurred for IT related special projects and legal fees associated with the Company’s name change to VIST Financial Corp.

For the three months ended March 31, 2008, outside processing expense increased to $820,000 from $779,000, or 5.3%, for the same period in 2007.  The increase is due primarily to costs incurred for training and education expenses, network fees, data-line charges and internet banking expenses.

For the three months ended March 31, 2008, insurance expense increased to $271,000 from $154,000, or 76.0%, for the same period in 2007.  The increase in insurance expense is due to higher FDIC deposit insurance premiums resulting from the implementation of the new FDIC risk-related premium assessment.

Income Taxes

Income tax expense for the three months ended March 31, 2008 was $179,000 compared to income tax benefit of ($274,000) for the three months ended March 31, 2007.  The effective income tax rate for the Company for the first three months ended March 31, 2008 was 10.3% compared to (215.8%) for the same period of 2007.  The effective income tax rate increased primarily due to the net loss in the first quarter of 2007 resulting from the sale of lower-yielding available for sale securities in connection with the balance sheet restructuring.  Included in income tax expense for the three months ended March 31, 2008 and 2007 is a federal tax benefit from a $5,000,000 investment in an affordable housing, corporate tax credit limited partnership.

Financial Condition

The total assets of the Company at March 31, 2008 were $1.14 billion, an increase of approximately $17.9 million, or 6.4% annualized, from $1.12 billion at December 31, 2007.

Mortgage Loans Held for Sale

Mortgage loans held for sale increased $512,000, or 64.7% annualized, to $3.7 million at March 31, 2008 from $3.2 million at December 31, 2007.  This increase is primarily related to an increase in loans originated for sale into the secondary residential real estate loan market through VIST Mortgage.

Securities Available for Sale

Investment securities available for sale increased $3.7 million, or 7.6% annualized, to $195.7 million at March 31, 2008 from $192.0 million at December 31, 2007.  Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity.  The increase in investment securities available for sale was due to the purchases of higher yielding mortgage-backed securities used as collateral for the Company’s public funds and structured borrowings.

Loans

Total loans, net of allowance for loan losses, increased to $820.9 million, or 3.5% annualized, at March 31, 2008 from $813.7 million at December 31, 2007.

The components of loans were as follows:

	March 31,	December 31,
	2008	2007
	(Dollar amounts in thousands)
Residential real estate	$230,381	$232,064
Commercial	157,071	156,396
Commercial, secured by real estate	382,830	374,346
Consumer	5,107	5,690
Home equity lines of credit	53,520	53,405

Loans	828,909	821,901

Net deferred loan fees	(844)	(903)
Allowance for loan losses	(7,181)	(7,264)

Loans, net of allowance for loan losses	$820,884	$813,734

Loans secured by real estate (not including home equity lending products) increased $6.8 million, or 4.5% annualized, to $613.2 million at March 31, 2008 from $606.4 million at December 31, 2007.  This increase is primarily due to an increase in originations of commercial loans secured by real estate.

Commercial loans increased to $539.9 million at March 31, 2008 from $530.7 million at December 31, 2007, an increase of $9.2 million, or 6.9% annualized.  The increase is due primarily to an increase in commercial real estate loans.  This increase is also net of approximately $399,000 of SBA loans sold during the period.  The sale of these loans is in line with the Company’s asset/liability strategy to limit interest rate risk.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2008 was $7.2 million compared to $7.3 million at December 31, 2007.  Additions to the allowance are made from time to time based upon management’s assessment of credit quality factors existing at that time.  The Company performs a review of the credit quality of its loan portfolio on a monthly basis to determine the adequacy of the allowance for loan losses.  The allowance at March 31, 2008 was 0.87% of outstanding loans compared to 0.88% of outstanding loans at December 31, 2007.  The decrease in the allowance for loan losses at March 31, 2008 from December 31, 2007 is due primarily to increased charge-offs during the period and a reduction in classified loans.  For the three months ended March 31, 2008, net charge-offs to average loans was 0.24% annualized as compared to 0.17% for the three months ended December 31, 2007.

The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio.  Additions to the allowance are charged through the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.  Management regularly assesses the adequacy of the allowance by performing both quantitative and qualitative evaluations of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, the value of any underlying collateral, risk characteristics in the loan portfolio, local and national economic conditions, and other relevant factors.  Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.  Based upon the results of such reviews, management believes that the allowance for loan losses at March 31, 2008 was adequate to absorb credit losses inherent in the portfolio at that date.

The following table shows the activity in the Company’s allowance for loan losses:

	Three Months Ended
	March 31,
	2008	2007
	(Dollar amounts in thousands)

Balance of allowance for loan losses, beginning of period	$7,264	$7,611
Loans charged-off:
Commercial, financial and agricultural	(384)	(9)
Real estate — mortgage	(105)	(34)
Consumer	(13)	(60)
Total loans charged-off	(502)	(103)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	2	76
Real estate — mortgage	—	45
Consumer	7	13
Total recoveries	9	134
Net loans (charged-off) recoveries	(493)	31
Provision for loan losses	410	150
Balance, end of period	$7,181	$7,792

Net charge-offs to average loans (annualized)	0.24%	-0.02%
Allowance for loan losses to loans outstanding	0.87%	1.01%
Loans outstanding at end of period (net of unearned income)	$828,065	$769,007
Average balance of loans outstanding during the period	$827,730	$768,012

The following table summarizes the Company’s non-performing assets:

	March 31,	December 31,
	2008	2007
	(Dollar amounts in thousands)
Non-accrual loans:
Real estate	$4,437	$1,160
Consumer	50	259
Commercial, financial and agricultural	915	2,133
Total	5,402	3,552

Loans past due 90 days or more and still accruing:
Real estate	286	331
Consumer	2	408
Commercial, financial and agricultural	—	2,266
Total	288	3,005

Total non-performing loans	5,690	6,557

Other real estate owned	630	549

Total non-performing assets	$6,320	$7,106

Troubled debt restructurings	3,645	267

Non-performing loans to loans outstanding at end of period (net of unearned income)	0.69%	0.80%
Non-performing assets to loans outstanding at end of period (net of unearned income) plus OREO	0.76%	0.86%

Premises and Equipment

Components of premises and equipment were as follows:

	March 31,	December 31,
	2008	2007
	(Dollar amounts in thousands)

Land and land improvements	$263	$263
Buildings	873	865
Leasehold improvements	3,737	3,463
Furniture and equipment	10,955	10,879
	15,828	15,470

Less: accumulated depreciation	8,939	8,578

Premises and equipment, net	$6,889	$6,892

Deposits

Total deposits at March 31, 2008 were $758.0 million compared to $712.6 million at December 31, 2007, an increase of $45.3 million, or 25.4% annualized.

The components of deposits were as follows:

	March 31,	December 31,
	2008	2007
	(Dollar amounts in thousands)

Demand, non-interest bearing	$107,089	$109,718
Demand, interest bearing	231,816	221,071
Savings	82,401	88,151
Time, $100,000 and over	109,851	90,906
Time, other	226,801	202,799

Total deposits	$757,958	$712,645

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

Borrowings

Total debt decreased by $28.3 million, or 38.5% annualized, to $266.0 million at March 31, 2008 from $294.3 million at December 31, 2007.  The decrease in total debt and borrowings was primarily due to overnight federal funds which decreased to $71.4 million at March 31, 2008 from $118.2 million at December 31, 2007. The net decrease in borrowed funds was due primarily to deposits increasing to $758.0 million at March 31, 2008 from $712.6 million at December 31, 2007.  Securities sold under agreements to repurchase increased by $3.7 million, or 13.2% annualized, for the three months ended March 31, 2008.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	March 31,	December 31,
	2008	2007
	(Dollar amounts in thousands)
Loan origination committments	$78,790	$79,886
Unused lines of credit	217,336	219,166
Standby letters of credit	16,559	18,135

Capital

Total shareholders’ equity increased $1.3 million, or 4.7% annualized, to $107.8 million at March 31, 2008 from $106.6 million at December 31, 2007.  The increase is the net result of net income for the period of $1.6 million less dividends declared of $1.1 million, proceeds of $238,000 from the issuance of shares of common stock under the Company’s employee benefit and director compensation plans, net decrease in the unrealized loss on securities available for sale, net of tax, of $139,000, the reissuance of treasury stock of $383,000 primarily in connection with earn-outs of contingent consideration to principals from the acquisition of VIST Insurance and stock-based compensation costs of $77,000.

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

An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders’ equity less intangible assets (Tier 1 risk-based capital), to average quarterly assets less intangible assets.  The leverage ratio at March 31, 2008 was 7.79% compared to 7.99% at December 31, 2007.  This decrease is primarily the result of an increase in average total assets.  For the three months ended March 31, 2008, the capital ratios were above minimum regulatory guidelines.

As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy.  Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments.  For the Company, Tier 1 risk-based capital consists of common shareholders’ equity less intangible assets plus the junior subordinated debt, and Tier 2 risk-based capital includes the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets.  By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier 1 risk-based capital.  In addition, federal banking regulatory authorities have issued a final rule restricting the Company’s junior subordinated debt to 25% of Tier 1 risk-based capital.  Amounts of junior subordinated debt in excess of the 25% limit generally may be included in Tier 2 risk-based capital.  The final rule provides a five-year transition period, ending March 31, 2009.  At March 31, 2008, the entire amount of these securities was allowable to be included as Tier 1 risk-based capital for the Company.  For both periods, the capital ratios were above minimum regulatory guidelines.

The following table sets forth the Company’s risk-based capital amounts and ratios.

	March 31,	December 31,
	2008	2007
	(Dollar amounts in thousands)

Tier I
Common shareholders’ equity excluding unrealized gains (losses) on securities	$107,849	$106,592
Disallowed intangible assets	(42,936)	(42,793)
Junior subordinated debt	19,885	20,082
Tier II
Allowable portion of allowance for loan losses	7,181	7,264
Unrealized losses on available for sale equity securities	(21)	375

Total risk-based capital	$91,958	$91,520

Risk adjusted assets (including off-balance sheet exposures)	$832,597	$823,056

Leverage ratio	7.79%	7.99%
Tier I risk-based capital ratio	10.18%	10.24%
Total risk-based capital ratio	11.04%	11.12%

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

At March 31, 2008, the Company had a total of $266.0 million, or 23.3%, of total assets in borrowed funds.  These borrowings included $114.5 million of repurchase agreements, $71.4 million of federal funds purchased, $60 million of term borrowings with the Federal Home Loan Bank, and $20.0 million in junior subordinated debt.  The FHLB borrowings have final maturities ranging from November 2008 through January 2011 at interest rates ranging from 3.45% to 4.28%.  At March 31, 2008, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $206.0 million.  The Company remains slightly liability sensitive and will continue its strategy to originate adjustable rate commercial and installment loans and use investment security cash flows and non-interest bearing and core deposits and repurchase agreements to reduce the overnight borrowings to maintain a more neutral gap position.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company’s assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

Item 4 - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2008.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures are effective as of such date.

There have been no material changes in the Company’s internal control over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1                            Legal Proceedings — None

Item 1A                  Risk Factors

                                                            There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Please refer to that section for disclosures regarding the risks and uncertainties related to the company’s business.

Item 2                            Unregistered Sales of Equity Securities and Use of Proceeds

                                                            No shares of the Company’s common stock were repurchased by the Company during the three month period ended March 31, 2008.  The maximum number of shares that may yet be purchased under the current plan is 115,000 shares.

Item 3                            Defaults Upon Senior Securities — None

Item 4                            Submission of Matters to Vote of Security Holders — None

Item 5                            Other Information — None

Item 6                            Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of VIST Financial Corp. (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on March 6, 2008).

3.2	Bylaws of VIST Financial Corp. (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on March 6, 2008).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

                In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIST FINANCIAL CORP.
(Registrant)

Dated: May 9, 2008	By	/s/ Robert D. Davis

Robert D. Davis
President and Chief
Executive Officer

Dated: May 9, 2008	By	/s/ Edward C. Barrett

Edward C. Barrett
Executive Vice President and
Chief Financial Officer