Form 10-Q
period 2008-06-30
VIST FINANCIAL CORP
filed 2008-08-06
CIK 775662

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008,

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

Number of Shares Outstanding
as of August 5, 2008
COMMON STOCK ($5.00 Par Value)	5,762,380
(Title of Class)	(Outstanding Shares)

v

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

Part I — FINANCIAL INFORMATION

Item 1 — Financial Statements

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Cash and due from banks	$27,768	$25,473
Interest-bearing deposits in banks	341	316

Total cash and cash equivalents	28,109	25,789
Mortgage loans held for sale	827	3,165
Securities available for sale	208,262	192,043
Securities held to maturity, fair value 2008 - $2,864; 2007 - $3,100	3,068	3,078
Loans, net of allowance for loan losses 2008 - $7,862; 2007 - $7,264	859,797	813,734
Premises and equipment, net	6,768	6,892
Identifiable intangible assets	3,592	3,892
Goodwill	39,509	39,189
Bank owned life insurance	18,189	17,857
Other assets	20,977	19,312
Total assets	$1,189,098	$1,124,951

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$111,140	$109,718
Interest bearing	668,300	602,927

Total deposits	779,440	712,645
Securities sold under agreements to repurchase	130,615	110,881
Federal funds purchased	82,746	118,210
Long-term debt	60,000	45,000
Junior subordinated debt	20,159	20,232
Other liabilities	12,474	11,391
Total liabilities	1,085,434	1,018,359

Shareholders’ equity
Common stock, $5.00 par value; authorized 20,000,000 shares; issued: 5,762,380 shares at June 30, 2008 and 5,746,998 shares at December 31, 2007	28,812	28,735
Surplus	64,167	63,940
Retained earnings	17,789	17,039
Accumulated other comprehensive loss	(5,619)	(1,116)
Treasury stock; 68,354 shares at June 30, 2008 and 89,853 shares at December 31, 2007, at cost	(1,485)	(2,006)
Total shareholders’ equity	103,664	106,592

Total liabilities and shareholders’ equity	$1,189,098	$1,124,951

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Interest income:
Interest and fees on loans	$13,515	$14,829	$27,625	$29,323
Interest on securities:
Taxable	2,432	1,983	4,686	3,704
Tax-exempt	218	135	431	270
Dividend income	178	155	384	382
Other interest income	5	9	9	18
Total interest income	16,348	17,111	33,135	33,697

Interest expense:
Interest on deposits	5,014	6,211	10,517	12,010
Interest on short-term borrowings	429	837	1,150	1,914
Interest on securities sold under agreements to repurchase	895	998	1,849	1,939
Interest on long-term debt	604	143	1,203	299
Interest on junior subordinated debt	346	466	751	949
Total interest expense	7,288	8,655	15,470	17,111

Net Interest Income	9,060	8,456	17,665	16,586
Provision for loan losses	1,650	148	2,060	298
Net Interest Income after provision for loan losses	7,410	8,308	15,605	16,288

Other income:
Customer service fees	676	683	1,296	1,329
Mortgage banking activities	342	539	665	1,092
Commissions and fees from insurance sales	2,787	2,981	5,471	5,706
Brokerage and investment advisory commissions and fees	227	236	464	462
Earnings on investment in life insurance	164	159	332	326
Gain on sale of loans	24	81	47	91
Other Income	454	443	888	922
Net realized gains (losses) on sales of securities	61	—	202	(2,493)
Total other income	4,735	5,122	9,365	7,435

Other expense:
Salaries and employee benefits	5,398	5,422	11,128	11,029
Occupancy expense	1,069	1,046	2,198	2,147
Furniture and equipment expense	673	650	1,345	1,291
Marketing and advertising expense	479	466	1,136	773
Amortization of identifiable intangible assets	150	158	300	315
Professional services	543	409	1,078	753
Outside processing	812	827	1,632	1,606
Insurance expense	274	162	545	316
Other expense	1,115	1,034	2,238	2,110
Total other expense	10,513	10,174	21,600	20,340

Income before income taxes	1,632	3,256	3,370	3,383
Income taxes	164	754	343	480
Net income	$1,468	$2,502	$3,027	$2,903

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

EARNINGS PER SHARE DATA

Average shares outstanding	5,692,377	5,685,566	5,682,890	5,680,091
Basic earnings per share	$0.26	$0.44	$0.53	$0.51
Average shares outstanding for diluted earnings per share	5,705,042	5,712,368	5,696,650	5,711,683
Diluted earnings per share	$0.26	$0.44	$0.53	$0.51
Cash dividends declared per share	$0.20	$0.19	$0.40	$0.37

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2008 and 2007

(Dollar amounts in thousands, except per share data)

	Common Stock				Accumulated
	Number of				Other
	Shares			Retained	Comprehensive	Treasury
	Issued	Par Value	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2007	5,746,998	$28,735	$63,940	$17,039	$(1,116)	$(2,006)	$106,592

Comprehensive loss:
Net income	—	—	—	3,027	—	—	3,027
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(4,503)	—	(4,503)
Total comprehensive loss							(1,476)

Additional consideration in connection with acquisitions (21,499 shares)	—	—	(138)	—	—	521	383

Common stock issued in connection with directors’ compensation	10,808	54	139	—	—	—	193
Common stock issued in connection with director and employee stock purchase plans	4,574	23	54	—	—	—	77
Compensation expense related to stock options	—	—	172	—	—	—	172

Cash dividends declared ($0.40 per share)	—	—	—	(2,277)	—	—	(2,277)
Balance, June 30, 2008	5,762,380	$28,812	$64,167	$17,789	$(5,619)	$(1,485)	$103,664

	Common Stock				Accumulated
	Number of				Other
	Shares			Retained	Comprehensive	Treasury
	Issued	Par Value	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2006	5,454,589	$27,273	$58,733	$20,302	$(2,526)	$(1,652)	$102,130

Adjustment to opening balance, net of tax, for the adoption of SFAS No. 159	—	—	—	(409)	—	—	(409)

Adjusted opening balance, January 1, 2007	5,454,589	27,273	58,733	19,893	(2,526)	(1,652)	101,721

Comprehensive income:
Net income	—	—	—	2,903	—	—	2,903
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	(358)	—	(358)
Total comprehensive income							2,545

Additional consideration in connection with acquisitions (13,381 shares)	—	—	15	—	—	305	320

Common stock dividend (5%)	270,413	1,352	4,591	(5,943)	—	—	—

Common stock issued in connection with directors’ compensation	9,323	47	176	—	—	—	223
Common stock issued in connection with director and employee stock purchase plans	6,958	34	78	—	—	—	112
Tax benefits from employee stock transactions	—	—	12	—	—	—	12
Compensation expense related to stock options	—	—	121	—	—	—	121

Cash dividends declared ($0.37 per share)	—	—	—	(2,117)	—	—	(2,117)
Balance, June 30, 2007	5,741,283	$28,706	$63,726	$14,736	$(2,884)	$(1,347)	$102,937

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Six Months Ended
	June 30,	June 30,
	2008	2007
Cash Flows From Operating Activities
Net income	$3,027	$2,903
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,060	298
Provision for depreciation and amortization of premises and equipment	768	781
Amortization of identifiable intangible assets	300	315
Deferred income taxes	(363)	11
Director stock compensation	193	222
Net amortization of securities premiums and discounts	11	88
Amortization of mortgage servicing rights	—	14
Decrease in mortgage servicing rights	86	14
Net realized losses (gains) on sales of foreclosed real estate	92	(7)
Net realized (gains) losses on sales of securities	(202)	2,493
Proceeds from sales of loans held for sale	20,589	58,650
Net gains on sale of loans	(621)	(992)
Loans originated for sale	(17,630)	(58,032)
Increase in investment in life insurance	(332)	(326)
Compensation expense related to stock options	172	121
Net change in fair value of liabilities	(73)	(24)
Decrease in accrued interest receivable and other assets	5,195	900
Decrease in accrued interest payable and other liabilities	(3,043)	(12,780)
Net Cash Provided by (Used In) Operating Activities	10,229	(5,351)

Cash Flow From Investing Activities
Investment securities:
Purchases - available for sale	(59,036)	(87,640)
Principal repayments, maturities and calls - available for sale	19,439	13,191
Principal repayments, maturities and calls - held to maturity	10	—
Proceeds from sales - available for sale	17,738	62,993
Net increase in loans receivable	(48,863)	(20,595)
Proceeds from sale of loans	740	1,218
Net (increase) decrease in Federal Home Loan Bank Stock	(992)	1,140
Net (increase) decrease in foreclosed real estate	(173)	275
Purchases of premises and equipment	(654)	(779)
Disposals of premises and equipment	10	273
Net Cash Used In Investing Activities	(71,781)	(29,924)

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollar amounts in thousands)

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash Flow From Financing Activities
Net increase in deposits	66,795	65,461
Net decrease in federal funds purchased	(35,464)	(31,132)
Net increase in securities sold under agreements to repurchase	19,734	8,482
Proceeds from long-term debt	15,000	—
Repayments of long-term debt	—	(4,000)
Proceeds from the exercise of stock options and stock purchase plans	77	113
Tax benefits from employee stock transactions	—	12
Cash dividends paid	(2,270)	(2,052)
Net Cash Provided By Financing Activities	63,872	36,884

Increase in cash and cash equivalents	2,320	1,609
Cash and Cash Equivalents:
January 1	25,789	21,835
June 30	$28,109	$23,444

Cash Payments For:
Interest	$15,153	$16,886
Taxes	$400	$900

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

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

                                                The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.  For purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, and interest bearing deposits in other banks.  For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

                                                Earnings per common share for the respective periods indicated have been computed based upon the following:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Dollar amounts in thousands)

Net income available to shareholders	$1,468	$2,502	$3,027	$2,903

Average shares outstanding	5,692,377	5,685,566	5,682,890	5,680,091
Effect of dilutive stock options	12,665	26,802	13,760	31,592

Average number of shares used to calculate diluted earnings per share	5,705,042	5,712,368	5,696,650	5,711,683

3.                                       Comprehensive Income

                                                Accounting principles generally require that recognized revenue, expense, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive loss.  The components of other comprehensive loss and related tax effects were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Dollar amounts in thousands)

Unrealized holding losses on available for sale securities	$(6,972)	$(2,962)	$(6,621)	$(3,036)
Reclassification adjustment for losses (gains) realized in income	(61)	—	(202)	2,493
Net unrealized losses	(7,033)	(2,962)	(6,823)	(543)
Income tax effect	2,391	1,007	2,320	185
Other comprehensive loss	$(4,642)	$(1,955)	$(4,503)	$(358)

4.                                       Guarantees

                                                Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Company had $17.0 million and $18.1 million of financial and performance standby letters of credit as of June 30, 2008 and December 31, 2007, respectively.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

                                                The majority of these standby letters of credit expire within the next 24 months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of June 30, 2008 and December 31, 2007 for guarantees under standby letters of credit is not material.

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

	Banking and Financial Services	Mortgage Banking	Insurance Services	Investment Services	Total
	(Dollar amounts in thousands)
Three months ended June 30, 2008
Net interest income and other income from external sources	$9,849	$913	$2,785	$248	$13,795
Income (loss) before income taxes	697	506	433	(4)	1,632

Three months ended June 30, 2007
Net interest income and other income from external sources	$9,635	$712	$2,965	$266	$13,578
Income (loss) before income taxes	2,455	153	656	(8)	3,256

Six Months Ended June 30, 2008
Net interest income and other income from external sources	$19,298	$1,751	$5,474	$507	$27,030
Income (loss) before income taxes	1,781	805	803	(19)	3,370

Six Months Ended June 30, 2007
Net interest income and other income from external sources	$16,379	$1,453	$5,678	$511	$24,021
Income (loss) before income taxes	2,056	325	1,019	(17)	3,383

6.                                       Stock Incentive Plans

                                                The Company has an Employee Stock Incentive Plan (ESIP) that covers all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors. The total number of shares of common stock that may be issued pursuant to the ESIP is 486,781. The option price for options issued under the ESIP must be at least equal to 100% of the fair market value of the common stock on the date of grant and shall not be less than the stock’s par value. Options granted under the ESIP have various vesting periods ranging from immediate up to 5 years, 20% exercisable not less than one year after the date of grant, but no later than ten years after the date of grant in accordance with the vesting. Vested options expire on the earlier of ten years after the date of grant, three months from the participant’s termination of employment or one year from the date of the participant’s death or disability. As of June 30, 2008, a total of 148,069 shares have been issued under the ESIP. The ESIP will expire on November 10, 2008.

                                                The Company has an Independent Directors Stock Option Plan (IDSOP). The total number of shares of common stock that may be issued pursuant to the IDSOP is 121,695. The IDSOP covers all directors of the Company who are not employees and former directors who continue to be employed by the Company. The option price for options issued under the IDSOP will be equal to the fair market value of the Company’s common stock on the date of grant. Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Company or the cessation of the participant’s employment, or twelve months from the date of the participant’s death or disability. As of June 30, 2008, a total of 21,160 shares have been issued under the IDSOP. The IDSOP will expire on November 10, 2008.

                                                On April 17, 2007, shareholders approved the VIST Financial Corp. 2007 Equity Incentive Plan (EIP). The total number of shares which may be granted under the EIP is equal to 12.5% of the outstanding shares of the Company’s common stock on the date of approval of the EIP and is subject to automatic annual increases by an amount equal to 12.5% of any increase in the number of the Company’s outstanding shares of common stock during the preceding year or such lesser number as determined by the Company’s board of directors. The total number of shares of common stock that may be issued pursuant to the EIP is 676,572. The EIP covers all employees and non-employee directors of the Company and its subsidiaries. Incentive stock options, nonqualified stock options and restricted stock grants are authorized for issuance under the EIP. The exercise price for stock options granted under the EIP must equal the fair market value of the Company’s common stock on the date of grant. Vesting of awards under the EIP is determined by the Human Resources Committee of the board of directors, but must be at least one year. The committee may also subject an award to one or more performance criteria. Stock options and restricted stock awards generally expire upon termination of employment. In certain instances after an optionee terminates employment or service, the Committee may extend the exercise period for a vested nonqualified stock option up to the remaining term of the option. A vested incentive stock option may be exercised within three months following termination of employment if such termination is for reasons other than cause. Performance goals generally cannot be accelerated or waived except in the event of a change in control or upon death, disability or retirement. As of June 30, 2008, no shares have been issued under the EIP. The EIP will expire on April 17, 2017.

                                                In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (R), “Share-Based Payment.” Statement No. 123 (R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123 (R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to the employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement No. 123, as originally issued.

                                                Stock option transactions under the Plans for the six months ended June 30, 2008 were as follows:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Term (in years)
Outstanding at the beginning of the year	443,562	$20.15
Granted	126,556	17.29
Exercised	—	—
Expired	15,011	20.37
Forfeited	—	—
Outstanding as of June 30, 2008	555,107	$19.49	$77,596	7.5
Exercisable as of June 30, 2008	311,870	$19.49	$77,596	6.2

                                                As of June 30, 2008, the aggregate intrinsic value of options outstanding was $77,600, the weighted average remaining term of options with intrinsic value 6.2 years.

                                                The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holder had all option holders exercised their options on June 30, 2008. The aggregate intrinsic value of a stock option will change based on fluctuations in the market value of the Company’s stock.

                                                The Company adopted the provisions of SFAS 123R on January 1, 2006. SFAS 123R requires that stock-based compensation to employees be recognized as compensation cost in the consolidated statements of income based on their fair values on the measurement date, which, for the Company, is the date of grant. The Company’s total stock-based compensation expense for the six months ended June 30, 2008 and 2007 was approximately $172,000 and $121,000, respectively. Total stock-based compensation expense, net of related tax effects, was approximately $114,000 and $80,000 for the six months ended June 30, 2008 and 2007, respectively. Total stock-based compensation expense, net of related tax effects, was approximately $63,000 and $21,000 for the three months ended June 30, 2008 and 2007, respectively. Cash flows from financing activities included in cash inflows from excess tax benefits related to stock compensation were approximately $0 and $12,000 for the six months ended June 30, 2008 and 2007, respectively. Total unrecognized compensation cost related to non-vested stock options at June 30, 2008 and 2007 were approximately $480,000 and $524,000, respectively.

                                                The fair value of options granted for the six month period ended June 30, 2008 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended
	2008	2007

Dividend yield	4.35%	3.06%
Expected life	7 years	7 years
Expected volatility	17.15%	16.91%
Risk-free interest rate	3.19%	4.74%
Weighted average fair value of options granted	$1.89	$4.52

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

7.                                       Debt and Borrowings

                                                Total debt decreased by $803,000, or 0.5% annualized, to $293.5 million at June 30, 2008 from $294.3 million at December 31, 2007. The decrease in total debt and borrowings was primarily due to an increase in organic growth in total deposits of $66.8 to $779.4 million at June 30, 2008 from $712.6 million at December 31, 2007.

8.                                       Investment in Limited Partnership

                                                On December 29, 2003, the Bank entered into a limited partner subscription agreement with Midland Corporate Tax Credit XVI Limited Partnership, where the Bank will receive special tax credits and other tax benefits. The Bank subscribed to a 6.2% interest in the partnership, which is subject to an adjustment depending on the final size of the partnership at a purchase price of $5 million. This investment is included in other assets and is not guaranteed. It is accounted for in accordance with Statement of Position (SOP) 78-9, “Accounting for Investments in Real Estate Ventures,” using the equity method. This agreement was accompanied by a payment of $1.7 million. The associated non-interest bearing promissory note payable included in other liabilities was zero at June 30, 2008. Installments were paid as requested.

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

                                                In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

                                                In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” This Statement clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. Statement 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. Except for the required disclosures, earlier application is not permitted. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

                                                In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

                                                In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is not permitted. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

	As of June 30, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Loans held for sale		$827	$—	$827
Impaired Loans	—	—	9,798	9,798
Securities available for sale	9,385	198,877	—	208,262
Interest Rate Swap	—	9	—	9

Liabilities:
Junior subordinated debt	$—	$20,159	$—	$20,159

                                                Impaired loans totaled $9.8 million at June 30, 2008, compared to $6.6 million at December 31, 2007. The Company sold or reclassified $3.0 million in impaired assets and added $6.2 million in impaired assets during the first half of 2008.

                                                As a result of the change in fair value of the junior subordinated debt, included in other non-interest income for the first six months of 2008 is a pre-tax gain of approximately $73,000.

                                                Certain assets and liabilities are measured at fair value on a nonrecurring basis, that is, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2008.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

                                                Note 1 to the Company’s consolidated financial statements (included in Item 8 of the Form 10-K for the year ended December 31, 2007) lists significant accounting policies used in the development and presentation of its financial statements and there were no significant changes at June 30, 2008. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

                                                The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other than temporary impairment losses on available for sale securities, goodwill impairment, and the valuation of deferred tax assets. In estimating other-than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Results of Operations

OVERVIEW

Net income for the Company for the quarter ended June 30, 2008 was $1.47 million, a decrease of 41.3%, as compared to $2.50 million for the same period in 2007.  For the first six months of 2008, net income was $3.03 million, an increase of 4.3%, as compared to $2.90 million for the same period in 2007. Basic and diluted earnings per share for the second quarter of 2008 were $.26 compared to basic and diluted earnings per share of $.44 for the same period of 2007.  For the six months ended June 30, 2008, basic and diluted earnings per share were $.53 compared to basic and diluted earnings per share of $.51 for the same period of 2007.  The increase in net income for the six months ended June 30, 2008 resulted primarily from the sale of $64.1 million in available for sale securities in the first quarter of 2007, resulting in a loss of $2.5 million (pre-tax) for the same period of 2007.  Included in the operating results for the first six months of 2008 were pretax re-branding costs of approximately $595,000 associated with the Company’s name change to VIST Financial Corp. and additional expense charged to the provision for loan losses (see provision for loan loss allowance discussion).

The following are the key ratios for the Company as of:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Return on average assets	0.51%	0.95%	0.53%	0.56%
Return on average shareholders’ equity	5.46%	9.64%	5.63%	5.65%
Dividend payout ratio	76.92%	43.18%	75.47%	72.55%
Average shareholders’ equity to average assets	9.29%	9.90%	9.43%	9.88%

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

Net interest income before the provision for loan losses for the three months ended June 30, 2008 was $9.1 million, an increase of $0.6 million, or 7.1%, compared to the $8.5 million reported for the same period in 2007.  Net interest income before the provision for loan losses for the six months ended June 30, 2008 was $17.7 million, an increase of $1.1 million, or 6.5%, compared to the $16.6 million reported for the same period in 2007. The net interest margin decreased to 3.58% for the second quarter of 2008 from 3.70% for the same period in 2007. The net interest margin decreased to 3.55% for the first six months of 2008 from 3.66% for the same period in 2007.

The following summarizes net interest margin information:

	Three months ended June 30,
	2008			2007
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$674,994	$10,923	6.40	$607,783	$11,813	7.69
Mortgage	46,907	765	6.52	44,223	704	6.37
Consumer	127,208	2,029	6.42	128,174	2,492	7.80
Investments (2)	211,223	3,003	5.69	168,523	2,384	5.66
Other short-term investments	351	5	5.59	863	9	4.50
Total interest-earning assets	$1,060,683	$16,725	6.24	$949,566	$17,402	7.25

Interest-Bearing Liabilities:
Transaction accounts	$327,056	$1,453	1.79	$304,741	$2,202	2.90
Certificates of deposit	333,455	3,561	4.30	331,678	4,009	4.85
Securities sold under agreement to repurchase	123,911	895	2.86	95,190	998	4.15
Short-term borrowings	73,757	429	3.98	62,312	837	5.32
Long-term borrowings	60,000	604	3.98	16,335	143	3.48
Junior subordinated debt	20,037	346	6.94	20,330	466	9.17
Total interest-bearing liabilities	938,216	7,288	3.12	830,586	8,655	4.18
Noninterest-bearing deposits	106,735	—		108,296	—
Total cost of funds	$1,044,951	7,288	2.81	$938,882	8,655	3.70
Net interest margin (fully taxable equivalent)		$9,437	3.58		$8,747	3.70

(1)	Loan fees have been included in the interest income totals presented. Nonaccrual loans have been included in average loan balances.

(2)	Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

	Six Months Ended June 30,
	2008			2007
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$665,669	$22,239	6.61	$601,678	$23,253	7.69
Mortgage	46,715	1,521	6.51	44,252	1,414	6.39
Consumer	127,065	4,257	6.74	130,342	4,985	7.71
Investments (2)	204,363	5,857	5.73	167,330	4,580	5.48
Other short-term investments	435	9	3.96	828	18	4.49
Total interest-earning assets	$1,044,247	$33,883	6.42	$944,430	$34,250	7.21

Interest-Bearing Liabilities:
Transaction accounts	$321,601	$3,332	2.08	$301,180	$4,321	2.89
Certificates of deposit	325,115	7,185	4.44	323,499	7,689	4.79
Securities sold under agreement to repurchase	117,530	1,849	3.11	93,250	1,939	4.14
Short-term borrowings	79,037	1,150	2.88	71,316	1,914	5.41
Long-term borrowings	59,698	1,203	3.99	17,262	299	3.45
Junior subordinated debt	20,133	751	7.50	20,243	949	9.45
Total interest-bearing liabilities	923,114	15,470	3.37	826,750	17,111	4.17
Noninterest-bearing deposits	105,017	—		105,932	—
Total cost of funds	$1,028,131	15,470	3.03	$932,682	17,111	3.70
Net interest margin (fully taxable equivalent)		$18,413	3.55		$17,139	3.66

Average interest-earning assets for the three months ended June 30, 2008 were $1.06 billion, a $111.1 million, or 11.7%, increase over average interest-earning assets of $949.6 million for the same period in 2007.  Average interest-earning assets for the six months ended June 30, 2008 were $1.04 billion, a $99.8 million, or 10.6%, increase over average interest-earning assets of $944.4 million for the same period in 2007. The yield on average interest-earning assets decreased by 101 basis points to 6.24% for the second quarter of 2008, compared to 7.25% for the same period in 2007. The yield on average interest-earning assets decreased by 79 basis points to 6.42% for the first six months of 2008, compared to 7.21% for the same period in 2007.

Average interest-bearing liabilities for the three months ended June 30, 2008 were $938.2 million, a $107.6 million, or 13.0%, increase over average interest-bearing liabilities of $830.6 million for the same period in 2007. Average interest-bearing liabilities for the six months ended June 30, 2008 were $923.1 million, a $96.3 million, or 11.7%, increase over average interest-bearing liabilities of $826.8 million for the same period in 2007.  In addition, average noninterest-bearing deposits decreased to $106.7 million for the three months ended June 30, 2008, from $108.3 million for the same time period of 2007.  Average noninterest-bearing deposits decreased to $105.0 million for the six months ended June 30, 2008, from $105.9 million for the same time period of 2007. The average interest rate on total non interest-bearing and interest-bearing liabilities decreased by 89 basis points to 2.81% for the three months ended June 30, 2008, compared to 3.70% for the same period in 2007. The average interest rate paid on total interest-bearing liabilities increased by 67 basis points to 3.03% for the six months ended June 30, 2008, compared to 3.70% for the same period in 2007.

For the three months ended June 30, 2008, net interest income before the provision for loan losses increased 7.1% to $9,060,000 compared to $8,456,000 for the same period in 2007. For the six months ended June 30, 2008, net interest income before the provision for loan losses increased 6.5% to $17,665,000 compared to $16,586,000 for the same period in 2007.

For the six months ended June 30, 2008, total interest income decreased 1.7% to $33.1 million compared to $33.7 million for the same period in 2007. The decrease in total interest income for the six months ended June 30, 2008 was primarily the result of a decrease in earning asset yields compared to the same period in 2007.  Average earning assets increased due mainly to an increase in average commercial loans outstanding and available for sale investment securities.

Average commercial loans increased by $64.0 million, or 10.6% from June 30, 2007 to June 30, 2008.  Additionally, average total investment securities increased by $36.6 million or 21.8% from June 30, 2007 to June 30, 2008.  Earning asset yields on average outstanding loans decreased due mainly to a decrease in the targeted short-term interest rate, as established by the Federal Reserve Bank (“FRB”), which resulted in a decrease in the prime rate from 8.25% at June 30, 2007 to 5.00% at June 30, 2008.  Earning asset yields on investment securities increased from 5.5% at June 30, 2007 to 5.7% at June 30, 2008.  In March 2007, the Company restructured the investment portfolio by selling approximately $64.1 million of available for sale investment securities and reinvesting the proceeds into higher yielding available for sale investment securities.

For the six months ended June 30, 2008, total interest expense decreased 9.6% to $15.5 million compared to $17.1 million for the same period in 2007.  The decrease in total interest expense for the six months ended June 30, 2008 resulted primarily from a decrease in average rates paid on interest-bearing deposits, short term borrowings and securities sold under agreements to repurchase compared to the same period in 2007.  The average rate paid on interest-bearing liabilities decreased from 4.17% at June 30, 2007 to 3.37% at June 30, 2008.  Total cost of funds decreased from 3.70% in 2007 to 3.03% in 2008.  The decrease in interest-bearing deposit rates was the result of management’s disciplined approach to deposit pricing in response to the decrease in short-term interest rates.  Average interest bearing deposits increased $22.0 million or 3.5% from June 30, 2007 to June 30, 2008 due primarily to growth in core deposits.  The average rate paid on short term borrowings and securities sold under agreements to repurchase decreased from 4.72% at June 30, 2007 to 3.07% at June 30, 2008.  The decrease in short term borrowings and securities sold under agreements to repurchase rates was the result of decreases in targeted short term interest rates.  Average short term borrowings and securities sold under agreements to repurchase increased $32.0 million or 19.4% from June 30, 2007 to June 30, 2008 due primarily to the funding of growth in commercial loans and available for sale investment securities.

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2008 was $1,650,000 compared to $148,000 for the same period of 2007. The provision for loan losses for the six months ended June 30, 2008 was $2,060,000 compared to $298,000 for the same period of 2007.  The increase in the provision is due primarily to an increase in outstanding loans and the result of management’s evaluation and classification of the credit quality of the loan portfolio utilizing a qualitative and quantitative internal loan review process, including provisions for specific loans. At June 30, 2008, total non-performing loans were $9,798,000 or 1.1% of total loans compared to $6,557,000 or 0.8% of total loans at December 31, 2007. The $3,241,000 increase in non-performing loans was due primarily to two commercial real estate loans totaling approximately $2,295,000.  Net charge-offs to average loans was 0.35% annualized for the six months ended June 30, 2008 compared to 0.17% for the year ended December 31, 2007.  The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio.  The ratio of the allowance for loan losses to loans outstanding at June 30, 2008 and December 31, 2007 was .91% and .88%, respectively.  Please see further discussion under the caption “Allowance for Loan Losses.”

Other Income

Total other income for the three months ended June 30, 2008 totaled $4.7 million, a decrease of $400,000, or 7.6%, from other income of $5.1 million for the same period in 2007.  Total other income for the six months ended June 30, 2008 totaled $9.4 million, an increase of $1.9 million, or 26.0%, from other income of $7.4 million for the same period in 2007.

Customer service fees decreased 1.0% for the second quarter of 2008 as compared to the same period in 2007, to $676,000 from $683,000.  Customer service fees decreased 2.5% for the six months ended June 30, 2008 as compared to the same period in 2007, to $1.30 million from $1.33 million.  The decrease in customer service fees for the comparative three and six month periods is primarily due to a decrease in commercial account analysis fees and non-sufficient funds transactions.

One of the Company’s primary sources of other revenue is commissions and other revenue generated primarily through sales of insurance products through VIST Insurance.  Revenues from insurance operations totaled $2.8 million for the second quarter of 2008 a 6.5% decrease from the $3.0 million for the same period in 2007. Revenues from insurance operations totaled $5.5 million for the six months ended June 30, 2008 a 4.1% decrease from the $5.7 million for the same period in 2007. The decreases in revenues from insurance operations of $194,000 and $235,000, respectively, for the comparative three and six month periods is mainly attributed to a decrease in contingency income on insurance products offered through VIST Insurance, a wholly owned subsidiary of the Company.

Revenue from mortgage banking activities decreased by $197,000, or 36.5%, from $539,000 for the second quarter of 2007 to $342,000 for the second quarter of 2008.  Revenue from mortgage banking activities decreased by $427,000, or 39.1%, from $1.1 million for the six months ended June 30, 2007 to $665,000 for the six months ended June 30, 2008.  The decrease in revenue from mortgage banking activities for the comparative three and six month periods is primarily due to a decline in the volume of loans sold into the secondary mortgage market.  The Company operates its mortgage banking activities through VIST Mortgage, a division of VIST Bank.

Revenue from brokerage and investment advisory commissions and fees decreased 3.8% in the second quarter of 2008 compared to the same period of 2007, from $236,000 to $227,000.  Revenue from brokerage and investment advisory commissions and fees increased slightly from $462,000 to $464,000, or 0.4%, for the six months ended June 30, 2008 compared to the same period of 2007.  The decrease in revenue from brokerage and investment advisory commissions and fees for the comparative three month period is due primarily to a decrease in investment advisory service activity offered through VIST Capital Management, a wholly owned subsidiary of the Company.

For the three months ended June 30, 2008, earnings on investment in life insurance increased to $164,000 from $159,000, or 3.1%, for the same period in 2007. For the six months ended June 30, 2008, earnings on investment in life insurance increased to $332,000 from $326,000, or 1.8%, for the same period in 2007. The increase in earnings on investment in life insurance for the comparative three and six month periods is due primarily to increased earnings credited on the Company’s bank owned life insurance (“BOLI”).

Net securities gains were $61,000 for the three months ended June 30, 2008. There were no net securities gains or losses for the same period in 2007.  Net securities gains were $202,000 for the six months ended June 30, 2008 compared to net securities losses of $2.5 million for the same period in 2007.  Gains realized in the investment portfolio for 2008 are primarily due to general investment portfolio management and the mandatory redemption of the Company’s VISA Inc. common stock as a result of VISA’s initial public offering.  For the six months ended June 30, 2007, approximately $2.5 million of net security losses were due primarily to the sale of $64.1 million in lower-yielding available for sale securities.

For the three months ended June 30, 2008, other income including gain on sale of loans decreased to $478,000 from $524,000, or 8.8%, for the same period in 2007.  For the six months ended June 30, 2008, other income including gain on sale of loans decreased to $935,000 from $1.0 million, or 7.7%, for the same period in 2007.  The decrease in other income including gain on sale of loans for the comparative three and six month periods is due primarily to a declining volume of SBA loans sold.

Other Expense

Total other expense for the three months ended June 30, 2008 equaled $10.5 million, an increase of $300,000, or 3.3%, over total other expense of $10.2 million for the same period in 2007.  Total other expense for the six months ended June 30, 2008 equaled $21.6 million, an increase of $1.3 million, or 6.2%, over total other expense of $20.3 million for the same period in 2007.

Salaries and benefits expense for the second quarter of 2008 was $5.4 million compared to $5.4 million for the same period in 2007.  Salaries and benefits expense for the six months ended June 30, 2008 rose slightly to $11.1 million compared to $11.0 million for the same period in 2007.  Included in salaries and benefits expense for the three months ended June 30, 2008 and June 30, 2007 were pre tax stock-based compensation costs of $95,000 and $32,000, respectively.  Included in salaries and benefits expense for the six months ended June 30, 2008 and June 30, 2007 were pre tax stock-based compensation costs of $172,000 and $121,000, respectively.  Included in salaries and benefits expense are total commissions paid on mortgage origination activity through VIST Mortgage, investment advisory activity through VIST Capital Management and insurance activity through VIST Insurance, LLC of $900,000 for the six months ended June 30, 2008 compared to $915,000 for the same period in 2007.  Included in salaries and benefits expense for the six months ended June 30, 2008 are severance costs of approximately $51,000 relating to the outsourcing of the Company’s internal audit function and staff reductions in the mortgage banking operation.  Full-time equivalent (FTE) employees decreased to 304 at June 30, 2008 from 321 at June 30, 2007.

Occupancy expense and furniture and equipment expense for the second quarter of 2008 increased 2.7% to $1.74 million compared to $1.70 million for the same period in 2007.  Occupancy expense and furniture and equipment expense for the six months ended June 30, 2008 increased 3.1% to $3.5 million compared to $3.4 million for the same period in

2007.  The increase in occupancy expense and furniture and equipment expense for the comparative three and six month periods is due primarily to an increase in equipment depreciation expense and software maintenance expense.

Marketing and advertising expense for the second quarter of 2008 increased 2.8% to $479,000 compared to $466,000 for the same period in 2007.  Marketing and advertising expense for the six months ended June 30, 2008 increased 47.0% to $1.1 million compared to $773,000 for the same period of 2007.  The increase in marketing and advertising expense for the comparative three and six month periods is due primarily to re-branding costs associated with the Company’s name change to VIST Financial Corp.

Professional services expense for the second quarter of 2008 increased 32.8% to $543,000 compared to $409,000 for the same period in 2007.  Professional services expense for the six months ended June 30, 2008 increased 43.2% to $1.1 million compared to $753,000 for same period in 2007.  The increase in professional services expense for the comparative three and six month periods is due primarily to increases in legal fees associated with the Company’s name change to VIST Financial Corp and other general Company business.

Outside processing expense for the second quarter of 2008 decreased 1.8% to $812,000 compared to $827,000 for the same period in 2007.  Outside processing expense for the six months ended June 30, 2008 remained constant at $1.6 million compared to the same period in 2007.  Outside processing expense consists mainly of costs for training and education, network fees, data-line charges and internet banking expenses.

Insurance expense for the second quarter of 2008 increased 69.1% to $274,000 compared to $162,000 for the same period in 2007.  Insurance expense for the six months ended June 30, 2008 increased 72.5% to $545,000 compared to $316,000 for the same period in 2007.  The increase in insurance expense for the comparative three and six month periods is due to higher FDIC deposit insurance premiums resulting from the implementation of the new FDIC risk-related premium assessment.

Other expense for the second quarter of 2008 increased 7.8% to $1.1 million compared to $1.0 million for the same period in 2007.  Other expense for the six months ended June 30, 2008 increased 6.1% to $2.2 million compared to $2.1 million for the same period in 2007.  The increase in other expense for the comparative three and six month periods is due primarily to other real estate expenses.

Income Taxes

Income tax expense for the second quarter of 2008 was $164,000 compared with $754,000 for the same period of 2007.  Income tax expense for the six months ended June 30, 2008 was $343,000 compared to $480,000 for the same period of 2007.  The effective income tax rate for the Company for the three months ended June 30, 2008 was 10.0% compared to 23.2% for the same period of 2007.  The effective income tax rate for the Company for the six months ended June 30, 2008 was 10.2% compared to 14.2% for the same period of 2007.  The decrease in the effective income tax rate for the comparative three and six month periods is due primarily to tax exempt income increasing as a result of an increase in municipal investments and tax free loans compounded with taxable income decreasing.  Included in income tax expense for the comparative three and six month periods ended June 30, 2008 and 2007 is a federal tax benefit from a $5,000,000 investment in an affordable housing, corporate tax credit limited partnership.

Financial Condition

The total assets of the Company at June 30, 2008 were $1.19 billion, an increase of approximately $64.1 million, or 11.4% annualized, from $1.12 billion at December 31, 2007.

Mortgage Loans Held for Sale

Mortgage loans held for sale decreased $2.3 million, or 147.7% annualized, to $0.8 million at June 30, 2008 from $3.2 million at December 31, 2007.  This decrease is primarily related to a decrease in loans originated for sale into the secondary residential real estate loan market through VIST Mortgage.

Securities Available for Sale

Investment securities available for sale increased $16.2 million, or 16.9% annualized, to $208.3 million at June 30, 2008 from $192.0 million at December 31, 2007.  Included in securities available for sale at June 30, 2008 was a $15.0 million leveraged transaction utilizing quality mortgage-backed securities as collateral for borrowings classified as securities sold under agreements to repurchase.  The leveraged transaction will generate a net interest spread of approximately 323 basis points or $484,000 in net interest income annually over the next two years.  Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity. Accumulated Other Comprehensive loss increased by $4.5 million from December 31, 2007 to June 30, 2008. This increase of the unrealized losses on the Company’s investment portfolio was primarily caused by interest rate increases in the period.

The amortized cost and estimated fair value of securities available for sale were as follows at June 30, 2008 and December 31, 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available For Sale

June 30, 2008:
Obligations of U.S. Government agencies and corporations	$5,577	$—	$(232)	$5,345
Mortgage-backed debt securities	157,924	223	(4,506)	153,641
State and municipal obligations	21,454	19	(422)	21,051
Other debt securities	14,260	—	(1,977)	12,283
Equity securities	11,004	59	(1,678)	9,385
	$210,219	$301	$(8,815)	$201,705
December 31, 2007:
Obligations of U.S. Government agencies and corporations	$5,889	$11	$(2)	$5,898
Mortgage-backed debt securities	136,103	683	(587)	136,199
State and municipal obligations	20,582	20	(199)	20,403
Other debt securities	14,415	—	(494)	13,921
Equity securities	16,745	135	(1,258)	15,622
	$193,734	$849	$(2,540)	$192,043

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluations. Consideration is given to (1) length of time and the extent to which the fair market value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recover in fair value.

The Company believes the decline in market value of the investments in the Company’s available for sale portfolio is primarily attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2008.

Loans

Total loans, net of allowance for loan losses, increased to $859.8 million, or 11.3% annualized, at June 30, 2008 from $813.7 million at December 31, 2007.

The components of loans were as follows:

	June 30,	December 31,
	2008	2007
	(Dollar amounts in thousands)
Residential real estate	$233,864	$232,064
Commercial	166,482	156,396
Commercial, secured by real estate	408,052	374,346
Consumer	5,128	5,690
Home equity lines of credit	55,049	53,405
Loans	868,575	821,901

Net deferred loan fees	(916)	(903)
Allowance for loan losses	(7,862)	(7,264)
Loans, net of allowance for loan losses	$859,797	$813,734

Loans secured by real estate (not including home equity lending products) increased $35.5 million, or 11.7% annualized, to $641.9 million at June 30, 2008 from $606.4 million at December 31, 2007.  This increase is primarily due to an increase in originations of commercial loans secured by real estate.

Commercial loans increased to $574.5 million at June 30, 2008 from $530.7 million at December 31, 2007, an increase of $43.8 million, or 16.5% annualized.  The increase is due primarily to an increase in commercial real estate loans.  This increase is also net of approximately $740,000 of SBA loans sold during the period.  The sale of these loans is in line with the Company’s asset/liability strategy to limit interest rate risk and to generate other non-interest gain on sale of loan revenue.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2008 was $7.9 million compared to $7.3 million at December 31, 2007.  Additions to the allowance are made from time to time based upon management’s assessment of credit quality factors existing at that time.  The Company performs a review of the credit quality of its loan portfolio on a monthly basis to determine the adequacy of the allowance for loan losses.  The allowance at June 30, 2008 was 0.91% of outstanding loans compared to 0.88% of outstanding loans at December 31, 2007.  The increase in the allowance for loan losses at June 30, 2008 from December 31, 2007 is due primarily to an increase in outstanding loans and the result of management’s evaluation and classification of the credit quality of the loan portfolio utilizing a qualitative and quantitative internal loan review process.  The review process includes evaluations of individual loans requiring specific allocations as well as evaluations of the entire portfolio in light of the current and forecasted economic environment. For the six months ended June 30, 2008, net charge-offs to average loans were 0.35% annualized as compared to 0.17% annualized for the year ended December 31, 2007.

The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio.  Additions to the allowance are charged through the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.  Management regularly assesses the adequacy of the allowance by performing both quantitative and qualitative evaluations of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, the value of any underlying collateral, risk characteristics in the loan portfolio, local and national economic conditions, and other relevant factors.  Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.  Based upon the results of such reviews, management believes that the allowance for loan losses at June 30, 2008 was adequate to absorb credit losses inherent in the portfolio at that date.

The following table shows the activity in the Company’s allowance for loan losses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollar amounts in thousands)

Balance of allowance for loan losses, beginning of period	$7,181	$7,792	$7,264	$7,611
Loans charged-off:
Commercial, financial and agricultural	(981)	(398)	(1,448)	(407)
Real estate — mortgage	—	(62)	—	(96)
Consumer	(30)	(22)	(64)	(82)
Total loans charged-off	(1,011)	(482)	(1,512)	(585)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	38	26	40	102
Real estate — mortgage	—	—	—	45
Consumer	4	8	10	21
Total recoveries	42	34	50	168
Net loans charged-off	(969)	(448)	(1,462)	(417)
Provision for loan losses	1,650	148	2,060	298
Balance, end of period	$7,862	$7,492	$7,862	$7,492

Net charge-offs to average loans (annualized)	0.46%	0.23%	0.35%	0.11%
Allowance for loan losses to loans outstanding	0.91%	0.96%	0.91%	0.96%
Loans outstanding at end of period (net of unearned income)	$867,659	$783,743	$867,659	$783,743
Average balance of loans outstanding during the period	$847,357	$775,495	$837,544	$771,774

The following table summarizes the Company’s non-performing assets:

	June 30,	December 31,
	2008	2007
	(Dollar amounts in thousands)
Non-accrual loans:
Real estate	$8,926	$1,160
Consumer	—	259
Commercial, financial and agricultural	654	2,133
Total	9,580	3,552

Loans past due 90 days or more and still accruing:
Real estate	199	331
Consumer	—	408
Commercial, financial and agricultural	19	2,266
Total	218	3,005

Total non-performing loans	9,798	6,557
Other real estate owned	630	549
Total non-performing assets	$10,428	$7,106

Troubled debt restructurings	119	267

Non-performing loans to loans outstanding at end of period (net of unearned income)	1.13%	0.80%
Non-performing assets to loans outstanding at end of period (net of unearned income) plus OREO	1.20%	0.86%

                At June 30, 2008, total non-performing loans were $9,798,000 or 1.1% of total loans compared to $6,557,000 or 0.8% of total loans at December 31, 2007. The $3,241,000 increase in non-performing loans was due primarily to two commercial real estate loans totaling approximately $2,295,000.

Premises and Equipment

Components of premises and equipment were as follows:

	June 30 2008,	December 31, 2007
	(Dollar amounts in thousands)

Land and land improvements	$263	$263
Buildings	873	865
Leasehold improvements	3,779	3,463
Furniture and equipment	11,172	10,879
	16,087	15,470
Less: accumulated depreciation	9,319	8,578
Premises and equipment, net	$6,768	$6,892

Deposits

Total deposits at June 30, 2008 were $779.4 million compared to $712.6 million at December 31, 2007, an increase of $66.8 million, or 18.7% annualized.

The components of deposits were as follows:

	June 30, 2008	December 31, 2007
	(Dollar amounts in thousands)

Demand, non-interest bearing	$111,140	$109,718
Demand, interest bearing	246,458	221,071
Savings	85,561	88,151
Time, $100,000 and over	113,232	90,906
Time, other	223,049	202,799
Total deposits	$779,440	$712,645

The increase in interest bearing deposits is due primarily to an increase in interest bearing core deposits including time deposits maturing in one year or less.  Management continues to promote these types of deposits through a disciplined pricing strategy as a means of managing the Company’s overall cost of funds, as well as, management’s continuing emphasis on commercial and retail marketing programs and customer service.

Borrowings

Total debt decreased by approximately $803,000, or 0.5% annualized, to $293.5 million at June 30, 2008 from $294.3 million at December 31, 2007.  The decrease in total debt and borrowings was primarily due to overnight federal funds which decreased to $82.7 million at June 30, 2008 from $118.2 million at December 31, 2007.  The net decrease in borrowed funds was due primarily to deposits increasing to $779.4 million at June 30, 2008 from $712.6 million at December 31, 2007.  Securities sold under agreements to repurchase increased by $19.7 million, or 35.6% annualized, for the six months ended June 30, 2008.  Long-term debt increased by $15.0 million, or 66.7% annualized, for the six months ended June 30, 2008.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	June 30, 2008	December 31, 2007
	(Dollar amounts in thousands)
Loan origination committments	$75,481	$79,886
Unused lines of credit	235,291	219,166
Standby letters of credit	17,018	18,135

Capital

Total shareholders’ equity decreased $2.9 million, or 5.5% annualized, to $103.7 million at June 30, 2008 from $106.6 million at December 31, 2007.  Included in shareholders’ equity is an unrealized loss position on available for sale securities, net of taxes, as of June 30, 2008 of $5,619,000 compared to an unrealized loss position on available for sale securities, net of taxes, of $1,116,000 at December 31, 2007.

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

An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders’ equity less intangible assets (Tier 1 risk-based capital), to average quarterly assets less intangible assets.  The leverage ratio at June 30, 2008 was 7.62% compared to 7.99% at December 31, 2007.  This decrease is primarily the result of an increase in average total assets.  For the six months ended June 30, 2008, the capital ratios were above minimum regulatory guidelines.

As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy.  Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments.  For the Company, Tier 1 risk-based capital consists of common shareholders’ equity less intangible assets plus the junior subordinated debt, and Tier 2 risk-based capital includes the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets.  By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier 1 risk-based capital.  In addition, federal banking regulatory authorities have issued a final rule restricting the Company’s junior subordinated debt to 25% of Tier 1 risk-based capital.  Amounts of junior subordinated debt in excess of the 25% limit generally may be included in Tier 2 risk-based capital.  The final rule provides a five-year transition period, ending March 31, 2009.  At June 30, 2008, the entire amount of these securities was allowable to be included as Tier 1 risk-based capital for the Company.  For both periods, the capital ratios were above minimum regulatory guidelines.

The following table sets forth the Company’s risk-based capital amounts and ratios.

	June 30, 2008	December 31, 2007
	(Dollar amounts in thousands)

Tier I
Common shareholders’ equity excluding unrealized gains (losses) on securities	$103,664	$106,592
Disallowed intangible assets	(42,827)	(42,793)
Junior subordinated debt	20,009	20,082
Tier II
Allowable portion of allowance for loan losses	7,862	7,264
Unrealized losses on available for sale equity securities	4,551	375
Total risk-based capital	$93,259	$91,520
Risk adjusted assets (including off-balance sheet exposures)	$878,181	$823,056

Leverage ratio	7.62%	7.99%
Tier I risk-based capital ratio	9.73%	10.24%
Total risk-based capital ratio	10.63%	11.12%

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

At June 30, 2008, the Company had a total of $293.5 million, or 24.7%, of total assets in borrowed funds.  These borrowings included $130.6 million of repurchase agreements, $82.7 million of federal funds purchased, $60 million of term borrowings with the Federal Home Loan Bank, and $20.2 million in junior subordinated debt.  The FHLB borrowings have final maturities ranging from November 2008 through January 2011 at interest rates ranging from 3.45% to 4.28%.  At June 30, 2008, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $207.0 million.  The Company remains slightly liability sensitive and will continue its strategy to originate adjustable rate commercial and installment loans and use investment security cash flows and non-interest bearing and core deposits and repurchase agreements to reduce the overnight borrowings to maintain a more neutral gap position.

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

Item 4 - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2008.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of such date.

There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2                        Unregistered Sales of Equity Securities and Use of Proceeds

                                                    No shares of the Company’s common stock were repurchased by the Company during the three month period ended June 30, 2008.  The maximum number of shares that may yet be purchased under the current plan is 115,000 shares.

Item 3                        Defaults Upon Senior Securities — None

Item 4                        Submission of Matters to Vote of Security Holders

                                                        At the annual meeting of shareholders, held on April 22, 2008, shareholders of the Company approved the following matters:

1.                               Election of Patrick J. Callahan, Robert D. Davis, Charles J. Hopkins, and Michael J. O’Donoghue as Class II directors of the Company to serve until 2011.

                                                                                                There was no solicitation in opposition to the nominees of the Board of Directors.  The votes cast in the election with respect to each individual nominee were as follows:

Nominee	For	Withheld
Patrick J. Callahan	4,262,475	126,265
Robert D. Davis	4,271,510	117,230
Charles J. Hopkins	4,253,293	135,447
Michael J. O’Donoghue	4,257,953	130,787

2.                               Ratification of Beard Miller Company LLP as the Company’s independent registered public accounting firm.

                                                                                                The votes cast in this matter were as follows:

For	Against	Abstain
4,330,578	22,805	35,357

Item 5                            Other Information - None

Item 6                            Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of VIST Financial Corp. (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on March 6, 2008).

3.2	Bylaws of VIST Financial Corp. (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on March 6, 2008).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIST FINANCIAL CORP.
(Registrant)

Dated: August 5, 2008	By	/s/Robert D. Davis
Robert D. Davis
President and Chief
Executive Officer

Dated: August 5, 2008	By	/s/Edward C. Barrett
Edward C. Barrett
Executive Vice President and
Chief Financial Officer