Form 10-Q
period 2008-09-30
VIST FINANCIAL CORP
filed 2008-11-10
CIK 775662

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2008,

or

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

Number of Shares Outstanding
as of November 10, 2008
COMMON STOCK ($5.00 Par Value)	5,765,000
(Title of Class)	(Outstanding Shares)

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

The Company cautions that the foregoing list of important factors is not exclusive.  Readers are also cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this report, even if subsequently made available by the Company on its website or otherwise.  The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$19,645	$25,473
Interest-bearing deposits in banks	293	316
Total cash and cash equivalents	19,938	25,789

Mortgage loans held for sale	1,710	3,165
Securities available for sale	204,201	192,043
Securities held to maturity, fair value 2008 - $2,144; 2007 - $3,100	3,064	3,078
Loans, net of allowance for loan losses 2008 - $8,009; 2007 - $7,264	861,434	813,734
Premises and equipment, net	6,610	6,892
Identifiable intangible assets	5,005	3,892
Goodwill	39,710	39,189
Bank owned life insurance	18,360	17,857
Other assets	21,576	19,312
Total assets	$1,181,608	$1,124,951

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$110,802	$109,718
Interest bearing	672,752	602,927
Total deposits	783,554	712,645

Securities sold under agreements to repurchase	125,756	110,881
Federal funds purchased	83,640	118,210
Long-term debt	60,000	45,000
Junior subordinated debt	20,112	20,232
Other liabilities	11,000	11,391
Total liabilities	1,084,062	1,018,359

Shareholders’ equity
Common stock, $5.00 par value; authorized 20,000,000 shares; issued: 5,765,000 shares at September 30, 2008 and 5,746,998 shares at December 31, 2007	28,825	28,735
Surplus	64,276	63,940
Retained earnings	13,181	17,039
Accumulated other comprehensive loss	(7,251)	(1,116)
Treasury stock; 68,354 shares at September 30, 2008 and 89,853 shares at December 31, 2007, at cost	(1,485)	(2,006)

Total shareholders’ equity	97,546	106,592

Total liabilities and shareholders’ equity	$1,181,608	$1,124,951

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Interest income:
Interest and fees on loans	$13,858	$14,944	$41,483	$44,267
Interest on securities:
Taxable	2,523	2,140	7,209	5,844
Tax-exempt	248	123	679	393
Dividend income	123	144	507	526
Other interest income	—	6	9	24
Total interest income	16,752	17,357	49,887	51,054

Interest expense:
Interest on deposits	5,006	6,586	15,523	18,596
Interest on short-term borrowings	559	762	1,709	2,676
Interest on securities sold under agreements to repurchase	1,168	985	3,017	2,924
Interest on long-term debt	607	100	1,810	399
Interest on junior subordinated debt	331	470	1,082	1,419
Total interest expense	7,671	8,903	23,141	26,014

Net Interest Income	9,081	8,454	26,746	25,040
Provision for loan losses	525	300	2,585	598
Net Interest Income after provision for loan losses	8,556	8,154	24,161	24,442

Other income:
Customer service fees	893	664	2,189	1,993
Mortgage banking activities	145	432	810	1,524
Commissions and fees from insurance sales	3,052	2,968	8,523	8,674
Brokerage and investment advisory commissions and fees	186	189	650	651
Earnings on investment in life insurance	171	161	503	487
Gain on sale of loans	—	62	47	153
Other Income	511	604	1,399	1,526
Net gains (losses) on sales of securities and impairment writedowns	(6,996)	85	(6,794)	(2,408)
Total other income	(2,038)	5,165	7,327	12,600

Other expense:
Salaries and employee benefits	5,381	5,177	16,509	16,206
Occupancy expense	1,087	1,087	3,285	3,234
Furniture and equipment expense	659	646	2,004	1,937
Marketing and advertising expense	266	398	1,402	1,171
Amortization of identifiable intangible assets	158	157	458	472
Professional services	719	446	1,797	1,199
Outside processing	827	789	2,459	2,395
Insurance expense	277	175	822	491
Other expense	1,195	1,123	3,433	3,233
Total other expense	10,569	9,998	32,169	30,338

Income (loss) before income taxes	(4,051)	3,321	(681)	6,704
Income taxes	557	786	900	1,266

Net income (loss)	$(4,608)	$2,535	$(1,581)	$5,438

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (continued)

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

EARNINGS (LOSS) PER SHARE DATA

Average shares outstanding	5,694,482	5,668,516	5,686,782	5,676,197
Basic (loss) earnings per share	$(0.81)	$0.45	$(0.28)	$0.96
Average shares outstanding for diluted earnings per share	5,694,482	5,688,714	5,686,782	5,702,582
Diluted (loss) earnings per share	$(0.81)	$0.45	$(0.28)	$0.95
Cash dividends declared per share	$—	$0.20	$0.40	$0.57

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2008 and 2007

(Dollar amounts in thousands, except per share data)

	Common Stock				Accumulated
	Number of				Other
	Shares			Retained	Comprehensive	Treasury
	Issued	Par Value	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2007	5,746,998	$28,735	$63,940	$17,039	$(1,116)	$(2,006)	$106,592

Comprehensive loss:
Net loss	—	—	—	(1,581)	—	—	(1,581)
Change in net unrealized gains (losses) on securities available for sale, net of tax effect	—	—	—	—	(6,237)	—	(6,237)
Change in net unrealized gains (losses) on cash flow hedge, net of tax effect	—	—	—	—	102	—	102
Total comprehensive loss							(7,716)

Additional consideration in connection with acquisitions (21,499 shares)	—	—	(137)	—	—	521	384

Common stock issued in connection with directors’ compensation	10,808	54	139	—	—	—	193
Common stock issued in connection with director and employee stock purchase plans	7,194	36	77	—	—	—	113
Compensation expense related to stock options	—	—	257	—	—	—	257

Cash dividends declared ($0.40 per share)	—	—	—	(2,277)	—	—	(2,277)
Balance, September 30, 2008	5,765,000	$28,825	$64,276	$13,181	$(7,251)	$(1,485)	$97,546

	Common Stock				Accumulated
	Number of				Other
	Shares			Retained	Comprehensive	Treasury
	Issued	Par Value	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2006	5,454,589	$27,273	$58,733	$20,302	$(2,526)	$(1,652)	$102,130

Adjustment to opening balance, net of tax, for the adoption of SFAS No. 159	—	—	—	(409)	—	—	(409)

Adjusted opening balance, January 1, 2007	5,454,589	27,273	58,733	19,893	(2,526)	(1,652)	101,721

Comprehensive income:
Net income	—	—	—	5,438	—	—	5,438
Change in net unrealized gains (losses) on securities available for sale, net of tax effect	—	—	—	—	647	—	647
Total comprehensive income							6,085

Purchase of treasury stock (30,000 shares)	—	—	—	—	—	(573)	(573)
Additional consideration in connection with acquisitions (13,381 shares)	—	—	15	—	—	305	320

Common stock dividend (5%)	270,413	1,352	4,591	(5,943)	—	—	—

Common stock issued in connection with directors’ compensation	9,323	47	176	—	—	—	223
Common stock issued in connection with director and employee stock purchase plans	11,025	55	137	—	—	—	192
Tax benefits from employee stock transactions	—	—	12	—	—	—	12
Compensation expense related to stock options	—	—	190	—	—	—	190
Cash dividends declared ($0.57 per share)	—	—	—	(3,249)	—	—	(3,249)
Balance, September 30, 2007	5,745,350	$28,727	$63,854	$16,139	$(1,879)	$(1,920)	$104,921

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Nine Months Ended
	September 30,	September 30,
	2008	2007
Cash Flows From Operating Activities
Net income (loss)	$(1,581)	$5,438
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	2,585	598
Provision for depreciation and amortization of premises and equipment	1,123	1,161
Amortization of identifiable intangible assets	458	472
Deferred income taxes	262	(26)
Director stock compensation	193	223
Net amortization of securities premiums and discounts	3	103
Amortization of mortgage servicing rights	—	51
Decrease in mortgage servicing rights	141	16
Net realized losses (gains) on sales of foreclosed real estate	92	(47)
Net realized losses on sales of securities and impairment writedowns	6,794	2,408
Proceeds from sales of loans held for sale	23,259	80,233
Net gains on sale of loans	(735)	(1,421)
Loans originated for sale	(21,069)	(76,048)
Increase in investment in life insurance	(503)	(487)
Compensation expense related to stock options	257	190
Net change in fair value of liabilities	(120)	(67)
Decrease (increase) in accrued interest receivable and other assets	4,857	(1,872)
Decrease in accrued interest payable and other liabilities	(6,149)	(12,360)

Net Cash Provided by (Used In) Operating Activities	9,867	(1,435)

Cash Flow From Investing Activities
Investment securities:
Purchases - available for sale	(133,810)	(111,816)
Principal repayments, maturities and calls - available for sale	30,021	18,724
Principal repayments, maturities and calls - held to maturity	80	—
Proceeds from sales - available for sale	76,404	82,325
Net increase in loans receivable	(51,025)	(43,728)
Proceeds from sale of loans	740	2,030
Net (increase) decrease in Federal Home Loan Bank Stock	(1,086)	108
Net (increase) decrease in foreclosed real estate	(258)	598
Purchases of premises and equipment	(851)	(1,539)
Disposals of premises and equipment	10	455
Net Cash Used In Investing Activities	(79,775)	(52,843)

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollar amounts in thousands)

	Nine Months Ended
	September 30,	September 30,
	2008	2007
Cash Flow From Financing Activities
Net increase in deposits	70,909	45,052
Net (decrease) increase in federal funds purchased	(34,570)	20,936
Net increase in securities sold under agreements to repurchase	14,875	8,424
Proceeds from long-term debt	15,000	—
Repayments of long-term debt	—	(14,500)
Purchase of treasury stock	—	(573)
Reissuance of treasury stock	—	320
Proceeds from the exercise of stock options and stock purchase plans	113	192
Tax benefits from employee stock transactions	—	12
Cash dividends paid	(2,270)	(3,133)
Net Cash Provided By Financing Activities	64,057	56,730

(Decrease) increase in cash and cash equivalents	(5,851)	2,452
Cash and Cash Equivalents:
January 1	25,789	21,835
September 30	$19,938	$24,287

Cash Payments For:
Interest	$23,073	$26,339
Taxes	$700	$950

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                              Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  All significant inter-company accounts and transactions have been eliminated.  In the opinion of management, all adjustments (including normal and recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included.  Certain prior period amounts have been reclassified to conform to the current presentation.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.  For purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, and interest bearing deposits in other banks.  For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2.                                 Earnings (Loss) Per Common Share

Basic earnings (loss) per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares (stock options) had been issued, as well as any adjustments to income that would result from the assumed issuance.

The effects of securities or other contracts to issue common stock are excluded from the computation of diluted earnings per share in periods in which the effect would be anti-dilutive.  For the three and nine months ended September 30, 2008, options to purchase of average 3,002 and 9,864 shares, respectively, were anti-dilutive.  Accordingly, these anti-dilutive options were excluded in determining diluted loss per common share.

Earnings (loss) per common share for the respective periods indicated have been computed based upon the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Dollar amounts in thousands)

Net income (loss) available to shareholders	$(4,608)	$2,535	$(1,581)	$5,438

Average shares outstanding	5,694,482	5,668,516	5,686,782	5,676,197
Effect of dilutive stock options	—	20,198	—	26,385

Average number of shares used to calculate diluted earnings per share	5,694,482	5,688,714	5,686,782	5,702,582

3.                                 Derivative Instruments

During the quarter ended September 30, 2008, the Company entered into two interest rate swaps to manage its exposure to interest rate risk. The interest rate swap transactions involved the exchange of the Company’s floating rate interest rate payment on its $15 million in floating rate junior subordinated debt for a fixed rate interest payment without the exchange of the underlying principal amount as described in more detail below.  Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract.  Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.

This hedge relationship fails to qualify for the assumption of no ineffectiveness (short cut method) as defined by paragraph 68 of SFAS No. 133.  Therefore, consistent with the requirement of SFAS No. 133 paragraphs 28-35 and with the risk management objective of hedging the variability of expected future cash flows, the Company accounts for this hedge relationship as a cash flow hedge.

The cumulative change in fair value of the hedging derivative, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged exposure, will be deferred and reported as a component of other comprehensive income (OCI) or other comprehensive loss (OCL).  Any hedge ineffectiveness will be charged to current earnings.  Consistent with the risk management objective and the hedge accounting designation, management measured the degree of hedge effectiveness by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative.  Management will utilize the “Hypothetical Derivative Method” to compute the cumulative change in anticipated interest cash flows from the hedged exposure.  To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated interest cash flows from the hedged exposure, the hedge will be deemed effective.  The Company will use the Hypothetical Derivative Method to measure ineffectiveness. Under this method, the calculation of ineffectiveness, as required under paragraph 30(b)(2) of SFAS No. 133, will be done by using the change in fair value of the hypothetical derivative.  That is, the swap will be recorded at fair value on the balance sheet and other comprehensive loss will be adjusted to an amount that reflects the lesser of either the cumulative change in fair value of the swap or the cumulative change in the fair value of the hypothetical derivative instrument.  Management will determine the ineffectiveness of the hedging relationship by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative.  Any difference between these two measures will be deemed hedge ineffectiveness and recorded in current earnings.  As of September 30, 2008, using the Hypothetical Derivative Method, the hedge instrument was deemed to be effective, therefore, no amounts were charged to current earnings.  The Company does not expect to reclassify any hedge-related amounts from accumulated other comprehensive income (loss) to earnings over the next twelve months.

The cash flow hedge is comprised of two pay fixed interest rate swap contracts outstanding at September 30, 2008 and is being utilized to hedge $15 million in floating rate junior subordinated debt.  The first pay fixed interest rate swap contract carries a 7.25% fixed rate and hedges $10 million in floating rate junior subordinated debt and will become effective on February 7, 2009. This cash flow hedge will mature on November 7, 2013.  The second pay fixed interest rate swap contract carries a 6.90% fixed rate and hedges $5 million in floating rate junior subordinated debt and will become effective on March 27, 2009. This cash flow hedge will mature on September 27, 2013.

4.                                 Comprehensive Income (Loss)

In complying with Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” the Company has developed the following table, which includes the tax effects of the components of other comprehensive income (loss).  Other comprehensive income (loss) consists of net unrealized gains (losses) on securities available for sale and derivatives that qualify as cash flow hedges.  Other comprehensive income (loss) and related tax effects for the periods indicated consist of:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Dollar amounts in thousands)

Net (loss) income	$(4,608)	$2,535	$(1,581)	$5,438

Unrealized holding (losses) gains on available for sale securities	(9,624)	1,608	(16,244)	(1,428)
Reclassification adjustment for losses (gains) included in income	6,996	(85)	6,794	2,408
Comprehensive gain on cash flow hedges	155	—	155	—
Net unrealized (losses) gains	(2,473)	1,523	(9,295)	980
Income tax effect	841	(518)	3,160	(333)
Other comprehensive (loss) income	(1,632)	1,005	(6,135)	647

Total comprehensive (loss) income	$(6,240)	$3,540	$(7,716)	$6,085

5.                                 Guarantees

Outstanding letters of credit written are conditional commitments issued by VIST Bank (the “Bank”) to guarantee the performance of a customer to a third party.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  The Bank had $15.3 million and $18.1 million of financial and performance standby letters of credit as of September 30, 2008 and December 31, 2007, respectively.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next 24 months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2008 and December 31, 2007 for guarantees under standby letters of credit is not material.

6.                                 Segment Information

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

	Banking and Financial Services	Mortgage Banking	Insurance Services	Investment Services	Total
	(Dollar amounts in thousands)
Three months ended September 30, 2008
Net interest income and other income from external sources	$3,205	$523	$3,110	$205	$7,043
Income (loss) before income taxes	(4,898)	132	739	(24)	(4,051)

Three months ended September 30, 2007
Net interest income and other income from external sources	$9,767	$665	$2,969	$218	$13,619
Income (loss) before income taxes	2,518	181	658	(36)	3,321

Nine Months Ended September 30, 2008
Net interest income and other income from external sources	$22,503	$2,274	$8,584	$712	$34,073
Income (loss) before income taxes	(3,117)	937	1,542	(43)	(681)

Nine Months Ended September 30, 2007
Net interest income and other income from external sources	$26,146	$2,118	$8,647	$729	$37,640
Income (loss) before income taxes	4,574	506	1,677	(53)	6,704

7.                                 Stock Incentive Plans

The Company has an Employee Stock Incentive Plan (ESIP) that covers all officers and key employees of the Company and its subsidiaries and is administered by the Human Resources Committee of the board of directors.  The total number of shares of common stock that may be issued pursuant to the ESIP is 486,781.  The option price for options issued under the ESIP must be at least equal to 100% of the fair market value of the common stock on the date of grant and shall not be less than the stock’s par value.  Options granted under the ESIP have various vesting periods ranging from immediately to up to 5 years, with 20% exercisable not less than one year after the date of grant, but no later than ten years after the date of grant in accordance with the vesting.  Vested options expire on the earlier of ten years after the date of grant, three months from the participant’s termination of employment or one year from the date of the participant’s death or disability. As of September 30, 2008, a total of 148,072 shares have been issued under the ESIP.  The ESIP will expire on November 10, 2008.

The Company has an Independent Directors Stock Option Plan (IDSOP).  The total number of shares of common stock that may be issued pursuant to the IDSOP is 121,695.  The IDSOP covers all directors of the Company who are not employees and former directors who continue to be employed by the Company.  The option price for options issued under the IDSOP will be equal to the fair market value of the Company’s common stock on the date of grant. Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Company or the cessation of the participant’s employment, or twelve months from the date of the participant’s death or disability.  As of September 30, 2008, a total of 21,166 shares have been issued under the IDSOP. The IDSOP will expire on November 10, 2008.

On April 17, 2007, shareholders approved the VIST Financial Corp. 2007 Equity Incentive Plan (EIP).  The total number of shares which may be granted under the EIP is equal to 12.5% of the outstanding shares of the Company’s common stock on the date of approval of the EIP and is subject to automatic annual increases by an amount equal to 12.5% of any increase in the number of the Company’s outstanding shares of common stock during the preceding year or such lesser number as determined by the Company’s board of directors.  The total number of shares of common stock that may be issued pursuant to the EIP is 676,572.  The EIP covers all employees and non-employee directors of the Company and its subsidiaries.  Incentive stock options, nonqualified stock options and restricted stock grants are authorized for issuance under the EIP.  The exercise price for stock options granted under the EIP must equal the fair market value of the Company’s common stock on the date of grant.  Vesting of awards under the EIP is determined by the Human Resources Committee of the board of directors, but must be at least one year.  The committee may also subject an award to one or more performance criteria.  Stock options and restricted stock awards generally expire upon termination of employment.  In certain instances after an optionee terminates employment or service, the committee may extend the exercise period for a vested nonqualified stock option up to the remaining term of the option.  A vested incentive stock option may be exercised within three months following termination of employment if such termination is for reasons other than cause.  Performance goals generally cannot be accelerated or waived except in the event of a change in control or upon death, disability or retirement.  As of September 30, 2008, no shares have been issued under the EIP.  The EIP will expire on April 17, 2017.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (R), “Share-Based Payment.”  SFAS No. 123 (R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123 (R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to the employees in the income statement.  The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement No. 123, as originally issued.

Stock option transactions under these three plans for the nine months ended September 30, 2008 were as follows:

		Weighted-		Weighted-
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Options	Price	Value	Term
				(in years)
Outstanding at the beginning of the year	443,562	$20.15
Granted	138,056	17.00
Exercised	—	—
Expired	15,084	20.35
Forfeited	2,620	19.61
Outstanding as of September 30, 2008	563,914	$19.37	$—	7.3
Exercisable as of September 30, 2008	330,172	$19.60	$—	6.0

As of September 30, 2008, the aggregate intrinsic value of options outstanding was $0.  The weighted average remaining term of options outstanding is 7.3 years.

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holder had all option holders exercised their options on September 30, 2008.  The aggregate intrinsic value of a stock option will change based on fluctuations in the market value of the Company’s stock.

The Company adopted the provisions of SFAS No. 123(R) on January 1, 2006.  SFAS No. 123(R) requires that stock-based compensation to employees be recognized as compensation cost in the consolidated statements of income based on their fair values on the measurement date, which, for the Company, is the date of grant.  The Company’s total stock-based compensation expense for the nine months ended September 30, 2008 and 2007 was approximately $257,000 and $190,000, respectively.  Total stock-based compensation expense, net of related tax effects, was approximately $170,000 and $126,000 for the nine months ended September 30, 2008 and 2007, respectively.  Total stock-based compensation expense, net of related tax effects, was approximately $57,000 and $46,000 for the three months ended September 30, 2008 and 2007, respectively.  Cash flows from financing activities included in cash inflows from excess tax benefits related to stock compensation were approximately $0 and $12,000 for the nine months ended September 30, 2008 and 2007, respectively.  Total unrecognized compensation cost related to non-vested stock options at September 30, 2008 and 2007 were approximately $387,000 and $455,000, respectively.

The fair value of options granted for the nine month period ended September 30, 2008 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended
	2008	2007

Dividend yield	5.00%	3.06%
Expected life	7 years	7 years
Expected volatility	19.91%	16.91%
Risk-free interest rate	2.93%	4.74%
Weighted average fair value of options granted	$1.49	$4.52

The expected volatility is based on historic volatility.  The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life is based on historical exercise experience.  The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

8.                                 Debt and Borrowings

Total debt decreased by $4.8 million, or 2.2% annualized, to $289.5 million at September 30, 2008 from $294.3 million at December 31, 2007.  The decrease in total debt and borrowings was primarily due to an increase in organic growth in total deposits of $70.9 million to $783.6 million at September 30, 2008 from $712.6 million at December 31, 2007.

9.                                 Investment in Limited Partnership

On December 29, 2003, the Bank entered into a limited partner subscription agreement with Midland Corporate Tax Credit XVI Limited Partnership, where the Bank will receive special tax credits and other tax benefits. The Bank subscribed to a 6.2% interest in the partnership, which is subject to an adjustment depending on the final size of the partnership at a purchase price of $5 million. This investment is included in other assets and is not guaranteed.  It is accounted for in accordance with Statement of Position (SOP) 78-9, “Accounting for Investments in Real Estate Ventures,” using the equity method. This agreement was accompanied by a payment of $1.7 million.  The associated non-interest bearing promissory note payable included in other liabilities was zero at September 30, 2008.  Installments were paid as requested.

10.                                 Recently Issued Accounting Standards

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

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  This FSP is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits.  It also provides revenue recognition accounting guidance for the lessor.  EITF 08-3 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4).  FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees.  It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods.  FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008.  The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5).  EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee).  It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability.  EITF 08-5 is effective for the first reporting period beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 08-5 on its consolidated financial position and results of operations.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”  (FSP 157-3), to clarify the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements.  The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.

11.                                 Fair Value Measurements and Fair Value of Financial Instruments

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

SFAS No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.  The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs).  Valuation techniques should be consistently applied.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  In that regard, SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

Impaired Loans — Impaired loans are evaluated and valued at the time the loan is identified as impaired. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.  Impaired loans are reviewed and evaluated on a monthly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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

Junior Subordinated Debt — The Company records selected liabilities at fair value, with unrealized gains and losses reflected in the consolidated statement of income.  The degree of judgment utilized in measuring the fair value of these liabilities generally correlates to the level of observable pricing.  Pricing observability is impacted by a number of factors, including the type of liability, whether the liability has an established market and the characteristics specific to the transaction.  Liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value.  Conversely, liabilities rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment utilized in measuring fair value.  Junior Subordinated Debt is reported at fair value utilizing Level 2 inputs.  For these debt instruments, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include market spreads, cash flows, trade execution data and credit information, among other things.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB SFAS No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items), such as goodwill, that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS No. 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applied SFAS No. 157 in interim or annual financial statements prior to the issuance of FSP 157-2.The Company is currently evaluating the impact, if any, which the adoption of FSP 157-2 will have on the Company’s operating income or net earnings.

The following table presents the assets and liabilities measured on a recurring basis reported on the consolidated statements of financial condition at their fair value by level within the fair value hierarchy.

	As of September 30, 2008
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Loans held for sale		$1,710	$—	$1,710
Impaired loans	—	—	11,407	11,407
Securities available for sale	2,017	202,184	—	204,201
Interest rate swaps	—	117	—	117

Liabilities:
Junior subordinated debt	$—	$20,112	$—	$20,112

Impaired loans totaled $11.4 million at September 30, 2008, compared to $6.6 million at December 31, 2007.  The $4.8 million increase in non-performing loans from December 31, 2007 to September 30, 2008, was due primarily to three commercial real estate loans totaling approximately $4.2 million.

As a result of the change in fair value of the junior subordinated debt, included in other non-interest income for the first nine months of 2008 is a pre-tax gain of approximately $120,000.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, that is, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Assets and liabilities measured at fair value on a non-recurring basis were not significant at September 30, 2008.

Net securities losses for the nine and three months ended September 30, 2008, were primarily due to the OTTI charges of approximately $6.8 million in perpetual preferred stock associated with the federal takeover of Fannie Mae and Freddie Mac, government sponsored enterprises (“GSE’s”), placed into conservatorship on September 7, 2008, by the Federal Housing Finance Agency and the U.S. Treasury.

The tax benefit of the ordinary loss resulting from the $6.8 million Fannie Mae and Freddie Mac perpetual preferred stock charged to earnings for the nine and three months ended September 30, 2008, will not occur until the fourth quarter of 2008.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Note 1 to the Company’s consolidated financial statements (included in Item 8 of the Form 10-K for the year ended December 31, 2007) lists significant accounting policies used in the development and presentation of its financial statements and there were no significant changes at September 30, 2008.  This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

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

Results of Operations

OVERVIEW

Included in the operating results for the nine and three months ended September 30, 2008, were pretax other than temporary impairment (“OTTI”) charges of approximately $6.8 million relating to perpetual preferred stock associated with the federal takeover of Fannie Mae and Freddie Mac.  Also included in the operating results for the nine and three months ended September 30, 2008, were pretax OTTI charges associated with the Company’s equity holdings of $141,000 in Fannie Mae common stock and $104,000 in Wachovia Corporation common stock.  As a result of the current financial market turmoil fueled by the ongoing credit crisis, the Federal Reserve approved the Wachovia Corporation merger with Wells Fargo & Company on October 12, 2008.  The total amount of pretax OTTI charges relating to the Company’s equity holdings included in the operating results for the nine and three months ended September 30, 2008, were approximately $7.1 million.

Under section 301 of the Emergency Economic Stabilization Act of 2008 (“EESA”), signed into law on October 3, 2008, the capital loss resulting from the $6.8 million Fannie Mae and Freddie Mac perpetual preferred stock charged to earnings for the nine and three months ended September 30, 2008 can be treated as an ordinary loss.  The ordinary loss treatment will allow the Company to recapture a tax benefit of approximately $2.3 million.  Due to technical provisions within the accounting pronouncements governing the timing of the tax treatment of the ordinary loss, the Company will recognize the tax benefit of $2.3 million in the fourth quarter of 2008.

For the quarter ended September 30, 2008, the Company had a net loss of $4.61 million, a decrease of 281.8%, as compared to net income of $2.54 million for the same period in 2007.  For the first nine months of 2008, the Company had a net loss of $1.58 million, a decrease of 129.1%, as compared to net income of $5.44 million for the same period in 2007. Basic and diluted earnings per share for the third quarter of 2008 were ($0.81) compared to basic and diluted earnings per share of $0.45 for the same period of 2007.  For the nine months ended September 30, 2008, basic and diluted earnings per share were ($0.28) as compared to basic and diluted earnings per share of $0.95 for the same period of 2007.  The net loss for the nine months ended September 30, 2008 resulted primarily from the OTTI charges of $6.8 million on Fannie Mae and Freddie Mac perpetual preferred stock in the third quarter of 2008.  Included in the operating results for the first nine months of 2008 were pretax re-branding costs of approximately $595,000 associated with the Company’s name change to VIST Financial Corp. and additional expense charged to the provision for loan losses (see provision for loan loss allowance discussion).

The following are the key ratios for the Company as of:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Return on average assets	-1.53%	0.94%	-0.18%	0.69%
Return on average shareholders’ equity	-17.89%	9.66%	-1.99%	7.00%
Dividend payout ratio	0.00%	44.44%	-142.86%	60.00%
Average shareholders’ equity to average assets	8.55%	9.69%	9.12%	9.82%

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

Net interest income before the provision for loan losses for the three months ended September 30, 2008 was $9.1 million, an increase of $0.6 million, or 7.4%, compared to the $8.5 million reported for the same period in 2007.  Net interest income before the provision for loan losses for the nine months ended September 30, 2008 was $26.7 million, an increase of $1.7 million, or 6.8%, compared to the $25.0 million reported for the same period in 2007. The net interest margin decreased to 3.44% for the third quarter of 2008 from 3.57% for the same period in 2007. The net interest margin decreased to 3.51% for the first nine months of 2008 from 3.63% for the same period in 2007.

The following summarizes net interest margin information:

	Three months ended September 30,
	2008			2007
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$704,869	$11,249	6.24	$625,661	$12,004	7.51
Mortgage	46,446	721	6.21	44,006	716	6.50
Consumer	130,445	2,091	6.38	126,123	2,414	7.59
Investments (2)	211,430	3,056	5.78	175,267	2,513	5.73
Other short-term investments	287	1	1.95	482	6	4.59

Total interest-earning assets	$1,093,477	$17,118	6.13	$971,539	$17,653	7.11

Interest-Bearing Liabilities:
Transaction accounts	$333,736	$1,514	1.81	$329,621	$2,480	2.99
Certificates of deposit	339,363	3,492	4.09	336,480	4,106	4.84
Securities sold under agreement to repurchase	125,678	1,168	3.70	94,964	985	4.07
Short-term borrowings	95,337	559	2.29	58,292	762	5.11
Long-term borrowings	60,000	607	3.96	11,109	100	3.51
Junior subordinated debt	20,159	331	6.53	20,360	470	9.17
Total interest-bearing liabilities	974,273	7,671	3.13	850,826	8,903	4.15
Noninterest-bearing deposits	110,903	—		108,999	—
Total cost of funds	$1,085,176	7,671	2.81	$959,825	8,903	3.68

Net interest margin (fully taxable equivalent)		$9,447	3.44		$8,750	3.57

(1)          Loan fees have been included in the interest income totals presented.  Nonaccrual loans have been included in average loan balances.

(2)          Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$678,831	$33,489	6.48	$609,761	$35,258	7.63
Mortgage	46,624	2,242	6.41	44,169	2,130	6.43
Consumer	128,200	6,348	6.61	128,919	7,399	7.68
Investments (2)	206,736	8,914	5.75	170,005	7,094	5.56
Other short-term investments	385	10	3.46	711	24	4.51

Total interest-earning assets	$1,060,776	$51,003	6.32	$953,565	$51,905	7.18

Interest-Bearing Liabilities:
Transaction accounts	$325,675	$4,847	1.99	$310,765	$6,801	2.93
Certificates of deposit	329,898	10,677	4.32	327,873	11,795	4.81
Securities sold under agreement to repurchase	120,266	3,016	3.35	93,827	2,924	4.11
Short-term borrowings	84,510	1,709	2.66	66,927	2,676	5.27
Long-term borrowings	59,799	1,810	3.98	15,189	399	3.46
Junior subordinated debt	20,142	1,082	7.18	20,282	1,419	9.35
Total interest-bearing liabilities	940,290	23,141	3.29	834,863	26,014	4.17
Noninterest-bearing deposits	106,994	—		106,966	—

Total cost of funds	$1,047,284	23,141	2.96	$941,829	26,014	3.69

Net interest margin (fully taxable equivalent)		$27,862	3.51		$25,891	3.63

Average interest-earning assets for the three months ended September 30, 2008 were $1.09 billion, a $121.9 million, or 12.5%, increase over average interest-earning assets of $971.5 million for the same period in 2007.  Average interest-earning assets for the nine months ended September 30, 2008 were $1.06 billion, a $107.2 million, or 11.2%, increase over average interest-earning assets of $953.6 million for the same period in 2007. The yield on average interest-earning assets decreased by 98 basis points to 6.13% for the third quarter of 2008, compared to 7.11% for the same period in 2007. The yield on average interest-earning assets decreased by 86 basis points to 6.32% for the first nine months of 2008, compared to 7.18% for the same period in 2007.

Average interest-bearing liabilities for the three months ended September 30, 2008 were $974.3 million, a $123.4 million, or 14.5%, increase over average interest-bearing liabilities of $850.8 million for the same period in 2007. Average interest-bearing liabilities for the nine months ended September 30, 2008 were $940.3 million, a $105.4 million, or 12.6%, increase over average interest-bearing liabilities of $834.9 million for the same period in 2007.  In addition, average non-interest-bearing deposits increased to $110.9 million for the three months ended September 30, 2008, from $109.0 million for the same time period of 2007.  Average non-interest-bearing deposits remained the same at $107.0 million for the nine months ended September 30,2008 and for the same time period of 2007. The average interest rate on total non interest-bearing and interest-bearing liabilities decreased by 102 basis points to 3.13% for the three months ended September 30, 2008, compared to 4.15% for the same period in 2007. The average interest rate paid on total interest-bearing liabilities decreased by 88 basis points to 3.29% for the nine months ended September 30, 2008, compared to 4.17% for the same period in 2007.

For the three months ended September 30, 2008, net interest income before the provision for loan losses increased 7.4% to $9.1 million compared to $8.5 million for the same period in 2007. For the nine months ended September 30, 2008, net interest income before the provision for loan losses increased 6.8% to $26.7 million compared to $25.0 million for the same period in 2007.

For the nine months ended September 30, 2008, total interest income decreased 2.3% to $49.9 million compared to $51.1 million for the same period in 2007. The decrease in total interest income for the nine months ended September 30, 2008 was primarily the result of a decrease in earning asset yields compared to the same period in 2007.  Average earning assets increased due mainly to an increase in average commercial loans outstanding and available for sale investment securities.  Average commercial loans increased by $69.1 million, or 11.3% from September 30, 2007 to September 30, 2008.  Additionally, average total investment securities increased by $36.4 million or 21.3% from September 30, 2007 to September 30, 2008.  Earning asset yields on average outstanding loans decreased due mainly to a decrease in the targeted short-term interest rate, as established by the Federal Reserve Bank (“FRB”), which resulted in a decrease in the prime rate from 7.75% at September 30, 2007 to 5.00% at September 30, 2008.  Earning asset yields on investment securities increased from 5.56% at September 30, 2007 to 5.75% at September 30, 2008.  In March 2007, the Company restructured the investment portfolio by selling approximately $64.1 million of available for sale investment securities and reinvesting the proceeds into higher yielding available for sale investment securities.

For the nine months ended September 30, 2008, total interest expense decreased 11.0% to $23.1 million compared to $26.0 million for the same period in 2007.  The decrease in total interest expense for the nine months ended September 30, 2008 resulted primarily from a decrease in average rates paid on interest-bearing deposits, short term borrowings and securities sold under agreements to repurchase compared to the same period in 2007.  The average rate paid on interest-bearing liabilities decreased from 4.17% at September 30, 2007 to 3.29% at September 30, 2008.  Total cost of funds decreased from 3.69% in 2007 to 2.96% in 2008.  The decrease in interest-bearing deposit rates was the result of management’s disciplined approach to deposit pricing in response to the decrease in short-term interest rates.  Average interest bearing deposits increased $16.9 million or 2.7% from September 30, 2007 to September 30, 2008 due primarily to growth in core deposits.  The average rate paid on short term borrowings and securities sold under agreements to repurchase decreased from 5.03% at September 30, 2007 to 2.60% at September 30, 2008.  The decrease in short term borrowings and securities sold under agreements to repurchase rates was the result of decreases in targeted short term interest rates.  Average short term borrowings and securities sold under agreements to repurchase increased $44.0 million or 27.4% from September 30, 2007 to September 30, 2008 due primarily to the funding of growth in commercial loans and available for sale investment securities.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2008 was $525,000 compared to $300,000 for the same period of 2007. The provision for loan losses for the nine months ended September 30, 2008 was $2,585,000 compared to $598,000 for the same period of 2007.  The increase in the provision is due primarily to an increase in outstanding loans and the result of management’s evaluation and classification of the credit quality of the loan portfolio utilizing a qualitative and quantitative internal loan review process, including provisions for specific loans. At September 30, 2008, total non-performing loans were $11.4 million or 1.3% of total loans compared to $6.6 million or 0.8% of total loans at December 31, 2007. The $4.9 million increase in non-performing loans was due primarily to three commercial real estate loans totaling approximately $4.2 million.  Net charge-offs to average loans was 0.29% annualized for the nine months ended September 30, 2008 compared to 0.17% for the year ended December 31, 2007.  The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio.  The ratio of the allowance for loan losses to loans outstanding at September 30, 2008 and December 31, 2007 was 0.92% and 0.88%, respectively.  Please see further discussion under the caption “Allowance for Loan Losses.”

Other Income

Total other income for the three months ended September 30, 2008 totaled ($2.0) million, a decrease of $7.2 million, or 139.5%, from other income of $5.2 million for the same period in 2007.  Total other income for the nine months ended September 30, 2008 totaled $7.3 million, a decrease of $5.3 million, or 41.8%, from other income of $12.6 million for the same period in 2007.  The decrease in other income for the three and nine month periods ended September 30, 2008 as compared to the same periods last year is due primarily to OTTI charges relating to certain equity holdings discussed below.

Net securities losses were $7.0 million for the three months ended September 30, 2008. There were $85,000 net securities gains for the same period in 2007.  Net securities losses were $6.8 million for the nine months ended September 30, 2008 compared to net securities losses of $2.4 million for the same period in 2007.  Net securities losses for the nine and three months ended September 30, 2008, were primarily due to the OTTI charges of approximately $6.8 million in perpetual preferred stock associated with the federal takeover of Fannie Mae and Freddie Mac, government sponsored enterprises (“GSE’s”), placed into conservatorship on September 7, 2008, by the Federal Housing Finance Agency and the United States Department of Treasury (“Treasury”).  Net securities losses for the nine months ended September 30, 2007 were primarily due to the sale of $64.1 million in lower-yielding available for sale securities as part of a balance sheet restructuring completed in the first quarter of 2007.

One of the Company’s primary sources of other revenue is commissions and other revenue generated primarily through sales of insurance products through VIST Insurance, LLC.  Revenues from insurance operations totaled $3.1 million for the third quarter of 2008 a 2.8% increase from the $3.0 million for the same period in 2007. Revenues from insurance operations totaled $8.5 million for the nine months ended September 30, 2008 a 1.7% decrease from the $8.7 million for the same period in 2007. The increase in revenues from insurance operations for the third quarter is attributed mainly to an increase in commission income on group insurance products and the nine month decrease in revenues from insurance operations is mainly attributed to a decrease in contingency income on insurance products offered through VIST Insurance, a wholly owned subsidiary of the Company.  On September 4, 2008, the Company acquired Fisher Benefits Consulting for $1.75 million, a firm specializing in employee group benefits, which will operate as part of VIST Insurance, LLC.

Revenue from mortgage banking activities decreased by $287,000, or 66.4%, from $432,000 for the third quarter of 2007 to $145,000 for the third quarter of 2008.  Revenue from mortgage banking activities decreased by $714,000, or 46.9%, from $1.5 million for the nine months ended September 30, 2007 to $810,000 for the nine months ended September 30, 2008.  The decrease in revenue from mortgage banking activities for the comparative three and nine month periods is primarily due to a decline in the volume of loans sold into the secondary mortgage market.  The Company operates its mortgage banking activities through VIST Mortgage, a division of VIST Bank.

Revenue from brokerage and investment advisory commissions and fees decreased 1.6% in the third quarter of 2008 compared to the same period of 2007, from $189,000 to $186,000.  Revenue from brokerage and investment advisory commissions and fees decreased slightly from $651,000 to $650,000, or 0.2%, for the nine months ended September 30, 2008 compared to the same period of 2007.  The decrease in revenue from brokerage and investment advisory commissions and fees for the comparative three month period is due primarily to a decrease in investment advisory service activity offered through VIST Capital Management, a wholly owned subsidiary of the Company.

Customer service fees increased 34.5% for the third quarter of 2008 as compared to the same period in 2007, to $893,000 from $664,000.  Customer service fees increased 9.8% for the nine months ended September 30, 2008 as compared to the same period in 2007, to $2.2 million from $2.0 million.  The increase in customer service fees for the comparative three and nine month periods is primarily due to a increase in commercial account analysis fees and non-sufficient funds transactions.

For the three months ended September 30, 2008, earnings on investment in life insurance increased to $171,000 from $161,000, or 6.2%, for the same period in 2007. For the nine months ended September 30, 2008, earnings on investment in life insurance increased to $503,000 from $487,000, or 3.3%, for the same period in 2007. The increase in earnings on investment in life insurance for the comparative three and nine month periods is due primarily to increased earnings credited on the Company’s bank owned life insurance.

For the three months ended September 30, 2008, other income including gain on sale of loans decreased to $511,000 from $666,000, or 23.3%, for the same period in 2007.  For the nine months ended September 30, 2008, other income including gain on sale of loans decreased to $1.4 million from $1.7 million, or 13.9%, for the same period in 2007.  The decrease in other income including gain on sale of loans for the comparative three and nine month periods is due primarily to a decrease in merchant commission income and a declining volume of SBA loans sold.

Other Expense

Total other expense for the three months ended September 30, 2008 equaled $10.6 million, an increase of $571,000, or 5.7%, over total other expense of $10.0 million for the same period in 2007.  Total other expense for the nine months ended September 30, 2008 equaled $32.2 million, an increase of $1.8 million, or 6.0%, over total other expense of $30.3 million for the same period in 2007.

Salaries and benefits expense for the third quarter of 2008 was $5.4 million compared to $5.2 million for the same period in 2007.  Salaries and benefits expense for the nine months ended September 30, 2008 rose slightly to $16.5 million compared to $16.2 million for the same period in 2007.  Included in salaries and benefits expense for the three months ended September 30, 2008 and 2007 were pre tax stock-based compensation costs of $86,000 and $69,000, respectively.  Included in salaries and benefits expense for the nine months ended September 30, 2008 and September 30, 2007 were pre tax stock-based compensation costs of $257,000 and $190,000, respectively.  Included in salaries and benefits expense are total commissions paid on mortgage origination activity through VIST Mortgage, investment advisory activity through VIST Capital Management and insurance activity through VIST Insurance, LLC of $1.3 million for the nine months ended September 30, 2008 compared to $1.2 million for the same period in 2007.  Included in salaries and benefits expense for the nine months ended September 30, 2008 are severance costs of approximately $51,000 relating to the outsourcing of the Company’s internal audit function and staff reductions in the mortgage banking operation.  Full-time equivalent (FTE) employees decreased to 294 at September 30, 2008 from 316 at September 30, 2007.

Occupancy expense and furniture and equipment expense for the third quarter of 2008 increased 0.8% to $1.75 million compared to $1.73 million for the same period in 2007.  Occupancy expense and furniture and equipment expense for the nine months ended September 30, 2008 increased 2.3% to $5.3 million compared to $5.2 million for the same period in 2007.  The increase in occupancy expense and furniture and equipment expense for the comparative three and nine month periods, is due primarily to an increase in building lease expense, equipment repairs and software maintenance expense.

Professional services expense for the third quarter of 2008 increased 61.2% to $719,000 compared to $446,000 for the same period in 2007.  Professional services expense for the nine months ended September 30, 2008 increased 49.9% to $1.8 million compared to $1.2 million for same period in 2007.  The increase in professional services expense for the comparative three and nine month periods is due primarily to increases in legal fees associated with the Company’s name change to VIST Financial Corp. and other general Company business associated with the outsourcing of the internal audit function.

Outside processing expense for the third quarter of 2008 increased 4.8% to $827,000 compared to $789,000 for the same period in 2007.  Outside processing expense for the nine months ended September 30, 2008 increased 2.7% to $2.5 million compared to $2.4 million from the same period in 2007.  The increase for the comparative nine and three month periods is due primarily to costs incurred for computer services, network fees, data-line charges and internet banking expenses.

Marketing and advertising expense for the third quarter of 2008 decreased 33.2% to $266,000 compared to $398,000 for the same period in 2007.  Marketing and advertising expense for the nine months ended September 30, 2008 increased 19.7% to $1.4 million compared to $1.2 million for the same period of 2007. The increase for the comparative nine month periods is due primarily to re-branding costs associated with the Company’s name change to VIST Financial Corp.  The decrease for the comparative three month periods is due primarily to reduced costs for market research and special events.

Insurance expense for the third quarter of 2008 increased 58.3% to $277,000 compared to $175,000 for the same period in 2007.  Insurance expense for the nine months ended September 30, 2008 increased 67.4% to $822,000 compared to $491,000 for the same period in 2007.  The increase in insurance expense for the comparative three and nine month periods is due to higher FDIC deposit insurance premiums resulting from the implementation of the new FDIC risk-related premium assessment.

Other expense for the third quarter of 2008 increased 6.4% to $1.2 million compared to $1.1 million for the same period in 2007.  Other expense for the nine months ended September 30, 2008 increased 6.2% to $3.4 million compared to $3.2 million for the same period in 2007.  The increase in other expense for the comparative three and nine month periods is due primarily to other real estate expenses.

Income Taxes

Income tax expense for the third quarter of 2008 was $557,000 compared with $786,000 for the same period of 2007.  Income tax expense for the nine months ended September 30, 2008 was $900,000 compared to $1.3 million for the same period of 2007.  The effective income tax rate for the Company for the three months ended September 30, 2008 was (13.8%) compared to 23.7% for the same period of 2007.  The effective income tax rate for the Company for the nine months ended September 30, 2008 was (132.2%) compared to 18.9% for the same period of 2007.  The decrease in the effective income tax rate for the comparative nine and three month periods is due primarily to the timing of the tax benefit treatment of the ordinary loss resulting from the $6.8 million Fannie Mae and Freddie Mac perpetual preferred stock charged to earnings for the nine and three months ended September 30, 2008, discussed earlier.  The ordinary loss treatment provided by section 301 of the Emergency Economic Stabilization Act of 2008 (“EESA”) will allow the

Company to recognize the tax benefit of approximately $2.3 million in the fourth quarter of 2008.  Also included in income tax expense for the nine and three months ended September 30, 2008 and 2007 is a federal tax benefit of a $5,000,000 investment in an affordable housing, corporate tax credit limited partnership.

Financial Condition

The total assets of the Company at September 30, 2008 were $1.18 billion, an increase of approximately $56.7 million, or 6.7% annualized, from $1.12 billion at December 31, 2007.

Mortgage Loans Held for Sale

Mortgage loans held for sale decreased $1.5 million, or 61.3% annualized, to $1.7 million at September 30, 2008 from $3.2 million at December 31, 2007.  This decrease is primarily related to a decrease in loans originated for sale into the secondary residential real estate loan market through VIST Mortgage.

Securities Available for Sale

Investment securities available for sale increased $12.2 million, or 8.4% annualized, to $204.2 million at September 30, 2008 from $192.0 million at December 31, 2007.  Included in securities available for sale at September 30, 2008 was a $15.0 million leveraged transaction utilizing quality mortgage-backed securities as collateral for borrowings classified as securities sold under agreements to repurchase.  The leveraged transaction will generate a net interest spread of approximately 323 basis points or $484,000 in net interest income annually over the next two years.  Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity. Accumulated other comprehensive loss increased by $6.1 million from December 31, 2007 to September 30, 2008. This increase of the unrealized losses on the Company’s investment portfolio was primarily caused by illiquidity in the market resulting from the current economic crisis and the federal takeover of Fannie Mae and Freddie Mac.

The amortized cost and estimated fair value of securities available for sale were as follows at September 30, 2008 and December 31, 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available For Sale	Cost	Gains	Losses	Value

September 30, 2008:
Obligations of U.S. Government agencies and corporations	$7,008	$—	$(191)	$6,817
Mortgage-backed debt securities	159,589	421	(2,856)	157,154
State and municipal obligations	23,961	—	(1,717)	22,244
Other debt securities	14,216	—	(6,369)	7,847
Equity securities	10,567	—	(428)	10,139
	$215,341	$421	$(11,561)	$204,201
December 31, 2007:
Obligations of U.S. Government agencies and corporations	$5,889	$11	$(2)	$5,898
Mortgage-backed debt securities	136,103	683	(587)	136,199
State and municipal obligations	20,582	20	(199)	20,403
Other debt securities	14,415	—	(494)	13,921
Equity securities	16,745	135	(1,258)	15,622
	$193,734	$849	$(2,540)	$192,043

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluations.  Consideration is given to (1) length of time and the extent to which the fair market value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recover in fair value, and (4) the current status of the underlying cash flow for both principal and interest.

The Company believes the decline in market value of the investments in the Company’s available for sale portfolio is primarily attributable to market perception and not credit quality, and because the underlying cash flows of these investments has not been impaired and the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2008.

Loans

Total loans, net of allowance for loan losses, increased to $861.4 million, or 7.8% annualized, at September 30, 2008 from $813.7 million at December 31, 2007.

The components of loans were as follows:

	September 30,	December 31,
	2008	2007
	(Dollar amounts in thousands)
Residential real estate	$240,903	$232,064
Commercial	165,910	156,396
Commercial, secured by real estate	399,587	374,346
Consumer	4,293	5,690
Home equity lines of credit	59,582	53,405
Loans	870,275	821,901

Net deferred loan fees	(832)	(903)
Allowance for loan losses	(8,009)	(7,264)

Loans, net of allowance for loan losses	$861,434	$813,734

Loans secured by real estate (not including home equity lending products) increased $33.9 million, or 7.5% annualized, to $640.3 million at September 30, 2008 from $606.4 million at December 31, 2007.  This increase is primarily due to an increase in originations of commercial loans secured by real estate.

Commercial loans increased to $565.7 million at September 30, 2008 from $530.7 million at December 31, 2007, an increase of $35.0 million, or 8.9% annualized.  The increase is due primarily to an increase in commercial real estate loans.  This increase is also net of approximately $740,000 of SBA loans sold during the period.  The sale of these loans is in line with the Company’s asset/liability strategy to limit interest rate risk and to generate other non-interest gain on sale of loan revenue.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2008 was $8.0 million compared to $7.3 million at December 31, 2007.  Additions to the allowance are made from time to time based upon management’s assessment of credit quality factors existing at that time.  The Company performs a review of the credit quality of its loan portfolio on a monthly basis to determine the adequacy of the allowance for loan losses.  The allowance at September 30, 2008 was 0.92% of outstanding loans compared to 0.88% of outstanding loans at December 31, 2007.  The increase in the allowance for loan losses at September 30, 2008 from December 31, 2007 is due primarily to an increase in outstanding loans and the result of management’s evaluation and classification of the credit quality of the loan portfolio utilizing a qualitative and quantitative internal loan review process.  The review process includes evaluations of individual loans requiring specific allocations as well as evaluations of the entire portfolio in light of the current and forecasted economic environment. For the nine months ended September 30, 2008, net charge-offs to average loans were 0.29% annualized as compared to 0.17% annualized for the year ended December 31, 2007.

The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio.  Additions to the allowance are charged through the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.  Management regularly assesses the adequacy of the allowance by performing both quantitative and qualitative evaluations of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, the value of any underlying collateral, risk characteristics in the loan portfolio, local and national economic conditions, and other relevant factors.  Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.  Based upon the results of such reviews, management believes that the allowance for loan losses at September 30, 2008 was adequate to absorb credit losses inherent in the portfolio at that date.

The following table shows the activity in the Company’s allowance for loan losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollar amounts in thousands)

Balance of allowance for loan losses, beginning of period	$7,862	$7,492	$7,264	$7,611
Loans charged-off:
Commercial, financial and agricultural	(150)	(605)	(1,326)	(1,012)
Real estate – mortgage	(64)	—	(357)	(34)
Consumer	(193)	(52)	(236)	(196)
Total loans charged-off	(407)	(657)	(1,919)	(1,242)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	26	7	66	110
Real estate – mortgage	—	8	—	53
Consumer	3	12	13	32
Total recoveries	29	27	79	195
Net loans charged-off	(378)	(630)	(1,840)	(1,047)
Provision for loan losses	525	300	2,585	598
Balance, end of period	$8,009	$7,162	$8,009	$7,162

Net charge-offs to average loans (annualized)	0.17%	0.32%	0.29%	0.18%
Allowance for loan losses to loans outstanding	0.92%	0.89%	0.92%	0.89%
Loans outstanding at end of period (net of unearned income)	$869,443	$805,434	$869,443	$805,434
Average balance of loans outstanding during the period	$881,009	$792,893	$852,138	$778,891

The following table summarizes the Company’s non-performing assets:

	September 30,	December 31,
	2008	2007
	(Dollar amounts in thousands)
Non-accrual loans:
Real estate	$9,383	$1,160
Consumer	—	259
Commercial, financial and agricultural	328	2,133
Total	9,711	3,552

Loans past due 90 days or more and still accruing:
Real estate	1,534	331
Consumer	25	408
Commercial, financial and agricultural	137	2,266
Total	1,696	3,005

Total non-performing loans	11,407	6,557
Other real estate owned	715	549

Total non-performing assets	$12,122	$7,106

Troubled debt restructurings	292	267

Non-performing loans to loans outstanding at end of period (net of unearned income)	1.31%	0.80%
Non-performing assets to loans outstanding at end of period (net of unearned income) plus OREO	1.39%	0.86%

At September 30, 2008, total non-performing loans were $11.4 million or 1.3% of total loans compared to $6.6 million or 0.8% of total loans at December 31, 2007. The $4.9 million increase in non-performing loans was due primarily to three commercial real estate loans totaling approximately $4.2 million.

Premises and Equipment

Components of premises and equipment were as follows:

	September 30,	December 31,
	2008	2007
	(Dollar amounts in thousands)

Land and land improvements	$263	$263
Buildings	873	865
Leasehold improvements	3,831	3,463
Furniture and equipment	11,319	10,879
	16,286	15,470

Less: accumulated depreciation	9,676	8,578

Premises and equipment, net	$6,610	$6,892

Deposits

Total deposits at September 30, 2008 were $783.6 million compared to $712.6 million at December 31, 2007, an increase of $70.9 million, or 13.3% annualized.

The components of deposits were as follows:

	September 30,	December 31,
	2008	2007
	(Dollar amounts in thousands)

Demand, non-interest bearing	$110,802	$109,718
Demand, interest bearing	234,819	221,071
Savings	84,124	88,151
Time, $100,000 and over	106,084	90,906
Time, other	247,725	202,799

Total deposits	$783,554	$712,645

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

Borrowings

Total debt decreased by approximately $4.8 million, or 2.2% annualized, to $289.5 million at September 30, 2008 from $294.3 million at December 31, 2007.  The decrease in total debt and borrowings was primarily due to overnight federal funds which decreased to $83.6 million at September 30, 2008 from $118.2 million at December 31, 2007.  The net decrease in borrowed funds was due primarily to deposits increasing to $783.6 million at September 30, 2008 from $712.6 million at December 31, 2007.  Securities sold under agreements to repurchase increased by $14.9 million, or 17.9% annualized, for the nine months ended September 30, 2008.  Long-term debt increased by $15.0 million, or 44.4% annualized, for the nine months ended September 30, 2008.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	September 30,	December 31,
	2008	2007
	(Dollar amounts in thousands)
Loan origination committments	$71,171	$79,886
Unused lines of credit	254,154	219,166
Standby letters of credit	15,287	18,135

Capital

Total shareholders’ equity decreased $9.0 million, or 11.3% annualized, to $97.5 million at September 30, 2008 from $106.6 million at December 31, 2007. Included in shareholders’ equity is an unrealized loss position on available for sale securities, net of taxes, as of September 30, 2008, of $7.4 million compared to an unrealized loss position on available for sale securities, net of taxes, of $1.1 million at December 31, 2007.  The decrease in shareholders’ equity for the comparative nine and three month periods ended September 30, 2008, is due primarily to the ordinary loss resulting from the $6.8 million Fannie Mae and Freddie Mac perpetual preferred stock charged to earnings discussed earlier.  Although the $2.3 million tax benefit of the OTTI loss will not occur until the fourth quarter of 2008, the company was instructed by federal bank regulatory agencies to effect the calculation of risk based capital by this benefit for the third quarter of 2008.

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

An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders’ equity less intangible assets (Tier 1 risk-based capital), to average quarterly assets less intangible assets.  The leverage ratio at September 30, 2008 was 7.15% compared to 7.99% at December 31, 2007.  This decrease is primarily the result of an increase in average total assets.  For the nine months ended September 30, 2008, the capital ratios were above minimum regulatory guidelines.

As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy.  Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments.  For the Company, Tier 1 risk-based capital consists of common shareholders’ equity less intangible assets plus the junior subordinated debt, and Tier 2 risk-based capital includes the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets.  By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier 1 risk-based capital.  In addition, federal banking regulatory authorities have issued a final rule restricting the Company’s junior subordinated debt to 25% of Tier 1 risk-based capital.  Amounts of junior subordinated debt in excess of the 25% limit generally may be included in Tier 2 risk-based capital.  The final rule provides a five-year transition period, ending March 31, 2009.  At September 30, 2008, the entire amount of these securities was allowable to be included as Tier 1 risk-based capital for the Company.  For both periods, the capital ratios were above minimum regulatory guidelines.

The following table sets forth the Company’s risk-based capital amounts and ratios.

	September 30,	December 31,
	2008	2007
	(Dollar amounts in thousands)

Tier I
Common shareholders’ equity excluding unrealized gains (losses) on securities	$97,546	$106,592
Disallowed intangible assets	(44,480)	(42,793)
Junior subordinated debt	19,962	20,082
Other Additions to Tier I Capital	2,326	—
Tier II
Allowable portion of allowance for loan losses	8,009	7,264
Unrealized losses on available for sale equity securities	6,969	375
Total risk-based capital	$90,331	$91,520
Risk adjusted assets (including off-balance sheet exposures)	$846,191	$823,056

Leverage ratio	7.15%	7.99%
Tier I risk-based capital ratio	9.73%	10.24%
Total risk-based capital ratio	10.68%	11.12%

The EESA also provides authority to the Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage backed securities and certain other financial instruments from financial institutions.  On October 14, 2008, the Treasury announced it will offer to qualifying U.S. banking institutions the opportunity to issue and sell preferred stock, along with warrants to purchase common stock, to the Treasury on what may be considered attractive terms under the Troubled Asset Relief Program Capital Purchase Program (the “Program”).  Although the Company’s capital ratios remain well above the minimum levels required for well capitalized status, it has submitted an application to participate in the Program.  There can be no assurance that the Company will be accepted to participate in the Program.  In addition, the FDIC has initiated the Temporary Liquidity Guarantee Program that will provide a 100 percent guarantee for a limited period of time to newly issued senior unsecured debt and non-interest bearing transaction deposits.  Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits.  Management is currently evaluating possible participation in the Temporary Liquidity Guarantee Program.

No material capital expenditures or material changes in the Company’s outstanding capital securities are anticipated at this time, except for the Company’s possible participation in the Program.

The Company is not aware of any pending recommendations by regulatory authorities that would have a material impact on the Company’s capital resources, or liquidity if they were implemented, except as described above, nor is the Company under any agreements with any regulatory authorities.

Junior Subordinated Debt

On March 9, 2000 and September 26, 2002, the Company established First Leesport Capital Trust I and Leesport Capital Trust II, respectively, in which the Company owns all of the common equity.  First Leesport Capital Trust I issued $5 million of mandatory redeemable capital securities carrying an interest rate of 10.875%, and Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of 3 month LIBOR plus 3.45%.  These debentures are the sole assets of the Trusts.  These securities must be redeemed in March 2030 and September 2032, respectively, but may be redeemed on or after March 2010 and November 2007, respectively, or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities no longer qualifies as Tier I capital for the Company.  In October 2002, the Company entered into an interest rate swap agreement that effectively converts the $5 million of fixed-rate capital securities to a floating interest rate of nine month LIBOR plus 5.25%.  In September 2008, the Company entered into an interest rate swap agreement that effectively converts the $10 million of adjustable-rate capital securities to a fixed interest rate of 7.25%.  The effective date of the swap transaction is February 2009 (see note 3 of consolidated financial statements).

On June 26, 2003, Madison established Madison Statutory Trust I in which the Company owns all of the common equity.  Madison Statutory Trust I issued $5 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10%.  These debentures are the sole assets of the Trusts.  These securities must be redeemed in June 2033, but may be redeemed on or after September 26, 2008 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities no longer qualifies as Tier I capital for the Company.  In September 2008, the Company entered into an interest rate swap agreement that effectively converts the $5 million of adjustable-rate capital securities to a fixed interest rate of 6.90%.  The effective date of the swap transaction is March 2009 (see note 3 of consolidated financial statements).

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

At September 30, 2008, the Company had a total of $289.5 million, or 24.5%, of total assets in borrowed funds.  These borrowings included $125.8 million of repurchase agreements, $83.6 million of federal funds purchased, $60 million of term borrowings with the Federal Home Loan Bank, and $20.1 million in junior subordinated debt.  The FHLB borrowings have final maturities ranging from November 2008 through January 2011 at interest rates ranging from 3.45% to 4.28%.  At September 30, 2008, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $204.9 million.  The Company remains slightly liability sensitive and will continue its strategy to originate adjustable rate commercial and installment loans and use investment security cash flows and non-interest bearing and core deposits and repurchase agreements to reduce the overnight borrowings to maintain a more neutral gap position.

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

During September 2008, the Company entered into an interest rate swap agreements with a notional amounts of $10 million and $5 million, respectively.  These derivative financial instruments effectively converted adjustable interest rate obligations of outstanding junior subordinated debt to fixed interest rate obligations, decreasing economic value risk by locking in lower rates in a potentially rising rate environment.  The Company considers the credit risk inherent in the contracts to be negligible.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company’s assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

Item 4 - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2008.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of such date.

There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

No shares of the Company’s common stock were repurchased by the Company during the three month period ended September 30, 2008. The maximum number of shares that may yet be purchased under the current plan is 115,000 shares.

Item 3	Defaults Upon Senior Securities – None

Item 4	Other Information - None

Item 6                            Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of VIST Financial Corp. (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on March 7, 2008).

3.2	Bylaws of VIST Financial Corp. (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on June 23, 2008).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIST FINANCIAL CORP.
(Registrant)

Dated: November 10, 2008	By	/s/	Robert D. Davis

Robert D. Davis
President and Chief
Executive Officer

Dated: November 10, 2008	By	/s/	Edward C. Barrett

Edward C. Barrett
Executive Vice President and
Chief Financial Officer