Form 10-K
period 2008-12-31
VIST FINANCIAL CORP
filed 2009-03-06
CIK 775662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE
FISCAL YEAR ENDED DECEMBER 31, 2008

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

        As of June 30, 2008, the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates computed by reference to the price at which common stock was last sold was approximately $70.0 million.

        Number of Shares of Common Stock Outstanding at March 6, 2009: 5,728,318

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement prepared in connection with its Annual Meeting of Stockholders to be held on April 21, 2009 are incorporated in Part III hereof.

PART I

FORWARD LOOKING STATEMENTS

        VIST Financial Corp. (the "Company"), may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits hereto and thereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

        These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company's control). The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; the nature, extent, and timing of governmental actions and reforms, including the rules of participation for the Trouble Asset Relief Program voluntary Capital Purchase Plan under the Emergency Economic Stabilization Act of 2008, which may be changed unilaterally and retroactively by legislative or regulatory actions; and the success of the Company at managing the risks involved in the foregoing.

        The Company cautions that the foregoing list of important factors is not exclusive. Readers are also cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this report, even if subsequently made available by the Company on its website or otherwise. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company to reflect events or circumstances occurring after the date of this report.

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

        At December 31, 2008, the Company had total assets of $1.2 billion, total shareholders' equity of $122.5 million, and total deposits of $850.6 million.

        On December 19, 2008, the Company issued to the United States Department of the Treasury ("Treasury") 25,000 shares of Series A, Fixed Rate, Cumulative Perpetual Preferred Stock ("Series A Preferred Stock"), with a par value of $0.01 per share and a liquidation preference of $1,000 per share, and a warrant ("Warrant") to purchase 364,078 shares of the Company's common stock, par value $5.00 per share, for an aggregate purchase price of $25.0 million in cash (see note 15 of the consolidated financial statements). The issuance of the Series A Preferred Stock also carries certain restrictions with regards to the Company's declaration and payment of cash dividends on common stock and the redemption, purchase or acquisition any shares of Common Stock or other capital stock or other equity securities of any kind of the Company, or any junior subordinate debt (trust preferred securities) issued by the Company or any affiliate of the Company.

Subsidiary Activities

The Bank

        The Company's wholly-owned banking subsidiary is VIST Bank ("VIST Bank" or the "Bank"), a Pennsylvania chartered commercial bank. During the year ended December 31, 2000, the charters of The First National Bank of Leesport, incorporated under the laws of the United States of America as a national bank in 1909, and Merchants Bank of Pennsylvania, both wholly-owned banking subsidiaries of the Company at that time, were merged into a single charter. VIST Bank operates in Berks, Schuylkill, Philadelphia, Delaware and Montgomery counties in Pennsylvania.

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

        VIST Bank had two wholly-owned subsidiaries as of December 31, 2008; VIST Mortgage Holdings, LLC and VIST Realty Solutions, LLC.

        VIST Mortgage Holdings, LLC, a Pennsylvania limited liability company, provides mortgage brokerage services, including, without limitation, any activity in which a mortgage broker may engage. It is operated as a permissible "affiliated business arrangement" within the meaning of the Real Estate Settlement Procedures Act of 1974. VIST Mortgage Holdings, LLC is currently inactive.

        VIST Realty Solutions, LLC, a Pennsylvania limited liability company, provides title insurance and other real estate related services to the Company's customers through limited partnership arrangements with unaffiliated third parties involved in the real estate services industry. The capital contributions of VIST Realty Solutions, LLC in connection with the formation of each of the limited partnerships were not material. None of the limited partnership arrangements involves the use of a special purposes entity for financial accounting purposes or any off-balance sheet financing technique. On October 29, 2008, VIST Realty Solutions, LLC dissolved its operations by selling its partnership interest to the remaining limited partnerships for an amount which approximated its initial capital contribution. Neither the Company nor any other affiliate of the Company nor VIST Realty Solutions, LLC has any continuing contractual financial commitment to the limited partnerships.

Commercial and Retail Banking

        VIST Bank provides services to its customers through seventeen full service financial centers, which operate under VIST Bank's name in Leesport, Blandon, Bern Township, Wyomissing, Breezy Corner, Hamburg, Birdsboro, Northeast Reading, Exeter Township, and Sinking Spring all of which are in Berks County, Pennsylvania. VIST Bank also operates a financial center in Schuylkill Haven, which is located in Schuylkill County, Pennsylvania. VIST Bank also operates financial centers in Blue Bell, Conshohocken, Oaks and Centre Square all of which are in Montgomery County, Pennsylvania. The Bank closed its Horsham financial center in 2008. The Bank also operates a financial center in Fox Chase (northeast Philadelphia) in Philadelphia County, Pennsylvania and Strafford in Delaware County, Pennsylvania. The Bank also operates a limited service facility in Wernersville, Berks County, Pennsylvania. All full service financial centers provide automated teller machine services. Each financial center, except the Wernersville and Breezy Corner locations, provides drive-in facilities.

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

        At December 31, 2008, the Company and VIST Bank had the equivalent of 293 and 194 full-time employees, respectively.

Mortgage Banking

        VIST Bank provides mortgage banking services to its customers through VIST Mortgage. VIST Mortgage operates offices in Reading and Blue Bell, which are located in Berks County, Pennsylvania, Schuylkill County, Pennsylvania and Montgomery County, Pennsylvania, respectively. In 2008, VIST Mortgage closed its Camp Hill office which was located in Cumberland County, Pennsylvania.

Insurance

        VIST Insurance, LLC ("VIST Insurance"), a full service insurance agency, offers a full line of personal and commercial property and casualty insurance as well as group insurance for businesses, employee and group benefit plans, and life insurance. VIST Insurance is headquartered in Reading, Pennsylvania with sales offices at 108 South Fifth Street, Reading, Pennsylvania; 460 Norristown Road, Blue Bell, Pennsylvania; and 1240 Broadcasting Road, Wyomissing, Pennsylvania. VIST Insurance had 64 full-time employees at December 31, 2008.

Wealth Management

        VIST Capital Management LLC, ("VIST Capital"), a full service investment advisory and brokerage services company, offers a full line of products and services for individual financial planning, retirement and estate planning, investments, corporate and small business pension and retirement planning. VIST Capital is headquartered at 1240 Broadcasting Road, Wyomissing, Pennsylvania and had 7 full-time employees at December 31, 2008.

Equity Investments

        Health Savings Accounts—In July 2005, the Company purchased a 25% equity position in First HSA, LLC a national health savings account ("HSA") administrator. The investment formalized a relationship that existed since 2001. This relationship has allowed the Company to be a custodian for HSA customers throughout the country. At December 31, 2008, the Company has more than 29,908 accounts with approximately $56.4 million in deposits. The HSA relationship has given the Company a strong presence in the HSA business and will continue to benefit the Company by raising deposits in 2009.

Junior Subordinated Debt

        The Company owns First Leesport Capital Trust I (the "Trust"), a Delaware statutory business trust formed on March 9, 2000, in which the Company owns all of the common equity. The Trust has outstanding $5 million of 10.875% fixed rate mandatory redeemable capital securities. These securities must be redeemed in March 2030, but may be redeemed on or after March 9, 2010 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if these securities no longer qualify as Tier 1 capital for the Company. In October, 2002 the Company entered into an interest rate swap agreement that effectively converts the securities to a floating interest rate of six month LIBOR plus 5.25%. In June, 2003 the Company purchased a six month LIBOR cap to create protection against rising interest rates for the interest rate swap.

        On September 26, 2002, the Company established Leesport Capital Trust II, a Delaware statutory business trust, in which the Company owns all of the common equity. Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45%. These securities must be redeemed in September 2032, but may be redeemed on or after November 7, 2007 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if these securities no longer qualify as Tier 1 capital for the Company. The Company opted not to redeem these capital securities in 2008 due to unfavorable economic conditions and interest rates. The Company will continue to evaluate the feasibility of redeeming these capital securities. In September 2008, the Company entered into an interest rate swap agreement that effectively converts the $10 million of adjustable-rate capital securities to a fixed interest rate of 7.25%. The effective date of the swap transaction is February 2009.

        On June 26, 2003, Madison established Madison Statutory Trust I, a Connecticut statutory business trust. Pursuant to the purchase of Madison on October 1, 2004, the Company assumed Madison Statutory Trust I in which the Company owns all of the common equity. Madison Statutory Trust I issued $5 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10%. These securities must be redeemed in June 2033, but may be redeemed on or after September 26, 2008 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company. The Company opted not to redeem these capital securities in 2008 due to unfavorable economic conditions and interest rates. The Company will continue to evaluate the feasibility of redeeming these capital securities. In September 2008, the Company entered into an interest rate swap agreement that effectively converts the $5 million of adjustable-rate capital securities to a fixed interest rate of 6.90%. The effective date of the swap transaction is March 2009.

        Prior to the earlier of the third anniversary date of the issuance of the Series A Preferred Stock issued to Treasury (December 19, 2011) or the date on which the Series A Preferred Stock has been redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties which are not affiliates of the Treasury, neither the Company nor any of its subsidiaries are permitted to, redeem, purchase or acquire any trust preferred securities issued by the Company or any affiliate of the Company without the consent of the Treasury.

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

        Under these policies and subject to the restrictions applicable to the Bank, the Bank had approximately $9.6 million available for payment of dividends to the Company at December 31, 2008, without prior regulatory approval.

FDIC Insurance Assessments

        In February 2006, deposit insurance modernization legislation was enacted. Effective March 31, 2006, the law merged the BIF Fund and the SAIF Fund into a single Deposit Insurance Fund, increased deposit insurance coverage for IRAs to $250,000, provided for the future increase of deposit insurance on all accounts by authorizing the FDIC to index the coverage to the rate of inflation, authorized the FDIC to set the reserve ratio of the combined Deposit Insurance Fund at a level between 1.15% and 1.50%, and permited the FDIC to establish assessments to be paid by insured banks. On October 3, 2008, in response to the ongoing economic crisis affecting the financial services industry, the Emergency Economic Stabilization Act of 2008 was enacted which raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.

        The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital adequacy and supervisory measures as well as certain financial ratios. Deposit insurance assessment rates are billed quarterly and in arrears. The current assessment rate calculation is valid only for Risk Category I or well-capitalized institutions with minimum composite CAMELS ratings as of the end of the quarterly assessment period. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 2008, the Bank was well capitalized for purposes of calculating FDIC insurance assessments.

        The FDIC's Board of Directors has adopted minimum and maximum assessment rates for Risk Category I institutions of 5.0 basis points and 7.0 basis points, respectively, beginning in 2007. Based on the FDIC assessment rate calculation at December 31, 2008, the Bank's FDIC assessment rate is 6.59 basis points. On December 16, 2008, the FDIC Board of Directors approved the final rule on deposit insurance assessment rates for the first quarter of 2009. The rule raises assessment rates uniformly by 7 basis points (annual rate) for the first quarter of 2009 only. Annual rates applicable to the first quarter 2009 assessments, which would be collected at the end of June 2009, are as follows:

  Risk Category I: 12 - 14 basis points;
  Risk Category II: 17 basis points;
  Risk Category III: 35 basis points; and
  Risk Category IV: 50 basis points.

        On February 27, 2009, the FDIC Board of Directors took further action to strengthen the Deposit Insurance Fund ("DIF") by adopting an interim rule imposing a special assessment on insured institutions of 20 basis points on June 30, 2009, with the option of imposing an emergency special assessment after June 30, 2009 of up to 10 basis points, adopting a final rule implementing changes to the risk-based assessment system, and setting assessment rates beginning with the second quarter of 2009. The ultimate goal of these FDIC actions is to restore the DIF reserve ratio to 1.15% within the next seven years. The FDIC increased the DIF reserve ratio restoration period from five to seven years due to recent economic pressures impacting banks and the financial system. Based on our most recent FDIC deposit insurance assessment base, the special assessment on insured institutions of 20 basis points, if implemented, would increase our FDIC deposit insurance premiums by approximately $1.6 million in 2009.

        Assessment rates beginning April 1, 2009 will increase. Banks in the top tier risk category currently pay any where from 12 cents per $100 of deposits to 14 cents per $100 of deposits for FDIC insurance. FDIC insurance assessment rates for these banks will increase and will now include an initial base rate of between 12 cents per $100 of deposits to 16 cents per $100 of deposits with higher assessment rates for those institutions that rely significantly on secured borrowings and brokered deposits. The FDIC will reduce assessment rates for smaller banks, banks with high levels of tier 1 capital and banks that hold long-term unsecured debt.

        In 2008, the Bank paid $493,600 in FDIC deposit insurance premiums, however, it is subject to assessments to pay the interest on Financing Corporation ("FICO") bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the FICO bonds. Beginning in 2000, commercial banks and thrifts are subject to the same assessment for FICO bonds. The FDIC sets the Financing Corporation assessment rate every quarter. The current FICO bond assessment for the Bank is $.0114, annualized, for each $100 of deposits. The deposit insurance modernization legislation does not affect the authority of the Financing Corporation to collect these assessments.

FDIC Temporary Liquidity Guarantee Program

        On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (TLG Program) to strengthen confidence and encourage liquidity in the banking system. The TLG Program consists of two components: a temporary guarantee of newly issued senior unsecured debt (the Debt Guarantee Program) and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions (the Transaction Account Guarantee Program).

        The TLG Program became effective on October 14, 2008. All eligible entities were covered under the TLG Program for the first 30 days of the TLG Program. No later than December 5, 2008, each eligible entity mandatory informed the FDIC of its desired to opt out of the Debt Guarantee Program or the Transaction Account Guarantee Program, or both. The decision to opt out is irrevocable. Failure to opt out of either component by December 5, 2008, constituted an irrevocable decision to continue participation in that component. For each component, a U.S. Bank Holding Company and all of its affiliates that are eligible entities must have made the same election regarding participation. Similarly, for each component, a U.S. Savings and Loan Holding Company and all of its affiliates that are eligible entities must have made the same election regarding participation. For example, if one member of a holding company group opted out with respect to the Debt Guarantee Program, then all eligible entities within the same group are also deemed to have opted out. Entities that opted out were subject to certain disclosure requirements, as specified in Part 370 of the FDIC's regulations.

        No entity was charged for the first 30 days of the TLG Program. Any eligible entity that opted out of the Program on or before December 5, 2008, did not pay any assessment under the Program. Any eligible entity that did not opt out on or before December 5, 2008, was required to pay assessments retroactive to November 13, 2008. The assessments associated with the TLG Program, as outlined in the Final Rule, are as follows:

  All new issued senior unsecured debt as defined in the regulation was charged an annualized assessment of up to 100 basis points (depending on debt term) multiplied by the amount of debt issued, and calculated through the date of that debt or June 30, 2012, whichever is earlier.

  Holding companies and other non-insured depository institutions in a holding company structure may be assessed an additional 10 basis points under certain circumstances, as described in the Final Rule.

  Amounts exceeding the existing deposit insurance limit of $250,000 in any noninterest-bearing transaction accounts as defined in the regulation will be assessed an annualized 10 basis points collected quarterly for coverage through December 31, 2009.

        Any eligible entity that did not opt out of the Debt Guarantee Program notified the FDIC of the amount of outstanding senior unsecured debt as of September 30, 2008 that is scheduled to mature on or before June 30, 2009, for purposes of determining the maximum guaranteed amount under this component.

        The Company and the Bank are participating in the Debt Guarantee Program and the Transaction Account Guarantee Program. For both the Company and the Bank, the total amount of outstanding senior unsecured debt as defined in the regulation as of September 30, 2008, that is scheduled to mature on or before June 30, 2009, was $0.

        If a participating entity wanted to have the option of issuing certain non-guaranteed senior unsecured debt before issuing the maximum amount of guaranteed debt, it could have elected to do so. Election of this option requires a participating entity to pay an upfront nonrefundable fee in exchange for which it will be able to issue, at any time and without regard to the cap, non-guaranteed senior unsecured debt with a maturity date after June 30, 2012. The nonrefundable fee would be equal to 37.5 basis points of the par or face value of senior unsecured debt, excluding debt extended to affiliates or institution affiliated parties, outstanding as of September 30, 2008, that is scheduled to mature on or before June 30, 2009. An entity electing the nonrefundable fee option will be billed as it issues guaranteed debt under the Debt Guarantee Program, and the amounts paid as a nonrefundable fee will offset these bills until the nonrefundable fee is exhausted. Thereafter, the institution must pay an additional assessment for guaranteed debt as it issues the debt. Both the Company and the Bank declined the option of issuing certain non-guaranteed senior unsecured debt before issuing the maximum amount of guaranteed debt.

Federal Home Loan Bank System

        The Bank is a member of the Federal Home Loan Bank of Pittsburgh (the "FHLB"), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At December 31, 2008, the Bank had $53.4 million in short-term FHLB advances outstanding and $50.0 million in longer-term FHLB advances outstanding.

        As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB. At December 31, 2008, the Bank had $5.7 million in stock of the FHLB which was in compliance with this requirement.

Emergency Economic Stabilization Act of 2008

        The Emergency Economic Stabilization Act of 2008 ("EESA") was enacted on October 3, 2008. EESA enables the federal government, under terms and conditions to be developed by the Secretary of the Treasury, to insure troubled assets, including mortgage-backed securities, and collect premiums from participating financial institutions. EESA includes, among other provisions: (a) the $700 billion Troubled Assets Relief Program ("TARP"), under which the Secretary of the Treasury is authorized to purchase, insure, hold, and sell a wide variety of financial instruments, particularly those that are based on or related to residential or commercial mortgages originated or issued on or before March 14, 2008; and (b) an increase in the amount of deposit insurance provided by the FDIC.

        Under the TARP, the United States Department of Treasury authorized a voluntary Capital Purchase Program to purchase up to $250 billion of senior preferred shares of qualifying financial institutions that elected to participate by November 14, 2008. As previously disclosed, on

December 19, 2008, the Company issued to Treasury, 25,000 shares of Series A Preferred Stock and a warrant to purchase 364,078 shares of the Company's common stock for an aggregate purchase price of $25.0 million under the TARP Capital Purchase Program (see note 15 to notes to consolidated financial statements). Companies participating in the TARP Capital Purchase Program were required to adopt certain standards relating to executive compensation. The terms of the TARP Capital Purchase Program also limit certain uses of capital by the issuer, including with respect to repurchases of securities and increases in dividends.

Financial Stability Plan

        On February 10, 2009, the Financial Stability Plan ("FSP") was announced by the U.S. Treasury Department. The FSP is a comprehensive set of measures intended to bolster the financial system. The core elements of the FSP include making bank capital injections, creating a public-private investment fund to buy troubled assets, establishing guidelines for loan modification programs and expanding the Federal Reserve lending program. Treasury has indicated more details regarding the FSP are to be announced on a newly created government website, FinancialStability.gov, in the next several weeks.

American Recovery and Reinvestment Act of 2009

        On February 17, 2009, the American Recovery and Reinvestment Act of 2009 ("ARRA") was enacted. ARRA is intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch. The bill includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure. The new law also includes certain noneconomic recovery related items, including a limitation on executive compensation in federally aided financial institutions, including institutions, such as the Company, that had previously received an investment by Treasury under the TARP Capital Purchase Program.

        Under ARRA, an institution that either will receive funds or which had previously received funds under TARP, will be subject to certain restrictions and standards throughout the period in which any obligation arising under TARP remains outstanding (except for the time during which the federal government holds only warrants to purchase common stock of the issuer). The following summarizes the significant requirements of ARRA, which are to be included in standards to be established by Treasury:

  •
  limits on compensation incentives for risks by senior executive officers;

  •
  a requirement for recovery of any compensation paid based on inaccurate financial information;

  •
  a prohibition on "golden parachute payments" to specified officers or employees, which term is generally defined as any payment for departure from a company for any reason;

  •
  a prohibition on compensation plans that would encourage manipulation of reported earnings to enhance the compensation of employees;

  •
  a prohibition on bonus, retention award, or incentive compensation to designated employees, except in the form of long-term restricted stock;

  •
  a requirement that the board of directors adopt a luxury expenditures policy;

  •
  a requirement that shareholders be permitted a separate nonbinding vote on executive compensation;

  •
  a requirement that the chief executive officer and the chief financial officer provide a written certification of compliance with the standards, when established, to the SEC.

        Under ARRA, subject to consultation with the appropriate federal banking agency, Treasury is required to permit a recipient of TARP funds to repay any amounts previously provided to or invested in the recipient by Treasury without regard to whether the institution has replaced the funds from any other source or to any waiting period. These provisions of ARRA relating to repayment of an investment by Treasury are different from the terms originally adopted under Treasury's Capital Purchase Program and reflected in the transaction documents executed by the Company on December 19, 2008. Treasury has confirmed that recipients of funds under the Capital Purchase Program may repay them irrespective of funding dates notwithstanding the terms of the original transaction documents.

Homeowner Affordability and Stability Plan

        On February 18, 2009, the Homeowner Affordability and Stability Plan ("HASP") was announced by the President. HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages by providing access to low-cost refinancing for responsible homeowners suffering from falling home prices, implementing a $75 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes, and supporting low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac. More details regarding HASP are expected to be announced on March 4, 2009. We continue to monitor these developments and assess their potential impact on the business of the Company and the Bank.

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

Item 1A.    Risk Factors

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

        On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the "EESA") which, among other measures, authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program, or "TARP." The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Under the TARP Capital Purchase Program, Treasury is purchasing equity securities from participating institutions.

EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

        EESA followed, and has been followed by, numerous actions by the Board of Governors of the Federal Reserve System, the U.S. Congress, Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

        On October 14, 2008, the FDIC announced the establishment of a temporary liquidity guarantee program to provide full deposit insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by FDIC-insured institutions and their holding companies. Insured institutions were automatically covered by this program from October 14, 2008 until December 5, 2008, unless they opted out prior to that date. Under the program, the FDIC will guarantee timely payment of newly issued senior unsecured debt issued on or before June 30, 2009. The debt includes all newly issued unsecured senor debt including promissory notes, commercial paper and inter-bank funding. The aggregate coverage for an institution may not exceed 125% of its debt outstanding on September 30, 2008 that was scheduled to mature before June 30, 2009, or, for certain insured institutions, 2% of liabilities as of September 30, 2008. The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date.

        The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. EESA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Difficult market conditions and economic trends have adversely affected our industry and our business.

        We are particularly exposed to downturns in the U. S. housing market. Dramatic declines in the housing market over the past year, with decreasing home prices and increasing delinquencies and foreclosures, may have a negative impact on the credit performance of mortgage, consumer, commercial and construction loan portfolios resulting in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment may negatively impact the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Financial institutions have experienced decreased access to deposits or borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. We do not expect that the difficult market conditions will improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the industry. In particular, we may face the following risks in connection with these events:

  •
  We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

  •
  Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions.

  •
  We also may be required to pay even higher Federal Deposit Insurance Corporation premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

  •
  Our ability to borrow from other financial institutions or the Federal Home Loan Bank on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events.

  •
  We may experience a prolonged decrease in dividend income from our investment in Federal Home Loan Bank stock.

  •
  We may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

Current levels of market volatility are unprecedented.

        The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, results of operations and cash flows.

The market value of our securities portfolio may continue to be impacted by the level of interest rates and the credit quality and strength of the underlying issuers.

        If a decline in market value of a security is determined to be other than temporary, under generally accepted accounting principles, we are required to write these securities down to their estimated fair value. As of December 31, 2008, we owned single issue and pooled trust preferred securities and private label collateralized mortgage obligations whose aggregate historical cost basis is greater than their estimated fair value (see note 4 of the consolidated financial statements). We have reviewed these securities and determined that the decreases in estimated fair value are temporary. We perform an ongoing analysis of these securities utilizing both readily available market data and third party analytical models. Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, we will write them down through a charge to earnings to their then current fair value.

        The Company's banking subsidiary, VIST Bank, is a member of the FHLB and is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB. At December 31, 2008, the Bank had $5.7 million in stock of the FHLB which was in compliance with this requirement. These equity securities are "restricted" in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment write-downs have been recorded on these securities during 2008, 2007, or 2006. At December 31, 2008, the Bank had $53.4 million in short-term FHLB advances outstanding and $50.0 million in longer-term FHLB advances outstanding.

        The FHLB of Pittsburgh announced in December 2008 that it voluntarily suspended the payment of dividends and the repurchase of excess capital stock from member banks. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of maintaining liquidity and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase excess capital stock. The FHLB last paid a dividend in the third quarter of 2008. Accounting guidance indicates that an investor in FHLB Pittsburgh capital stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that should reflect the investor's view of FHLB Pittsburgh's long-term performance, which includes factors such as its operating performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes on FHLB Pittsburgh, and accordingly, on the members of FHLB Pittsburgh and its liquidity and funding position. After evaluating all of these considerations, the Company believes the par value of its shares will be recovered. Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

Changes in interest rates could reduce our income, cash flows and asset values.

        Our income and cash flows and the value of our assets depend to a great extent on the difference between the interest rates we earn on interest-earning assets, such as loans and investment securities, and the interest rates we pay on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits and borrowings but will also affect our ability to originate loans and obtain deposits and the value of our investment portfolio. If the rate of interest we pay on our deposits and other borrowings increases more or decreases less than the rate of interest we earn on our loans and other investments, our net interest income, and therefore our earnings, could be adversely affected. Our earnings also could be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.

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

        At December 31, 2008, our lending limit per borrower was approximately $14.5 million, or approximately 12% of our capital. Accordingly, the size of loans that we can offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and to our customers.

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

        The market price for our common stock has fluctuated, ranging between $18.43 and $7.73 per share during the 12 months ended December 31, 2008. The overall market and the price of our common stock may continue to be volatile. There may be a significant impact on the market price for our common stock due to, among other things, developments in our business, variations in our anticipated or actual operating results, changes in investors' or analysts' perceptions of the risks and conditions of our business and the size of the public float of our common stock. The average daily trading volume for our common stock as reported on NASDAQ was 2,984 shares during the twelve months ended December 31, 2008, with daily volume ranging from a low of zero shares to a high of 85,700 shares. There can be no assurance that a more active or consistent trading market in our common stock will develop. As a result, relatively small trades could have a significant impact on the price of our common stock.

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

Property Location	Leased or Owned
Corporate Office 1240 Broadcasting Road Wyomissing, Pennsylvania	Leased
Operations Center 1044 MacArthur Road Reading, Pennsylvania	Leased
North Pointe Financial Center 241 South Centre Avenue Leesport, Pennsylvania	Leased
Northeast Reading Financial Center 1210 Rockland Street Reading, Pennsylvania	Leased
Hamburg Financial Center 801 South Fourth Street Hamburg, Pennsylvania	Leased
Bern Township Financial Center 909 West Leesport Road Leesport, Pennsylvania	Leased
Wernersville Financial Center 1 Reading Drive Wernersville, Pennsylvania	Leased
Breezy Corner Financial Center 3401-3 Pricetown Road Fleetwood, Pennsylvania	Leased
Blandon Financial Center 100 Plaza Drive Blandon, Pennsylvania	Leased
Wyomissing Financial Center 1199 Berkshire Boulevard Wyomissing, Pennsylvania	Leased
Schuylkill Haven Financial Center 237 Route 61 South Schuylkill Haven, Pennsylvania	Leased
Birdsboro Financial Center 350 West Main Street Birdsboro, Pennsylvania	Leased

Property Location	Leased or Owned
Exeter Financial Center 4361 Perkiomen Avenue Reading, Pennsylvania	Leased
Sinking Spring Financial Center 4708 Penn Ave Sinking Spring, Pennsylvania	Leased
Blue Bell Financial Center The Madison Bank Building 1767 Sentry Parkway West Blue Bell, Pennsylvania	Leased
Centre Square Financial Center 1380 Skippack Pike Blue Bell, Pennsylvania (Scheduled to Close in 2009)	Leased
Conshohocken Financial Center Plymouth Corporate Center Suite 600 625 Ridge Pike Conshohocken, Pennsylvania	Leased
Fox Chase Financial Center 8000 Verree Road Philadelphia, Pennsylvania	Owned
Oaks Financial Center 1232 Egypt Road Oaks, Pennsylvania	Leased
Strafford Financial Center 600 West Lancaster Avenue Strafford, Pennsylvania	Leased
VIST Insurance 108 South Fifth Street Reading, Pennsylvania	Owned
VIST Insurance Suite 103 460 Norristown Road Blue Bell, Pennsylvania	Leased
VIST Bank (Mortgage Banking Office) Suite 220 1767 Sentry Parkway West Blue Bell, Pennsylvania	Leased
VIST Bank (Mortgage Banking Office) 2213 Quarry Drive West Lawn, Pennsylvania	Leased

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

Item 4.    Submission of Matters to a Vote of Security Holders

        At a special meeting of shareholders held on December 17, 2008, shareholders of the Company approved the following matters:

        1.     Amendment of VIST Financial Corp.'s Articles of Incorporation to authorize the issuance of up to 1 million shares of preferred stock.

Votes
For	Against	Abstain
2,916,932	517,010	56,420

        2.     Grant management the authority to adjourn, postpone or continue the special meeting.

Votes
For	Against	Abstain
2,929,075	501,227	60,060

Item 4A.    Executive Officers of the Registrant

        Certain information, as of December 31, 2008, including principal occupation during the past five years, relating to each executive officer of the Company is as follows:

Name, Address, and Position Held with the Company	Age	Position Held Since	Principal Occupation for Past 5 Years
ROBERT D. DAVIS Chester Springs, Pennsylvania President and Chief Executive Officer	61	2005	President and Chief Executive Officer of the Company and the Bank since September 2005; Chairman of VIST Insurance, LLC; Chairman of VIST Capital Management, LLC; prior thereto, President and Chief Executive Officer and Director of Republic First Bank since 1999.
EDWARD C. BARRETT Wyomissing, Pennsylvania Executive Vice President and Chief Financial Officer	60	2002	Executive Vice President since October 2003 and Chief Financial Officer of the Company since September 2004; prior thereto, Chief Administrative Officer since July 2002.
CHRISTINA S. McDONALD Oreland, Pennsylvania Executive Vice President and Chief Retail Banking Officer of VIST Bank	43	2004	Executive Vice President and Chief Retail Banking Officer of VIST Bank since 2002.
CHARLES J. HOPKINS Sinking Spring, Pennsylvania Senior Vice President of VIST Financial Corp.	58	1998	Vice Chair of VIST Insurance, LLC since January 2008; prior thereto, President and CEO of VIST Insurance, LLC since 1992.
TERRY F. FAVILLA Lititz, Pennsylvania Senior Vice President and Treasurer	47	2006
			Senior Vice President and Treasurer of the Company since June 2006; prior thereto, Vice President and Corporate Controller of the Company since June 2004; prior thereto, Vice President and Asset/Liability Management Controller of Susquehanna Bancshares, Inc. since August 1996.
JENETTE L. ECK Centerport, Pennsylvania Senior Vice President and Corporate Secretary	46	1998	Senior Vice President and Secretary of the Company since 2001.
MICHAEL C. HERR Wyomissing, Pennsylvania Chief Operating Officer	43	2009	Chief Operating Officer of VIST Insurance, LLC since 2009; prior thereto, Senior Vice President of VIST Insurance, LLC since 2004.
NEENA M. MILLER Reading, Pennsylvania Executive Vice President and Chief Credit Officer of VIST Bank	44	2008
			Executive Vice President and Chief Credit Officer of VIST Bank since 2008: prior thereto, Executive Vice President and Chief Credit Officer of Republic First Bank since 2005; prior thereto, Senior Credit Officer of Republic First Bank since 2004.

PART II

Item 5.    Market For Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Performance Graph

        Set forth below is a graph and table comparing the yearly percentage change in the cumulative total shareholder return on the Company's common stock against the cumulative total return on the NASDAQ-Total US Index, and the SNL Mid-Atlantic Bank Index for the five-year period commencing December 31, 2003, and ending December 31, 2008.

        Cumulative total return on the Company's common stock, the NASDAQ Combination Bank Index, and the SNL Mid-Atlantic Bank Index equals the total increase in value since December 31, 2003, assuming reinvestment of all dividends. The graph and table were prepared assuming that $100 was invested on December 31, 2003, in Company common stock, the NASDAQ-Total US Index, and the SNL Mid-Atlantic Bank Index.

VIST Financial Corp.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
VIST Financial Corp.	100.00	114.91	113.22	122.14	99.60	44.63
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Mid-Atlantic Bank	100.00	105.91	107.79	129.37	97.83	53.89

        As of December 31, 2008, there were 780 record holders of the Company's common stock. The market price of the Company's common stock for each quarter in 2008 and 2007 and the dividends declared on the Company's common stock for each quarter in 2008 and 2007 are set forth below.

Market Price of Common Stock

        The Company's common stock is traded on the NASDAQ Global Select Market under the symbol "VIST." The following table sets forth, for the fiscal quarters indicated, the high and low bid and asked price per share of the Company's common stock, as reported on the NASDAQ Global Select Market, and has been adjusted for the 5% stock dividend distributed to shareholders on June 15, 2007:

	Bid		Asked
	High	Low	High	Low
2008
First Quarter	$18.47	$14.50	$21.00	$15.31
Second Quarter	17.65	11.00	18.00	14.23
Third Quarter	14.61	5.40	17.00	10.31
Fourth Quarter	11.90	7.48	20.00	7.51
2007
First Quarter	$23.69	$20.00	$24.19	$20.84
Second Quarter	22.18	19.45	23.00	19.50
Third Quarter	20.00	18.00	20.13	18.28
Fourth Quarter	20.03	16.50	20.12	16.80

Series A Preferred Stock and Common Stock Dividends

        On December 19, 2008, the Company issued to the Treasury 25,000 shares of Series A Preferred Stock which pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. Under ARRA, the Series A Preferred Stock may be redeemed at any time following consultation by the Company's primary bank regulator and Treasury, not withstanding the terms of the original transaction documents. Under FAQ's issued recently by Treasury, participants in the Capital Purchase Program desiring to repay part of an investment by Treasury must repay a minimum of 25% of the issue price of the preferred stock.

        Prior to the earlier of the third anniversary date of the issuance of the Series A Preferred Stock (December 19, 2011) or the date on which the Series A Preferred Stock have been redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties which are not affiliates of the Treasury, the Company can not increase its common stock dividend from the last quarterly cash dividend per share ($0.10) declared on the common stock prior to October 14, 2008 without the consent of the Treasury,

        Cash dividends on the Company's common stock have historically been payable on the 15th of January, April, July, and October. In 2008, cash dividends were paid in the months of January, April, July, and November. In 2009, cumulative cash dividends on the Series A Preferred Stock and cash dividends on common stock are payable on the 15th of February, May, August, and November.

	Dividends Declared (Per Share)
	2008	2007
First Quarter	$0.200	$0.181
Second Quarter	0.200	0.190
Third Quarter	—	0.200
Fourth Quarter	0.100	0.200

        The Company derives a significant portion of its income from dividends paid to it by the Bank. For a description of certain regulatory restrictions on the payment of dividends by the Bank to the Company, see "Business—Regulatory Restrictions on Dividends."

        Stock Repurchase Plan.    On July 17, 2007, the Company announced that it has increased the number of shares remaining for repurchase under its stock repurchase plan, originally effective January 1, 2003, and extended May 20, 2004, to 150,000 shares. During 2008, the Company did not repurchase repurchased any of its outstanding shares of common stock. At December 31, 2008, the maximum number of shares that may yet be purchased under the plan remained at 115,000.

        The following table sets forth certain information relating to shares of the Company's common stock repurchased by the company during the fourth quarter of 2008.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1 - October 31, 2008)	—	$—	—	115,000
Month #2 (November 1 - November 30, 2008)	—	—	—	115,000
Month #3 (December 1 - December 31, 2008)	—	—	—	115,000

Total	—	$—	—	115,000

        As a result of the issuance of the Series A Preferred Stock, prior to the earlier of the third anniversary date of the issuance of the Series A Preferred Stock (December 19, 2011) or the date on which the Series A Preferred Stock has been redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties which are not affiliates of the Treasury, the Company is generally restricted against redeeming, purchasing or acquiring any shares of Common Stock or other capital stock or other equity securities of any kind of the Company without the consent of the Treasury.

Item 6.    Selected Financial Data

        The selected consolidated financial and other data and management's discussion and analysis of financial condition and results of operation set forth below and in Item 7 hereof is derived in part from, and should be read in conjunction with, the consolidated financial statements and notes thereto contained elsewhere herein.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands except per share data)
Selected Financial Data:
Total assets	$1,224,864	$1,124,951	$1,041,632	$965,752	$877,382
Securities available for sale	232,380	192,043	164,180	182,541	165,778
Securities held to maturity	3,060	3,078	3,117	6,173	6,403
Loans, net of unearned income	886,305	820,998	764,783	654,244	596,328
Allowance for loan losses	8,124	7,264	7,611	7,619	7,248
Deposits	850,600	712,645	702,839	659,730	612,291
Securities sold under agreements to repurchase	120,086	110,881	90,987	69,455	52,800
Federal funds purchased	53,424	118,210	82,105	66,230	36,092
Long-term debt	50,000	45,000	19,500	43,000	54,500
Junior subordinated debt	19,711	20,232	20,150	20,150	20,150
Shareholders' equity	122,489	106,592	102,130	94,756	90,935
Book value per share	17.10	18.84	18.06	16.98	16.54
Selected Operating Data:
Interest income	$65,978	$68,404	$61,617	$50,653	$33,611
Interest expense	30,637	34,835	29,521	20,319	12,842

Net interest income before provision for loan losses	35,341	33,569	32,096	30,334	20,769
Provision for loan losses	4,835	998	1,084	1,460	1,320

Net interest income after provision for loan losses	30,506	32,571	31,012	28,874	19,449
Other income	11,273	17,519	21,218	23,865	17,669
Other expense	43,638	40,874	40,238	41,281	30,548

Income (loss) before income taxes	(1,859)	9,216	11,992	11,458	6,570
Income taxes (benefit)	(2,050)	1,746	2,839	2,727	1,154

Net income (loss)	$191	$7,470	$9,153	$8,731	$5,416

Earnings per share—basic	$0.03	$1.32	$1.63	$1.57	$1.25
Earnings per share—diluted	$0.03	$1.31	$1.62	$1.55	$1.23
Cash dividends per share	$0.50	$0.77	$0.70	$0.63	$0.59
Return on average assets	0.02%	0.70%	0.92%	0.95%	0.78%
Return on average shareholders' equity	0.18%	7.15%	9.38%	9.36%	8.69%
Dividend payout ratio	1,666.67%	58.53%	42.74%	40.45%	51.24%
Average equity to average assets	8.45%	9.78%	9.82%	10.16%	9.03%

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Company is a financial services company. As of December 31, 2008, VIST Bank, VIST Insurance, LLC, and VIST Capital Management, LLC were wholly-owned subsidiaries of the Company. As of December 31, 2008, VIST Mortgage Holdings, LLC was a wholly-owned, non-bank subsidiary of VIST Bank.

        During 2000, VIST Realty Solutions, LLC was formed as a subsidiary of VIST Bank for the purpose of providing title insurance and other real estate related services to its customers through limited partnership arrangements with third parties involved in the real estate services industry. On October 29, 2008, VIST Realty Solutions, LLC dissolved its operations by selling its partnership interest for an amount which approximated its initial capital contribution.

        In May 2002, the Company's subsidiary, VIST Bank, jointly formed VIST Mortgage Holdings, LLC with another real estate company. VIST Bank's initial investment was $15,000. In May 2004, VIST Bank dissolved its investment with the real estate company. In May 2004, VIST Bank formed VIST Mortgage Holdings, LLC to provide mortgage brokerage services, including, without limitation, any activity in which a mortgage broker may engage. It is operated as a permissible "affiliated business arrangement" within the meaning of the Real Estate Settlement Procedures Act of 1974. VIST Mortgage Holdings, LLC is currently inactive.

        On September 1, 2008, the Company paid cash of $1.8 million for Fisher Benefits Consulting, an insurance agency specializing in Group Employee Benefits, located in Pottstown, Pennsylvania. Fisher Benefits Consulting has become a part VIST Insurance. As a result of the acquisition, VIST Insurance continues to expand its retail and commercial insurance presence in southeastern Pennsylvania counties. The results of Fisher Benefits Consultings operations have been included in the Company's consolidated financial statements since September 2, 2008.

        Included in the $1.8 million purchase price for Fisher Benefits Consulting was goodwill of $0.2 million and identifiable intangible assets of $1.6 million. Contingent payments totaling $750,000, or $250,000 for each of the first three years following the acquisition, will be paid if certain predetermined revenue target ranges are met. These payments are expected to be added to goodwill when paid. The contingent payments could be higher or lower depending upon whether actual revenue earned in each of the three years following the acquisition is less than or exceeds the predetermined revenue goals.

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

Critical Accounting Policies

        Disclosure of the Company's significant accounting policies is included in Note 1 to the consolidated financial statements. Certain of these policies are particularly sensitive requiring significant judgments, estimates and assumptions to be made by management. Additional information is contained in Management's Discussion and Analysis and the Notes to the Consolidated Financial Statements for

the most sensitive of these issues. These include, the provision and allowance for loan losses, revenue recognition for insurance activities, stock based compensation, derivative financial instruments, goodwill and intangible assets and investment securities other-than-temporary impairment evaluation. These discussions, analysis and disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

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

Revenue Recognition for Insurance Activities

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

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (R), "Share-Based Payment." Statement No. 123 (R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123 (R) requires an entity to recognize the grant-date fair-value of stock options and it's other equity- based compensation issued to the employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25. "Accounting for Stock Issued to Employees," which was permitted under Statement No. 123, as originally issued.

        The revised Statement requires entities to disclose information about the nature of the share-based payment transaction and the effects of those transactions on the financial statements. Statement No. 123 (R) is effective for fiscal periods beginning after June 15, 2005. All public companies use either the modified prospective or the modified retrospective transition method. Effective January 1, 2006, the Company adopted SFAS No. 123 using the modified prospective method. Using the modified prospective method, the Company's total stock-based compensation expense, net of related tax effects, was $211,000 for the year ending December 31, 2008. Any additional impact that the adoption of this statement will have on our results of operations will be determined by share-based payments granted in future periods.

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

        By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company, and, therefore, creates a repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it has no repayment risk. The Company minimizes the credit (or repayment) risk in the derivative instruments by entering into transactions with high quality counterparties.

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

        During 2008, the Company entered into two interest rate swaps to manage its exposure to interest rate risk. The interest rate swap transactions involved the exchange of the Company's floating rate interest rate payment on its $15 million in floating rate junior subordinated debt for a fixed rate interest payment without the exchange of the underlying principal amount. The cumulative change in fair value of the hedging derivative, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged exposure, will be deferred and reported as a component of other comprehensive income or loss (OCI). Any hedge ineffectiveness will be charged to current earnings.

Goodwill and Other Intangible Assets

        The Company has recorded goodwill of $39.7 million at December 31, 2008 related to the acquisition of its banking, insurance and wealth management companies. The Company utilizes a third party valuation service to perform its annual goodwill impairment test in the fourth quarter of each calendar year. A fair value is determined for the banking and financial services, insurance services and investment services reporting segments. If the fair value of the reporting unit exceeds the book value, no write downs of goodwill is necessary. If the fair value is less than the book value, an additional test is necessary to assess the proper carrying value of goodwill. As a result of the third part valuation analysis, the Company determined that no goodwill impairment write-off was necessary during 2008 and 2007.

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

        If a decline in market value of a security is determined to be other than temporary, under generally accepted accounting principles, we are required to write these securities down to their estimated fair value. As of December 31, 2008, we owned single issue and pooled trust preferred securities of other financial institutions and private label collateralized mortgage obligations whose aggregate historical cost basis is greater than their estimated fair value (see note 4 of the consolidated financial statements). We have reviewed these securities and determined that the decreases in estimated fair value are temporary. We perform an ongoing analysis of these securities utilizing both readily available market data and third party analytical models. Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, we will write them down through a charge to earnings to their then current fair value.

        The Company's banking subsidiary, VIST Bank, is required to maintain certain amounts of FHLB stock as a member of the FHLB. These equity securities are "restricted" in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment write-downs have been recorded on these securities during 2008, 2007, or 2006.

        The FHLB of Pittsburgh announced in December 2008 that it voluntarily suspended the payment of dividends and the repurchase of excess capital stock from member banks. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of maintaining liquidity and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase excess capital stock. The FHLB last paid a dividend in the third quarter of 2008. Accounting guidance indicates that an investor in FHLB Pittsburgh capital stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that should reflect the investor's view of FHLB Pittsburgh's long-term performance, which includes factors such as its operating performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes on FHLB Pittsburgh, and accordingly, on the members of FHLB Pittsburgh and its liquidity and funding position. After evaluating all of these considerations, the Company believes the par value of its shares will be recovered. Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

Results of Operations

        Net income for 2008 was $191,000 or $0.03 per share diluted compared to $7.47 million or $1.31 per share diluted for 2007 and $9.15 million or $1.62 per share diluted for 2006. These changes are a result of increasing net interest income after provision for loan losses offset by decreases in other income each year, net of increases in other expenses. Details regarding changes in net income and diluted earnings per share follows.

        Return on average assets was 0.02% for 2008, 0.70% for 2007 and 0.92% for 2006. Return on average shareholders' equity was 0.18% for 2008, 7.15% for 2007 and 9.38% for 2006.

        Included in the operating results for the twelve months ended December 31, 2008 was a pre-tax loss of $7.3 million, or $4.8 million after-tax, relating to the sale of perpetual preferred stock associated with the federal takeover of Fannie Mae and Freddie Mac. Also included in the operating results for the twelve months ended December 31, 2008, were pre-tax losses associated with the sale of the Company's equity holdings of $141,000 in Fannie Mae common stock and $104,000 in Wachovia Corporation common stock. The total amount of pre-tax losses relating to the sale of the Company's equity holdings included in the operating results for the twelve months ended December 31, 2008, were approximately $7.5 million. Included in the operating results for the twelve months ended December 31, 2007 was a pre-tax loss of $2.5 million, or $1.6 million after-tax, resulting primarily from a balance sheet restructuring in March 2007 which included the sale of $64.1 million in lower-yielding available for sale securities and the reinvestment of the sale proceeds into higher yielding available for sale investment securities.

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

	Year Ended December 31,
	2008			2007			2006
	Average Balances	Interest Income/ Expense	% Rate	Average Balances	Interest Income/ Expense	% Rate	Average Balances	Interest Income/ Expense	% Rate
	(in thousands except percentage data)
Interest Earning Assets:
Interest bearing deposits in other banks and federal funds sold	$400	$12	2.88%	$639	$28	4.39%	$317	$18	5.57%
Securities (taxable)	186,731	10,659	5.71	158,230	8,751	5.53	161,402	8,021	4.97
Securities (tax-exempt)(1)	22,502	1,451	6.45	14,190	862	6.07	18,539	1,192	6.43
Loans(1)(2)	859,268	55,372	6.34	791,440	59,945	7.47	711,240	53,409	7.41

Total interest earning assets	1,068,901	67,494	6.21	964,499	69,586	7.12	891,498	62,640	6.93
Interest Bearing Liabilities:
Interest bearing demand deposits	238,144	4,637	1.95	222,335	6,398	2.88	222,385	5,945	2.67
Savings deposits	84,453	1,432	1.70	90,419	2,632	2.91	68,536	1,598	2.33
Time deposits	351,011	14,805	4.22	322,235	15,398	4.78	288,644	12,598	4.36

Total interest bearing deposits	673,608	20,874	3.10	634,989	24,428	3.85	579,565	20,141	3.48

Short-term borrowings	76,307	1,826	2.35	76,805	3,940	5.06	67,192	3,507	5.15
Repurchase agreements	120,615	4,128	3.37	95,178	3,906	4.05	71,809	2,847	3.96
Long-term borrowings	58,811	2,372	3.97	17,716	663	3.69	34,038	1,174	3.40
Junior Subordinated Debt	20,133	1,437	7.14	20,312	1,898	9.34	20,150	1,852	9.19

Total interest bearing liabilities	949,474	30,637	3.23	845,000	34,835	4.12	772,754	29,521	3.82

Noninterest bearing deposits	$107,642			$106,782			$111,759
Net interest margin		$36,857	3.45%		$34,751	3.60%		$33,119	3.71%

(1)
Interest Income and rates on loans and investment securities are reported on a tax-equivalent basis using a tax rate of 34%.

(2)
Held for Sale and Non-accrual loans have been included in average loan balances.

        Tax-equivalent net interest income increased to $36.9 million or 6.1% for the year ended December 31, 2008, compared to $34.8 million for 2007. The increase in tax-equivalent interest income during 2008 was primarily the result of an increase in average earning assets, due mainly to strong commercial loan growth and an increase in available for sale security investment yields as a result of the $64.1 million balance sheet restructuring in early 2007. Average loans increased by $67.8 million or 8.6% from 2007 to 2008. Management attributes this increase in organic commercial loan growth to a well established market in the Reading area and continued penetration into the Philadelphia market through successful marketing initiatives.

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

        Interest expense decreased during 2008 along with an increase in the overall growth in funding sources. The overall cost of funds decreased from 4.12% in 2007 to 3.23% in 2008. Interest bearing deposit rates decreased from 3.85% in 2007 to 3.10% in 2008. The decrease in interest-bearing deposit rates was the result of management's disciplined approach to deposit pricing in response to the decrease in short-term interest rates. Average interest bearing deposits increased $38.6 million or 6.1% from 2007 to 2008 due primarily to growth in time deposits. Total average short and long term borrowings grew by $66.0 million and, combined with the growth in interest bearing deposits, provided all of the funding needed for the $104.6 million in average loan and investment security growth. Average balances for federal funds purchased and repurchase agreements for the year 2008 were $76.3 million and $120.6 million, respectively, compared to average balances for federal funds purchased and repurchase agreements for the year 2007 of $76.8 million and $95.2 million, respectively. Average rates paid for federal funds purchased and repurchase agreements for the year 2008 were 2.35% and 3.37%, respectively compared to average rates paid for federal funds purchased and repurchase agreements for the year 2007 of 5.06% and 4.05%, respectively. Average long-term borrowings increased $41.1 million or 232.0% from 2007 to 2008.

        Interest expense increased during 2007 along with the overall growth in funding sources. The overall cost of funds increased from 3.82% in 2006 to 4.12% in 2007. Interest bearing deposit rates increased from 3.48% in 2006 to 3.85% in 2007. The increase in interest-bearing deposit rates was the result of both management pricing strategy as well as the effect of longer-term certificates of deposit that matured during the year and repriced at higher rates. Average interest bearing deposits increased $55.4 million or 9.6% from 2006 to 2007 due primarily to strong organic growth in business solutions savings and escrow deposits and time deposits. Total average interest-bearing funding grew by $16.7 million and, combined with the growth in interest bearing deposits, provided all of the funding needed for the $72.7 million in average loan and investment security growth. Average balances for federal funds purchased and repurchase agreements for the year 2007 were $76.8 million and $95.2 million, respectively, compared to average balances for federal funds purchased and repurchase agreements for the year 2006 of $67.2 million and $71.8 million, respectively. Average rates paid for federal funds purchased and repurchase agreements for the year 2007 were 5.06% and 4.05%, respectively compared to average rates paid for federal funds purchased and repurchase agreements for the year 2006 of 5.15% and 3.96%, respectively. Average long-term borrowings decreased $16.3 million or 48.0% from 2006 to 2007.

        In 2008, as a result of an increase in the volume of commercial loans originated offset by a decrease in commercial loan yields along with an increased yield in the available for sale investment portfolio, tax-equivalent net interest income increased as a result of a decrease in overall cost of funds. Tax-equivalent net interest margin decreased to 3.45% in 2008 from 3.60% in 2007.

        In 2007, as a result of an increase in the volume of commercial loans originated and an increase in the yield on available for sale investments, tax-equivalent net interest income was able to increase despite rising cost of funds. Tax-equivalent net interest margin, however, decreased to 3.60% in 2007 from 3.71% in 2006.

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

Analysis of Changes in Interest Income/Expense (1) (2) (3)

	2008/2007 Increase (Decrease) Due to Change in			2007/2006 Increase (Decrease) Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)
Interest-bearing deposits in other banks and federal funds sold	$(6)	$(10)	(16)	$19	$(9)	$10
Securities (taxable)	1,791	117	1,908	(332)	1,062	730
Securities (tax-exempt)	535	54	589	(279)	(51)	(330)
Loans	4,310	(8,883)	(4,573)	5,895	641	6,536

Total Interest Income	6,630	(8,722)	(2,092)	5,303	1,643	6,946

Short-term borrowed funds	(33)	(2,081)	(2,114)	501	(68)	433
Repurchase agreements	983	(761)	222	915	144	1,059
Long-term borrowed funds	1,659	50	1,709	(563)	52	(511)
Junior Subordinated Debt	(14)	(447)	(461)	17	29	46
Interest-bearing demand deposits	285	(2,046)	(1,761)	111	342	453
Savings deposits	(93)	(1,107)	(1,200)	430	604	1,034
Time deposits	1,138	(1,731)	(593)	1,478	1,322	2,800

Total Interest Expense	3,925	(8,123)	(4,198)	2,889	2,425	5,314

Increase (Decrease) in Net Interest Income	$2,705	$(599)	$2,106	$2,414	$(782)	$1,632

(1)
Loan fees have been included in the change in interest income totals presented. Non-accrual loans have been included in average loan balances.

(2)
Changes due to both volume and rates have been allocated in proportion to the relationship of the dollar amount change in each.

(3)
Interest income on loans and securities is presented on a taxable equivalent basis.

Other Income

        The following table details non-interest income as follows:

	2008 versus 2007				2007 versus 2006
	2008	Increase/ Decrease	%	2007	Increase/ Decrease	%	2006
	(Dollars in thousands)
Customer service fees	$2,964	$307	11.6	$2,657	$(32)	(1.2)	$2,689
Mortgage banking activities, net	897	(997)	(52.6)	1,894	(1,680)	(47.0)	3,574
Commissions and fees from insurance sales	11,284	(78)	(0.7)	11,362	93	0.8	11,269
Broker and investment advisory commissions and fees	813	(73)	(8.2)	886	165	22.9	721
Gain on sale of loans	47	(117)	(71.3)	164	62	60.8	102
Earnings on investment in life insurance	690	(116)	(14.4)	806	246	43.9	560
Other income	1,808	(266)	(12.8)	2,074	286	16.0	1,788
Net realized (losses) gains on sale of securities	(7,230)	(4,906)	211.1	(2,324)	(2,839)	(551.3)	515

Total	$11,273	$(6,246)	(35.7)	$17,519	$(3,699)	(17.4)	$21,218

        The Company's primary source of other income for 2008 was commissions and other revenue generated through sales of insurance products through its insurance subsidiary, VIST Insurance. Revenues from insurance operations totaled $11.3 million in 2008 compared to $11.4 million in 2007 and $11.3 million in 2006. The decrease in revenue from insurance operations was due mainly to a decrease in contingency income received. Revenues from broker and investment advisory commissions generated through VIST Capital, the Company's investment subsidiary, decreased to $813,000 in 2008 from $886,000 in 2007 due to a decrease in investment and advisory services. Also, annuity and other insurance commissions generated by VIST Capital of $113,000, $130,000 and $151,000 are included in commissions and fees from insurance sales for the years 2008, 2007 and 2006, respectively.

        Revenues from VIST Insurance operations totaled $11.4 million in 2007 compared to $11.3 million in 2006. Revenues from broker and investment advisory commissions generated through VIST Capital, the Company's investment subsidiary, decreased to $886,000 in 2007 from $721,000 in 2006 due to an increase in investment and advisory services.

        The Company also relies on several other sources for its other income, including sales of newly originated mortgage loans and service charges on deposit accounts. The income recognized from mortgage banking activities was $0.9 million in 2008 and $1.9 million in 2007. The decrease in mortgage banking revenue from 2007 to 2008 is mainly attributable to a decrease in the volume of mortgage loan originations sold into the secondary mortgage market through the Company's mortgage banking division, VIST Mortgage. The decrease in mortgage loan originations and sales is related to a general slowdown in the housing market as a result of the industry wide effects of the ongoing sub-prime credit crisis. VIST Mortgage does not underwrite any sub-prime loans.

        The income recognized from mortgage banking activities was $1.9 million in 2007 and $3.6 million in 2006. The decrease in mortgage banking revenue from 2006 to 2007 is attributable to a decrease in the volume of mortgage loan originations sold into the secondary mortgage market through the Company's mortgage banking division, VIST Mortgage volumes of mortgage loans originated and sold into the secondary mortgage market.

        The income recognized from customer service fees was approximately $3.0 million, $2.7 million and $2.7 million for the years ended 2008, 2007 and 2006, respectively. The changes in income from customer service fees reflect an expanded customer base, new products and services and an annual review of the fee pricing. During 2008, the Company completed a thorough review of its service charge routines. As a result of its service charge analysis, the Company was able to increase service charge revenue. The increase in service charge revenue resulted primarily from increases in commercial account analysis fees, uncollected funds charges and non-sufficient funds charges.

        Also included in other income are net gains on other loan sales of $47,000 in 2008, $164,000 in 2007 and $102,000 in 2006 from the sale of $0.7 million, $2.0 million and $1.6 million, respectively, of fixed and adjustable rate portfolio residential mortgage loans, SBA loans and USDA loans.

        Earnings on investment in life insurance represent the change in cash value of Bank Owned Life Insurance (BOLI) policies. The BOLI policies of the Company are designed to offset the costs of employee benefit plans and to enhance tax-free earnings. The investment in BOLI totaled $18.6 million, $17.9 million and $17.2 million at December 31, 2008, 2007 and 2006. In 2006, the Bank purchased an additional $5 million in BOLI. Earnings on BOLI are affected by fluctuations in interest rates.

        Other income includes debit card network interchange income, merchant fee income, SBA service fee income and safe deposit box rentals, as well as, other miscellaneous income items. The most significant volume of income in this category is derived from ATM surcharge fees and interchange fees from the Bank's ATM network and fees from debit card transactions. These fees totaled $1.1 million in 2008 which represents a 13.2% increase over 2007. Throughout the year, the Bank has initiated marketing campaigns to encourage its customers to use debit cards as a convenient alternative to traditional check transactions. ATM surcharge fees and interchange fees from the Bank's ATM network and fees from debit card transactions totaled $1.0 million in 2007 which represents an 11.0% increase over 2006.

        Net securities losses totaled $7,230,000 for 2008 compared to net security losses of $2,324,000 for 2007. The net securities losses for 2008 were primarily due to the loss on the sale of approximately $7.3 million in perpetual preferred stock associated with the federal takeover of government sponsored enterprises ("GSE's") Fannie Mae and Freddie Mac, placed into conservatorship by the Federal Housing Finance Agency and the U.S. Treasury. Net securities losses totaled $2,324,000 for 2007 compared to net security gains of $515,000 for 2006. The net securities losses for 2007 were primarily due to the sale of $64.1 million in lower-yielding available for sale securities as part of a balance sheet restructuring completed in the first quarter of 2007, which resulted in a pre-tax loss of $2,493,000.

Other Expenses

        The following table details non-interest expense as follows:

	2008 versus 2007				2007 versus 2006
	2008	Increase/ Decrease	%	2007	Increase/ Decrease	%	2006
	(Dollars in thousands)
Salaries and employee benefits	$22,078	$517	2.4	$21,561	$(581)	(2.6)	$22,142
Occupancy expense	4,707	398	9.2	4,309	(156)	(3.5)	4,465
Equipment expense	2,690	145	5.7	2,545	(96)	(3.6)	2,641
Marketing and advertising expense	1,635	(37)	(2.2)	1,672	318	23.5	1,354
Amortization of indentifiable intangible assets	629	7	1.1	622	(14)	(2.2)	636
Professional services	2,594	759	41.4	1,835	578	46.0	1,257
Outside processing services	3,334	131	4.1	3,203	222	7.4	2,981
Insurance expense	1,262	648	105.5	614	114	22.8	500
Other expense	4,709	196	4.3	4,513	251	5.9	4,262

Total	$43,638	$2,764	6.8	$40,874	$636	1.6	$40,238

        Non-interest expense consists primarily of costs associated with personnel, occupancy and equipment, data processing, marketing and professional fees.

        The Company's non-interest expense for the year ended December 31, 2008 totaled $43.6 million, representing an increase of $2.8 million or 6.8% as compared to 2007. Salaries and employee benefits, the largest component of non-interest expense, increased $517,000 or 2.4% from 2007 to 2008. Full-time equivalent (FTE) employees for the Company are 293 and 317 for the years ended December 31, 2008 and 2007, respectively. The increase in salaries and employee benefits from 2007 to 2008 was primarily attributed to merit increases and increased health benefits costs. The decrease in FTE employees from 2007 to 2008 was primarily attributed to a decrease in operational staff as a result of improved efficiencies through the implementation of new programs such as Check 21. Total commissions paid for the year ended December 31, 2008 and 2007 were $1.6 million and $1.6 million, respectively.

        The Company's non-interest expense for the year ended December 31, 2007 totaled $40.9 million, representing an increase of $636,000 or 1.6% as compared to 2006. Salaries and employee benefits decreased $581,000 or 2.6% from 2006 to 2007. The decrease in salaries and employee benefits from 2006 to 2007 was primarily the result of a reduction in staff due to a corporate-wide reorganization plan and a reduction of commissions paid on revenue generated from sales of insurance products through VIST Insurance and wealth management products through VIST Capital, as well as, higher benefits costs consistent with industry trends. Full-time equivalent (FTE) employees for the Company are 317 and 323 for the years ended December 31, 2007 and 2006, respectively.

        Total occupancy expense and equipment expense decreased 7.9% in 2008 compared to 2007 primarily due to an increase in building lease expense including a lease termination for a planned branch consolidation and an increase in general building repairs and maintenance.

        Total occupancy expense and equipment expense decreased 3.5% in 2007 compared to 2006 primarily due to a reduction in general building repairs and maintenance and a termination of leases for VIST Insurance's Langhorne, PA office and VIST Mortgage's Lancaster office which were no longer needed due to efficiencies gained through systems and personnel reorganizations.

        Total marketing expense decreased $37,000 or 2.2% in 2008 compared to 2007 primarily due to a decrease in re-branding initiative expenses of changing the Company's name to VIST Financial Corp. A significant portion of these expenses occurred in 2007. The new Company name and logo increased visibility for the Company, setting the stage for continued commercial loan and core franchise growth in the Reading and Philadelphia markets. The decrease is also due to reduced costs for market research and media advertisement.

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

        Total amortization of identifiable intangible assets increased $7,000 or 1.1% in 2008 as compared to 2007 due to the Fisher Benefits Consulting acquisition, total outside processing services increased $131,000 or 4.1% in 2008 as compared to 2007 due to an increase in network fees and computer services and total insurance expense increased $648,000 or 105.5% in 2008 as compared to 2007 due to an increase in FDIC deposit insurance assessments.

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

        Total professional services increased $759,000 or 41.4% in 2008 as compared to 2007. The increase in professional services is due primarily to an increase in legal fees associated with the Company's name change to VIST Financial Corp. and general corporate counsel, costs associated with the outsourcing of the internal audit function and other consulting, accounting and tax services and general Company business.

        Total professional services and outside processing services increased $578,000 or 46.0% in 2007 as compared to 2006. The increase in professional services is due primarily to an increase in legal and consultative expenses for the Company's re-branding initiative, general Company business initiatives, employment contract renewals and accounting and tax services.

        Other expense includes utility expense, postage expense, stationary and supplies expense and OREO and foreclosure expense, as well as, other miscellaneous expense items. These costs totaled $4.7 million in 2008 which represents a 4.3% increase over 2007. Increases in other expenses were primarily attributable to an increase in collections costs and OREO expenses.

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

Income Taxes

        The effective income tax rate for the Company for the years ended December 31, 2008, 2007 and 2006 was 110.3%, 19.0% and 23.7%, respectively. The effective tax rate for 2008 increased from 2007 and 2006 primarily due to the increase in the income tax benefit resulting from an increase in the net loss before taxes. Included in the income tax provision is a federal tax benefit from our $5.0 million investment in an affordable housing, corporate tax credit limited partnership of $600,000, respectively, for each of the years ended December 31, 2008, 2007 and 2006.

Financial Condition

        The Company's total assets at December 31, 2008 and 2007 were $1.2 billion and $1.1 billion, respectively.

Cash and Securities Portfolio

        Cash and balances due from banks decreased to $19.3 million at December 31, 2008 from $25.8 million at December 31, 2007.

        The securities portfolio increased 20.7% to $235.4 million at December 31, 2008, from $195.1 million at December 31, 2007 primarily due to investments in higher yielding available for sale securities. Securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide pledging and liquidity. To accomplish these ends, most of the purchases in the portfolio during 2008 and 2007 were of mortgage-backed securities issued by US Government agencies.

        The securities portfolio included a net unrealized loss on available for sale securities of $11.9 million and $1.7 million at December 31, 2008 and 2007, respectively. In addition, net unrealized losses of $1.1 million were present in the held to maturity securities at December 31, 2008. Changes in longer-termed treasury interest rates, underlying collateral and credit concerns and dislocation and illiquidity in the current market were primarily responsible for the decrease in the fair market value of the securities.

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

Loans

        Loans increased to $886.3 million at December 31, 2008 from $821.0 million at December 31, 2007, an increase of $65.3 million or 8.0%. Management has targeted the commercial loan portfolio as a key to the Company's continuing growth. Specifically, the Company has a commercial lending focus within the Reading and Philadelphia market areas targeting higher yielding commercial loans made to small and medium sized businesses. Through a strong commercial lending footprint in the Reading market and through acquisition and the expansion of the commercial lending staff in the Philadelphia market, the year over year growth in commercial loans originated underscores the commercial customer focus as the commercial loan portfolio increased to $590.2 million at December 31, 2008, from $530.7 million at December 31, 2007, an increase of $59.5 million or 11.2%.

        Loans secured by 1 to 4 family residential real estate decreased to $185.9 million at December 31, 2008, from $198.6 million as of December 31, 2007, an increase of $12.7 million or 6.4%. Loans secured by multi-family residential real estate increased to $34.9 million at December 31, 2008, from $33.5 million as of December 31, 2007, an increase of $1.4 million or 4.2%. The overall decrease in residential real estate loans is attributable to a decrease in the volume of mortgage loan originations generated and sold into the secondary mortgage market through the Company's mortgage banking division, VIST Mortgage.

        Home equity lending products increased to $76.1 million at December 31, 2008, from $59.1 million as of December 31, 2007. Consumer demand for these types of loans increased in 2008. Although the Company's focus primarily centered on the commercial customer, management remained disciplined in its pricing of consumer loans. Despite the numerous economic challenges faced in 2008, the Company was able to increase our outstanding balances through the successful marketing of its Equilock consumer loan product which carries both a fixed and variable component allowing the consumer to lock and unlock the loan at the prevailing interest rate.

        The loans held for sale category is composed of $2.3 million of mortgage loans committed for sale to other institutions and the secondary market as of December 31, 2008 versus $3.2 million as of December 31, 2007. The decrease in loans held for sale is primarily due to decreased loan origination and sale activity through VIST Mortgage.

        The sales of residential real estate loans in the secondary market reflects the Company's strategy of de-emphasizing the retention of long-term, fixed rate loans in the portfolio utilizing these loans sales to generate fees, improve interest-rate risk and fund growth in higher yielding assets.

Premises and Equipment

        Premises and equipment, net of accumulated depreciation and amortization, decreased to $6.6 million for 2008 from $6.9 million in 2007. Purchases of premises and equipment totaled $1.2 million in 2008 and $1.5 million in 2007. During 2008, as a result of the Company's re-branding initiative, the Company purchased new signage totaling approximately $595,000. During 2007, the Company purchased a corporate-wide telephone system. The total cost for the telephone system was approximately $673,000. This new system allows for seamless communication between the Company's banking, insurance and wealth management affiliates. Depreciation expense and amortization of leasehold improvements totaled $1.5 million in 2008 and $1.5 million in 2007.

Goodwill and Identifiable Intangible Assets

        Goodwill increased to $39.7 million for the years ended December 31, 2008 from $39.2 million for 2007. During 2008, the Company recorded goodwill of $320,000 representing contingent payments as part of the VIST Insurance asset purchase agreement. In addition, $223,000 in goodwill was added due to the Fisher Benefits Consulting acquisition in 2008. Identifiable intangible assets increased to $4.8 million from $3.9 million for the years ended December 31, 2008 and 2007, respectively. The increase in identifiable intangible assets is due mainly to the acquisition of Fisher Benefits Consulting in 2008. Amortization of identifiable intangible assets was $629,000 in 2008 and $622,000 in 2007.

Bank Owned Life Insurance

        Bank owned life insurance increased $695,000 to $18.6 million at December 31, 2008 from $17.9 million at December 31, 2007. The increase in bank owned life insurance is due primarily to increased earnings on the cash surrender value of the underlying policies.

Deposits and Borrowings

        Total deposits at December 31, 2008 and 2007 were $850.6 million and $712.6 million, respectively.

        Non-interest bearing deposits decreased to $108.6 million at December 31, 2008, from $109.7 million at December 31, 2007, a decrease of $1.1 million or 1.0%. The decrease in non-interest bearing deposits is primarily due to a decrease in non-interest bearing personal accounts. Management continues its efforts to promote growth in these types of deposits, such as offering a free checking product, as a method to help reduce the overall cost of the Company's funds. Interest bearing deposits increased by $139.0 million or 23.1%, from $602.9 million at December 31, 2007 to $742.0 million at December 31, 2008. The increase in interest bearing deposits is due primarily to an increase in interest bearing core deposits including time deposits maturing in one year or less. Management continues to promote these types of deposits through a disciplined pricing strategy as a means of managing the Company's overall cost of funds, as well as, management's continuing emphasis on commercial and retail marketing programs and customer service.

        Borrowed funds from various sources are generally used to supplement deposit growth. Federal funds purchased from the Federal Home Loan Bank ("FHLB") were $53.4 million at December 31, 2008, and $118.2 million at December 31, 2007. This decrease is primarily the result of an increase in deposits. Securities sold under agreements to repurchase were $120.1 million at December 31, 2008 and $110.9 at December 31, 2007. Increases in commercial loan demand and investment securities were funded primarily by interest-bearing deposits. Long-term borrowings consisting of advances from the FHLB totaling $50.0 million and $45.0 million at December 31, 2008 and 2007, respectively, and long-term securities sold under agreements to repurchase totaling $100.0 million and $85.0 million at December 31, 2008 and 2007, respectively.

Shareholders' Equity

        Total equity, including common and preferred stock, surplus, retained earnings, treasury stock and accumulated other comprehensive loss, increased by $15.9 million or 14.9% to $122.5 million at December 31, 2008 from $106.6 million at December 31, 2007. The increase for 2008 is primarily the result of a Series A 5% cumulative preferred stock issuance of $25 million offset by cash dividends declared of $2.8 million and a $7.5 million increase in accumulated other comprehensive loss.

        On December 19, 2008, the Company issued to the United States Department of the Treasury ("Treasury") 25,000 shares of Series A, Fixed Rate, Cumulative Perpetual Preferred Stock ("Series A Preferred Stock"), with a par value of $0.01 per share and a liquidation preference of $1,000 per share, and a warrant ("Warrant") to purchase 364,078 shares of the Company's common stock, par value $5.00 per share, for an aggregate purchase price of $25,000,000 in cash.

        The Series A Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. Under ARRA, the Series A Preferred Stock may be redeemed at any time following consultation by the Company's primary bank regulator and Treasury, not withstanding the terms of the original transaction documents. Under FAQ's issued recently by Treasury, participants in the Capital Purchase Program desiring to repay part of an investment by Treasury must repay a minimum of 25% of the issue price of the preferred stock.

        Prior to the earlier of the third anniversary date of the issuance of the Series A Preferred Stock (December 19, 2011) or the date on which the Series A Preferred Stock have been redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties which are not affiliates of the Treasury, the Company can not increase its common stock dividend from the last quarterly cash dividend per share ($0.10) declared on the common stock prior to October 14, 2008 without the consent of the Treasury,

        The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $10.30 per share of common stock. If the Company receives aggregate gross cash proceeds of not less than $25,000,000 from qualified equity offerings on or prior to December 31, 2009, the number of shares of common stock issuable pursuant to exercise of the Warrant will be reduced by one half of the original number of shares underlying the Warrant. In addition, in the event that the Company redeems the Series A Preferred Stock, the Company can repurchase the warrant at "fair value" as defined in the investment agreement with Treasury.

        Total shareholders' equity includes accumulated other comprehensive loss, which includes an adjustment for the fair value of the Company's securities portfolio. This amount attempts to identify the impact to equity in the unlikely event that the Company's entire securities portfolio would be liquidated under current economic conditions. The amounts and types of securities held by the Company at the end of 2008, combined with current interest rates, resulted in a decrease in equity, net of taxes, of $7.5 million. This compares with an increase to equity, net of taxes, of $1.4 million during 2007.

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

        Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by interest rate swaps. In June of 2003, the Company purchased a six month LIBOR cap to create protection against rising interest rates for the above mentioned $5 million interest rate swap. The initial premium related to this interest rate cap was $102,000. At December 31, 2008 and 2007, the carrying value and market value of the interest rate cap was approximately $0 and $3,000, respectively.

        During September 2008, the Company entered into two interest rate swap agreements with an aggregate notional amount of $15 million. This interest rate swap transaction involved the exchange of the Company's floating rate interest rate payment on $15.0 million in floating rate junior subordinated debt for a fixed rate interest payment without the exchange of the underlying principal amount.

        Also, the Company sells fixed and adjustable rate residential mortgage loans to limit the interest rate risk of holding longer-term assets on the balance sheet. In 2008, 2007 and 2006, the Company sold $0.7 million, $2.0 million and $1.7 million, respectively, of fixed and adjustable rate loans.

        At December 31, 2008, the Company was in a positive one-year cumulative gap position. Commercial adjustable rate loans increased $35.3 million or 8.4% from $440.1 million at December 31, 2007 to $475.4 million at December 31, 2008. Installment adjustable rate loans increased $12.1 million or 26.4% from $45.8 million at December 31, 2007 to $57.9 million at December 31, 2008. During 2008, the targeted short-term interest rate, as established by the FRB, decreased which resulted in a decrease in the prime rate from 7.25% at December 31, 2007, to 3.25% at December 31, 2008. The decrease in interest rates throughout 2008 contributed to margin compression as the Bank's adjustable and variable rate commercial and consumer loan portfolio tied to the prime rate repriced downward. As a result of an ongoing industry-wide credit crisis due to sub-prime lending, the refinance market remains stagnant effectively extending the maturities for fixed rate loans and investments. In order to augment the funding needs for new commercial and consumer loan originations and investment security purchases, interest-bearing deposits, which include interest-bearing NOW and time deposits, increased $139.0 million or 23.1% from $602.9 million at December 31, 2007 to $741.9 million at December 31, 2008. These factors contributed to the Company's positive one-year cumulative gap position. In 2009, the Company will continue its strategy to originate fixed and adjustable rate commercial and consumer loans and use investment security cash flows and interest-bearing and non-interest bearing deposits to rebalance commercial borrowings to maintain a more neutral gap position.

 Interest Sensitivity Gap at December 31, 2008

	0-3 months	3 to 12 months	1-3 years	over 3 years
	(Dollars in thousands)
Interest bearing deposits	$320	$—	$—	$—
Securities(1),(2)	83,784	72,753	42,160	36,743
Mortgage loans held for sale	2,283	—	—	—
Loans(2)	367,259	172,631	213,258	125,033

Total rate sensitive assets (RSA)	453,646	245,384	255,418	161,776

Interest bearing deposits(3)	179,352	9,470	25,582	92,806
Time deposits	144,456	173,934	85,732	30,623
Federal funds purchased	53,424	—	—	—
Securities sold under agreements to repurchase	65,086	35,000	15,000	5,000
Long-term borrowed funds	—	30,000	20,000	—
Junior subordinated debt	14,711	—	5,000	—

Total rate sensitive liabilities (RSL)	457,029	248,404	151,314	128,429

Interest rate swap	(20,000)	—	—	—

As of December 31, 2008:
Interest sensitivity gap	$16,617	$(3,020)	$104,104	$33,347

Cumulative gap	16,617	13,597	117,701	151,048
RSA/RSL	1.0%	1.0%	1.7%	1.3%

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

        The Company also measures its near-term sensitivity to interest rate movements through simulations of the effects of rate changes upon its net interest income. Net interest income simulations evaluate the effect that interest rate changes have on the prepayment, repricing and maturity attributes of the Company's interest earning assets and interest bearing liabilities over the next twelve months. Interest rate movements of up 100, 200 and 300 basis points and down 100, 200 and 300 basis points, adjusted for activity in the current and forecasted interest rate environment, were applied to the

Company's interest earning assets and interest bearing liabilities as of December 31, 2008. The results of these simulations on net interest income for 2008 are as follows:

Simulated % change in 2008 Net Interest Income
Assumed Changes in Interest Rates	% Change
-300	0.0%
-200	0.5%
-100	0.6%
0	0.0%
+100	-1.1%
+200	-2.3%
+300	-4.4%

        The Company also measures its longer-term sensitivity to interest rate movements through simulations of the effects of rate changes upon its economic value of shareholders' equity. Economic value of shareholders' equity simulations evaluate the effect that interest rate changes have on the prepayment, repricing and maturity attributes of the Company's interest earning assets and interest bearing liabilities over the life of each financial instrument. Interest rate movements of up 100, 200 and 300 basis points and down 100, 200 and 300 basis points, adjusted for activity in the current and forecasted interest rate environment, were applied to the Company's interest earning assets and interest bearing liabilities as of December 31, 2008. The results of these simulations on economic value of shareholders' equity for 2008 are as follows:

Simulated % change in Economic Value of Shareholders' equity
Assumed Changes in Basis Points	% Change
-300	-10.9%
-200	-7.5%
-100	-3.0%
0	0.0%
+100	-0.6%
+200	-0.9%
+300	-2.4%

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

        An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders' equity less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at December 31, 2008 was 9.16% compared to 7.99% at December 31, 2007. The increase is primarily the result of an increase in Tier 1 capital due to the issuance of Series A Preferred Stock. For 2008 and 2007, the ratios were above minimum regulatory guidelines.

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

        On December 19, 2008, the Company issued to the United States Department of the Treasury ("Treasury") 25,000 shares of Series A, Fixed Rate, Cumulative Perpetual Preferred Stock ("Series A Preferred Stock"), with a par value of $0.01 per share and a liquidation preference of $1,000 per share, and a warrant ("Warrant") to purchase 364,078 shares of the Company's common stock, par value $5.00 per share, for an aggregate purchase price of $25,000,000 in cash.

        The Series A Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. Under ARRA, the Series A Preferred Stock may be redeemed at any time following consultation by the Company's primary bank regulator and Treasury, not withstanding the terms of the original transaction documents. Under FAQ's issued recently by Treasury, participants in the Capital Purchase Program desiring to repay part of an investment by Treasury must repay a minimum of 25% of the issue price of the preferred stock.

        In December 2008, the Company infused $10 million in capital into the Bank.

        The following table sets forth the Company's capital ratios.

	At December 31,
	2008	2007
	(Dollars in thousands)
Tier 1
Common shareholders' equity (including unrealized gains (losses) on securities)	$122,489	$106,592
Disallowed intangible assets	(44,347)	(42,793)
Junior subordinated debt	19,561	20,082
Tier 2
Allowable portion of allowance for loan losses	8,124	7,264
Unrealized losses on available for sale equity securities	8,096	375

Total risk-based capital	$113,923	$91,520

Risk adjusted assets (including off-balance sheet exposures)	$882,740	$823,056

Leverage ratio	9.16%	7.99%
Tier 1 risk-based capital ratio	11.99%	10.24%
Total risk-based capital ratio	12.91%	11.12%

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

        At December 31, 2008, the Company maintained $19.3 million in cash and cash equivalents primarily consisting of cash and due from banks. In addition, the Company had $232.4 million in available for sale securities and $3.1 million in held to maturity securities. Cash and investment securities totaled $254.7 million which represented 20.8% of total assets at December 31, 2008 compared to 19.6% at December 31, 2007.

        The Company considers its primary source of liquidity to be its core deposit base, which includes non-interest-bearing and interest-bearing demand deposits, savings, and time deposits under $100,000. This funding source has grown steadily over the years through organic growth and acquisitions and consists of deposits from customers throughout the financial center network. The Company will continue to promote the growth of deposits through its financial center offices. At December 31, 2008, approximately 55.5% of the Company's assets were funded by core deposits acquired within its market area. An additional 10.0% of the assets were funded by the Company's equity. These two components provide a substantial and stable source of funds.

Off-Balance Sheet Arrangements

        The Company's financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments, at December 31, 2008 totaled $260.7 million. This consisted of $59.1 million in commercial real estate and construction loans, $48.9 million in home equity lines of credit, $138.2 million in unused business lines of credit and $14.5 million in standby letters of credit. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Any amounts actually drawn upon, management believes, can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Contractual Obligations

        The following table represents the Company's aggregate contractual obligations to make future payments.

	December 31, 2008
	Less than 1 year	1-3 Years	4-5 Years	Over 5 Years	Total
	(in thousands)
Time deposits	$318,390	$85,732	$30,491	$132	$434,745
Long-term securities sold under agreements to repurchase	80,000	15,000	5,000	—	100,000
Long-term debt	30,000	20,000	—	—	50,000
Junior subordinated debt	14,711	5,000	—	—	19,711
Operating leases	2,517	4,156	2,947	14,122	23,742
Unconditional purchase obligations	477	668	—	—	1,145

Total	$446,095	$130,556	$38,438	$14,254	$629,343

Risk Elements

        Non-performing loans, consisting of loans on non-accrual status, loans past due 90 days or more and still accruing interest, and renegotiated troubled debt were $11.1 million at December 31, 2008, an increase from $6.8 million at December 31, 2007. Generally, loans that are more than 90 days past due are placed on non-accrual status. As a percentage of total loans, non-performing loans represented 1.25% at December 31, 2008 and ..83% at December 31, 2007. The allowance for loan losses represents 73.0% of non-performing loans at December 31, 2008, compared to 106.5% at December 31, 2007.

        The Company continues to emphasize credit quality and believes that pre-funding analysis and diligent intervention at the first signs of delinquency will help to manage these levels.

        The following table is a summary of non-performing loans and renegotiated loans for the years presented.

	Non-performing Loans As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Non-accrual loans:
Real estate	$2,947	$1,160	$1,317	$1,231	$2,447
Consumer	459	259	578	366	—
Commercial	7,298	2,133	2,094	3,970	471

Total	10,704	3,552	3,989	5,567	2,918
Loans past due 90 days or more and still accruing interest:
Real estate	28	331	47	12	2,384
Consumer	—	408	—	—	33
Commercial	112	2,266	46	594	548

Total loans past due 90 days or more	140	3,005	93	606	2,965
Troubled debt restructurings:
Real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial	285	267	319	150	103

Total troubled debt restructurings	285	267	319	150	103

Total non-performing loans	$11,129	$6,824	$4,401	$6,323	$5,986

        At December 31, 2008, there were no commercial loans for which payments are current, but where the borrowers were experiencing significant financial difficulties, that were not classified as non-accrual.

        The following summary shows the impact on interest income of non-accrual and restructured loans for the year ended December 31, 2008 (in thousands):

Amount of interest income on loans that would have been recorded under original terms	$277
Interest income reported during the period	$187

Provision and Allowance for Loan Losses

        The provision for loan losses for 2008 was $4.8 million compared to $1.0 million in 2007 and $1.1 million in 2006. The Company performs a review of the credit quality of its loan portfolio on a monthly basis to determine the adequacy of the allowance for possible loan losses. The Company experienced growth in the loan portfolio of 8.0% in 2008 and 7.3% in 2007. The allowance for loan losses at December 31, 2008 was $8.1 million, or 0.92% of outstanding loans, compared to $7.3 million or 0.88% of outstanding loans at December 31, 2007. The increase in the provision for loan losses for 2008 over 2007 is due primarily to the result of management's evaluation and classification of the credit quality of the loan portfolio utilizing a qualitative and quantitative internal loan review process.

        The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio. Additions to the allowance are charged through the provision for loan losses. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, value of any collateral, risk characteristics in the loan portfolio, and local and national economic conditions. All loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Based upon the results of such reviews, management believes that the allowance for loan losses at December 31, 2008 was adequate to absorb credit losses inherent in the portfolio as of that date.

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

Allocation of Allowance for Loan Losses
(In thousands except percentage data)

	As of December 31,
	2008		2007		2006		2005		2004
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial	$6,851	56.4%	$6,125	54.9%	$6,451	50.9%	$6,318	49.4%	$6,071	46.9%
Residential Real Estate	263	43.1	233	44.4	216	48.3	229	49.0	387	51.1
Consumer	738	0.5	622	0.7	808	0.8	884	1.6	782	2.0

Total Allocated	7,852	100.0	6,980	100.0	7,475	100.0	7,431	100.0	7,240	100.0
Unallocated	272	—	284	—	136	—	188	—	8	—

TOTAL	$8,124	100.0%	$7,264	100.0%	$7,611	100.0%	$7,619	100.0%	$7,248	100.0%

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

Analysis of the Allowance for Loan Losses
(in thousands except ratios)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Balance, Beginning of year	$7,264	$7,611	$7,619	$7,248	$4,356
Balance acquired in merger	—	—	—	—	2,079
Charge-offs:
Commercial	3,613	1,087	708	663	315
Real Estate	30	56	356	413	202
Consumer	430	405	241	202	111

Total	4,073	1,548	1,305	1,278	628
Recoveries:
Commercial	79	112	59	53	9
Real Estate	—	53	94	89	87
Consumer	19	38	60	47	25

Total	98	203	213	189	121

Net Charge-offs	3,975	1,345	1,092	1,089	507

Provision Charged to Operations	4,835	998	1,084	1,460	1,320

Balance, End of Year	$8,124	$7,264	$7,611	$7,619	$7,248

Average Loans	$857,835	$791,440	$711,240	$632,631	$433,941
Ratio of Net Charge-offs to Average Loans	0.46%	0.17%	0.15%	0.17%	0.12%
Ratio of Allowance to Loans, End of Year	0.92%	0.88%	1.00%	1.16%	1.22%

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

        The Bank's Relationship Managers have a combined lending authority up to $1,000,000. Loans over $1,000,000 and up to $2,000,000 require the additional approval of the Chief Lending Officer, Chief Credit Officer and/or the Bank President. Loans in excess of $2,000,000 are presented to the Bank's Credit Committee, comprised of the Chief Lending Officer, Chief Credit Officer, Chief Credit Officer (non-voting), and selected market Executives. The Credit Committee can approve loans up to $4,500,000 and recommend loans to the Executive Loan Committee for approval up to the Bank's legal lending limit of approximately $14,460,000. The Executive Loan Committee is composed of the Bank President, the Chief Lending Officer, the Chief Credit Officer, the Chief Financial Officer, the Chief Credit Officer (non-voting member) and selected Board members. The Bank has established an "in-house" lending limit of 80% of its legal lending limit and, at December 31, 2008, the Bank has no loan relationships in excess of its in-house limit.

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

Loan Portfolio

        The following table sets forth the Company's loan distribution at the periods presented:

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Commercial, Financial, and Agricultural	$499,847	$450,353	$389,455	$322,875	$279,756
Real Estate Construction	89,556	79,414	96,163	61,123	30,039
Residential Real Estate	292,707	285,330	272,925	259,434	274,417
Consumer	4,195	5,901	6,240	10,812	12,116

Total	$886,305	$820,998	$764,783	$654,244	$596,328

Loan Maturities

        The following table shows the maturity of commercial, financial and agricultural loans outstanding at December 31, 2008:

	Maturities of Outstanding Loans
	Within One Year	After One But Within Five Years	After Five Years	Total
	(in thousands)
Commercial, Financial, and Agricultural	$147,182	$156,873	$195,792	$499,847
Real Estate Construction	73,829	12,572	3,155	89,556

Securities Portfolio

        The following table sets forth the amortized cost of the Company's investment securities at its last three fiscal year ends:

	As of December 31,
Securities Available For Sale	2008	2007	2006
	(In thousands)
Corporations	$9,438	$5,889	$9,703
State and Municipal Obligations	26,582	20,582	16,327
Mortgage Backed Securities	185,945	136,103	113,953
Other Securities and Equity Securities	22,285	31,160	28,024

Total	$244,250	$193,734	$168,007

	As of December 31,
Securities Held to Maturity	2008	2007	2006
	(In thousands)
Other Securities and Equity Securities	$3,060	$3,078	$3,117

Total	$3,060	$3,078	$3,117

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

	Amortized Cost at December 31, 2008
Securities Available For Sale	Due in 1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total	Fair Value
	(In thousands except percentage data)
Obligations of U.S. Government Agencies and Corportations	$—	$—	$60	$9,378	$9,438	$9,331
	—%	—%	7.08%	6.26%	6.27%
State and Municipal Obligations	$—	$—	$361	$26,221	$26,582	25,033
	—%	—%	4.00%	4.34%	4.34%
Other Securities and Equity Securities	$1,500	$1,542	$1,000	$18,243	$22,285	12,839
	5.10%	5.00%	5.35%	5.02%	5.04%
Mortgage Backed Securities	$—	$—	$6,343	$179,602	$185,945	185,177
	—%	—%	5.38%	5.74%	5.73%

	Amortized Cost at December 31, 2008
Securities Held to Maturity	Due in 1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total	Fair Value
	(In thousands except percentage data)
Corporate Debt Securities	$—	$—	$—	$3,060	$3,060	$1,926
	—%	—%	—%	7.94%	7.94%

Maturity of Certificates of Deposit of $100,000 or More

        The following table sets forth the amounts of the Bank's certificates of deposit of $100,000 or more by maturity date.

December 31, 2008
(in thousands)
Three Months or Less	$69,629
Over Three Through Six Months	46,357
Over Six Through Twelve Months	44,001
Over Twelve Months	35,825

TOTAL	$195,812

Average Deposits and Average Rates by Major Classification

        The following table sets forth the average balances of the Bank's deposits and the average rates paid for the years presented.

	Year Ended December 31,
	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non-interest bearing demand	$107,642		$106,782		$111,759
Interest bearing demand	238,144	1.95%	222,335	2.88%	222,385	2.67%
Savings deposits	84,453	1.70%	90,419	2.91%	68,536	2.33%
Time deposits	351,011	4.22%	322,235	4.78%	288,644	4.36%

Total	$781,250		$741,771		$691,324

Other Borrowed Funds

        Other borrowings at December 31, 2008 consisted of overnight borrowings from the FHLB under a repurchase agreement, overnight borrowings from other correspondent financial institutions, and repurchase agreements with customers and other financial institutions. The borrowings are collateralized by certain qualifying assets of the Bank.

        Federal funds purchased by the Bank were $53.4 million and $118.2 million at December 31, 2008 and 2007, respectively. The federal funds purchased typically mature in one day.

        Information concerning the short-term borrowings is summarized as follows:

	As of December 31,
	2008	2007	2006
	(In thousands except percentage data)
Federal funds purchased:
Average balance during the year	$76,307	$76,805	$67,192
Rate	2.35%	5.06%	5.15%
Securities sold under agreements to repurchase:
Average balance during the year	25,000	26,781	22,014
Rate	2.10%	4.05%	4.13%
Maximum month end balance of short-term borrowings during the year	$124,308	$155,110	$129,039

Dividends and Shareholders' Equity

        The Company declared cash dividends in 2008 of $0.50 per share and $0.77 per share in 2007. The cash dividends have been adjusted for the 5% stock dividend in 2007.

	Year Ended December 31,
	2008	2007	2006
Return on average assets	0.02%	0.70%	0.92%
Return on average equity	0.18%	7.15%	9.38%
Dividend payout ratio	1,666.67%	58.53%	42.74%
Average equity to average assets	8.45%	9.78%	9.82%

        Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Company's disclosure relating to it in this "Management's Discussion and Analysis".

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        The discussion concerning the effects of interest rate changes on the Company's estimated net interest income for the year ended December 31, 2008 set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity" in Item 7 hereof, is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
VIST Financial Corp.
Wyomissing, Pennsylvania

        We have audited the accompanying consolidated balance sheets of VIST Financial Corp. and its subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VIST Financial Corp. and its subsidiaries as of December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company early adopted Statement of Financial Standards (SFAS) No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VIST Financial Corp.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2009 expressed an unqualified opinion.

/s/ BEARD MILLER COMPANY LLP
Beard Miller Company LLP Reading, Pennsylvania March 4, 2009

VIST FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	December 31,
	2008	2007
ASSETS
Cash and due from banks	$18,964	$25,473
Interest-bearing deposits in banks	320	316

Total cash and cash equivalents	19,284	25,789
Mortgage loans held for sale	2,283	3,165
Securities available for sale	232,380	192,043
Securities held to maturity, fair value 2008—$1,926; 2007—$3,100	3,060	3,078
Loans, net of allowance for loan losses 2008—$8,124; 2007—$7,264	878,181	813,734
Premises and equipment, net	6,591	6,892
Identifiable intangible assets	4,833	3,892
Goodwill	39,732	39,189
Bank owned life insurance	18,552	17,857
Other assets	19,968	19,312

Total assets	$1,224,864	$1,124,951

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	$108,645	$109,718
Interest bearing	741,955	602,927

Total deposits	850,600	712,645
Securities sold under agreements to repurchase	120,086	110,881
Federal funds purchased	53,424	118,210
Long-term debt	50,000	45,000
Junior subordinated debt, at fair value as of December 31, 2008	19,711	20,232
Other liabilities	8,554	11,391

Total liabilities	1,102,375	1,018,359

Shareholders' equity
Preferred stock: $0.01 par value; authorized 1,000,000 shares; $1,000 liquidation preference per share; 25,000 shares of Series A 5% cumulative preferred stock issued and outstanding at December 31, 2008 and no shares at December 31, 2007; Less: discount of $2,307 at December 31, 2008 and no discount at December 31, 2007	22,693	—
Common stock, $5.00 par value; authorized 20,000,000 shares; issued: 5,768,429 shares at December 31, 2008 and 5,746,998 shares at December 31, 2007	28,842	28,735
Stock warrants	2,307	—
Surplus	64,349	63,940
Retained earnings	14,383	17,039
Accumulated other comprehensive loss	(8,600)	(1,116)
Treasury stock; 68,354 shares at December 31, 2008 and 89,853 shares at
December 31, 2007, at cost	(1,485)	(2,006)

Total shareholders' equity	122,489	106,592

Total liabilities and shareholders' equity	$1,224,864	$1,124,951

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2008, 2007 and 2006
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Interest and dividend income:
Interest and fees on loans	$54,532	$59,234	$52,971
Interest on securities:
Taxable	9,942	7,859	7,202
Tax-exempt	959	571	790
Dividend income	533	712	636
Other interest income	12	28	18

Total interest and dividend income	65,978	68,404	61,617

Interest expense:
Interest on deposits	20,874	24,428	20,141
Interest on short-term borrowings	1,826	3,940	3,507
Interest on securities sold under agreements to repurchase	4,128	3,906	2,847
Interest on long-term debt	2,372	663	1,174
Interest on junior subordinated debt	1,437	1,898	1,852

Total interest expense	30,637	34,835	29,521

Net interest income	35,341	33,569	32,096
Provision for loan losses	4,835	998	1,084

Net interest income after provision for loan losses	30,506	32,571	31,012

Other income:
Customer service fees	2,964	2,657	2,689
Mortgage banking activities, net	897	1,894	3,574
Commissions and fees from insurance sales	11,284	11,362	11,269
Broker and investment advisory commissions and fees	813	886	721
Earnings on investment in life insurance	690	806	560
Gains on sale of loans	47	164	102
Net realized gains (losses) on sales of securities	(7,230)	(2,324)	515
Other income	1,808	2,074	1,788

Total other income	11,273	17,519	21,218

Other expense:
Salaries and employee benefits	22,078	21,561	22,142
Occupancy expense	4,707	4,309	4,465
Equipment expense	2,690	2,545	2,641
Marketing and advertising expense	1,635	1,672	1,354
Amortization of identifiable intangible assets	629	622	636
Professional services	2,594	1,835	1,257
Outside processing services	3,334	3,203	2,981
Insurance expense	1,262	614	500
Other expense	4,709	4,513	4,262

Total other expense	43,638	40,874	40,238

Income (loss) before income taxes	(1,859)	9,216	11,992
Income taxes (benefit)	(2,050)	1,746	2,839

Net income	$191	$7,470	$9,153

Basic earnings per share	$0.03	$1.32	$1.63

Diluted earnings per share	$0.03	$1.31	$1.62

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except share data)

	Preferred Stock		Common Stock
	Number of Shares Issued	Liquidation Value	Number of Shares Issued	Par Value	Stock Warrants	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total
Balance, December 31, 2005	—	$—	5,111,178	$25,556	$—	$52,581	$20,790	$(3,143)	$(1,028)	$94,756
Comprehensive Income:
Net Income	—	—	—	—	—	—	9,153	—	—	9,153
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	—	—	—	617	—	617

Total comprehensive income										9,770

Purchase of treasury stock (45,000 shares)	—	—	—	—	—	—	—	—	(1,118)	(1,118)
Additional consideration in connection with acquisitions (11,727 shares)	—	—	—	—	—	58	—	—	223	281
Common stock dividend (5%)	—	—	253,241	1,266	—	4,463	(5,729)	—	—	—
Common stock issued in connection with Directors' compensation (7,124 shares)	—	—	—	—	—	39	—	—	132	171
Common stock issued in connection with director and employee stock purchase plans	—	—	90,170	451	—	1,220	—	—	139	1,810
Tax benefits from employee stock transactions	—	—	—	—	—	127	—	—	—	127
Compensation expense related to stock options	—	—	—	—	—	245	—	—	—	245
Cash dividends declared ($0.70 per share)	—	—	—	—	—	—	(3,912)	—	—	(3,912)

Balance, December 31, 2006	—	—	5,454,589	27,273	—	58,733	20,302	(2,526)	(1,652)	102,130
Adjustment to opening balance, net of tax, for the adoption of SFAS No. 159 (see Note 1)	—	—	—	—	—	—	(409)	—	—	(409)

Adjusted opening balance, January 1, 2007	—	—	5,454,589	27,273	—	58,733	19,893	(2,526)	(1,652)	101,721
Comprehensive income:
Net income	—	—	—	—	—	—	7,470	—	—	7,470
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	—	—	—	1,410	—	1,410

Total comprehensive income										8,880

Purchase of treasury stock (35,000 shares)	—	—	—	—	—	—	—	—	(660)	(660)
Additional consideration in connection with acquisitions (13,381 shares)	—	—	—	—	—	14	—	—	306	320
Common stock dividend (5%)	—	—	270,413	1,353	—	4,591	(5,944)	—	—	—
Common stock issued in connection with directors' compensation	—	—	9,323	46	—	176	—	—	—	222
Common stock issued in connection with director and employee stock purchase plans	—	—	12,673	63	—	159	—	—	—	222
Tax benefits from employee stock transactions	—	—	—	—	—	12	—	—	—	12
Compensation expense related to stock options	—	—	—	—	—	255	—	—	—	255
Cash dividends declared ($0.77 per share)	—	—	—	—	—	—	(4,380)	—	—	(4,380)

Balance, December 31, 2007	—	—	5,746,998	28,735	—	63,940	17,039	(1,116)	(2,006)	106,592

 VIST FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
Years Ended December 31, 2008, 2007 and 2006
(Dollar amounts in thousands, except share data)

	Preferred Stock		Common Stock
	Number of Shares Issued	Liquidation Value	Number of Shares Issued	Par Value	Stock Warrants	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total
Comprehensive income (loss):
Net income	—	—	—	—	—	—	191	—	—	191
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	—	—	—	(6,718)	—	(6,718)
Change in net unrealized gains (losses) on cash flow hedge, net of tax effect	—	—	—	—	—	—	—	(766)	—	(766)

Total comprehensive loss										(7,293)

Issuance of preferred stock	25,000	25,000	—	—	—	—	—	—	—	25,000
Preferred stock discount	—	(2,307)	—	—	—	—	—	—	—	(2,307)
Issuance of stock warrants	—	—	—	—	2,307	—	—	—	—	2,307
Additional consideration in connection with acquisitions (21,499 shares)	—	—	—	—	—	(137)	—	—	521	384
Common stock issued in connection with directors' compensation	—	—	10,808	54	—	139	—	—	—	193
Common stock issued in connection with director and employee stock purchase plans	—	—	10,623	53	—	88	—	—	—	141
Compensation expense related to stock options	—	—	—	—	—	319	—	—	—	319
Cash dividends declared ($0.50 per share)	—	—	—	—	—	—	(2,847)	—	—	(2,847)

Balance, December 31, 2008	25,000	$22,693	5,768,429	$28,842	$2,307	$64,349	$14,383	$(8,600)	$(1,485)	$122,489

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2008, 2007 and 2006
(Dollar amounts in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash Flows From Operating Activities
Net income	$191	$7,470	$9,153
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,835	998	1,084
Provision for depreciation and amortization of premises and equipment	1,470	1,539	1,653
Amortization of identifiable intangible assets	629	622	636
Deferred income taxes	(345)	(45)	121
Director stock compensation	193	222	171
Net amortization of securities premiums and discounts	14	160	285
Amortization of mortgage servicing rights	202	143	77
Decrease in mortgage servicing rights	(6)	(8)	(18)
Net realized losses (gains) on sales of foreclosed real estate	120	(28)	(13)
Net realized losses (gains) on sales of securities	7,230	2,324	(515)
Proceeds from sales of loans held for sale	42,787	100,014	187,040
Net gains on sale of loans	(831)	(1,743)	(3,121)
Loans originated for sale	(41,074)	(95,854)	(172,945)
Increase in investment in life insurance	(695)	(667)	(487)
Compensation expense related to stock options	319	255	245
Net change in fair value of liabilities	(521)	103	—
Decrease (increase) in accrued interest receivable and other assets	9,022	66	(1,642)
(Decrease) increase in accrued interest payable and other liabilities	(9,190)	(11,667)	12,256

Net Cash Provided by Operating Activities	14,350	3,904	33,980

Cash Flow From Investing Activities
Investment securities:
Purchases—available for sale	(182,595)	(169,175)	(16,732)
Principal repayments, maturities and calls—available for sale	33,631	23,334	26,729
Principal repayments, maturities and calls—held to maturity	—	—	3,031
Proceeds from sales—available for sale	91,376	118,654	8,006
Net increase in loans receivable	(70,022)	(59,755)	(113,339)
Proceeds from sale of loans	740	2,195	1,708
Net (increase) decrease in Federal Home Loan Bank Stock	(153)	(985)	1,546
Net (increase) decrease in foreclosed real estate	166	337	(758)
Purchases of premises and equipment	(1,180)	(1,492)	(834)
Disposals of premises and equipment	11	2	51
Purchases of bank owned life insurance	—	—	(5,000)
Net cash used in acquisitions	(1,750)	—	—

Net Cash Used In Investing Activities	(129,776)	(86,885)	(95,592)

See Notes to Consolidated Financial Statements.

 VIST FINANCIAL CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31, 2008, 2007 and 2006
(Dollar amounts in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash Flow From Financing Activities
Net increase in deposits	137,955	9,806	43,109
Net (decrease) increase in federal funds purchased	(64,786)	36,105	15,875
Net (decrease) increase in short-term securities sold under agreements to repurchase	(5,795)	(106)	1,532
Net increase in long-term securities sold under agreements to repurchase	15,000	20,000	20,000
Proceeds from long-term debt	20,000	40,000	—
Repayments of long-term debt	(15,000)	(14,500)	(23,500)
Issuance of preferred stock	25,000	—	—
Purchase of treasury stock	—	(660)	(1,118)
Reissuance of treasury stock	384	320	281
Proceeds from the exercise of stock options and stock purchase plans	141	222	1,810
Tax benefits from employee stock transactions	—	12	127
Cash dividends paid	(3,978)	(4,264)	(3,800)

Net Cash Provided By Financing Activities	108,921	86,935	54,316

(Decrease) increase in cash and cash equivalents	(6,505)	3,954	(7,296)
Cash and Cash Equivalents:
January 1	25,789	21,835	29,131

December 31	$19,284	$25,789	$21,835

Cash Payments For:
Interest	$30,421	$34,833	$28,862

Taxes	$703	$1,500	$2,910

Supplemental Schedule of Non-cash Investing and Financing Activities
Other real estate acquired in settlement of loans	$736	$466	$771

See Notes to Consolidated Financial Statements.

1.     Significant Accounting Policies

Principles of Consolidation:

        On March 3, 2008, the Company changed its name from Leesport Financial Corp. to VIST Financial Corp. This re-branding initiative brought all the Leesport Financial Family of Companies under one new name and brand.

        The consolidated financial statements include the accounts of VIST Financial Corp. (the "Company"), a bank holding company, which has elected to be treated as a financial holding company, and its wholly-owned subsidiaries, VIST Bank (the "Bank"), VIST Insurance, LLC ("VIST Insurance") and VIST Capital Management, LLC ("VIST Capital"). As of December 31, 2008, the Bank's wholly-owned subsidiary was VIST Mortgage Holdings, LLC. All significant inter-company accounts and transactions have been eliminated.

Nature of Operations:

        The Bank provides full banking services. VIST Insurance provides risk management services, employee benefits insurance and personal and commercial insurance coverage through multiple insurance companies. VIST Capital provides investment advisory and brokerage services. VIST Mortgage Holdings, LLC provides mortgage brokerage services through its limited partnership agreements with unaffiliated third parties involved in the real estate services industry. First Leesport Capital Trust I, Leesport Capital Trust II and Madison Statutory Trust I are trusts formed for the purpose of issuing mandatory redeemable debentures on behalf of the Company. These trusts are wholly-owned subsidiaries of the Company, but are not consolidated for financial statement purposes. See "Junior Subordinated Debt" in Note 10 of the consolidated financial statements. The Company and the Bank are subject to the regulations of various federal and state agencies and undergo periodic examinations by various regulatory authorities.

Use of Estimates:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the potential impairment of goodwill and intangible assets, restricted stock, the valuation of deferred tax assets and the determination of other-than-temporary impairment on securities.

Significant Group Concentrations of Credit Risk:

        Most of the Company's banking, insurance and wealth management activities are with customers located within Berks, Schuylkill, Philadelphia, Montgomery and Delaware Counties, as well as, within other southeastern Pennsylvania market areas. Note 4 of the consolidated financial statements details the Company's investment securities portfolio for both available for sale and held to maturity investments. Note 5 of the consolidated financial statements details the Company's loan concentrations. Although the Company has a diversified loan portfolio, its debtors' ability to honor contracts is influenced by the region's economy.

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

Investment Securities Impairment Evaluation:

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

        If a decline in market value of a security is determined to be other than temporary, under generally accepted accounting principles, we are required to write these securities down to their estimated fair value. As of December 31, 2008, we owned single issue and pooled trust preferred securities of other financial institutions and private label collateralized mortgage obligations whose aggregate historical cost basis is greater than their estimated fair value (see note 4 of the consolidated financial statements). We have reviewed these securities and determined that the decreases in estimated fair value are temporary. We perform an ongoing analysis of these securities utilizing both readily available market data and third party analytical models. Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, we will write them down through a charge to earnings to their then current fair value.

        The Company's banking subsidiary, VIST Bank, is required to maintain certain amounts of FHLB stock as a member of the FHLB. These equity securities are "restricted" in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment write-downs have been recorded on these securities during 2008, 2007, or 2006.

        The FHLB of Pittsburgh announced in December 2008 that it voluntarily suspended the payment of dividends and the repurchase of excess capital stock from member banks. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of maintaining liquidity and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase excess capital stock. The FHLB last paid a dividend in the third quarter of 2008. Accounting guidance indicates that an investor in FHLB Pittsburgh capital stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that should reflect the investor's view of FHLB Pittsburgh's long-term performance, which includes factors such as its operating performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes on FHLB Pittsburgh, and accordingly, on the members of FHLB Pittsburgh and its liquidity and funding position. After evaluating all of these considerations, the Company believes the par value of its shares will be recovered. Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

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

        The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

Foreclosed Assets:

        Foreclosed assets, which are recorded in other assets were $263,000 and $548,000 at December 31, 2008 and 2007, repsectively, include properties acquired through foreclosure or in full or partial satisfaction of the related loan.

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

Bank-Owned Life Insurance:

        The Bank invests in bank owned life insurance ("BOLI") as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of the policies and, in 2006, the Bank purchased $5 million of additional BOLI. This life insurance investment is carried at the cash surrender value of the underlying policies in the amount of $18.6 million and $17.9 million at December 31, 2008 and 2007, respectively. Income from the increase in cash surrender value of the policies is included in other income on the income statement.

Stock-Based Compensation:

        Prior to January 1, 2006, employee compensation expense under stock option plans was recognized only if options were granted with exercise prices below the market price of the related stock at the stock option grant date in accordance with the intrinsic value method of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Because the exercise price of the Company's employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted. The Company adopted the provisions of SFAS No. 123, "Share-Based Payment (Revised 2004)," on January 1, 2006. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the consolidated statements of income based on their fair values on the measurement date, which, for the Company, is the date of the grant. The Company transitioned to fair-value based accounting for stock-based compensation using the modified-prospective transition method. Under the modified-prospective method, the Company is required to record compensation cost for new awards and to awards modified, purchased or cancelled after January 1, 2006. Additionally, compensation cost for the portion of non-vested awards (awards for which the requisite service has not been rendered) that were outstanding as of January 1, 2006 will be recognized prospectively over the remaining vesting period of such awards.

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

Revenue Recognition for Insurance Activities:

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

Income Taxes:

        Income Taxes—The calculation of the provision for federal and state income taxes is complex and requires the use of estimates and judgments. In the Company's consolidated balance sheet, the Company maintains two accruals for income taxes: the Company's income tax payable represents the estimated amount currently due to the federal and state government and is reported as a component of "other liabilities"; the Company's deferred federal and state income tax asset or liability represents the estimated impact of temporary differences between how the Company recognizes its assets and liabilities under GAAP, and how such assets and liabilities are recognized under the federal and state tax codes.

        Deferred federal and state taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred federal and state tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities in the financial statements and their tax basis. Deferred federal and state tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred federal and state tax assets and liabilities are adjusted through the provision for income taxes for the effects of changes in tax laws and rates on the date of enactment.

        The effective tax rate is based in part on the Company's interpretation of the relevant current tax laws. The Company believes the aggregate liabilities related to taxes are appropriately reflected in the consolidated financial statements. The Company reviews the appropriate tax treatment of all transactions taking into consideration statutory, judicial, and regulatory guidance in the context of the Company's tax positions. In addition, the Company relies on various tax opinions, recent tax audits, and historical experience.

        From time to time, the Company engages in business transactions that may have an effect on its tax liabilities. Where appropriate, the Company obtains opinions of outside experts and has assessed the relative merits and risks of the appropriate tax treatment of business transactions taking into account statutory, judicial, and regulatory guidance in the context of the tax position. However, changes to the Company's estimates of accrued taxes can occur due to changes in tax rates, implementation of new business strategies, resolution of issues with taxing authorities regarding previously taken tax positions and newly enacted statutory, judicial, and regulatory guidance. Such changes could affect the amount of our accrued taxes and could be material to the Company's financial position and/or results of operations. (See Note 13 of the consolidated financial statements.)

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

        By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company, and, therefore, creates a repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it has no repayment risk. The Company minimizes the credit (or repayment) risk in the derivative instruments by entering into transactions with high quality counterparties.

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

        During 2008, the Company entered into two interest rate swaps to manage its exposure to interest rate risk. The interest rate swap transactions involved the exchange of the Company's floating rate interest rate payment on its $15 million in floating rate junior subordinated debt for a fixed rate interest payment without the exchange of the underlying principal amount. The cumulative change in fair value of the hedging derivative, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged exposure, will be deferred and reported as a component of other comprehensive income or loss (OCI). Any hedge ineffectiveness will be charged to current earnings.

Advertising:

        Advertising costs are expensed as incurred.

Earnings Per Common Share:

        Basic earnings per common share is calculated by dividing net income, less Series A Preferred Stock dividends, by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options, if dilutive, using the treasury stock method. For 2008, dividends on the Series A Preferred Stock were immaterial and were not included in income available for common shareholders or basic and diluted earnings per common share.

        The Company's calculation of earnings per share for the years ended December 31, 2008, 2007, and 2006 is as follows:

	Net Income (numerator)	Weighted Average shares (denominator)	Per share amount
	(In thousands except per share data)
2008
Basic earnings per share:
Net income available to common shareholders	$191	5,689	$0.03
Effect of dilutive stock options	—	6	—

Diluted earnings per share:
Net income available to common shareholders plus assumed conversion	$191	5,695	$0.03

2007
Basic earnings per share:
Net income available to common shareholders	$7,470	5,672	$1.32
Effect of dilutive stock options	—	24	(0.01)

Diluted earnings per share:
Net income available to common shareholders plus assumed conversion	$7,470	5,696	$1.31

	Net Income (numerator)	Weighted Average shares (denominator)	Per share amount
	(In thousands except per share data)
2006
Basic earnings per share:
Net income available to common shareholders	$9,153	5,610	$1.63
Effect of dilutive stock options	—	47	(0.01)

Diluted earnings per share:
Net income available to common shareholders plus assumed conversion	$9,153	5,657	$1.62

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

        The components of other comprehensive income (loss) and related tax effects were as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Unrealized holding (losses) gains on available for sale securities	$(17,408)	$(188)	$1,447
Unrealized holding (losses) on cash flow hedges	(1,161)	—	—
Reclassification adjustment for losses (gains) realized in income	7,230	2,324	(515)

Net unrealized (losses) gains	(11,339)	2,136	932
Income tax effect	3,855	(726)	(315)

Other comprehensive (loss) income	$(7,484)	$1,410	$617

Equity Method Investment:

        On December 29, 2003, the Bank entered into a limited partner subscription agreement with Midland Corporate Tax Credit XVI Limited Partnership, where the Bank receives special tax credits and other tax benefits. The Bank subscribed to a 6.2% interest in the partnership, which is subject to an adjustment depending on the final size of the partnership at a purchase price of $5 million. This investment of $3.6 million and $3.9 million is included and recorded in other assets as of December 31, 2008 and 2007, respectively, and is not guaranteed; therefore, it is accounted for in accordance with Statement of Position (SOP) 78-9, "Accounting for Investments in Real Estate Ventures" using the equity method.

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

Recently Issued Accounting Standards:

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits certain financial assets and financial liabilities to be measured at fair value, using an instrument-by-instrument election. The initial effect of adopting SFAS No. 159 must be accounted for as a cumulative-effect adjustment to opening retained earnings for the year in which SFAS No. 159 is applied. Retrospective application of SFAS No. 159 to years preceding the effective date is not permitted. The Company elected to early adopt SFAS No. 159 as of January 1, 2007. This adoption resulted in a one-time cumulative after-tax charge of $409,000 ($619,000 pre-tax) to opening retained earnings as of January 1, 2007. See Note 17, for additional information.

        In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about assets and liabilities measured at fair value. FASB Statement No. 157 does not change existing guidance as to whether or not an asset or liability is carried at fair value. The new standard provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The standard also establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The standard eliminates large position discounts for financial instruments quoted in active markets, requires costs related to acquiring financial instruments carried at fair value to be included in earnings as incurred and requires that an issuer's credit standing be considered when measuring liabilities at fair value. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted. In conjunction with the early adoption of SFAS No. 159 indicated above, the Company adopted SFAS No. 157 beginning January 1, 2007. See Note 17, for the new disclosures required by SFAS No. 157 regarding the market-based pricing associated with assets and liabilities carried at fair value. No significant impact to amounts reported in the consolidated financial position or results of operations resulted from the adoption of SFAS No. 157.

        In December 2007, the FASB issued FASB statement No. 141 (R) "Business Combinations". This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance is effective for fiscal years beginning after December 15, 2008. This new pronouncement will impact the Company's accounting for business combinations completed beginning January 1, 2009.

        In December 2007, the FASB issued FASB statement No. 160 "Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51". This Statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

        In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions." This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The implementation of this standard will not have a material impact on the Company's consolidated financial statements.

        In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" (Statement 161). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 has been applied, and the impact that hedges have on an entity's financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

        In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

        In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60" (Statement 163). This Statement clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. Statement 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. Except for the required disclosures, earlier application is not permitted. The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

        In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This FSP is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

        In September 2008, the FASB issued FSP 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161" (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS

No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 are effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard did not have a material impact on the Company's consolidated financial position and results of operations.

        In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board ("IASB"). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

        In December 2008, the FASB issued FSP SFAS 140-4 and FASB Interpretation (FIN) 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" (FSP SFAS 140-4 and FIN 46(R)-8). FSP SFAS 140-4 and FIN 46(R)-8 amends FASB SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), "Consolidation of Variable Interest Entities", to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46(R)-8 are intended to provide greater transparency to financial statement users about a transferor's continuing involvement with transferred financial assets and an enterprise's involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46(R) are effective for reporting periods (annual or interim) ending after December 15, 2008. The implementation of this standard did not have a material impact on the Company's consolidated financial position and results of operations.

        In January 2009, the FASB issued FSP EITF 99-20-1, "Amendments to the Impairment of Guidance of EITF Issue No. 99-20" (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets", to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The implementation of this standard did not have a material impact on the Company's consolidated financial position and results of operations, however, see note 4 of the consolidated financial statements for a furhter discussion.

2.    Acquisitions Including Goodwill and Other Intangible Assets

        On September 1, 2008, the Company paid cash of $1.8 million for Fisher Benefits Consulting, an insurance agency specializing in Group Employee Benefits, located in Pottstown, Pennsylvania. Fisher Benefits Consulting has become a part of VIST Insurance. As a result of the acquisition, VIST Insurance, continues to expand its retail and commercial insurance presence in southeastern

Pennsylvania counties. The results of Fisher Benefits Consultings operations have been included in the Company's consolidated financial statements since September 2, 2008.

        Included in the $1.8 million purchase price for Fisher Benefits Consulting was goodwill of $0.2 million and identifiable intangible assets of $1.6 million. Contingent payments totaling $750,000, or $250,000 for each of the first three years following the acquisition, will be paid if certain predetermined revenue target ranges are met. These payments are expected to be added to goodwill when paid. The contingent payments could be higher or lower depending upon whether actual revenue earned in each of the three years following the acquisition is less than or exceeds the predetermined revenue goals.

        In accordance with the provisions of SFAS No. 142, the Company amortizes other intangible assets over the estimated remaining life of each respective asset. Amortizable intangible assets were composed of the following:

	December 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortizable intangible assets:
Purchase of client accounts (20 year weighted average useful life)	$4,805	$992	$3,295	$802
Employment contracts (7 year weighted average useful life)	1,135	968	1,075	810
Assets under management (20 year weighted average useful life)	184	58	184	49
Trade name (20 year weighted average useful life)	196	196	196	189
Core deposit intangible (7 year weighted average useful life)	1,852	1,125	1,852	860

Total	$8,172	$3,339	$6,602	$2,710

Aggregate Amortization Expense:
For the year ended December 31, 2008	$629
For the year ended December 31, 2007	622
For the year ended December 31, 2006	636
Estimated Amortization Expense:
For the year ending December 31, 2009	648
For the year ending December 31, 2010	534
For the year ending December 31, 2011	461
For the year ending December 31, 2012	249
For the year ending December 31, 2013	249

        The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

	Banking and Financial Services	Insurance	Brokerage and Investment Services	Total
	(In thousands)
Balance as of January 1, 2007	$27,768	$10,400	$1,021	$39,189
Contingent payments during the year 2007	—	—	—	—

Balance as of December 31, 2007	27,768	10,400	1,021	39,189
Goodwill acquired during the year 2008	—	223	—	223
Contingent payments during the year 2008	—	320	—	320

Balance as of December 31, 2008	$27,768	$10,943	$1,021	$39,732

3.    Restrictions on Cash and Due from Banks

        The Federal Reserve Bank requires the Bank to maintain average reserve balances. For the year 2008 and 2007, the average of the daily reserve balances required to be maintained approximated $2.6 million and $1.2 million, respectively.

4.    Securities Available For Sale and Securities Held to Maturity

        The amortized cost and estimated fair values of securities available for sale and securities held to maturity were as follows at December 31, 2008 and 2007 (in thousands):

Securities Available For Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008:
Obligations of U.S. Government agencies and corporations	$9,438	$110	$(217)	$9,331
Mortgage-backed debt securities	185,945	3,215	(3,983)	185,177
State and municipal obligations	26,582	42	(1,591)	25,033
Other debt securities	13,172	—	(8,682)	4,490
Equity securities	9,113	34	(798)	8,349

	$244,250	$3,401	$(15,271)	$232,380

December 31, 2007:
Obligations of U.S. Government agencies and corporations	$5,889	$11	$(2)	$5,898
Mortgage-backed debt securities	136,103	683	(587)	136,199
State and municipal obligations	20,582	20	(199)	20,403
Other debt securities	14,415	—	(494)	13,921
Equity securities	16,745	135	(1,258)	15,622

	$193,734	$849	$(2,540)	$192,043

Securities Held To Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008:
Corporate debt securities	$3,060	$2	$(1,136)	$1,926

	$3,060	$2	$(1,136)	$1,926

December 31, 2007:
Corporate debt securities	$3,078	$79	$(57)	$3,100

	$3,078	$79	$(57)	$3,100

        Proceeds from sales of investment securities available-for-sale were $91.4 million in 2008, $118.7 million in 2007 and $8.0 million in 2006.

        The following gross gains and losses were realized on sales of securities available for sale in 2008, 2007 and 2006 (in thousands):

Year	Gains	Losses	Net
2008	$490	$(7,720)	$(7,230)
2007	$377	$(2,701)	$(2,324)
2006	$519	$(4)	$515

        Securities with a market value of $182.8 million and $173.4 million at December 31, 2008 and 2007, respectively, were pledged to secure securities sold under agreements to repurchase, public deposits and for other purposes as required or permitted by law.

        The federal income tax provision includes ($2,460,000), ($790,000) and $175,000 in 2008, 2007 and 2006, respectively, of federal income taxes related to net gains and losses on the sale of securities.

        The following table shows the gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007 (in thousands):

	Less than 12 Months		12 Months or More		Total
Securities Available for Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2008:
Obligations of U.S. Government agencies and corporations	$5,707	$(217)	$—	$—	$5,707	$(217)
Mortgage-backed debt securities	28,084	(2,554)	4,523	(1,429)	32,607	(3,983)
State and municipal obligations	22,740	(1,591)	—	—	22,740	(1,591)
Other debt securities	1,065	(157)	3,425	(8,525)	4,490	(8,682)
Equity securities	162	(53)	1,778	(745)	1,940	(798)

Total	$57,758	$(4,572)	$9,726	$(10,699)	$67,484	$(15,271)

	Less than 12 Months		12 Months or More		Total
Securities Held to Maturity	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2008:
Corporate debt securities	$881	$(1,136)	$—	$—	$881	$(1,136)

Total	$881	$(1,136)	$—	$—	$881	$(1,136)

	Less than 12 Months		12 Months or More		Total
Securities Available for Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2007:
Obligations of U.S. Government agencies and corporations	$—	$—	$998	$(2)	$998	$(2)
Mortgage-backed debt securities	22,708	(109)	27,685	(478)	50,393	(587)
State and municipal obligations	11,449	(187)	350	(12)	11,799	(199)
Other debt securities	1,483	(16)	10,764	(478)	12,247	(494)
Equity securities	1,046	(306)	5,767	(952)	6,813	(1,258)

Total	$36,686	$(618)	$45,564	$(1,922)	$82,250	$(2,540)

	Less than 12 Months		12 Months or More		Total
Securities Held to Maturity	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2007:
Other debt securities	$—	$—	$1,000	$(57)	$1,000	$(57)

Total	$—	$—	$1,000	$(57)	$1,000	$(57)

Other-Than-Temporary-Impairment

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

        If a decline in market value of a security is determined to be other than temporary, under generally accepted accounting principles, we are required to write these securities down to their estimated fair value. As of December 31, 2008, we owned single issue and pooled trust preferred securities of other financial institutions and private label collateralized mortgage obligations whose aggregate historical cost basis is greater than their estimated fair value We have reviewed these securities and determined that the decreases in estimated fair value are temporary. We perform an ongoing analysis of these securities utilizing both readily available market data and third party analytical models. Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, we will write them down through a charge to earnings to their then current fair value.

        At December 31, 2008, there were 65 securities with unrealized losses in the less than twelve month category and 37 securities with unrealized losses in the twelve month or more category.

        A.    Obligations of U. S. Government Agencies and Corporations.    The unrealized losses on the Company's investments in obligations of U S Government agencies were caused by illiquidity and dislocation in the market as a result of the ongoing credit crisis. At December 31, 2008, U. S. Government agencies and corporations bonds represented 4.0% of the total available for sale securities held in the investment securities portfolio. The Company purchased those investments at par or at a discount relative to their face amount and the contractual cash flows are guaranteed by an agency of the U S Government. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2008. Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

        B.    Mortgage-Backed Debt Securities.    The unrealized losses on the Company's investments in federal agency mortgage-backed securities and corporate (non-agency) collateralized mortgage obligations were primarily caused by illiquidity and dislocation in the market as a result of the ongoing credit crisis. At December 31, 2008, federal agency mortgage-backed securities represented 60.5% of the total fair value of available for sale securities held in the investment securities portfolio and corporate collateralized mortgage obligations represented 19.1% of the total fair value of available for sale securities held in the investment securities portfolio. The Company purchased those securities at a price relative to the market at the time of the purchase. The contractual cash flows of those federal agency mortgage-backed securities are guaranteed by the US Government.

        For corporate (non-agency) collateralized mortgage obligations, the Company uses a model to further analyze each issue to determine whether or not the current unrealized losses are other-than-temporary. This framework applies stress to each issue based on current market data detailing underlying collateral, delinquency, bankruptcy, foreclosure and real estate owned (REO). Each category is assigned a standard default and severity rate to derive a total custom credit coverage rate. This custom credit coverage rate is compared to the current credit support along with various other criteria including: percent decline in fair value; credit rating downgrades; probability of repayment of amounts due; changes in average life and the Company's ability and intent to hold the securities to recovery of its full value to determine whether the issue is other-than-temporarily impaired.

        Because the decline in the market value of mortgage-backed debt securities is primarily attributable to illiquidity and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2008. Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

        C.    State and Municipal Obligations.    The unrealized losses on the Company's investments in state and municipal obligations were primarily caused by illiquidity, dislocation in the market as a result of the ongoing credit crisis and the deterioration of the creditworthiness of certain monoline bond insurers. At December 31, 2008, state and municipal obligation bonds represented 10.8% of the total fair value of available for sale securities held in the investment securities portfolio. The Company purchased those obligations at a price relative to the market at the time of the purchase, and the tax advantaged benefit of the interest earned on these investments reduce the Company's federal tax liability. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2008. Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

        D.    Other Debt Securities.    Included in other debt securities at December 31, 2008, were one asset-backed security which represented 0.1% of the total total fair value of available for sale securities, three corporate debt issues representing 1.4% of the total total fair value of available for sale securities, three single issue trust preferred securities ("TRUPS") representing 0.2% and 97.0% of the total fair value of available for sale securities and the total held to maturity securities, respectively, and ten pooled TRUPS representing 0.3% and 3.0% of the total fair value of available for sale securities and the total held to maturity securities, respectively.

        The Company's unrealized losses on other debt securities relate primarily to its investment in pooled TRUPS. The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Due to the illiquidity in the market, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time. Because the Company has analyzed the cash flow characteristics of the securities and has the ability and intent to hold these securities until a recovery of fair value, which may be at maturity; and determined that there was no adverse change in the expected cash flows, it does not consider the investment in these securitized assets to be other-than-temporarily impaired at December 31, 2008.

        Investments in other debt securities include $16.2 million book value of single issue and pooled TRUPS of other financial institutions. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. For pooled TRUPS, the Company uses a third party OTTI evaluation model to compare the present value of current cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying TRUPS. Management assumptions used in the model include expected future default rates and prepayments. The Company assumes no recoveries on defaults and treats all interest payment deferrals as defaults. In addition, the model "stresses" each CDO, or makes assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate underlying collateral before the CDO could break yield and no longer fully support repayments. At December 31, 2008, the cash flow model indicated no OTTI impairment charge. Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

        E.    Equity Securities.    Equity securities include restricted stock in the Federal Home Loan Bank of Pittsburgh ("FHLB") of $5.7 million and $5.5 million at December 31, 2008 and 2007, respectively. The FHLB requires the Company to maintain a certain amount of FHLB stock according to a predetermined formula. The stock is carried at cost.

        The amortized cost and fair value of securities as of December 31, 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain securities may be called or prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$1,500	$1,470	$—	$—
Due after one year through five years	1,542	825	—	—
Due after five years through ten years	1,421	1,277	—	—
Due after ten years	44,729	35,282	3,060	1,926
Mortgage-backed securities	185,945	185,177	—	—
Equity securities	9,113	8,349	—	—

	$244,250	$232,380	$3,060	$1,926

5.     Loans

        The components of loans were as follows:

	December 31,
	2008	2007
	(In thousands)
Residential real estate—1 to 4 family	$185,866	$198,607
Residential real estate—multi family	34,869	33,457
Commercial	174,219	156,396
Commercial, secured by real estate	326,442	294,932
Construction	89,556	79,414
Consumer	3,995	5,690
Home equity lines of credit	72,137	53,405

	887,084	821,901
Net deferred loan fees	(779)	(903)
Allowance for loan losses	(8,124)	(7,264)

Loans, net of allowance for loan losses	$878,181	$813,734

        Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2008	2007	2006
		(In thousands)
Balance, beginning	$7,264	$7,611	$7,619
Provision for loan losses	4,835	998	1,084
Loans charged off	(4,073)	(1,548)	(1,305)
Recoveries	98	203	213

Balance, ending	$8,124	$7,264	$7,611

        The recorded investment in impaired loans not requiring an allowance for loan losses was $3.2 million at December 31, 2008 and $6.0 million at December 31, 2007. The recorded investment in impaired loans requiring an allowance for loan losses was $7.5 million and $2.1 million at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the related allowance for loan losses associated with those loans was $2.3 million and $1.3 million, respectively. For the years ended December 31, 2008, 2007 and 2006, the average recorded investment in these impaired loans was $8.8 million, $8.9 million and $9.9 million, respectively; and the interest income recognized on impaired loans was $33,000 for 2008, $407,000 for 2007 and $702,000 for 2006.

        Loans on which the accrual of interest has been discontinued amounted to $10.7 million and $3.6 million at December 31, 2008 and 2007, respectively. Loan balances past due 90 days or more and still accruing interest but which management expects will eventually be paid in full, amounted to $140,000 and $3.0 million at December 31, 2008 and 2007, respectively.

6.     Loan Servicing

        Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of these loans as of December 31, 2008 and 2007 was $19.7 million and $22.2 million, respectively.

        The balance of capitalized servicing rights included in other assets at December 31, 2008 and 2007, was $295,000 and $491,000, respectively. The fair value of these rights was $295,000 and $491,000, respectively. The fair value of servicing rights was determined using a 9.5 percent discount rate for 2008 and 2007.

        The following summarizes mortgage servicing rights capitalized and amortized:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Mortgage servicing rights capitalized	$6	$8	$18

Mortgage servicing rights amortized	$202	$143	$77

7.     Premises and Equipment

        Components of premises and equipment were as follows:

	December 31,
	2008	2007
	(In thousands)
Land and land improvements	$263	$263
Buildings	873	865
Leasehold improvements	3,910	3,463
Furniture and equipment	11,567	10,879

	16,613	15,470
Less accumulated depreciation	10,022	8,578

Premises and equipment, net	$6,591	$6,892

        Certain facilities and equipment are leased under various operating leases. Rental expense for these leases was $3.3 million, $2.9 million and $3.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        Future minimum rental commitments under non-cancelable leases as of December 31, 2008 were as follows (in thousands):

2009	$2,517
2010	2,296
2011	1,860
2012	1,469
2013	1,478
Subsequent to 2013	14,122

Total minimum payments	$23,742

8.     Deposits

        The components of deposits were as follows:

	December 31,
	2008	2007
	(In thousands)
Demand, non-interest bearing	$108,645	$109,718
Demand, interest bearing	231,504	221,071
Savings	75,706	88,151
Time, $100,000 and over	195,812	90,906
Time, other	238,933	202,799

Total deposits	$850,600	$712,645

        At December 31, 2008, the scheduled maturities of time deposits were as follows (in thousands):

2009	$318,390
2010	73,137
2011	12,595
2012	18,628
2013	11,863
Thereafter	132

$434,745

9.     Borrowings and Other Obligations

        At December 31, 2008 and 2007, the Bank had purchased federal funds from the FHLB and correspondent banks totaling $53.4 million and $118.2 million, respectively.

        During 2007, the Bank entered into securities sold under agreements to repurchase totaling $65 million. These securities sold under agreements to repurchase have 8 to 10 year terms, carry a fixed rate or a variable interest rate spread to the three month LIBOR rate ranging from 3.25% to 4.85%, and, at the contractual reset dates, may either convert to a fixed rate or variable rate loan or may be called. During 2008, the Bank entered into securities sold under agreements to repurchase totaling $35 million. These securities sold under agreements to repurchase have 8 to 10 year terms, carry a fixed rate or a variable interest rate spread to the three month LIBOR rate ranging from 1.95% to 4.75%, and, at the contractual reset dates, may either convert to a fixed rate or variable rate loan or may be called. Total borrowings under these repurchase agreements were $100.0 million and $85.0 million at December 31, 2008 and 2007, respectively.

        These repurchase agreements are treated as financings with the obligations to repurchase securities sold reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains recorded as an asset, although the securities underlying the agreements are delivered to the broker who arranged the transactions. In certain instances, the brokers may have sold, loaned, or disposed of the securities to other parties in the normal course of their operations, and have agreed to deliver to the Company substantially similar securities at the maturity of the agreement. The broker/dealers who participated with the Company in these agreements are primarily broker/dealers reporting to the Federal Reserve Bank of New York. Securities underlying sales of securities under repurchase agreements consisted of investment securities that had an amortized cost of $106.2 million and a market value of $108.3 million at December 31, 2008.

        Securities sold under agreements to repurchase at December 31, 2008 and 2007 consisted of the following:

	Amount				Weighted Average Rate
	2008		2007		2008	2007
	(In thousands)
Fixed rate securities sold under agreements to repurchase maturing:
2013	$—		$20,000	(1)	—%	4.85%
2015	30,000	(2)(4)	15,000	(2)	2.60	3.25
2017	50,000	(3)	50,000	(3)	4.57	3.45
2018	20,000	(5)	—		4.75	—

Total securities sold under agreements to repurchase	$100,000		$85,000		4.02%	3.75%

  (1)
  $20 million called during 2008

  (2)
  $15 million callable 12/26/2009

  (3)
  $5 million callable 03/05/2009; $20 million callable 04/30/2009; $25 million callable 03/22/2009

  (4)
  $15 million callable 01/17/2010

  (5)
  $20 million callable 05/22/2009

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

        The securities underlying the agreements are under the Bank's control. The outstanding customer balances and related information of securities sold under agreements to repurchase are summarized as follows:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Average balance during the year	$25,000	$26,781	$22,014
Average interest rate during the year	2.10%	4.05%	4.13%
Weighted average interest rate at year-end	1.10%	3.64%	4.53%
Maximum month-end balance during the year	$30,615	$32,560	$31,547
Balance as of year-end	$20,086	$25,881	$25,987

        Long-term debt at December 31, 2008 and 2007 consisted of the following:

	Amount		Weighted Average Rate
	2008	2007	2008	2007
	(In thousands)
Fixed rate FHLB advances maturing:
2008	$—	$15,000	—%	4.06%
2009	30,000	30,000	4.28	4.28
2010	10,000	—	3.45	—
2011	10,000	—	3.53	—

Total long term debt	$50,000	$45,000	3.96%	4.20%

        The Bank has a maximum borrowing capacity with the FHLB of approximately $189.2 million, of which advances of $53.4 million of overnight advances and $50.0 million of fixed rate term advances and letters of credit of $13.1 million were outstanding at December 31, 2008. The letters of credit are used to collateralize public deposits. Advances and letters of credit from the FHLB are secured by qualifying assets of the Bank.

        The Company has entered into a contract with a provider of information systems services for the supply of such services through April 2011. The Company is required to make minimum annual payments as follows, whether or not it uses the services (in thousands):

Year Ended	Amount
2009	$477
2010	501
2011	167

Total minimum payments	$1,145

        Total expenditures during 2008, 2007 and 2006 in connection with the contract were $1.9 million, $1.9 million and $1.7 million, respectively.

10.   Junior Subordinated Debt

        First Leesport Capital Trust I, a Delaware statutory business trust, was formed on March 9, 2000 and is a wholly-owned subsidiary of the Company. The Trust issued $5 million of 10 7/8% fixed rate capital trust pass-through securities to investors. First Leesport Capital Trust I purchased $5 million of fixed rate junior subordinated deferrable interest debentures from VIST Financial Corp. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial Corp. of the obligations of the Trust under the capital securities. The capital securities are redeemable by VIST Financial Corp. on or after March 9, 2010, at stated premiums, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on March 9, 2030. In October 2002, the Company entered into an interest rate swap agreement with a notional amount of $5 million that effectively converts the securities to a floating interest rate of six month LIBOR plus 5.25% (8.36% at December 31, 2008). In June, 2003, the Company purchased a six month LIBOR cap with a rate of 5.75% to create protection against rising interest rates for the above mentioned $5 million interest rate swap. Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by other interest rate swaps.

        On September 26, 2002, the Company established Leesport Capital Trust II, a Delaware statutory business trust, in which the Company owns all of the common equity. Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45% (6.25% at December 31, 2008). These debentures are the sole assets of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial Corp. of the obligations of the Trust under the capital securities. These securities must be redeemed in September 2032, but may be redeemed on or after November 7, 2007 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company. As of December 31, 2008, the Company has not exercised the call option on these debentures. In September 2008, the Company entered into an interest rate swap agreement that effectively converts the $10 million of adjustable-rate capital securities to a fixed interest rate of 7.25%. The effective date of the swap transaction is February 2009 (see note 16 of the consolidated financial statements).

        On June 26, 2003, Madison established Madison Statutory Trust I, a Connecticut statutory business trust. Pursuant to the purchase of Madison on October 1, 2004, the Company assumed Madison Statutory Trust I in which the Company owns all of the common equity. Madison Statutory Trust I issued $5 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10% (6.58% at December 31, 2008). These debentures are the sole assets of the Trusts. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial Corp. of the obligations of the Trust under the capital securities. These securities must be redeemed in June 2033, but may be redeemed on or after September 26, 2008 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company. In September 2008, the Company entered into an interest rate swap agreement that effectively converts the $5 million of adjustable-rate capital securities to a fixed interest rate of 6.90%. The effective date of the swap transaction is March 2009 (see note 16 of the consolidated financial statements).

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

11.   Employee Benefits

        The Company has an Employee Stock Ownership Plan (ESOP) to provide its employees with future retirement plan assistance. The ESOP invests primarily in the Company's common stock. Contributions to the Plan are at the discretion of the Board of Directors. For the years ended December 31, 2008, 2007 and 2006, no amounts were accrued to provide for contribution of shares to the Plan. During 2008, 2007 and 2006 respectively, no shares, no shares and 11,873 shares were purchased on behalf of the ESOP. The ESOP plan was terminated as of June 30, 2006. The Company received a favorable determination from the Internal Revenue Service that the ESOP is qualified under Sections 401(a), 409(1) and 4975(e)(7) of the Internal Revenue Code of 1986.

        The Company has a 401(k) Salary Deferral Plan. This plan covers all eligible employees who elect to contribute to the Plan. An employee who has attained 18 years of age and has been employed for at least 30 calendar days is eligible to participate in the Plan effective with the next quarterly enrollment period. Employees become eligible for the Company contribution to the Salary Deferral Plan at each future enrollment period upon completion of one year of service. The Company contributes 150% match of the first 2% of a participants pay deferred into the Plan plus 100% of next 1%, 50% of next 4% for a total available match of 6%. Contributions from the Company vest to the employee over a five year schedule. The annual expense included in salaries and employee benefits representing the expense of the Company's contribution was $713,000, $715,000, and $708,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

        The Company has entered into deferred compensation agreements with certain directors and a salary continuation plan for certain key employees. At December 31, 2008 and 2007, the present value of the future liability for these agreements was $1.6 million for both years. For the years ended December 31, 2008, 2007 and 2006, $159,000, $168,000 and $214,000, respectively, was charged to expense in connection with these agreements. To fund the benefits under these agreements, the Company is the owner and beneficiary of life insurance policies on the lives of certain directors and employees. These bank-owned life insurance policies had an aggregate cash surrender value of $18.6 million and $17.9 million at December 31, 2008 and 2007, respectively.

        The Company has a non-compensatory Employee Stock Purchase Plan (ESPP). Under the ESPP, employees of the Company who elect to participate are eligible to purchase common stock at prices up to a 5 percent discount from the market value of the stock. The ESPP does not allow the discount in the event that the purchase price would fall below the Company's most recently reported book value per share. The ESPP allows an employee to make contributions through payroll deductions to purchase common shares up to 15 percent of annual compensation. The total number of shares of common stock that may be issued pursuant to the ESPP is 250,886. As of December 31, 2008, a total of 52,990 shares have been issued under the ESPP.

12.   Stock Option Plans and Shareholders' Equity

        The Company has an Employee Stock Incentive Plan (ESIP) that covers all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors. The total number of shares of common stock that may be issued pursuant to the ESIP is 486,781. The option price for options issued under the Plan must be at least equal to 100% of the fair market value of the common stock on the date of grant and shall not be less than the stock's par value. Options granted under the Plan have various vesting periods ranging from immediate up to 5 years, 20% exercisable not less than one year after the date of grant, but no later than ten years after the date of grant in accordance with the vesting. Vested options expire on the earlier of ten years after the date of grant, three months from the participant's termination of employment or one year from the date of the participant's death or disability. As of December 31, 2008, a total of 148,072 shares have been issued under the ESIP. This ESIP plan expired on November 10, 2008.

        The Company has an Independent Directors Stock Option Plan (IDSOP). The total number of shares of common stock that may be issued pursuant to the IDSOP is 121,695. The Plan covers all directors of the Company who are not employees and former directors who continue to be employed by the Company. The option price for options issued under the Plan will be equal to the fair market value of the Company's common stock on the date of grant. Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Company or the cessation of the participant's employment, or twelve months from the date of the participant's death or disability. As of December 31, 2008, a total of 21,166 shares have been issued under the IDSOP. This IDSOP plan expired on November 10, 2008.

        On April 17, 2007, shareholders approved the VIST Financial Corp. 2007 Equity Incentive Plan (EIP). The total number of shares which may be granted under the Equity Incentive Plan is equal to 12.5% of the outstanding shares of the Company's common stock on the date of approval of the Plan and is subject to automatic annual increases by an amount equal to 12.5% of any increase in the number of the Company's outstanding shares of common stock during the preceding year or such lesser number as determined by the Company's board of directors. The total number of shares of common stock that may be issued pursuant to the EIP is 676,572. The EIP covers all employees and non-employee directors of the Company and its subsidiaries. Incentive stock options, nonqualified stock options and restricted stock grants are authorized for issuance under the EIP. The exercise price for stock options granted under the EIP must equal the fair market value of the Company's common stock on the date of grant. Vesting of awards under the EIP is determined by the Human Resources Committee of the board of directors, but must be at least one year. The committee may also subject an award to one or more performance criteria. Stock options and restricted stock awards generally expire upon termination of employment. In certain instances after an optionee terminates employment or service, the Committee may extend the exercise period for a vested nonqualified stock option up to the remaining term of the option. A vested incentive stock option must be exercised within three months following termination of employment if such termination is for reasons other than cause. Performance goals generally cannot be accelerated or waived except in the event of a change in control or upon death, disability or retirement. As of December 31, 2008, no shares have been issued under the EIP. This EIP will expire on April 17, 2017.

        A combined summary of stock option transactions under the Plans is presented in the following table:

	Years Ended December 31,
	2008		2007		2006
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at the beginning of the year	443,562	$20.15	438,502	$20.20	380,720	$18.29
Granted	292,229	13.07	24,978	19.11	162,356	22.88
Exercised	—	—	(5,249)	13.42	(83,488)	16.94
Forfeited	(11,589)	19.56	(12,402)	22.31	(17,400)	19.27
Expired	(15,313)	20.29	(2,267)	21.96	(3,686)	19.88

Outstanding at the end of the year	708,889	$17.23	443,562	$20.15	438,502	$20.20

Exercisable at December 31	374,892	$19.87	323,384	$19.49	236,676	$18.37

        Options available for grant at December 31, 2008 were 406,921.

        Other information regarding options outstanding and exercisable as of December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding	Average Remaining Term in Years	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
$ 8.00 to $ 9.99	141,500	10.0	$9.43	—	$—
10.00 to 11.99	19,209	7.2	11.12	6,536	11.31
12.00 to 13.99	54,798	3.8	12.99	43,298	12.79
14.00 to 15.49	11,550	3.7	14.68	11,550	14.68
15.50 to 16.99	29,824	3.1	15.97	29,824	15.97
17.00 to 18.49	140,924	9.1	17.41	10,868	17.99
18.50 to 21.49	160,579	6.7	21.21	160,301	21.21
21.50 to 22.99	131,037	7.5	22.90	101,125	22.89
23.00 to 24.49	19,468	8.0	23.25	11,390	23.23

	708,889	7.6	$17.23	374,892	$19.87

        Proceeds from stock option exercises from director and employee stock purchase plans totaled $0 in 2008, $222,000 in 2007 and $1.8 million in 2006.

        As of December 31, 2008, 2007 and 2006, the aggregate intrinsic value of options outstanding was $0, $350,000 and $1.1 million, respectively. As of December 31, 2008, 2007 and 2006, the weighted average remaining term of options outstanding was 7.6 years, 7.1 years and 8.2 years, respectively. As of December 31, 2008, 2007 and 2006, the aggregate intrinsic value of options exercisable was $0, $350,000 and $1.0 million, respectively. As of December 31, 2008, 2007 and 2006, the weighted average remaining term of options exercisable was 6.0 years, 6.4 years and 7.0 years, respectively.

        The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holder had all option holders exercised their options on December 31, 2008. The aggregate intrinsic value of a stock option will change based on fluctuations in the market value of the Company's stock.

        Stock-Based Compensation Expense.    As stated in Note 1—Significant Accounting Policies, the Company adopted the provisions of SFAS No. 123R on January 1, 2006. SFAS No. 123R requires that stock-based compensation to employees be recognized as compensation cost in the consolidated statements of income based on their fair values on the measurement date, which, for the Company, is the date of grant. Included in the results for the years ended December 31, 2008, 2007 and 2006 were compensation costs relating to the adoption of Statement No. 123R of approximately $319,000, $255,000 and $245,000, respectively, or $211,000 net of tax, $168,000 net of tax and $162,000 net of tax, respectively. Cash flows from financing activities for 2008 and 2007 included $0 and $12,000, respectively, in cash inflows from excess tax benefits related to stock compensation. As of December 31, 2008 and 2007, there was approximately $436,000 and $414,000, respectively, of total unrecognized compensation cost related to non-vested stock options under the plans.

        Valuation of Stock-Based Compensation.    The fair value of options granted during 2008, 2007 and 2006 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2008	2007	2006
Dividend yield	6.09%	3.75%	3.06%
Expected life	7 years	7 years	7 years
Expected volatility	21.52%	16.91%	17.43%
Risk-free interest rate	2.54%	3.91%	4.61%
Weighted average fair value of options granted	$1.29	$2.76	$4.47

        The expected volatility is based on historic volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company's history and expectation of dividend payouts.

        Stock Repurchase Plan.    On July 17, 2007, the Company announced that it has increased the number of shares remaining for repurchase under its stock repurchase plan, originally effective January 1, 2003, and extended May 20, 2004, to 150,000 shares. During 2008, the Company repurchased no shares of common stock. At December 31, 2008, the maximum number of shares that may yet be purchased under the plan is 115,000.

        As a result of the issuance of the Series A Preferred Stock, prior to the earlier of the third anniversary date of the issuance of the Series A Preferred Stock (December 19, 2011) or the date on which the Series A Preferred Stock have been redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties which are not affiliates of the Treasury, the Company is restriced against redeeming, purchasing or acquiring any shares of Common Stock or other capital stock or other equity securities of any kind of the Company without the consent of the Treasury.

13.   Income Taxes

        The components of federal and state income tax expense were as follows:

	Years ended December 31,
	2008	2007	2006
	(In thousands)
Current federal income tax expense	$(1,900)	$1,791	$2,718
Current state income tax expense	195	—	—
Deferred federal and state income tax expense (benefit)	(345)	(45)	121

	$(2,050)	$1,746	$2,839

        Reconciliation of the statutory federal income tax expense computed at 34% to the income tax expense included in the consolidated statements of income is as follows:

	Years ended December 31,
	2008	2007	2006
	(In thousands)
Federal income tax at statutory rate	$(632)	$3,133	$4,077
State tax expense	195	—	—
Tax exempt interest	(958)	(729)	(584)
Interest disallowance	112	109	78
Bank owned life insurance	(236)	(227)	(165)
Tax credits	(600)	(600)	(600)
Incentive stock option expense	101	87	54
Other	(32)	(27)	(21)

	$(2,050)	$1,746	$2,839

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

        Net deferred tax assets consisted of the following components:

	December 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$2,762	$2,470
Deferred compensation	550	530
Net operating loss carryovers	508	1,247
Net unrealized losses on available for sale securities	4,036	575
Non-qualified stock option expense	8	45
Deferred issuance costs	199	210
Other	202	40

Total deferred tax assets	8,265	5,117

Deferred tax liabilities:
Premises and equipment	122	(407)
Goodwill	(776)	(807)
Core deposit intangible	(248)	(337)
Mortgage servicing rights	(100)	(167)
Loans receivable	—	(62)
Prepaid expense and deferred loan costs	(556)	(436)

Total deferred tax liabilities	(1,558)	(2,216)

Net deferred tax assets	$6,707	$2,901

        As of December 31, 2008, the Company has utilized all of the federal net operating loss carryovers from the acquisition of Madison. The utilization of these losses is subject to annual limitation under

Section 382 of the Internal Revenue Code. The Company has approximately $5.1 million of state net operating loss carryovers which will expire in 2024.

        In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007. The Company has evaluated its tax positions as of December 31, 2008. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. Under the "more likely than not" threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2008, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company's policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the Commonwealth of Pennsylvania. The Company is no longer subject to examination by U.S. Federal taxing authorities for the years before January 1, 2005 and for all state income taxes through December 31, 2004.

14.   Transactions with Executive Officers and Directors

        The Bank has had banking transactions in the ordinary course of business with its executive officers and directors and their related interests on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 2008 and 2007, these persons were indebted to the Bank for loans totaling $10.6 million and $7.9 million, respectively. During 2008, $0.7 million of new loans were made and repayments totaled $2.0 million.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2008, that the Company and the Bank meet all minimum capital adequacy requirements to which they are subject.

        As of December 31, 2008, the most recent notification from the Bank's primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed its category.

        The Company's and the Bank's actual capital amounts and ratios are presented below:

	Actual			Minimum for Capital Adequacy Purposes				Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
	(Dollar amounts in thousands)
As of December 31, 2008:
Total Capital (to risk-weighted assets):
VIST Financial Corp.,	$113,923	12.91%	≥	$70,619	≥	8.00%		N/A		N/A
VIST Bank	96,873	11.11	≥	69,776	≥	8.00	≥	$87,220	≥	10.00%
Tier 1 capital (to risk-weighted assets):
VIST Financial Corp.,	105,799	11.99	≥	35,310	≥	4.00		N/A		N/A
VIST Bank	88,749	10.18	≥	34,888	≥	4.00	≥	52,332	≥	6.00
Tier 1 capital (to average assets):
VIST Financial Corp.,	105,799	9.16	≥	46,182	≥	4.00		N/A		N/A
VIST Bank	88,749	7.73	≥	45,933	≥	4.00	≥	57,416	≥	5.00
As of December 31, 2007:
Total Capital (to risk-weighted assets):
VIST Financial Corp.,	$91,520	11.12%	≥	$65,844	≥	8.00%		N/A		N/A
VIST Bank	85,258	10.51	≥	64,918	≥	8.00	≥	$81,148	≥	10.00%
Tier 1 capital (to risk-weighted assets):
VIST Financial Corp.,	84,256	10.24	≥	32,922	≥	4.00		N/A		N/A
VIST Bank	77,994	9.61	≥	32,459	≥	4.00	≥	48,689	≥	6.00
Tier 1 capital (to average assets):
VIST Financial Corp.,	84,256	7.99	≥	42,157	≥	4.00		N/A		N/A
VIST Bank	77,994	7.47	≥	41,763	≥	4.00	≥	52,204	≥	5.00

        On December 19, 2008, the Company issued to the United States Department of the Treasury ("Treasury") 25,000 shares of Series A, Fixed Rate, Cumulative Perpetual Preferred Stock ("Series A Preferred Stock"), with a par value of $0.01 per share and a liquidation preference of $1,000 per share, and a warrant ("Warrant") to purchase 364,078 shares of the Company's common stock, par value $5.00 per share, for an aggregate purchase price of $25,000,000 in cash.

        The Series A Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. Under ARRA, the Series A Preferred Stock may be redeemed at any time following consultation by the Company's primary bank regulator and Treasury, not withstanding the terms of the original transaction documents. Under FAQ's issued recently by Treasury, participants in the Capital Purchase Program desiring to repay part of an investment by Treasury must repay a minimum of 25% of the issue price of the preferred stock.

        Prior to the earlier of the third anniversary date of the issuance of the Series A Preferred Stock (December 19, 2011) or the date on which the Series A Preferred Stock have been redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties which are not affiliates of the Treasury, the Company can not increase its common stock dividend from the last quarterly cash dividend per share ($0.10) declared on the common stock prior to October 14, 2008 without the consent of the Treasury,

        The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $10.30 per share of common stock. If the Company receives aggregate gross cash proceeds of not less than $25,000,000 from qualified equity offerings on or prior to December 31, 2009, the number of shares of common stock issuable pursuant to exercise of the Warrant will be reduced by one half of the original number of shares underlying the Warrant. In addition, in the event that the Company redeems the Series A Preferred Stock, the Company can repurchase the warrant at "fair value" as defined in the investment agreement with Treasury.

        Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. At December 31, 2008, the Bank had approximately $9.6 million available for payment of dividends to the Company. Loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis. At December 31, 2008, the Bank had a $1.0 million loan outstanding to VIST Insurance. At December 31, 2007, the Bank had no secured loans outstanding to the Company or any of its subsidiaries.

        As of January 20, 2009, the Company had declared a $0.10 per share cash dividend for common shareholders of record on February 2, 2009, payable February 13, 2009. As of December 19, 2007, the Company had declared a $.20 per share cash dividend for common shareholders of record on January 2, 2008, payable January 15, 2008.

        For 2008, dividends on the Series A Preferred Stock were immaterial and were not included in income available for common shareholders or basic and diluted earnings per common share.

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

        A summary of the Bank's financial instrument commitments is as follows:

	December 31,
	2008	2007
	(In thousands)
Commitments to extend credit:
Loan origination commitments	$59,093	$79,886
Unused home equity lines of credit	48,919	52,030
Unused business lines of credit	138,181	167,136

Total commitments to extend credit	$246,193	$299,052

Standby letters of credit	$14,479	$18,135

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

        Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2008 and 2007 for guarantees under standby letters of credit issued is not material.

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

        Under the swap, the Company pays interest at a variable rate equal to six month LIBOR plus 5.25%, adjusted semiannually (8.36% at December 31, 2008), and the Company receives a fixed rate equal to the interest that the Company is obligated to pay on the related trust preferred securities (10.875%). The interest rate swap is designated a fair value hedge as defined in SFAS No. 133. Both the interest rate swap and the related debt are recorded on the balance sheet at fair value through adjustments to other expense.

        In September 2008, the Company entered into two interest rate swaps to manage its exposure to interest rate risk. The interest rate swap transactions involved the exchange of the Company's floating rate interest rate payment on its $15 million in floating rate junior subordinated debt for a fixed rate interest payment without the exchange of the underlying principal amount. Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties' failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.

        This hedge relationship fails to qualify for the assumption of no ineffectiveness (short cut method) as defined by SFAS No. 133 paragraph 68. Therefore, consistent with the requirement of SFAS No. 133 paragraphs 28-35 and with the risk management objective of hedging the variability of expected future cash flows, the Company accounts for this hedge relationship as a cash flow hedge.

        The cumulative change in fair value of the hedging derivative, to the extent that it is expected to be offset by the cumulative change in anticipated interest cash flows from the hedged exposure, will be deferred and reported as a component of other comprehensive income or loss (OCI). Any hedge ineffectiveness will be charged to current earnings. Consistent with the risk management objective and the hedge accounting designation, management measured the degree of hedge effectiveness by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Management will utilize the "Hypothetical Derivative Method" to compute the cumulative change in anticipated interest cash flows from the hedged exposure. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated interest cash flows from the hedged exposure, the hedge will be deemed effective. The Company will use the Hypothetical Derivative Method to measure ineffectiveness. Under this method, the calculation of ineffectiveness, as required under paragraph 30(b)(2) of SFAS No. 133, will be done by using the change in fair value of the hypothetical derivative. That is, the swap will be recorded at fair value on the balance sheet and other comprehensive income or loss will be adjusted to an amount that reflects the lesser of either the cumulative change in fair value of the swap or the cumulative change in the fair value of the hypothetical derivative instrument. Management will determine the ineffectiveness of the hedging relationship by comparing the cumulative change in anticipated interest cash flows from the hedged exposure over the hedging period to the cumulative change in anticipated cash flows from the hedging derivative. Any difference between these two measures will be deemed hedge ineffectiveness and recorded in current earnings. As of December 31, 2008 the hedge instrument was deemed to be effective, therefore, no amounts were charged to current earnings. The Company does not expect to reclassify any hedge-related amounts from accumulated other comprehensive income (loss) to earnings over the next twelve months.

        The cash flow hedge is comprised of two pay fixed interest rate swap contracts to hedge $15 million in floating rate junior subordinated debt. The first pay fixed interest rate swap contract carries a 3.80% fixed rate and hedges $10 million in floating rate junior subordinated debt and will become effective on February 7, 2009. The second pay fixed interest rate swap contract carries a 3.80% fixed rate and hedges $5 million in floating rate junior subordinated debt and will become effective on March 27, 2009.

        The estimated fair values of the interest rate swap agreements represent the amount the Company would have expected to receive to terminate such contract. At December 31, 2008 and 2007, the estimated fair value of the interest rate swap agreements was $(1,601,000) and $82,000, respectively, and was offset by an increase in the fair value of the related trust preferred security. The swap agreements expose the Company to market and credit risk if the counterparty fails to perform. Credit risk is equal to the extent of a fair value gain on the swaps. The Company manages this risk by entering into these transactions with high quality counterparties.

        During the years ended December 31, 2008, 2007 and 2006, the Company recognized amounts received or receivable under the agreement of $100,000, $4,000 and $27,000, which were recorded as a reduction of interest expense on the trust preferred securities.

        Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by other interest rate swaps. In June 2003, the Company purchased a six month LIBOR cap to create protection against rising interest rates for the above mentioned $5 million interest rate swap. The initial premium related to this interest rate cap was $102,000. At December 31, 2008 and 2007, the carrying and market values were approximately $0 and $3,000, respectively.

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

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS 157 effective for its fiscal year beginning January 1, 2007.

        The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at December 31, 2008 and 2007:

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

        SFAS No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

	As of December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available for sale	$1,675	$230,705	$—	$232,380
Interest rate swaps	—	(1,601)	—	(1,601)
Liabilities:
Junior subordinated debt	$—	$19,711	$—	$19,711

	As of December 31, 2007
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Securities available for sale	$—	$192,043	$—	$192,043
Interest rate swaps	—	82	—	82
Liabilities:
Junior subordinated debt	$—	$20,232	$—	$20,232

        The following table presents the assets measured on a nonrecurring basis reported on the consolidated statements of financial condition at their fair value by level within the fair value hierarchy.

	As of December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Loans held for sale	$—	$2,283	$—	$2,283
Impaired loans	—	—	5,270	5,270

	As of December 31, 2007
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Loans held for sale	$—	$3,165	$—	$3,165
Impaired loans	—	—	837	837

        Impaired loans totaled $5.3 million at December 31, 2008, compared to $837,000 at December 31, 2007. The $4.4 million increase in non-performing loans from December 31, 2007 to December 31, 2008, was due primarily to three commercial real estate loans totaling approximately $4.6 million.

        As a result of the change in fair value of the junior subordinated debt, included in other assets for the year ended December 31, 2008 is a gain of approximately $521,000.

        Certain assets and liabilities are measured at fair value on a nonrecurring basis, that is, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2008.

        Net securities losses for the year ended December 31, 2008, were primarily due to the pre-tax losses of approximately $7.5 million on the sale of perpetual preferred stock associated with the federal takeover of Fannie Mae and Freddie Mac, government sponsored enterprises ("GSE's"), placed into conservatorship on September 7, 2008, by the Federal Housing Finance Agency and the U.S. Treasury and other corporate equity securities.

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

Investment Securities Available for Sale:

        Securities classified as available for sale are reported at fair value utilizing Level 1 and Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond's terms and conditions, among other things.

Loans Held for Sale:

        The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted price exists, the fair value of a loan is determined based on expected proceeds based on sales contracts and commitments.

Impaired Loans:

        Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS114"), in which the Company has measured impairment generally based on the fair value of the loan's collateral. Impaired loans are evaluated and valued at the time the loan is identified as impaired. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management's historical knowledge, changes in market conditions from the time of valuation, and/or management's expertise and knowledge of the client and client's business. Impaired loans are reviewed and evaluated on a monthly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Mortgage servicing rights:

        The fair value of mortgage servicing rights is based on observable market prices when available or the present value of expected future cash flows when not available.

Interest Rate Swap Agreements:

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

        The estimated fair values of the Company's financial instruments as of December 31, 2008 and 2007 were as follows:

	2008 Carrying Amount	2008 Estimated Fair Value	2007 Carrying Amount	2007 Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents and federal funds sold	$19,284	$19,284	$25,789	$25,789
Mortgage loans held for sale	2,283	2,283	3,165	3,165
Securities available for sale	232,380	232,380	192,043	192,043
Securities held to maturity	3,060	1,926	3,078	3,100
Loans, net	878,181	897,930	813,734	830,357
Mortgage servicing rights	295	295	491	491
Accrued interest receivable	4,734	4,734	4,845	4,845
Interest rate cap	—	—	3	3
Interest rate swap	(1,601)	(1,601)	82	82
Financial Liabilities:
Deposits	850,600	858,744	712,645	713,206
Securities sold under agreements to repurchase	120,086	121,572	110,881	110,881
Federal funds purchased	53,424	53,424	118,210	118,210
Long-term debt	50,000	50,975	45,000	45,157
Junior subordinated debt	19,711	19,711	20,232	20,232
Accrued interest payable	3,413	3,413	3,197	3,197
Off-balance Sheet Financial Instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

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

        Segment information for 2008, 2007 and 2006 is as follows (in thousands):

	Banking and Financial Services	Mortgage Banking	Brokerage and Investment Services	Insurance	Total
2008
Net interest income and other income from external customers	$31,409	$2,956	$892	$11,357	$46,614
Income (loss) before income taxes	(4,901)	1,332	(150)	1,860	(1,859)
Total assets	1,130,591	75,370	1,247	17,656	1,224,864
Purchases of premises and equipment	1,142	1	1	36	1,180
2007
Net interest income and other income from external customers	$35,924	$2,806	$987	$11,371	$51,088
Income (loss) before income taxes	6,413	645	(23)	2,181	9,216
Total assets	1,045,800	60,648	1,198	17,305	1,124,951
Purchases of premises and equipment	1,200	39	16	237	1,492
2006
Net interest income and other income from external customers	$36,675	$4,458	$788	$11,393	$53,314
Income (loss) before income taxes	8,822	1,001	(158)	2,327	11,992
Total assets	967,040	53,758	1,226	19,608	1,041,632
Purchases of premises and equipment	758	10	6	60	834

        Income (loss) before income taxes, as presented above, does not reflect referral and management fees of approximately $588,000, $1.6 million and $213,000 that the mortgage banking operation, insurance operation and the brokerage and investment operation, respectively, paid to the Company during 2008. For 2007, referral and management fees of approximately $694,000, $1.4 million and $149,000 were paid by the mortgage banking operation, insurance operation and the brokerage and investment operation, respectively. For 2006, referral and management fees of approximately $891,000, $1.2 million and $140,000 were paid by the mortgage banking operation, insurance operation and the brokerage and investment operation, respectively.

19.   Legal Proceedings

        The Company is party to legal actions that are routine and incidental to its business. In management's opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on the financial statements of the Company.

20.   VIST Financial Corp. (Parent Company Only) Financial Information

BALANCE SHEET

	December 31,
	2008	2007
	(In thousands)
ASSETS
Cash and short-term investments	$15,715	$331
Investment in bank subsidiary	109,774	106,331
Investment in non-bank subsidiary	13,717	14,634
Securities available for sale	2,079	3,881
Premises and equipment and other assets	1,557	4,072

Total assets	$142,842	$129,249

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	642	2,425
Junior subordinated debt, at fair value as of December 31, 2008	19,711	20,232
Shareholders' equity	122,489	106,592

Total liabilities and shareholders' equity	$142,842	$129,249

STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Dividends from subsidiaries	$3,209	$4,372	$3,912
Other income	9,025	9,377	8,771
Interest expense on junior subordinated debt	(1,437)	(1,898)	(1,852)
Other expense	(8,617)	(7,568)	(6,648)

Income before equity in undistributed net income (loss) of subsidiaries and income taxes	2,180	4,283	4,183
Income tax expense (benefit)	(190)	50	138
Net equity in undistributed net income (loss) of subsidiaries	(2,179)	3,237	5,108

Net income	$191	$7,470	$9,153

 STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash Flows From Operating Activities
Net Income	$191	$7,470	$9,153
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	322	283	273
Equity in undistributed loss (income) of subsidiaries	2,179	(3,237)	(5,108)
Directors' stock compensation	193	222	171
Loss (Gain) on sale of available for sale securities	236	(55)	(262)
Increase (decrease) other liabilities	(2,304)	313	825
Decrease (increase) in other assets	2,983	1,215	286
Other, net	(8,213)	4,388	5,985

Net Cash (Used In) Provided by Operating Activities	(4,413)	10,599	11,323

Cash Flow From Investing Activities
Purchase of available for sale investment securities	(118)	(350)	(1,267)
Sales and principal repayments, maturities and calls of available for sale securities	1,322	882	2,680
Purchase of premises and equipment	(428)	(337)	(391)
Investment in bank subsidiary	(3,443)	(7,855)	(7,072)
Investment in non-bank subsidiary	917	(978)	(139)

Net Cash Used In Investing Activities	(1,750)	(8,638)	(6,189)

Cash Flow From Financing Activities
Proceeds from the exercise of stock options and stock purchase plans	141	222	1,810
Issuance of preferred stock	25,000	—	—
Purchase of treasury stock and warrant	—	(660)	(1,118)
Reissuance of treasury stock	384	320	281
Cash dividends paid	(3,978)	(4,264)	(3,800)

Net Cash Provided By (Used In) Financing Activities	21,547	(4,382)	(2,827)

Increase (decrease) in cash and cash equivalents	15,384	(2,421)	2,307
Cash:
Beginning	331	2,752	445

Ending	$15,715	$331	$2,752

21.   Quarterly Data (Unaudited)

	Year Ended December 31, 2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$16,091	$16,752	$16,348	$16,787
Interest expense	7,496	7,671	7,288	8,182

Net interest income	8,595	9,081	9,060	8,605
Provision for loan losses	2,250	525	1,650	410

Net interest income after provision for loan losses	6,345	8,556	7,410	8,195
Other income	4,382	4,958	4,674	4,489
Net realized gains (losses) on sale of securities	(436)	(6,996)	61	141
Other expense	11,469	10,569	10,513	11,087

Income before income taxes	(1,178)	(4,051)	1,632	1,738
Income taxes (benefit)	(2,950)	557	164	179

Net income	$1,772	$(4,608)	$1,468	$1,559

Earnings per common share:
Basic earnings per share	$0.31	$(0.81)	$0.26	$0.27

Diluted earnings per share	$0.31	$(0.81)	$0.26	$0.27

	Year Ended December 31, 2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$17,350	$17,357	$17,111	$16,586
Interest expense	8,821	8,903	8,655	8,456

Net interest income	8,529	8,454	8,456	8,130
Provision for loan losses	400	300	148	150

Net interest income after provision for loan losses	8,129	8,154	8,308	7,980
Other income	4,735	5,116	5,154	4,838
Net realized gains on sale of securities	84	85	—	(2,493)
Other expense	10,436	10,034	10,206	10,198

Income before income taxes	2,512	3,321	3,256	127
Income taxes	480	786	754	(274)

Net income	$2,032	$2,535	$2,502	$401

Earnings per common share:
Basic earnings per share	$0.36	$0.45	$0.44	$0.07

Diluted earnings per share	$0.35	$0.45	$0.44	$0.07

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2008. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of such date.

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation under the framework in Internal Control—Integrated Framework, the Company's management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        There have been no changes in the Company's internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by Beard Miller Company LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

        Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control- Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2008. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
VIST Financial Corp.
Wyomissing, Pennsylvania

        We have audited VIST Financial Corp.'s (the "Company") internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, VIST Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the consolidated related statements of income, shareholders' equity, and cash flows of VIST Financial Corp. and subsidiaries, and our report dated March 4, 2009 expressed an unqualified opinion.

/s/ BEARD MILLER COMPANY LLP

Beard Miller Company, LLP
Reading, Pennsylvania
March 4, 2009

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information under the captions "MATTER NO. 1—Election of Directors,""Director Information;" "Corporate Governance;" "Board of Directors and Committee Meetings;" and "Other Director and Officer Information" included in the Registrant's Proxy Statement for the Annual meeting of Shareholders to be held on April 21, 2009 is incorporated herein by reference.

Item 11.    Executive Compensation

        The information under the captions "Director Compensation;" "Compensation Discussion and Analysis," "Executive Compensation;" and "Other Director and Officer information" included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2009 is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The information under the captions "Beneficial Ownership by Directors and Executive Officers" and "Additional Information" included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2009 is incorporated herein by reference.

        The following table provides certain information regarding securities issued or issuable under the Company's equity compensation plans as of December 31, 2008.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	708,889	$17.2300	406,921
Equity compensation plans not approved by security holders	—	N/A	—

Total	708,889	$17.2300	406,921

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information relating to certain relationships and related transactions is incorporated herein by reference to the information disclosed under the captions "Corporate Governance" and "Other Director and Officer Information" included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2009 is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information relating to principal accounting fees and services is incorporated herein by reference to the information under the caption "Audit and Other Fees" included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2009.

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

  (b)
  Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of VIST Financial Corp., as amended, including Statement with Respect to Shares for the Fixed rate Cumulative Perpetual Preferred Stock, Series A.
3.2	Bylaws of VIST Financial Corp. (incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K filed on March 6, 2008).
4.1
Form of Rights Agreement, dated as of September 19, 2001, between VIST Financial Corp., and American Stock Transfer & Trust Company as Rights Agent, as amended (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on March 6, 2008).
4.2
Amendment to Amended and Restated Rights Agreement, dated as of December 17, 2008, between VIST Financial Corp. and American Stock Transfer & Trust Company, as the rights agent (incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K filed on December 23, 2008).
10.1
Employment Agreement, dated September 19, 2005, among VIST Financial Corp., VIST Bank, and Robert D. Davis (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K/A filed on September 22, 2005).*
10.2	Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).*
10.3	Deferred Compensation Plan for Directors (incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).*
10.4	VIST Financial Corp. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10-1 to Registrant's Registration Statement on Form S-8 No. 333-37452).*
10.5	1998 Employee Stock Incentive Plan (incorporated by reference to Exhibit 99-1 to Registrant's Registration Statement on Form S-8 No. 333-108130).*
10.6	1998 Independent Directors Stock Option Plan (incorporated by reference to Exhibit 99-1 to Registrant's Registration Statement on Form S-8 No. 333-108129).*

Exhibit No.	Description
10.7	Employment Agreement, dated September 17, 1998, among VIST Financial Corp., VIST Insurance, LLC, and Charles J. Hopkins, as amended (incorporated herein by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).*
10.9
Change in Control Agreement, dated February 11, 2004, among VIST Financial Corp., VIST Bank, and Jenette L. Eck. (incorporated by reference to Exhibit 10.10 of Registrant's Annual Report Form 10-K for the year ended December 31, 2005).*
10.11	Amended and Restated Employment Agreement, dated as of July 2, 2007, among VIST Financial Corp., VIST Insurance, LLC, and Michael C. Herr.
10.12
Change in Control Agreement, dated January 3, 2007, among VIST Financial Corp., VIST Bank, and Christina S. McDonald (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).*
10.13
Change in Control Agreement, dated December 12, 2008, among VIST Financial Corp., VIST Bank, and Terry F. Favilla (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).*
10.14	VIST Financial Corp. 2007 Equity Incentive Plan (incorporated by reference to Exhibit A of the Registrant's definitive proxy statement, dated March 9, 2007).*
10.15
Letter Agreement, including Securities Purchase Agreement—Standard Terms, dated December 19, 2008, between VIST Financial Corp. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on December 23, 2008).
10.16
Form of Letter Agreement, dated December 19, 2008, between VIST Financial Corp. and certain of its executive officers relating to executive compensation limitations under the United States Treasury Department's Capital Purchase Program.*
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

March 6, 2009

VIST FINANCIAL CORP.
By:	/s/ ROBERT D. DAVIS Robert D. Davis President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT D. DAVIS Robert D. Davis	President and Chief Executive Officer, Director (Principal Executive Officer)	March 6, 2009
/s/ EDWARD C. BARRETT Edward C. Barrett	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2009
/s/ JAMES H. BURTON James H. Burton	Director	March 6, 2009
/s/ PATRICK J. CALLAHAN Patrick J. Callahan	Director	March 6, 2009
/s/ ROBERT D. CARL, III Robert D. Carl, III	Director	March 6, 2009
/s/ CHARLES J. HOPKINS Charles J. Hopkins	Director	March 6, 2009
/s/ PHILIP E. HUGHES, JR. Philip E. Hughes, Jr.	Director	March 6, 2009
/s/ ANDREW J. KUZNESKI III Andrew J. Kuzneski III	Director	March 6, 2009
/s/ M. DOMER LEIBENSPERGER M. Domer Leibensperger	Director	March 6, 2009
/s/ FRANK C. MILEWSKI Frank C. Milewski	Vice Chairman of the Board; Director	March 6, 2009

/s/ MICHAEL J. O'DONOGHUE Michael J. O'Donoghue	Director	March 6, 2009
/s/ HARRY J. O'NEILL III Harry J. O'Neill III	Director	March 6, 2009
/s/ BRIAN R. RICH Brian R. Rich	Director	March 6, 2009
/s/ KAREN A. RIGHTMIRE Karen A. Rightmire	Director	March 6, 2009
/s/ ALFRED J. WEBER Alfred J. Weber	Chairman of the Board; Director	March 6, 2009