Form 10-Q
period 2009-03-31
VIST FINANCIAL CORP
filed 2009-05-08
CIK 775662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2009,

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
as of May 8, 2009
COMMON STOCK ($5.00 Par Value)	5,790,445
(Title of Class)	(Outstanding Shares)

FORWARD LOOKING STATEMENTS

VIST Financial Corp. (the “Company”), may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits hereto and thereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company’s control).  The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.  The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in laws and regulations applicable to financial institutions (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; the nature, extent, and timing of governmental actions and reforms, including the rules of participation for the Trouble Asset Relief Program voluntary Capital Purchase Program under the Emergency Economic Stabilization Act of 2008, which may be changed unilaterally and retroactively by legislative or regulatory actions; and the success of the Company at managing the risks involved in the foregoing.

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

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2009	2008
ASSETS

Cash and due from banks	$20,114	$18,964
Federal funds sold	13,550	—
Interest-bearing deposits in banks	353	320

Total cash and cash equivalents	34,017	19,284

Mortgage loans held for sale	2,841	2,283
Securities available for sale	244,135	232,380
Securities held to maturity, fair value 2009 - $1,767; 2008 - $1,926	3,054	3,060
Loans, net of allowance for loan losses 2009 - $8,165; 2008 - $8,124	878,425	878,181
Premises and equipment, net	6,685	6,591
Identifiable intangible assets	4,662	4,833
Goodwill	39,732	39,732
Bank owned life insurance	18,628	18,552
Other assets	26,851	19,968

Total assets	$1,259,030	$1,224,864

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$106,510	$108,645
Interest bearing	824,152	741,955

Total deposits	930,662	850,600

Securities sold under agreements to repurchase	127,242	120,086
Federal funds purchased	—	53,424
Long-term debt	50,000	50,000
Junior subordinated debt, at fair value	19,805	19,711
Other liabilities	7,585	8,554

Total liabilities	1,135,294	1,102,375

Shareholders’ equity
Preferred stock: $0.01 par value; authorized 1,000,000 shares; $1,000 liquidation preference per share; 25,000 shares of Series A 5% cumulative preferred stock issued and outstanding; Less: discount of $2,208 at March 31, 2009 and a discount of $2,307 at December 31, 2008	22,792	22,693
Common stock, $5.00 par value; authorized 20,000,000 shares; issued: 5,800,929 shares at March 31, 2009 and 5,768,429 shares at December 31, 2008	29,005	28,842
Stock Warrants	2,307	2,307
Surplus	63,588	64,349
Retained earnings	14,913	14,383
Accumulated other comprehensive loss	(8,678)	(8,600)
Treasury stock; 10,484 shares at March 31, 2009 and 68,354 shares at December 31, 2008, at cost	(191)	(1,485)

Total shareholders’ equity	123,736	122,489

Total liabilities and shareholders’ equity	$1,259,030	$1,224,864

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31, 2009	March 31, 2008

Interest income:
Interest and fees on loans	$12,342	$14,110
Interest on securities:
Taxable	2,870	2,254
Tax-exempt	286	213
Dividend income	39	206
Interest on federal funds sold	3	—
Other interest income	1	4

Total interest income	15,541	16,787

Interest expense:
Interest on deposits	5,154	5,503
Interest on short-term borrowings	17	721
Interest on securities sold under agreements to repurchase	1,063	954
Interest on long-term debt	505	599
Interest on junior subordinated debt	315	405

Total interest expense	7,054	8,182

Net Interest Income	8,487	8,605
Provision for loan losses	825	410

Net Interest Income after provision for loan losses	7,662	8,195

Other income:
Customer service fees	658	620
Mortgage banking activities	267	323
Commissions and fees from insurance sales	2,958	2,684
Brokerage and investment advisory commissions and fees	330	237
Earnings on investment in life insurance	76	168
Gain on sale of loans	—	23
Other Income	1,070	434
Net realized gains (losses) on sales of securities	159	141

Total other income	5,518	4,630

Other expense:
Salaries and employee benefits	5,688	5,730
Occupancy expense	1,069	1,129
Furniture and equipment expense	606	672
Marketing and advertising expense	270	657
Amortization of identifiable intangible assets	171	150
Professional services	892	535
Outside processing	951	820
Insurance expense	444	271
Other expense	1,188	1,123

Total other expense	11,279	11,087

Income before income taxes	1,901	1,738
Income taxes	292	179

Net income	1,609	1,559
Preferred stock dividends and discount accretion	(412)	—
Net income available to common shareholders	1,197	1,559

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31, 2009	March 31, 2008

EARNINGS PER SHARE DATA

Average shares outstanding for basic earnings per share	5,735,968	5,673,403
Basic earnings per share	$0.21	$0.28
Average shares outstanding for diluted earnings per share	5,735,968	5,688,193
Diluted earnings per share	$0.21	$0.27
Cash dividends declared per actual share outstanding	$0.10	$0.20

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2009 and 2008

(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock					Accumulated
	Number of		Number of					Other
	Shares	Liquidation	Shares	Par	Stock		Retained	Comprehensive	Treasury
	Issued	Value	Issued	Value	Warrants	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2009	25,000	$22,693	5,768,429	$28,842	$2,307	$64,349	$14,383	$(8,600)	$(1,485)	$122,489

Comprehensive income (loss):
Net income	—	—	—	—	—	—	1,609	—	—	1,609
Change in net unrealized gains (losses) on securities available for sale, net of tax effect	—	—	—	—	—	—	—	(55)	—	(55)
Change in net unrealized gains (losses) on cash flow hedge, net of tax effect	—	—	—	—	—	—	—	(23)	—	(23)
Total comprehensive income										1,531

Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—
Preferred stock discount	—	99	—	—	—	—	—	—	—	99
Stock Warrants	—	—	—	—	—	—	(99)	—	—	(99)

Reissuance of 57,870 shares of treasury stock	—	—	—	—	—	(870)	—	—	1,294	424

Common stock issued in connection with directors’ compensation	—	—	28,243	141	—	78	—	—	—	219
Common stock issued in connection with director and employee stock purchase plans	—	—	4,257	22	—	11	(4)	—	—	29
Compensation expense related to stock options	—	—	—	—	—	20	—	—	—	20

Common stock cash dividends paid ($0.10 per share)	—	—	—	—	—	—	(573)	—	—	(573)
Preferred stock cash dividends declared	—	—	—	—	—	—	(403)	—	—	(403)
Balance, March 31, 2009	25,000	$22,792	5,800,929	$29,005	$2,307	$63,588	$14,913	$(8,678)	$(191)	$123,736

	Preferred Stock		Common Stock					Accumulated
	Number of		Number of					Other
	Shares	Liquidation	Shares	Par	Stock		Retained	Comprehensive	Treasury
	Issued	Value	Issued	Value	Warrants	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2008	—	$—	5,746,998	$28,735	$—	$63,940	$17,039	$(1,116)	$(2,006)	$106,592

Comprehensive income:
Net income	—	—	—	—	—	—	1,559	—	—	1,559
Change in net unrealized gains (losses) on securities available for sale, net of tax effect	—	—	—	—	—	—	—	139	—	139
Total comprehensive income	—	—	—	—	—	—	—	—	—	1,698

Additional consideration in connection with acquisitions (21,499 shares)	—	—	—	—	—	(138)	—	—	521	383

Common stock issued in connection with directors’ compensation	—	—	10,808	54	—	139	—	—	—	193
Common stock issued in connection with director and employee stock purchase plans	—	—	2,600	13	—	32	—	—	—	45
Tax benefits from employee stock transactions	—	—	—	—	—	—	—	—	—	—
Compensation expense related to stock options	—	—	—	—	—	77	—	—	—	77
Cash dividends declared ($0.20 per share)	—	—	—	—	—	—	(1,139)	—	—	(1,139)
Balance, March 31, 2008	$—	$—	$5,760,406	$28,802	$—	$64,050	$17,459	$(977)	$(1,485)	$107,849

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Cash Flows From Operating Activities
Net income	$1,609	$1,559
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	825	410
Provision for depreciation and amortization of premises and equipment	343	386
Amortization of identifiable intangible assets	171	150
Deferred income taxes	(42)	7
Director stock compensation	219	193
Net amortization of securities premiums and discounts	86	11
Decrease in mortgage servicing rights	53	55
Net realized losses on sales of foreclosed real estate	—	93
Net realized gains on sales of securities	(159)	(141)
Proceeds from sales of loans held for sale	16,833	11,649
Net gains on sale of loans	(261)	(308)
Loans originated for sale	(17,130)	(11,853)
Increase in investment in life insurance	(76)	(168)
Compensation expense related to stock options	20	77
Net change in fair value of liabilities	95	(197)
(Increase) decrease in accrued interest receivable and other assets	(411)	270
Decrease in accrued interest payable and other liabilities	(1,258)	(254)

Net Cash Provided by Operating Activities	917	1,939

Cash Flow From Investing Activities
Investment securities:
Purchases - available for sale	(48,927)	(21,480)
Principal repayments, maturities and calls - available for sale	18,011	9,670
Principal repayments, maturities and calls - held to maturity	—	6
Proceeds from sales - available for sale	19,156	8,963
Net increase in loans receivable	(7,467)	(8,133)
Proceeds from sale of loans	—	399
Net increase in Federal Home Loan Bank Stock	—	(480)
Purchases of premises and equipment	(473)	(386)
Disposals of premises and equipment	36	3
Net Cash Used In Investing Activities	(19,664)	(11,438)

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollar amounts in thousands)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Cash Flow From Financing Activities
Net increase in deposits	80,062	45,313
Net decrease in federal funds purchased	(53,424)	(46,773)
Net increase in securities sold under agreements to repurchase	7,156	3,657
Proceeds from long-term debt	—	15,000
Reissuance of treasury stock	424	383
Proceeds from the exercise of stock options and stock purchase plans	29	45
Cash dividends paid on preferred and common stock	(767)	(1,131)
Net Cash Provided By Financing Activities	33,480	16,494

Increase in cash and cash equivalents	14,733	6,995
Cash and Cash Equivalents:
January 1	19,284	25,789
March 31	$34,017	$32,784

Cash Payments For:
Interest	$7,471	$8,343
Taxes	$—	$—

Supplemental Schedule of Non-cash Investing and Financing Activities
Transfer of loans receivable to real estate owned	$6,398	$174

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. For purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, and interest bearing deposits in other banks. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.             Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income, less Series A Preferred Stock dividends and discount accretion, by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options, if dilutive, using the treasury stock method. For 2008, there were no dividends or discount accretion on the Series A Preferred Stock.

Earnings per common share for the respective periods indicated have been computed based upon the following:

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(Dollar amounts in thousands)

Net Income	$1,609	$1,559
Less: preferred stock dividends	(313)	—
Less: preferred stock discount accretion	(99)	—

Net income available to common shareholders	$1,197	$1,559

Average shares outstanding	5,735,968	5,673,403
Effect of dilutive stock options	—	14,790

Average number of shares used to calculate diluted earnings per share	5,735,968	5,688,193

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

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(Dollar amounts in thousands)

Unrealized holding gains on available for sale securities	$76	$351
Unrealized holding (losses) on cash flow hedges	(35)	—
Reclassification adjustment for gains realized in income	(159)	(141)
Net unrealized (losses) gains	(118)	210
Income tax effect	40	(71)
Other comprehensive (loss) income	$(78)	$139

4.             Guarantees

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $13.6 million and $14.5 million of financial and performance standby letters of credit as of March 31, 2009 and December 31, 2008, respectively. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next 24 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2009 and December 31, 2008 for guarantees under standby letters of credit is not material.

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

	Banking and Financial Services	Mortgage Banking	Insurance Services	Investment Services	Total
	(Dollar amounts in thousands)
Three months ended March 31, 2009
Net interest income and other income from external sources	$9,273	$866	$3,520	$346	$14,005
Income before income taxes	651	495	698	57	1,901
Total Assets	1,163,071	77,129	17,590	1,240	1,259,030
Purchases of premises and equipment	472	—	1	—	473

Three months ended March 31, 2008
Net interest income and other income from external sources	$9,449	$838	$2,689	$259	$13,235
Income (loss) before income taxes	1,084	299	370	(15)	1,738
Total Assets	1,058,447	65,122	17,966	1,288	1,142,823
Purchases of premises and equipment	347	1	37	1	386

6.             Stock Incentive Plans

The Company has an Employee Stock Incentive Plan (ESIP) that covers all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors. The total number of shares of common stock that may be issued pursuant to the ESIP is 486,781. The option price for options issued under the ESIP must be at least equal to 100% of the fair market value of the common stock on the date of grant and shall not be less than the stock’s par value. Options granted under the ESIP have various vesting periods ranging from immediate up to 5 years, 20% exercisable not less than one year after the date of grant, but no later than ten years after the date of grant in accordance with the vesting. Vested options expire on the earlier of ten years after the date of grant, three months from the participant’s termination of employment or one year from the date of the participant’s death or disability. As of March 31, 2009, a total of 148,072 shares have been issued under the ESIP. The ESIP expired on November 10, 2008.

The Company has an Independent Directors Stock Option Plan (IDSOP). The total number of shares of common stock that may be issued pursuant to the IDSOP is 121,695. The IDSOP covers all directors of the Company who are not employees and former directors who continue to be employed by the Company. The option price for options issued under the IDSOP will be equal to the fair market value of the Company’s common stock on the date of grant. Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Company or the cessation of the participant’s employment, or twelve months from the date of the participant’s death or disability. As of March 31, 2009, a total of 21,166 shares have been issued under the IDSOP. The IDSOP expired on November 10, 2008.

On April 17, 2007, shareholders approved the VIST Financial Corp. 2007 Equity Incentive Plan (EIP). The total number of shares which may be granted under the EIP is equal to 12.5% of the outstanding shares of the Company’s common stock on the date of approval of the EIP and is subject to automatic annual increases by an amount equal to 12.5% of any increase in the number of the Company’s outstanding shares of common stock during the preceding year or such lesser number as determined by the Company’s board of directors. The total number of shares of common stock that may be issued pursuant to the EIP is 676,572. The EIP covers all employees and non-employee directors of the Company and its subsidiaries. Incentive stock options, nonqualified stock options and restricted stock grants are authorized for issuance under the EIP. The exercise price for stock options granted under the EIP must equal the fair market value of the Company’s common stock on the date of grant. Vesting of awards under the EIP is determined by the Human Resources Committee of the board of directors, but must be at least one year. The Committee may also subject an award to one or more performance criteria. Stock options and restricted stock awards generally expire upon termination of employment. In certain instances after an optionee terminates employment or service, the Committee may extend the exercise period for a vested nonqualified stock option up to the remaining term of the option. A vested incentive stock option must be exercised within three months following termination of employment if such termination is for reasons other than cause. Performance goals generally cannot be accelerated or waived except in the event of a change in control or upon death, disability or retirement. As of March 31, 2009, no shares have been issued under the EIP. The EIP will expire on April 17, 2017.

The Company’s total stock-based compensation expense for the three months ended March 31, 2009 and 2008 was approximately $20,000 and $77,000, respectively. Total stock-based compensation expense, net of related tax effects, was approximately $13,000 and $51,000 for the three months ended March 31, 2009 and 2008, respectively. Cash flows from financing activities included in cash inflows from excess tax benefits related to stock compensation were approximately $0 for the three months ended March 31, 2009 and 2008. Total unrecognized compensation costs related to non-vested stock options at March 31, 2009 and 2008 were approximately $326,000 and $521,000, respectively.

Stock option transactions under the Plans for the three months ended March 31, 2009 were as follows:

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Term
	Options	Price	Value	(in years)
Outstanding at the beginning of the year	708,889	$17.23
Granted	13,000	8.50
Exercised	—	—
Expired	(4,550)	22.85
Forfeited	(47,736)	17.54
Outstanding as of March 31, 2009	669,603	$17.00	$—	7.3
Exercisable as of March 31, 2009	393,819	$19.70	$—	5.9

The fair value of options granted for the three month period ended March 31, 2009 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,	December 31,
	2009	2008

Dividend yield	7.76%	6.09%
Expected life	7 years	7 years
Expected volatility	25.71%	21.52%
Risk-free interest rate	1.96%	2.54%
Weighted average fair value of options granted	$0.68	$1.29

7.             Investment in Limited Partnership

On December 29, 2003, the Bank entered into a limited partner subscription agreement with Midland Corporate Tax Credit XVI Limited Partnership, where the Bank will receive special tax credits and other tax benefits. The Bank subscribed to a 6.2% interest in the partnership, which is subject to an adjustment depending on the final size of the partnership at a purchase price of $5 million. This investment is included in other assets and is not guaranteed. It is accounted for in accordance with Statement of Position (SOP) 78-9, “Accounting for Investments in Real Estate Ventures,” using the equity method. This agreement was accompanied by a payment of $1.7 million. The associated non-interest bearing promissory note payable included in other liabilities was zero at March 31, 2009. Installments were paid as requested.

8.             Recently Issued Accounting Standards

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment of Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

9.             Fair Value Measurements and Fair Value of Financial Instruments

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2009 and December 31, 2008:

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

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

The three levels defined by SFAS 157 hierarchy are as follows:

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

	As of March 31, 2009
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Securities available for sale	$1,283	$242,852	$—	$244,135
Interest rate swaps	—	(1,540)	—	(1,540)

Liabilities:
Junior subordinated debt	$—	$19,805	$—	$19,805

	As of December 31, 2008
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Securities available for sale	$1,675	$230,705	$—	$232,380
Interest rate swaps	—	(1,601)	—	(1,601)

Liabilities:
Junior subordinated debt	$—	$19,711	$—	$19,711

The following table presents the assets and liabilities measured on a non-recurring basis reported on the consolidated statements of financial condition at their fair value by level within the fair value hierarchy.

	As of March 31, 2009
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Loans held for sale	$—	$2,841	$—	$2,841
Impaired loans	—	—	5,515	5,515
OREO	—	—	6,661	6,661

	As of December 31, 2008
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Loans held for sale	$—	$2,283	$—	$2,283
Impaired loans	—	—	5,270	5,270
OREO	—	—	263	263

OREO totaled $6.7 million at March 31, 2009, compared to $0.3 million at December 31, 2008.

As a result of the change in fair value of the junior subordinated debt, included in other non-interest income for the first three months of 2009 and 2008, are pre-tax (losses) gains of approximately ($94,000) and $197,000, respectively.

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

Loans Held for Sale:

The fair value of loans held for sale is determined, when possible, using Level 2 quoted secondary-market prices. If no such quoted price exists, the fair value of a loan is determined based on expected proceeds based on sales contracts and commitments.

Impaired Loans:

Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS114”), in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Impaired loans are evaluated and valued at the time the loan is identified as impaired. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.  Impaired loans are reviewed and evaluated on a monthly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Other Real Estate Owned:

Foreclosed properties are adjusted to fair value less estimated selling costs at the time of foreclosure in preparation for transfer from portfolio loans to other real estate owned (“OREO”), establishing a new accounting basis. The Company subsequently adjusts the fair value on the OREO on a nonrecurring basis to reflect partial write-downs based on the observable market price, current appraised value of the asset or other estimates of fair value.

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

If a decline in market value of a security is determined to be other than temporary, under generally accepted accounting principles, we are required to write these securities down to their estimated fair value.  We own single issue and pooled trust preferred securities of other financial institutions and private label collateralized mortgage obligations whose aggregate historical cost basis is greater than their estimated fair value.  We have reviewed these securities and determined that the decreases in estimated fair value are temporary.  We perform an ongoing analysis of these securities utilizing both readily available market data and third party analytical models. Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities.  If such decline is determined to be other than temporary, we will write them down through a charge to earnings to their then current fair value.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Note 1 to the Company’s consolidated financial statements (included in Item 8 of the Form 10-K for the year ended December 31, 2008) lists significant accounting policies used in the development and presentation of its financial statements.  This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, revenue recognition for insurance activities, stock based compensation, derivative financial instruments, goodwill and intangible assets, other than temporary impairment losses on available for sale securities and the valuation of deferred tax assets.  In estimating other-than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Results of Operations

OVERVIEW

Net income for the Company for the quarter ended March 31, 2009 was $1.61 million, an increase of 3.2%, as compared to $1.56 million for the same period in 2008.  Basic and diluted earnings per share for the first quarter of 2009 were $.21 and $.21, respectively, compared to basic and diluted earnings per share of $.28 and $.27, respectively, for the same period of 2008.

The following are the key ratios for the Company as of:

	As Of or For
	Three Months Ended
	March 31,	December 31,
	2009	2008

Return on average assets	0.53%	0.59%
Return on average shareholders’ equity	5.29%	6.96%
Dividend payout ratio	47.62%	48.23%
Average shareholders’ equity to average assets	9.98%	8.45%

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

Net interest income before the provision for loan losses for the three months ended March 31, 2009 was $8.5 million, a decrease of $118,000, or 1.4%, compared to the $8.6 million reported for the same period in 2008.  The FTE net interest margin decreased to 3.19% for the first quarter of 2009 from 3.51% for the same period in 2008.

The following summarizes net interest margin information:

	Three months ended March 31,
	2009			2008
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands, except percentages)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$699,514	$9,938	5.68	$656,344	$11,317	6.82
Mortgage	50,411	763	6.06	46,522	756	6.50
Consumer	139,792	1,883	5.46	126,922	2,228	7.06
Other	—	—	—	—	—	—
Investments (2)	234,132	3,360	5.74	197,504	2,853	5.78
Federal funds sold	6,626	3	0	—	—	—
Other short-term investments	346	1	0.66	519	4	2.86

Total interest-earning assets	$1,130,821	$15,948	5.64	$1,027,811	$17,158	6.60

Interest-Bearing Liabilities:
Transaction accounts	$320,118	$1,110	1.40	$316,145	$1,879	2.39
Certificates of deposit	469,016	4,044	3.49	316,774	3,624	4.60
Securities sold under agreement to repurchase	119,503	1,065	3.56	111,150	954	3.39
Short-term borrowings	9,914	17	0.67	84,317	721	3.38
Long-term borrowings	59,167	504	3.41	59,396	599	3.99
Junior subordinated debt	19,712	314	6.47	20,230	405	8.06

Total interest-bearing liabilities	997,430	7,054	2.87	908,012	8,182	3.62

Noninterest-bearing deposits	105,444	—		103,299	—

Total cost of funds	$1,102,874	7,054	2.59	$1,011,311	8,182	3.25

Net interest margin (fully taxable equivalent)		$8,894	3.19		$8,976	3.51

(1)	Loan fees have been included in the interest income totals presented. Nonaccrual loans have been included in average loan balances.

(2)	Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

Average interest-earning assets for the three months ended March 31, 2009 were $1.13 billion, a $103.0 million, or 10.0%, increase over average interest-earning assets of $1.03 billion for the same period in 2008.  The yield on average interest-earning assets decreased by 96 basis points to 5.64% for the first quarter of 2009, compared to 6.60% for the same period in 2008.

Average interest-bearing liabilities for the three months ended March 31, 2009 were $997.4 million, an $89.4 million, or 9.8%, increase over average interest-bearing liabilities of $908.0 million for the same period in 2008.  In addition, average noninterest-bearing deposits increased to $105.4 million for the three months ended March 31, 2009, from $103.3 million for the same time period of 2008.  The interest rate on total interest-bearing liabilities decreased by 75 basis points to 2.87% for the three months ended March 31, 2009, compared to 3.62% for the same period in 2008.

For the three months ended March 31, 2009, FTE net interest income before the provision for loan losses decreased 0.9% to $8.9 million compared to $9.0 million for the same period in 2008.

For the three months ended March 31, 2009, total interest income decreased 7.4% to $15.5 million compared to $16.8 million for the same period in 2008.  The decrease in total interest income for the three months ended March 31, 2009 was primarily the result of a decrease in the interest rates on average outstanding commercial, mortgage and consumer loans compared to the same period in 2008.  Earning asset yields on average outstanding loans decreased due mainly to a decrease in the targeted short-term interest rate, as established by the Federal Reserve Bank (“FRB”), which resulted in a decrease in the prime rate from 5.25% at March 31, 2008 to 3.25% at March 31, 2009. Average outstanding commercial loan balances increased by $43.2 million, or 6.6% from March 31, 2008 to March 31, 2009.  Additionally, average outstanding total investment securities increased by $36.6 million or 18.5% from March 31, 2008 to March 31,

2009.  Earning asset yields on average outstanding investment securities decreased slightly from 5.8% at March 31, 2008 to 5.7% at March 31, 2009.

For the three months ended March 31, 2009, total interest expense decreased 13.8% to $7.1 million compared to $8.2 million for the same period in 2008.  The decrease in total interest expense for the three months ended March 31, 2009 resulted primarily from a decrease in average rates paid on average outstanding interest-bearing deposits and short-term borrowings compared to the same period in 2008.  The average rate paid on total average outstanding interest-bearing liabilities decreased from 3.62% at March 31, 2008 to 2.87% at March 31, 2009.  Total cost of funds decreased to 2.59% in 2009 from 3.25% in 2008.  The decrease in total average interest-bearing deposit rates was the result of management’s disciplined approach to deposit pricing in response to the decrease in short-term interest rates.  Total average interest-bearing deposits increased $156.2 million or 24.7% from March 31, 2008 to March 31, 2009 due primarily to growth in time deposits.  The average rate paid on short-term borrowings and securities sold under agreements to repurchase increased from 3.39% at March 31, 2008 to 3.56% at March 31, 2009.  The decrease in short-term borrowings and securities sold under agreements to repurchase rates was the result of decreases in targeted short term interest rates, as established by the FRB.  Average short-term borrowings and securities sold under agreements to repurchase decreased $66.1 million or 33.8% from March 31, 2008 to March 31, 2009 due primarily to the growth in total average interest-bearing deposits.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2009 was $825,000 compared to $410,000 for the same period of 2008.  Net charge-offs to average loans was 0.36% annualized for the three months ended March 31, 2009 compared to 0.46% for the year ended December 31, 2008.  The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio.  Management continues to evaluate and classify the credit quality of the loan portfolio utilizing a qualitative and quantitative internal loan review process and, based on the results of the analysis at March 31, 2009, management has determined that the current allowance for loan losses is adequate as of such date.  The ratio of the allowance for loan losses to loans outstanding at March 31, 2009 and December 31, 2008 was .92% and .92%, respectively.  Please see further discussion under the caption “Allowance for Loan Losses.”

Other Non-Interest Income

Total other income for the three months ended March 31, 2009 totaled $5.5 million, an increase of $0.9 million, or 19.2%, from other income of $4.6 million for the same period in 2008.

Revenue from customer service fees increased 6.1% to $658,000 for the first three months of 2009 as compared to $620,000 for the same period in 2008.  The increase in customer service fees for the comparative three months periods is primarily due to an increase in commercial account analysis fees, uncollected funds charges and non-sufficient funds charges.

Revenue from mortgage banking activities decreased 17.3% to $267,000 for the first three months of 2009 as compared to $323,000 for the same period in 2008.  The decrease in mortgage banking activities for the comparative three month periods is primarily due to a decline in the volume of loans sold into the secondary mortgage market.  The Company operates its mortgage banking activities through VIST Mortgage, a division of VIST Bank.

Revenue from commissions and fees from insurance sales increased 10.2% to $3.0 million for the first three months of 2009 as compared to $2.7 million for the same period in 2008.  The increase in commissions and fees from insurance sales for the comparative three month periods is mainly attributed to an increase in commission income on group insurance products offered through VIST Insurance, LLC, a wholly owned subsidiary of the Company.

Revenue from brokerage and investment advisory commissions and fees increased 39.2% to $330,000 in the first three months of 2009 as compared to $237,000 for the same period in 2008.  The increase in brokerage and investment advisory commissions and fees for the comparative three month periods is due primarily to an increase in investment advisory service activity offered through VIST Capital Management, LLC, a wholly owned subsidiary of the Company.

Revenue from earnings on investment in life insurance decreased 54.8% to $76,000 in the first three months of 2009 as compared to $168,000 for the same period in 2008.  The decrease in earnings on investment in life insurance for the comparative three month periods is due primarily to decreased earnings credited on the Company’s separate investment account, bank owned life insurance (“BOLI”).

Other income, including gain on sale of loans, increased 134.1% to $1.1 million for the first three months of 2009 as compared to $457,000 for the same period in 2008.  The increase in other income for the comparative three month periods is due primarily to a settlement of a previously accrued contingent payment and an increase in network interchange income.

Net securities gains were $159,000 for the three months ended March 31, 2009 compared to net securities gains of $141,000 for the same period in 2008.  The net securities gains for the first three months of 2009 are primarily from the planned sale of existing agency mortgage-backed securities.  For the three months ended March 31, 2008, net security gains were due primarily to the mandatory redemption of VISA Inc. common stock acquired as a result of VISA’s initial public offering.

Other Non-Interest Expense

Total other expense for the three months ended March 31, 2009 totaled $11.3 million, an increase of $0.2 million, or 1.7%, over total other expense of $11.1 million for the same period in 2008.

Salaries and benefits decreased slightly remaining at $5.7 million for the three months ended March 31, 2009 similar to the $5.7 million for the three months ended March 31, 2008.  Included in salaries and benefits for the three months ended March 31, 2009 and March 31, 2008 were pre-tax stock-based compensation costs of $20,000 and $77,000, respectively.  Also included in salaries and benefits for the three months ended March 31, 2009 were total commissions paid of $384,000 on mortgage origination activity through VIST Mortgage, insurance sales activity through VIST Insurance and investment advisory sales through VIST Capital Management compared to $389,000 for the same period in 2008.  Included in salaries and benefits expense for the three months ended March 31, 2008 are severance costs of approximately $51,000 relating to the outsourcing of the Company’s internal audit function and staff reductions in the mortgage banking operation.  Full-time equivalent (FTE) employees decreased to 300 at March 31, 2009 from 316 at March 31, 2008.

Occupancy expense and furniture and equipment expense decreased 7.0% to $1.7 million for the first three months of 2009 as compared to $1.8 million for the same period in 2008.  The decrease in occupancy expense and furniture and equipment expense for the comparative three month periods is due primarily to a decrease in building lease expense, equipment repairs expense, software maintenance expense, and equipment depreciation.

Marketing and advertising expense decreased 58.9% to $270,000 for the first three months of 2009 as compared to $657,000 for the same period in 2008.  The decrease in marketing and advertising expense is due primarily to a reduction in marketing costs associated with market research, media space, media production and special events.

Professional services expense increased 66.7% to $892,000 for the first three months of 2009 as compared to $535,000 for the same period in 2008.  The increase in professional services expense is due primarily to increases in legal fees associated with a settlement of a previously accrued contingent payment, outsourcing of the Company’s internal audit function and other general Company business.

Outside processing expense increased 16.0% to $951,000 for the first three months of 2009 as compared to $820,000 for the same period in 2008.  The increase in outside processing expense is due primarily to costs incurred for computer services, network fees, data-line charges and internet banking expenses.

Insurance expense increased 63.8% to $444,000 for the first three months of 2009 as compared to $271,000 for the same period in 2008.  The increase in insurance expense is due primarily to higher FDIC deposit insurance premiums resulting from the implementation of the new FDIC risk-related premium assessment.

Other expense increased 5.8% to $1.2 million for the first three months of 2009 as compared to $1.1 million for the same period in 2008.  The increase in other expense is primarily due primarily to an increase in foreclosure and other real estate expense.

Income Taxes

Income tax expense increased to $292,000 for the first three months of 2009 as compared to $179,000 for the same period in 2008.  The effective income tax rate for the Company for the first three months ended March 31, 2009 was 15.4% compared to 10.3% for the same period of 2008.  The effective income tax rate increased primarily due to an increase in state tax expense and tax exempt income remaining relatively flat while net income before income taxes increased.  Included in income tax expense for the three months ended March 31, 2009 and 2008 is a federal tax benefit from a $5,000,000 investment in an affordable housing, corporate tax credit limited partnership.

Financial Condition

The total assets of the Company at March 31, 2009 were $1.26 billion, an increase of approximately $34.2 million, or 11.2% annualized, from $1.22 billion at December 31, 2008.

Mortgage Loans Held for Sale

Mortgage loans held for sale increased $558,000, or 97.8% annualized, to $2.8 million at March 31, 2009 from $2.3 million at December 31, 2008.  This increase is primarily related to an increase in loans originated for sale into the secondary residential real estate loan market through VIST Mortgage.

Securities Available for Sale

Investment securities available for sale increased $11.8 million, or 20.2% annualized, to $244.1 million at March 31, 2009 from $232.4 million at December 31, 2008.  Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity.  The increase in investment securities available for sale was due to the purchases of mortgage-backed securities used as collateral for the Company’s public funds and structured borrowings.

Loans

Total loans, net of allowance for loan losses, rose slightly to $878.4 million, or 0.1% annualized, at March 31, 2009 from $878.2 million at December 31, 2008.

The components of loans were as follows:

	March 31,	December 31,
	2009	2008
	(Dollar amounts in thousands)
Residential real estate - 1 to 4 family	$181,743	$185,866
Residential real estate - multi family	$33,778	34,869
Commercial	171,982	174,219
Commercial, secured by real estate	320,026	326,442
Construction	92,503	89,556
Consumer	4,157	3,995
Home equity lines of credit	83,189	72,137
Loans	887,378	887,084

Net deferred loan fees	(788)	(779)
Allowance for loan losses	(8,165)	(8,124)
Loans, net of allowance for loan losses	$878,425	$878,181

Loans secured by real estate (not including home equity lending products) decreased $11.6 million, or 8.5% annualized, to $535.5 million at March 31, 2009 from $547.2 million at December 31, 2008.  This decrease is primarily due to a decrease in commercial real estate loan originations and commercial real estate loans moved to real estate owned included in other assets.

Total commercial loans decreased to $492.0 million at March 31, 2009 from $500.7 million at December 31, 2008, a decrease of $8.7 million, or 6.9% annualized.  The decrease is due primarily to a decrease in commercial real estate loans outstanding.  There were no SBA loans sold during the period.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2009 was $8.2 million compared to $8.1 million at December 31, 2008.  The allowance at March 31, 2009 was 0.92% of outstanding loans compared to 0.92% of outstanding loans at December 31, 2008.  The provision for loan losses for the three months ended March 31, 2009 was $825,000 compared to $410,000 for the same period in 2008.  The increase in the provision is due primarily to an increase in outstanding loans and the result of management’s evaluation and classification of the credit quality of the loan portfolio utilizing a qualitative and quantitative internal loan review process.  At March 31, 2009, total non-performing loans were $8.6 million or 1.0% of total loans compared to $10.8 million or 1.2% of total loans at December 31, 2008.  The $2.2 million decrease in non-performing loans from December 31, 2008 to March 31, 2009, was due primarily to three commercial real estate loans totaling approximately $6.0 million transferred to other real estate owned offset by net additions to non-performing loans of approximately $4.0 million.  At March 31, 2009, $4.4 million in commercial properties transferred to other real estate owned were under contract to sell.  For the three months ended March 31, 2009, net charge-offs to average loans was 0.36% annualized as compared to 0.46% for the three months ended December 31, 2008.

The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio.  Additions to the allowance are charged through the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.  Management regularly assesses the adequacy of the allowance by performing both quantitative and qualitative evaluations of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, the value of any underlying collateral, risk characteristics in the loan portfolio, local and national economic conditions, and other relevant factors.  Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.  Based upon the results of such reviews, management believes that the allowance for loan losses at March 31, 2009 was adequate to absorb credit losses inherent in the portfolio at that date.

The following table shows the activity in the Company’s allowance for loan losses:

	Three Months Ended
	March 31,
	2009	2008
	(Dollar amounts in thousands)

Balance of allowance for loan losses, beginning of period	$8,124	$7,264
Loans charged-off:
Commercial, financial and agricultural	(739)	(384)
Real estate – mortgage	—	(105)
Consumer	(70)	(13)
Total loans charged-off	(809)	(502)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	11	2
Real estate – mortgage	—	—
Consumer	14	7
Total recoveries	25	9
Net loans (charged-off) recoveries	(784)	(493)
Provision for loan losses	825	410
Balance, end of period	$8,165	$7,181

Net charge-offs to average loans (annualized)	0.36%	0.24%
Allowance for loan losses to loans outstanding	0.92%	0.87%
Loans outstanding at end of period (net of unearned income)	$886,590	$828,065
Average balance of loans outstanding during the period	$886,482	$827,730

The following table summarizes the Company’s non-performing assets:

	March 31,	December 31,
	2009	2008
	(Dollar amounts in thousands)
Non-accrual loans:
Real estate	$7,290	$2,947
Consumer	—	459
Commercial, financial and agricultural	750	7,298
Total	8,040	10,704

Loans past due 90 days or more and still accruing:
Real estate	557	28
Consumer	6	—
Commercial, financial and agricultural	4	112
Total	567	140

Total non-performing loans	8,607	10,844
Other real estate owned	6,661	263
Total non-performing assets	$15,268	$11,107

Troubled debt restructurings	285	285

Non-performing loans to loans outstanding at end of period (net of unearned income)	0.97%	1.22%
Non-performing assets to loans outstanding at end of period (net of unearned income) plus OREO	1.71%	1.25%

Premises and Equipment

Components of premises and equipment were as follows:

	March 31,	December 31,
	2009	2008
	(Dollar amounts in thousands)

Land and land improvements	$263	$263
Buildings	873	873
Leasehold improvements	3,913	3,910
Furniture and equipment	11,664	11,567
	16,713	16,613

Less: accumulated depreciation	10,028	10,022
Premises and equipment, net	$6,685	$6,591

Deposits

Total deposits at March 31, 2009 were $930.7 million compared to $850.6 million at December 31, 2008, an increase of $80.1 million, or 37.6% annualized.

The components of deposits were as follows:

	March 31,	December 31,
	2009	2008
	(Dollar amounts in thousands)

Demand, non-interest bearing	$106,510	$108,645
Demand, interest bearing	248,021	231,504
Savings	72,413	75,706
Time, $100,000 and over	261,405	195,812
Time, other	242,313	238,933
Total deposits	$930,662	$850,600

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

Borrowings

Total debt decreased by $46.2 million, or 75.9% annualized, to $197.0 million at March 31, 2009 from $243.2 million at December 31, 2008.  The decrease in total debt and borrowings was primarily due to an increase in organic growth in total deposits of $80.1 to $930.7 million at March 31, 2009 from $850.6 million at December 31, 2008.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	March 31,	December 31,
	2009	2008
	(Dollar amounts in thousands)
Commitments to extend credit:
Loan origination committments	$53,122	$59,093
Unused home equity lines of credit	46,188	48,919
Unused business lines of credit	150,120	138,181
Total commitments to extend credit	$249,430	$246,193
Standby letters of credit	$13,620	$14,479

Capital

Total shareholders’ equity increased $1.2 million, or 4.1% annualized, to $123.7 million at March 31, 2009 from $122.5 million at December 31, 2008.  The increase is the net result of net income for the period of $1.6 million less common stock dividends declared of $573,000, preferred stock dividends declared of $403,000, proceeds of $248,000 from the issuance of shares of common stock under the Company’s employee benefit and director compensation plans, net decrease in the unrealized loss on securities available for sale and cash flow hedges, net of tax, of $78,000, the reissuance of treasury stock of $424,000 primarily in connection with earn-outs of contingent consideration to principals resulting from the Company’s acquisition of VIST Insurance, and stock-based compensation costs of $20,000.

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

An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders’ equity less intangible assets (Tier 1 risk-based capital), to average quarterly assets less intangible assets.  The leverage ratio at March 31, 2009 was 8.98% compared to 9.16% at December 31, 2008.  This decrease is primarily the result of an increase in average total assets.  For the three months ended March 31, 2009, the capital ratios were above minimum regulatory guidelines.

As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy.  Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments.  For the Company, Tier 1 risk-based capital consists of common shareholders’ equity less intangible assets plus the junior subordinated debt, and Tier 2 risk-based capital includes the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets.  By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier 1 risk-based capital.  In addition, federal banking regulatory authorities have issued a final rule restricting the Company’s junior subordinated debt to 25% of Tier 1 risk-based capital.  Amounts of junior subordinated debt in excess of the 25% limit generally may be included in Tier 2 risk-based capital.  The final rule provides a five-year transition period, ending March 31, 2009.  Recently, the Federal Reserve extended this transition period to March 31, 2011.  This will allow bank holding companies more flexibility in managing their compliance with these new limits in light of the current conditions of the capital markets. At March 31, 2009, the entire amount of these securities was allowable to be included as Tier 1 risk-based capital for the Company.  For the periods ended March 31, 2009 and December 31, 2008, the Company’s capital ratios were above minimum regulatory guidelines.

On December 19, 2008, the Company issued to the United States Department of the Treasury (“Treasury”) 25,000 shares of Series A, Fixed Rate, Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $1,000 per share, and a warrant (“Warrant”) to purchase 364,078 shares of the Company’s common stock, par value $5.00 per share, for an aggregate purchase price of $25,000,000 in cash.  The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $10.30 per share of common stock.

The Series A Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The Series A Preferred Stock may be redeemed at any time following consultation by the Company’s primary bank regulator and Treasury.  Under FAQ’s (Frequently Asked Questions) issued recently by Treasury, participants in the Capital Purchase Program desiring to repay part of an investment by Treasury must repay a minimum of 25% of the issue price of the preferred stock.

The following table sets forth the Company’s risk-based capital amounts and ratios.

	March 31,	December 31,
	2009	2008
	(Dollar amounts in thousands)

Tier I
Common shareholders’ equity excluding unrealized gains (losses) on securities	$123,736	$122,489
Disallowed intangible assets	(44,169)	(44,347)
Junior subordinated debt	19,655	19,561
Tier II
Allowable portion of allowance for loan losses	8,165	8,124
Unrealized losses on available for sale equity securities	7,787	8,096
Total risk-based capital	$115,174	$113,923
Risk adjusted assets (including off-balance sheet exposures)	$903,043	$882,740

Leverage ratio	8.98%	9.16%
Tier I risk-based capital ratio	11.85%	11.99%
Total risk-based capital ratio	12.75%	12.91%

The Company is not aware of any pending recommendations by regulatory authorities that would have a material impact on the Company’s capital resources, or liquidity if they were implemented, nor is the Company under any agreements with any regulatory authorities.

Junior Subordinated Debt

On March 9, 2000 and September 26, 2002, the Company established First Leesport Capital Trust I and Leesport Capital Trust II, respectively, in which the Company owns all of the common equity.  First Leesport Capital Trust I issued $5 million of mandatory redeemable capital securities carrying an interest rate of 10.875%, and Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of 3 month LIBOR plus 3.45%.  These debentures are the sole assets of the Trusts.  These securities must be redeemed in March 2030 and September 2032, respectively, but may be redeemed on or after March 2010 and November 2007, respectively, or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities no longer qualifies as Tier I capital for the Company.  In October 2002, the Company entered into an interest rate swap agreement that effectively converts the First Leesport Capital Trust I $5 million of fixed-rate capital securities to a floating interest rate of nine month LIBOR plus 5.25%.  In September 2008, the Company entered into an interest rate swap agreement that effectively converts the Leesport Capital Trust II $10 million of adjustable-rate capital securities to a fixed interest rate of 7.25%.  The effective date of the Leesport Capital Trust II swap transaction was February 2009.

On June 26, 2003, Madison established Madison Statutory Trust I in which the Company owns all of the common equity.  Madison Statutory Trust I issued $5 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10%.  These debentures are the sole assets of the Trusts.  These securities must be redeemed in June 2033, but may be redeemed on or after September 26, 2008 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities no longer qualifies as Tier I capital for the Company.  In September 2008, the Company entered into an interest rate swap agreement that effectively converts the Madison Statutory Trust I $5 million of adjustable-rate capital securities to a fixed interest rate of 6.90%.  The effective date of the swap transaction was March 2009.

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

At March 31, 2009, the Company had a total of $197.0 million, or 15.7%, of total assets in borrowed funds.  These borrowings included $127.2 million of repurchase agreements, $50 million of term borrowings with the Federal Home Loan Bank, and $19.8 million in junior subordinated debt.  The FHLB borrowings have final maturities ranging from May 2009 through January 2011 at interest rates ranging from 3.45% to 4.28%.  At March 31, 2009, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $238.3 million.  The Company remains slightly asset sensitive and will continue its strategy to originate adjustable rate commercial and installment loans and use investment security cash flows and non-interest bearing and core deposits and repurchase agreements to reduce the overnight borrowings to maintain a more neutral gap position.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company’s assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.

Item 4 - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2009.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of such date.

There have been no material changes in the Company’s internal control over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1         Legal Proceedings — None

Item 1A      Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Please refer to that section for disclosures regarding the risks and uncertainties related to the company’s business.

Item 2         Unregistered Sales of Equity Securities and Use of Proceeds

No shares of the Company’s common stock were repurchased by the Company during the three month period ended March 31, 2009.  The maximum number of shares that may yet be purchased under the Company’s current stock repurchase program is 115,000 shares.

Item 3         Defaults Upon Senior Securities — None

Item 4         Submission of Matters to a Vote of Security Holders — None

Item 5         Other Information - None

Item 6         Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of VIST Financial Corp. (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on March 7, 2008).

3.2	Bylaws of VIST Financial Corp. (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on March 7, 2008).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIST FINANCIAL CORP.
(Registrant)

Dated: May 8, 2009	By	/s/Robert D. Davis

Robert D. Davis
President and Chief Executive Officer

Dated: May 8, 2009	By	/s/Edward C. Barrett

Edward C. Barrett
Executive Vice President and Chief Financial Officer