Form 10-Q
period 2009-06-30
VIST FINANCIAL CORP
filed 2009-08-10
CIK 775662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2009,

or

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

Number of Common Shares Outstanding
as of August 6, 2009
COMMON STOCK ($5.00 Par Value)	5,794,200
(Title of Class)	(Outstanding Shares)

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

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2009	2008
ASSETS

Cash and due from banks	$20,685	$18,964
Federal funds sold	19,950	—
Interest-bearing deposits in banks	342	320

Total cash and cash equivalents	40,977	19,284

Mortgage loans held for sale	5,888	2,283
Securities available for sale	234,822	232,380
Securities held to maturity, fair value 2009 - $1,740; 2008 - $1,926	3,048	3,060
Loans, net of allowance for loan losses 2009 - $12,029; 2008 - $8,124	875,207	878,181
Premises and equipment, net	6,408	6,591
Identifiable intangible assets	4,491	4,833
Goodwill	39,732	39,732
Bank owned life insurance	18,736	18,552
Other assets	27,434	19,968

Total assets	$1,256,743	$1,224,864

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$111,231	$108,645
Interest bearing	836,683	741,955

Total deposits	947,914	850,600

Securities sold under agreements to repurchase	124,875	120,086
Federal funds purchased	—	53,424
Long-term debt	35,000	50,000
Junior subordinated debt, at fair value	19,989	19,711
Other liabilities	8,171	8,554

Total liabilities	1,135,949	1,102,375

Shareholders’ equity
Preferred stock: $0.01 par value; authorized 1,000,000 shares; $1,000 liquidation preference per share; 25,000 shares of Series A 5% cumulative preferred stock issued and outstanding; Less: discount of $2,108 at June 30, 2009 and $2,307 at December 31, 2008	22,892	22,693
Common stock, $5.00 par value; authorized 20,000,000 shares; issued: 5,804,684 shares at June 30, 2009 and 5,768,429 shares at December 31, 2008	29,024	28,842
Stock warrant	2,307	2,307
Surplus	63,654	64,349
Retained earnings	12,341	14,383
Accumulated other comprehensive loss	(9,233)	(8,600)
Treasury stock; 10,484 shares at June 30, 2009 and 68,354 shares at December 31, 2008, at cost	(191)	(1,485)

Total shareholders’ equity	120,794	122,489

Total liabilities and shareholders’ equity	$1,256,743	$1,224,864

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Interest income:
Interest and fees on loans	$12,261	$13,515	$24,603	$27,625
Interest on securities:
Taxable	2,709	2,432	5,579	4,686
Tax-exempt	305	218	591	431
Dividend income	33	178	72	384
Interest on federal funds sold	5	—	8	—
Other interest income	—	5	1	9

Total interest income	15,313	16,348	30,854	33,135

Interest expense:
Interest on deposits	5,172	5,014	10,326	10,517
Interest on short-term borrowings	—	429	17	1,150
Interest on securities sold under agreements to repurchase	1,100	895	2,163	1,849
Interest on long-term debt	412	604	917	1,203
Interest on junior subordinated debt	362	346	677	751

Total interest expense	7,046	7,288	14,100	15,470

Net Interest Income	8,267	9,060	16,754	17,665
Provision for loan losses	4,300	1,650	5,125	2,060

Net interest income after provision for loan losses	3,967	7,410	11,629	15,605

Other income:
Customer service fees	596	676	1,254	1,296
Mortgage banking activities	408	342	675	665
Commissions and fees from insurance sales	3,036	2,787	5,994	5,471
Brokerage and investment advisory commissions and fees	152	227	482	464
Earnings on bank owned life insurance	108	164	184	332
Gain on sale of loans	—	24	—	47
Other income	550	454	1,620	888
Impairment charge on investment securities	(322)	—	(322)	—
Net realized gains on sales of securities	126	61	285	202

Total other income	4,654	4,735	10,172	9,365

Other expense:
Salaries and employee benefits	5,754	5,398	11,442	11,128
Occupancy expense	881	1,069	1,950	2,198
Furniture and equipment expense	634	673	1,240	1,345
Marketing and advertising expense	335	479	605	1,136
Amortization of identifiable intangible assets	171	150	342	300
Professional services	482	543	1,374	1,078
Outside processing	1,086	812	2,037	1,632
FDIC deposit insurance	984	274	1,428	545
Other expense	1,240	1,115	2,428	2,238

Total other expense	11,567	10,513	22,846	21,600

(Loss) income before income taxes	(2,946)	1,632	(1,045)	3,370
Income tax (benefit) expense	(1,361)	164	(1,069)	343

Net (loss) income	(1,585)	1,468	24	3,027
Preferred stock dividends and discount accretion	(413)	—	(825)	—
Net (loss) income available to common shareholders	$(1,998)	$1,468	$(801)	$3,027

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

EARNINGS PER SHARE DATA

Average shares outstanding for basic earnings per common share	5,791,023	5,692,377	5,763,648	5,682,890
Basic (loss) earnings per common share	$(0.35)	$0.26	$(0.14)	$0.53
Average shares outstanding for diluted earnings per common share	5,791,023	5,705,042	5,763,648	5,696,650
Diluted (loss) earnings per common share	$(0.35)	$0.26	$(0.14)	$0.53
Cash dividends declared per actual common shares outstanding	$0.10	$0.20	$0.20	$0.40

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2009 and 2008

(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock					Accumulated
	Number of		Number of					Other
	Shares	Liquidation	Shares	Par	Stock		Retained	Comprehensive	Treasury
	Issued	Value	Issued	Value	Warrant	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2009	25,000	$22,693	5,768,429	$28,842	$2,307	$64,349	$14,383	$(8,600)	$(1,485)	$122,489

Comprehensive income (loss):
Net income	—	—	—	—	—	—	24	—	—	24
Change in net unrealized gains (losses) on securities available for sale, net of tax effect	—	—	—	—	—	—	—	(911)	—	(911)
Change in net unrealized gains (losses) on cash flow hedge, net of tax effect	—	—	—	—	—	—	—	278	—	278
Total comprehensive loss										(609)

Preferred stock discount accretion	—	199	—	—	—	—	—	—	—	199
Stock warrants	—	—	—	—	—	—	(199)	—	—	(199)

Reissuance of 57,870 shares of treasury stock	—	—	—	—	—	(870)	—	—	1,294	424

Common stock issued in connection with directors’ compensation	—	—	28,243	141	—	78	—	—	—	219
Common stock issued in connection with director and employee stock purchase plans	—	—	8,012	41	—	20	—	—	—	61
Compensation expense related to stock options	—	—	—	—	—	77	—	—	—	77

Common stock cash dividends paid ($0.20 per share)	—	—	—	—	—	—	(1,151)	—	—	(1,151)
Preferred stock cash dividends declared	—	—	—	—	—	—	(716)	—	—	(716)
Balance, June 30, 2009	25,000	$22,892	5,804,684	$29,024	$2,307	$63,654	$12,341	$(9,233)	$(191)	$120,794

	Preferred Stock		Common Stock					Accumulated
	Number of		Number of					Other
	Shares	Liquidation	Shares	Par	Stock		Retained	Comprehensive	Treasury
	Issued	Value	Issued	Value	Warrant	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2008	—	$—	5,746,998	$28,735	$—	$63,940	$17,039	$(1,116)	$(2,006)	$106,592

Comprehensive income (loss):
Net income	—	—	—	—	—	—	3,027	—	—	3,027
Change in net unrealized gains (losses) on securities available for sale, net of tax effect	—	—	—	—	—	—	—	(4,503)	—	(4,503)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(1,476)

Additional consideration in connection with acquisitions (21,499 shares)	—	—	—	—	—	(138)	—	—	521	383

Common stock issued in connection with directors’ compensation	—	—	10,808	54	—	139	—	—	—	193
Common stock issued in connection with director and employee stock purchase plans	—	—	4,574	23	—	54	—	—	—	77
Tax benefits from employee stock transactions	—	—	—	—	—	—	—	—	—	—
Compensation expense related to stock options	—	—	—	—	—	172	—	—	—	172
Common stock cash dividends declared ($0.40 per share)	—	—	—	—	—	—	(2,277)	—	—	(2,277)
Balance, June 30, 2008	—	$—	5,762,380	$28,812	$—	$64,167	$17,789	$(5,619)	$(1,485)	$103,664

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,	June 30,
	2009	2008
Cash Flows From Operating Activities
Net income	$24	$3,027
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	5,125	2,060
Provision for depreciation and amortization of premises and equipment	677	768
Amortization of identifiable intangible assets	342	300
Deferred income taxes	(1,337)	(363)
Director stock compensation	219	193
Net amortization of securities premiums and discounts	437	11
Decrease in mortgage servicing rights	106	86
Net realized losses on sales of foreclosed real estate	9	92
Impairment charge on investment securities	322	—
Net realized (gains) on sales of securities	(285)	(202)
Proceeds from sales of loans held for sale	38,459	20,589
Net gains on sale of loans	(646)	(621)
Loans originated for sale	(41,418)	(17,630)
Increase in investment in life insurance	(184)	(332)
Compensation expense related to stock options	77	172
Net change in fair value of liabilities	278	(73)
(Increase) decrease in accrued interest receivable and other assets	(2,879)	5,195
Decrease in accrued interest payable and other liabilities	(1,223)	(3,043)

Net Cash (Used) Provided by Operating Activities	(1,897)	10,229

Cash Flow From Investing Activities
Investment securities:
Purchases - available for sale	(87,215)	(59,036)
Principal repayments, maturities and calls - available for sale	41,847	19,439
Principal repayments, maturities and calls - held to maturity	—	10
Proceeds from sales - available for sale	41,073	17,738
Net increase in loans receivable	(4,126)	(48,863)
Proceeds from sale of loans	—	740
Net increase in Federal Home Loan Bank Stock	—	(992)
Net increase in foreclosed real estate	—	(173)
Purchases of premises and equipment	(763)	(654)
Disposals of premises and equipment	269	10
Net Cash Used In Investing Activities	(8,915)	(71,781)

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Six Months Ended
	June 30,	June 30,
	2009	2008
Cash Flow From Financing Activities
Net increase in deposits	97,314	66,795
Net decrease in federal funds purchased	(53,424)	(35,464)
Net increase in securities sold under agreements to repurchase	4,789	19,734
Proceeds from long-term debt	—	15,000
Repayments of long-term debt	(15,000)	—
Reissuance of treasury stock	424	—
Proceeds from the exercise of stock options and stock purchase plans	61	77
Cash dividends paid on preferred and common stock	(1,659)	(2,270)
Net Cash Provided By Financing Activities	32,505	63,872

Increase in cash and cash equivalents	21,693	2,320
Cash and Cash Equivalents:
January 1	19,284	25,789
June 30	$40,977	$28,109

Cash Payments For:
Interest	$14,512	$15,153
Taxes	$—	$400

Supplemental Schedule of Non-cash Investing and Financing Activities
Transfer of loans receivable to real estate owned	$1,975 $	$81

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

The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.  For purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, and interest bearing deposits in other banks.  For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Effective April 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events. SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred between June 30, 2009 and August 10, 2009, the date these financial statements were issued.

2.                              Earnings Per Common Share

Basic (loss) earnings per common share is calculated by dividing net income (loss), less Series A Preferred Stock dividends and discount accretion, by the weighted average number of shares of common stock outstanding.  Diluted earnings per common share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options, if dilutive, using the treasury stock method.  For 2008, there were no dividends or discount accretion on the Series A Preferred Stock.  There was no dilution to common shares for 2009 due to the Company being in a loss position.

Earnings per common share for the respective periods indicated have been computed based upon the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(Dollar amounts in thousands)

Net (loss) income	$(1,585)	$1,468	$24	$3,027
Less: preferred stock dividends	(313)	—	(626)	—
Less: preferred stock discount accretion	(100)	—	(199)	—

Net (loss) income available to common shareholders	$(1,998)	$1,468	$(801)	$3,027

Average common shares outstanding	5,791,023	5,692,377	5,763,648	5,682,890
Effect of dilutive stock options	—	12,665	—	13,760

Average number of common shares used to calculate diluted earnings per common share	5,791,023	5,705,042	5,763,648	5,696,650

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(Dollar amounts in thousands)

Unrealized holding losses on available for sale securities	$(1,493)	$(6,972)	$(1,417)	$(6,621)
Unrealized holding gains on cash flow hedges	456	—	421	—
Impairment on investment security	322	—	322	—
Reclassification adjustment for (gains) realized in income	(126)	(61)	(285)	(202)
Net unrealized losses	(841)	(7,033)	(959)	(6,823)
Income tax effect	286	2,391	326	2,320
Other comprehensive loss	$(555)	$(4,642)	$(633)	$(4,503)

4.                                 Guarantees

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $12.7 million and $14.5 million of financial and performance standby letters of credit as of June 30, 2009 and December 31, 2008, respectively. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next 24 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2009 and December 31, 2008 for guarantees under standby letters of credit is not material.

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

	Banking and Financial Services	Mortgage Banking	Insurance Services	Investment Services	Total
	(Dollar amounts in thousands)
Three months ended June 30, 2009
Net interest income and other income from external sources	$8,741	$994	$3,015	$171	$12,921
(Loss) income before income taxes	(3,968)	601	464	(43)	(2,946)
Total Assets	1,158,560	79,455	17,589	1,139	1,256,743
Purchases of premises and equipment	136	—	140	14	290

Three months ended June 30, 2008
Net interest income and other income from external sources	$9,849	$913	$2,785	$248	$13,795
Income (loss) before income taxes	697	506	433	(4)	1,632
Total Assets	1,107,864	62,908	17,066	1,260	1,189,098
Purchases of premises and equipment	237	1	30	1	269

Six Months Ended June 30, 2009
Net interest income and other income from external sources	$18,014	$1,860	$6,535	$517	$26,926
(Loss) income before income taxes	(3,317)	1,096	1,162	14	(1,045)
Total Assets	1,158,560	79,455	17,589	1,139	1,256,743
Purchases of premises and equipment	608	—	141	14	763

Six Months Ended June 30, 2008
Net interest income and other income from external sources	$19,298	$1,751	$5,474	$507	$27,030
Income (loss) before income taxes	1,781	805	803	(19)	3,370
Total Assets	1,107,864	62,908	17,066	1,260	1,189,098
Purchases of premises and equipment	617	1	35	1	654

6.                                 Stock Incentive Plans

The Company has an Employee Stock Incentive Plan (ESIP) that covers all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors. The total number of shares of common stock that may be issued pursuant to the ESIP is 486,781. The option price for options issued under the ESIP must be at least equal to 100% of the fair market value of the common stock on the date of grant and shall not be less than the stock’s par value. Options granted under the ESIP have various vesting periods ranging from immediate up to 5 years, 20% exercisable not less than one year after the date of grant, but no later than ten years after the date of grant in accordance with the vesting. Vested options expire on the earlier of ten years after the date of grant, three months from the participant’s termination of employment or one year from the date of the participant’s death or disability. As of June 30, 2009, a total of 148,072 shares have been issued under the ESIP. The ESIP expired on November 10, 2008.

The Company has an Independent Directors Stock Option Plan (IDSOP). The total number of shares of common stock that may be issued pursuant to the IDSOP is 121,695. The IDSOP covers all directors of the Company who are not employees and former directors who continue to be employed by the Company. The option price for options issued under the IDSOP will be equal to the fair market value of the Company’s common stock on the date of grant. Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Company or the cessation of the participant’s employment, or twelve months from the date of the participant’s death or disability. As of June 30, 2009, a total of 21,166 shares have been issued under the IDSOP. The IDSOP expired on November 10, 2008.

On April 17, 2007, shareholders approved the VIST Financial Corp. 2007 Equity Incentive Plan (EIP). The total number of shares which may be granted under the EIP is equal to 12.5% of the outstanding shares of the Company’s common stock on the date of approval of the EIP and is subject to automatic annual increases by an amount equal to 12.5% of any increase in the number of the Company’s outstanding shares of common stock during the preceding year or such lesser number as determined by the Company’s board of directors. The total number of shares of common stock that may be issued pursuant to the EIP is 676,572. The EIP covers all employees and non-employee directors of the Company and its subsidiaries. Incentive stock options, nonqualified stock options and restricted stock grants are authorized for issuance under the EIP. The exercise price for stock options granted under the EIP must equal the fair market value of the Company’s common stock on the date of grant. Vesting of awards under the EIP is determined by the Human Resources Committee of the board of directors, but must be at least one year. The Committee may also subject an award to one or more performance criteria. Stock options and restricted stock awards generally expire upon termination of employment. In certain instances after an optionee terminates employment or service, the Committee may extend the exercise period for a vested nonqualified stock option up to the remaining term of the option. A vested incentive stock option must be exercised within three months following termination of employment if such termination is for reasons other than cause. Performance goals generally cannot be accelerated or waived except in the event of a change in control or upon death, disability or retirement. As of June 30, 2009, no shares have been issued under the EIP. The EIP will expire on April 17, 2017.

The Company’s total stock-based compensation expense for the six months ended June 30, 2009 and 2008 was approximately $77,000 and $172,000, respectively. Total stock-based compensation expense, net of related tax effects, was approximately $51,000 and $114,000 for the six months ended June, 2009 and 2008, respectively. The Company’s total stock-based compensation expense for the three months ended June 30, 2009 and 2008 was approximately $56,000 and $95,000, respectively. Total stock-based compensation expense, net of related tax effects, was approximately $37,000 and $63,000 for the three months ended June, 2009 and 2008, respectively. Cash flows from financing activities included in cash inflows from excess tax benefits related to stock compensation were approximately $0 for the three and six months ended June 30, 2009 and 2008. Total unrecognized compensation costs related to non-vested stock options at June 30, 2009 and 2008 were approximately $235,000 and $480,000, respectively.

Stock option transactions under the Plans for the six months ended June 30, 2009 were as follows:

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Term
	Options	Price	Value	(in years)
Outstanding at the beginning of the year	708,889	$17.23
Granted	13,000	8.50
Exercised	—	—
Expired	(7,350)	22.93
Forfeited	(95,331)	13.52
Outstanding as of June 30, 2009	619,208	$17.55	$—	6.8
Exercisable as of June 30, 2009	397,035	$19.65	$—	5.8

The fair value of options granted for the six month period ended June 30, 2009 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	As of and for the year ended
	June 30,	December 31,
	2009	2008

Dividend yield	7.76%	6.09%
Expected life	7 years	7 years
Expected volatility	25.71%	21.52%
Risk-free interest rate	1.96%	2.54%
Weighted average fair value of options granted	$0.68	$1.29

7.                                 Investment in Limited Partnership

On December 29, 2003, the Bank entered into a limited partner subscription agreement with Midland Corporate Tax Credit XVI Limited Partnership, where the Bank will receive special tax credits and other tax benefits. The Bank subscribed to a 6.2% interest in the partnership, which is subject to an adjustment depending on the final size of the partnership at a purchase price of $5 million. This investment is included in other assets and is not guaranteed. It is accounted for in accordance with Statement of Position (SOP) 78-9, “Accounting for Investments in Real Estate Ventures,” using the equity method. This agreement was accompanied by a payment of $1.7 million. The associated non-interest bearing promissory note payable included in other liabilities was zero at June 30, 2009. Installments were paid as requested.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS

115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We have not determined the effect that the adoption of SFAS 166 will have on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We have not determined the effect that the adoption of SFAS 167 will have on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.         SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

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

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008:

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

	As of June 30, 2009
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
ASSETS:
Securities Available For Sale
Obligations of U.S. Government agencies and corporations	$—	$7,715	$—	$7,715
Mortgage-backed debt securities	—	188,825	—	188,825
State and municipal obligations	—	26,913	—	26,913
Other securities	1,320	9,349	700	11,369
	$1,320	$232,802	$700	$234,822

Interest rate swaps	$—	$(901)	$—	$(901)

LIABILITIES:
Junior subordinated debt	$—	$19,989	$—	$19,989

	As of December 31, 2008
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
ASSETS:
Securities Available For Sale
Obligations of U.S. Government agencies and corporations	$—	$9,331	$—	$9,331
Mortgage-backed debt securities	—	185,177	—	185,177
State and municipal obligations	—	25,033	—	25,033
Other securities	1,675	11,164	—	12,839
	$1,675	$230,705	$—	$232,380

Interest rate swaps	$—	$(1,601)	$—	$(1,601)

LIABILITIES:
Junior subordinated debt	$—	$19,711	$—	$19,711

The following table reconciles the beginning and ending balances of derivative assets measured at fair value on a recurring basis using significant observable (Level 3) inputs during the six months ended June 30, 2009:

Balance, beginning of period	$—
Net transfers into Level 3	700
Balance, end of period	$700

The following table presents the assets and liabilities measured on a non-recurring basis reported on the consolidated statements of financial condition at their fair value by level within the fair value hierarchy.

	As of June 30, 2009
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Loans held for sale	$—	$5,888	$—	$5,888
Impaired loans	—	—	6,724	6,724
OREO	—	—	2,238	2,238

	As of December 31, 2008
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Loans held for sale	$—	$2,283	$—	$2,283
Impaired loans	—	—	5,270	5,270
OREO	—	—	263	263

The following table reconciles the beginning and ending balances of impaired and OREO assets measured at fair value on a non-recurring basis using significant observable (Level 3) inputs during the six months ended June 30, 2009:

Balance, beginning of period	$5,533
Net transfers into Level 3	3,429
Balance, end of period	$8,962

As a result of the change in fair value of the junior subordinated debt, included in other non-interest income for the first six months of 2009 and 2008, are pre-tax (losses) gains of approximately ($278,000) and $73,000, respectively.

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

Fair Value of Financial Instruments

Generally accepted accounting principles require disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practical to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. This disclosure does not and is not intended to represent the fair value of the Company.

A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	As of June 30, 2009		As of December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$40,977	$40,977	$19,284	$19,284
Securities available for sale	234,822	234,822	232,380	232,380
Securities held to maturity	3,048	1,740	3,060	1,926
Mortgage loans held for sale	5,888	5,888	2,283	2,283
Loans, net	875,207	881,054	878,181	897,930
Cash surrender value of life insurance policies	18,736	18,736	18,552	18,552
Interest rate swap	(901)	(901)	(1,601)	(1,601)
Accrued interest receivable	4,639	4,639	4,734	4,734

Financial Liabilities:
Deposits	947,914	955,943	850,600	858,744
Federal funds sold and agreements to repurchase	124,875	116,757	173,510	174,996
Junior subordinated debt	19,989	19,989	19,711	19,711
Long-term debt	35,000	35,682	50,000	50,975
Accrued interest payable	3,001	3,001	3,413	3,413

Cash and cash equivalents:

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Investment Securities Available for Sale:

Securities classified as available for sale are reported at fair value utilizing Level 1, Level 2 and Level 3 inputs.  For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things.

Other-Than-Temporary-Impairment:

Management evaluates investment securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Other Real Estate Owned:

Foreclosed properties are adjusted to fair value less estimated selling costs at the time of foreclosure in preparation for transfer from portfolio loans to other real estate owned (“OREO”), establishing a new accounting basis. The Company subsequently adjusts the fair value on the OREO utilizing Level 3 on a non-recurring basis to reflect partial write-downs based on the observable market price, current appraised value of the asset or other estimates of fair value.

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

Results of Operations

OVERVIEW

Net loss for the Company for the quarter ended June 30, 2009 was $1.6 million, a decrease of 208.0%, as compared to income of $1.5 million for the same period in 2008.  Basic and diluted loss per common share for the second quarter of 2009 were $.35 and $.35, respectively, compared to basic and diluted earnings per common share of $.26 and $.26, respectively, for the same period of 2008. Net income for the Company for the first six months ended June 30, 2009 was $24,000, a decrease of 99.2%, as compared to $3.0 million for the same period in 2008. Basic and diluted loss per common share for the first six months ended June 30, 2009 was $.14 and $.14, respectively, compared to basic and diluted earnings per common share of $.53 and $.53, respectively, for the same period of 2008.

The following are the key ratios for the Company as of or for the:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Return on average assets (annualized)	-0.51%	0.51%	0.00%	0.53%
Return on average shareholders’ equity (annualized)	-5.10%	5.46%	0.04%	5.63%
Common dividend payout ratio	-29.01%	76.92%	-143.91%	75.47%
Average shareholders’ equity to average assets	9.92%	9.29%	9.95%	9.43%

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

Net interest income before the provision for loan losses for the three months ended June 30, 2009 was $8.3 million, a decrease of $0.8 million, or 8.8%, compared to the $9.1 million reported for the same period in 2008.  Net interest income before the provision for loan loss for the six months ended June 30, 2009 was $16.8 million, a decrease of $0.9 million, or 5.2%, compared to the $17.7 million reported for the same period in 2008. The FTE net interest margin decreased to 3.03% for the second quarter of 2009 from 3.58% for the same period in 2008. The FTE net interest margin decreased to 3.11% for the first six months of 2009 from 3.55% for the same period in 2008.

The following summarizes net interest margin information:

	Three months ended June 30,
	2009			2008
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$699,919	$9,946	5.62	$674,994	$10,923	6.40
Mortgage	49,622	685	5.52	46,907	765	6.52
Consumer	141,335	1,884	5.35	127,208	2,029	6.42
Investments (2)	245,591	3,219	5.24	211,223	3,003	5.69
Federal funds sold	13,298	5	0.17	—	—	—
Other short-term investments	363	—	0.15	351	5	5.59
Total interest-earning assets	$1,150,128	$15,739	5.41	$1,060,683	$16,725	6.24

Interest-Bearing Liabilities:
Transaction accounts	$351,272	$1,302	1.49	$327,056	$1,453	1.79
Certificates of deposit	479,449	3,869	3.23	333,455	3,561	4.30
Securities sold under agreement to repurchase	125,003	1,100	3.48	123,911	895	2.86
Short-term borrowings	253	—	0.00	73,757	429	3.98
Long-term borrowings	41,925	413	3.90	60,000	604	3.98
Junior subordinated debt	19,807	362	7.33	20,037	346	6.94
Total interest-bearing liabilities	1,017,709	7,046	2.78	938,216	7,288	3.12
Noninterest-bearing deposits	106,362	—		106,735	—
Total cost of funds	$1,124,071	7,046	2.52	$1,044,951	7,288	2.81
Net interest margin (fully taxable equivalent)		$8,693	3.03		$9,437	3.58

(1)          Loan fees have been included in the interest income totals presented.  Nonaccrual loans have been included in average loan balances.

(2)          Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$699,717	$19,885	5.66	$665,669	$22,239	6.61
Mortgage	50,160	1,448	5.77	46,715	1,521	6.51
Consumer	140,421	3,766	5.41	127,065	4,257	6.74
Investments (2)	239,893	6,579	5.49	204,363	5,857	5.73
Federal funds sold	9,981	9	0.17	—	—	0.00
Other short-term investments	355	1	0.39	435	9	3.96
Total interest-earning assets	$1,140,527	$31,688	5.53	$1,044,247	$33,883	6.42

Interest-Bearing Liabilities:
Transaction accounts	$335,782	$2,411	1.45	$321,601	$3,332	2.08
Certificates of deposit	474,261	7,914	3.37	325,115	7,185	4.44
Securities sold under agreement to repurchase	122,268	2,164	3.52	117,530	1,849	3.11
Short-term borrowings	5,057	17	0.66	79,037	1,150	2.88
Long-term borrowings	50,498	917	3.61	59,698	1,203	3.99
Junior subordinated debt	19,760	677	6.91	20,133	751	7.50
Total interest-bearing liabilities	1,007,626	14,100	2.82	923,114	15,470	3.37
Noninterest-bearing deposits	105,905	—		105,017	—
Total cost of funds	$1,113,531	14,100	2.56	$1,028,131	15,470	3.03
Net interest margin (fully taxable equivalent)		$17,588	3.11		$18,413	3.55

Average interest-earning assets for the three months ended June 30, 2009 were $1.15 billion, an $89.4 million, or 8.4%, increase over average interest-earning assets of $1.06 billion for the same period in 2008.  Average interest-earning assets for the six months ended June 30, 2009 were $1.14 billion, a $96.3 million, or 9.2%, increase over average interest-earning assets of $1.04 billion for the same period in 2008. The yield on average interest-earning assets decreased by 83 basis points to 5.41% for the second quarter of 2009, compared to 6.24% for the same period in 2008. The yield on average interest-earning assets decreased by 89 basis points to 5.53% for the first six months of 2009, compared to 6.42% for the same period in 2008.

Average interest-bearing liabilities for the three months ended June 30, 2009 were $1.02 billion, a $79.5 million, or 8.5%, increase over average interest-bearing liabilities of $938.2 million for the same period in 2008. Average interest-bearing liabilities for the six months ended June 30, 2009 were $1.01 billion, an $84.5 million, or 9.2%, increase over average interest-bearing liabilities of $923.1 million for the same period in 2008.  In addition, average noninterest-bearing deposits decreased to $106.4 million for the three months ended June 30, 2009, from $106.7 million for the same time period of 2008.  Average noninterest-bearing deposits increased to $105.9 million for the six months ended June 30, 2009, from $105.0 million for the same time period of 2008. The interest rate on total interest-bearing liabilities decreased by 34 basis points to 2.78% for the three months ended June 30, 2009, compared to 3.12% for the same period in 2008. The average interest rate paid on total interest-bearing liabilities decreased by 55 basis points to 2.82% for the six months ended June 30, 2009, compared to 3.37% for the same period in 2008.

For the three months ended June 30, 2009, FTE net interest income before the provision for loan losses decreased 7.9% to $8.7 million compared to $9.4 million for the same period in 2008. For the six months ended June 30, 2009, FTE net interest income before the provision for loan losses decreased 4.5% to $17.6 million compared to $18.4 million for the same period in 2008.

For the six months ended June 30, 2009, FTE total interest income decreased 6.9% to $31.7 million compared to $33.9 million for the same period in 2008.  The decrease in total interest income for the six months ended June 30, 2009 was primarily the result of a decrease in the interest rates on average investments and average outstanding commercial, mortgage and consumer loans compared to the same period in 2008.  Earning asset yields on average outstanding loans decreased due mainly to a decrease in the targeted short-term interest rate, as established by the Federal Reserve Bank (“FRB”), which resulted in a decrease in the prime rate from 5.00% at June 30, 2008 to 3.25% at June 30, 2009. Average outstanding commercial loan balances increased by $34 million, or 5.1% from June 30, 2008 to June 30, 2009.  Additionally, average outstanding total investment securities increased by $35.5 million or 16.2% from June 30, 2008 to June 30, 2009.    Earning asset yields on average outstanding investment securities decreased slightly from 5.7% at June 30, 2008 to 5.5% at June 30, 2009.

For the six months ended June 30, 2009, total interest expense decreased 8.9% to $14.1 million compared to $15.5 million for the same period in 2008.  The decrease in total interest expense for the six months ended June 30, 2009 resulted primarily from a decrease in average rates paid on average outstanding interest-bearing deposits and short-term borrowings compared to the same period in 2008.  The average rate paid on total average outstanding interest-bearing liabilities decreased from 3.37% at June 30, 2008 to 2.82% at June 30, 2009.  Total cost of funds decreased to 2.56% in 2009 from 3.03% in 2008.  The decrease in total average interest-bearing deposit rates was the result of management’s disciplined approach to deposit pricing in response to the decrease in short-term interest rates.  Total average interest-bearing deposits increased $163.3 million or 25.3% from June 30, 2008 to June 30, 2009 due primarily to growth in time deposits and interest checking.  The average rate paid on short-term borrowings and securities sold under agreements to repurchase increased from 3.02% at June 30, 2008 to 3.40% at June 30, 2009.  The increase in short-term borrowings and securities sold under agreements to repurchase rates was the result of increases in targeted short term interest rates, as established by the FRB.  Average short-term borrowings and securities sold under agreements to repurchase decreased $69.2 million or 35.2% from June 30, 2008 to June 30, 2009 due primarily to the growth in total average interest-bearing deposits.

Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2009 was $4.3 million compared to $1.7 million for the same period of 2008.  The provision for loan losses for the six months ended June 30, 2009 was $5.1 million compared to $2.1 million for the same period of 2008.  Net charge-offs to average loans was 0.27% annualized for the six months ended June 30, 2009 compared to 0.46% for the year ended December 31, 2008.  The provision reflects the amount deemed appropriate by management to provide an adequate reserve to meet the present risk characteristics of the loan portfolio.  Management continues to evaluate and classify the credit quality of the loan portfolio utilizing a qualitative and quantitative internal loan review process and, based on the results of the analysis at June 30, 2009, management has determined that the current allowance for loan losses is adequate as of such date.  The ratio of the allowance for loan losses to loans outstanding at June 30, 2009 and December 31, 2008 was 1.36% and .92%, respectively.  Please see further discussion under the caption “Allowance for Loan Losses.”

Other Non-Interest Income

Total other income for the three months ended June 30, 2009 totaled $4.7 million, remaining similar to income of $4.7 million for the same period in 2008. Total other income for the six months ended June 30, 2009 totaled $10.2 million, an increase of $0.8 million, or 8.6%, from other income of $9.4 million for the same period in 2008.

Revenue from customer service fees decreased 11.8% to $596,000 for the second quarter of 2009 as compared to $676,000 for the same period in 2008. Revenue from customer service fees remained similar at $1.3 million for the first six months of 2009 and the same period in 2008.  The decrease in customer service fees for the comparative three month periods is primarily due to a decrease in commercial account analysis fees and non-sufficient funds charges.

Revenue from mortgage banking activities increased 19.3% to $408,000 for the second quarter of 2009 as compared to $342,000 for the same period in 2008.  Revenue from mortgage banking activities increased 1.5% to $675,000 for the first six months of 2009 as compared to $665,000 for the same period in 2008.  The increase in mortgage banking activities for the comparative three and six month periods is primarily due to an increase in the volume of loans sold into the secondary mortgage market.  The Company operates its mortgage banking activities through VIST Mortgage, a division of VIST Bank.

Revenue from commissions and fees from insurance sales increased 8.9% to $3.0 million for the second quarter of 2009 as compared to $2.8 million for the same period in 2008.  Revenue from commissions and fees from insurance sales increased 9.6% to $6.0 million for the first six months of 2009 as compared to $5.5 million for the same period in 2008.  The increase for the comparative three and six month periods is mainly attributed to an increase in commission income on group insurance products due to the acquisition of Fisher Benefits Consulting in September 2008.  VIST Insurance, LLC is a wholly owned subsidiary of the Company.

Revenue from brokerage and investment advisory commissions and fees decreased 33.0% to $152,000 in the second quarter of 2009 as compared to $227,000 for the same period in 2008.  Revenue from brokerage and investment advisory commissions and fees increased 3.9% to $482,000 in the first six months of 2009 as compared to $464,000 for the same period in 2008.  Fluctuations for the comparative three and six month periods are due primarily to the volume of investment advisory services offered through VIST Capital Management, LLC, a wholly owned subsidiary of the Company.

Revenue from earnings on investment in life insurance decreased 34.1% to $108,000 in the second quarter of 2009 as compared to $164,000 for the same period in 2008.  Revenue from earnings on investment in life insurance decreased 44.6% to $184,000 in the first six months of 2009 as compared to $332,000 for the same period in 2008.  The decrease in earnings on investment in life insurance for the comparative three and six month periods is due primarily to decreased earnings credited on the Company’s separate investment account, bank owned life insurance (“BOLI”).

Other income, including gain on sale of loans, increased 15.1% to $550,000 for the second quarter of 2009 as compared to $478,000 for the same period in 2008.  Other income, including gain on sale of loans, increased 73.3% to $1.6 million for the first six months of 2009 as compared to $0.9 million for the same period in 2008.  The increase in other income for the comparative three and six month periods is due primarily to a settlement of a previously accrued contingent payment of $575,000, which was partially offset by an adjustment for related expenses of $232,000, and an increase in network interchange income.

Net securities gains were $126,000 for the three months ended June 30, 2009 compared to net securities gains of $61,000 for the same period in 2008.  Net securities gains were $285,000 for the six months ended June 30, 2009 compared to net securities gains of $202,000 for the same period in 2008.  Net securities gains for the comparative three and six month periods are due primarily to sales of available for sale investment securities.  For the three and six month periods ended June 30, 2009, an impairment charge of $322,000 was recorded on one of the Company’s available for sale trust preferred investment securities.

Other Non-Interest Expense

Total other expense for the three months ended June 30, 2009 totaled $11.6 million, an increase of $1.1 million, or 10.0%, over total other expense of $10.5 million for the same period in 2008. Total other expense for the six months ended June 30, 2009 totaled $22.8 million, an increase of $1.2 million, or 5.8%, over total other expense of $21.6 million for the same period in 2008.

Salaries and benefits increased 6.6% to $5.8 million for the three months ended June 30, 2009 over the $5.4 million for the three months ended June 30, 2008.  Salaries and benefits increased 2.8% to $11.4 million for the six months ended June 30, 2009 over the $11.1 million for the six months ended June 30, 2008.  Included in salaries and benefits for the three months ended June 30, 2009 and June 30, 2008 were pre-tax stock-based compensation costs of $56,000 and $95,000, respectively.  Included in salaries and benefits for the six months ended June 30, 2009 and June 30, 2008 were pre-tax stock-based compensation costs of $77,000 and $172,000, respectively. Also included in salaries and benefits for the three months ended June 30, 2009 were total commissions paid of $353,000 on mortgage origination activity through VIST Mortgage, insurance sales activity through VIST Insurance and investment advisory sales through VIST Capital Management compared to $511,000 for the same period in 2008.   Also included in salaries and benefits for the six months ended June 30, 2009 were total commissions paid of $736,000 on mortgage origination activity through VIST Mortgage, insurance sales activity through VIST Insurance and investment advisory sales through VIST Capital Management compared to $900,000 for the same period in 2008.  Included in salaries and benefits expense for the six months ended June 30, 2009 are severance costs of approximately $133,000 relating to corporate-wide cost reduction initiatives.  Full-time equivalent (FTE) employees decreased to 301 at June 30, 2009 from 304 at June 30, 2008.

Occupancy expense and furniture and equipment expense decreased 13.0% to $1.5 million for the first three months of 2009 as compared to $1.7 million for the same period in 2008.  Occupancy expense and furniture and equipment expense decreased 10.0% to $3.2 million for the first six months of 2009 as compared to $3.5 million for the same period in 2008.  The decrease in occupancy expense and furniture and equipment expense for the comparative three and six month periods is due primarily to a decrease in building lease expense and equipment depreciation expense.

Marketing and advertising expense decreased 30.1% to $335,000 for the second quarter of 2009 as compared to $479,000 for the same period in 2008.  Marketing and advertising expense decreased 46.7% to $0.6 million for the first six months of 2009 as compared to $1.1 million for the same period in 2008.  The decrease in marketing and advertising expense for the comparative three and six month periods is due primarily to a reduction in marketing costs associated with market research, media space, media production and special events.

Professional services expense decreased 11.2% to $482,000 for the second quarter of 2009 as compared to $543,000 for the same period in 2008. Professional services expense increased 27.5% to $1.4 million for the first six months of 2009 as compared to $1.1 million for the same period in 2008.  The increase for the comparative six month periods is due primarily to an increase in legal fees associated with a litigation settlement related to a previously accrued contingent payment, outsourcing of the Company’s internal audit function and other general Company business.

Outside processing expense increased 33.7% to $1.1 million for the second quarter of 2009 as compared to $0.8 million for the same period in 2008. Outside processing expense increased 24.8% to $2.0 million for the first six months of 2009 as compared to $1.6 million for the same period in 2008.  The increase in outside processing expense for the comparative three and six month periods are due primarily to costs incurred for computer services and network fees.

Insurance expense increased 259.1% to $984,000 for the second quarter of 2009 as compared to $274,000 for the same period in 2008.  Insurance expense increased 162.0% to $1.4 million for the first six months of 2009 as compared to $0.5 million for the same period in 2008.  The increase in insurance expense for the comparative three and six month periods is due primarily to higher FDIC deposit insurance premiums resulting from the implementation of the new FDIC risk-related premium assessment. Additionally, the increase in insurance expense for the comparative three and six month periods is due primarily to a special industry-wide FDIC deposit insurance premium assessment to the Company of $580,000.

Other expense increased 11.2% to $1.2 million for the second quarter of 2009 as compared to $1.1 million for the same period in 2008.  Other expense increased 8.5% to $2.4 million for the first six months of 2009 as compared to $2.2 million for the same period in 2008.  The increase in other expense for the comparative three and six month periods is primarily due to an increase in foreclosure and other real estate expense.

Income Taxes

There was an income tax benefit of $1.4 million for the second quarter of 2009 as compared to income tax expense of $0.2 million for the same period in 2008.  There was an income tax benefit of $1.1 million for the first six months of 2009 as compared to income tax expense of $0.3 million for the same period in 2008.  The effective income tax rate for the Company for the second quarter ended June 30, 2009 was 46.2% compared to 10.0% for the same period of 2008.  The effective income tax rate for the Company for the first six months ended June 30, 2009 was 102.3% compared to 10.2% for the same period of 2008.  The effective income tax rate for the comparative three and six month periods fluctuated primarily due to variations in state tax, tax exempt income and net income before income taxes.  Included in income tax expense for the comparative three and six month periods ended June 30, 2009 and 2008 is a federal tax benefit from a $5,000,000 investment in an affordable housing, corporate tax credit limited partnership.

Financial Condition

The total assets of the Company at June 30, 2009 were $1.26 billion, an increase of approximately $31.9 million, or 5.2% annualized, from $1.22 billion at December 31, 2008.

Cash and Cash Equivalents:

Cash and cash equivalents increased $21.7 million, or 225.0% annualized, to $41.0 million at June 30 2009 from $19.3 million at December 31, 2008.  This increase is primarily related to an increase in federal funds sold.

Mortgage Loans Held for Sale

Mortgage loans held for sale increased $3.6 million, or 315.8% annualized, to $5.9 million at June 30, 2009 from $2.3 million at December 31, 2008.  This increase is primarily related to an increase in loans originated for sale into the secondary residential real estate loan market through VIST Mortgage.

Securities Available for Sale

Investment securities available for sale increased $2.4 million, or 2.1% annualized, to $234.8 million at June 30, 2009 from $232.4 million at December 31, 2008.  Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity.  The increase in investment securities available for sale was due to the purchases of mortgage-backed securities used as collateral for the Company’s public funds and structured borrowings.

Loans

Total loans, net of allowance for loan losses, decreased to $875.2 million, or 0.7% annualized, at June 30, 2009 from $878.2 million at December 31, 2008.

The components of loans were as follows:

	June 30,	December 31,
	2009	2008
	(Dollar amounts in thousands)
Residential real estate - 1 to 4 family	$173,674	$185,866
Residential real estate - multi family	35,953	34,869
Commercial	166,952	174,219
Commercial, secured by real estate	319,256	326,442
Construction	99,683	89,556
Consumer	4,641	3,995
Home equity lines of credit	87,911	72,137
Loans	888,070	887,084

Net deferred loan fees	(834)	(779)
Allowance for loan losses	(12,029)	(8,124)
Loans, net of allowance for loan losses	$875,207	$878,181

Loans secured by real estate (not including home equity lending products) decreased $18.3 million, or 6.7% annualized, to $528.9 million at June 30, 2009 from $547.2 million at December 31, 2008.  This decrease is primarily due to a decrease in commercial and residential real estate loan originations.

Total commercial loans decreased to $486.2 million at June 30, 2009 from $500.7 million at December 31, 2008, a decrease of $14.5 million, or 5.8% annualized.  The decrease is due primarily to a decrease in commercial real estate loans outstanding.  There were no SBA loans sold during the period.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2009 was $12.0 million compared to $8.1 million at December 31, 2008.  The allowance at June 30, 2009 was 1.36% of outstanding loans compared to 0.92% of outstanding loans at December 31, 2008.  The provision for loan losses for the six months ended June 30, 2009 was $5.1 million compared to $2.1 million for the same period in 2008.  The increase in the provision is due primarily to economic conditions and an increase in nonperforming loans and the result of management’s evaluation and classification of the credit quality of the loan portfolio utilizing a qualitative and quantitative internal loan review process.  At June 30, 2009, total non-performing loans were $22.5 million or 2.5% of total loans compared to $10.8 million or 1.2% of total loans at December 31, 2008.  The $11.7 million increase in non-performing loans from December 31, 2008 to June 30, 2009, was due primarily to two commercial construction and development credits totaling approximately $10.9 million transferred to non accrual as well as by net additions to non-performing loans of approximately $0.8 million.  At June 30, 2009, $2.2 million in commercial properties were transferred to other real estate owned.  This is net of $4.4 million which was transferred out of other real estate owned from March 31, 2009. For the six months ended June 30, 2009, net charge-offs to average loans was 0.27% annualized as compared to 0.46% for the year ended December 31, 2008.

The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio.  Additions to the allowance are charged through the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.  Management regularly assesses the adequacy of the allowance by performing both quantitative and qualitative evaluations of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, the value of any underlying collateral, risk characteristics in the loan portfolio, local and national economic conditions, and other relevant factors.  Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.  Based upon the results of such reviews, management believes that the allowance for loan losses at June 30, 2009 was adequate to absorb credit losses inherent in the portfolio at that date.

The following table shows the activity in the Company’s allowance for loan losses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollar amounts in thousands)

Balance of allowance for loan losses, beginning of period	$8,165	$7,181	$8,124	$7,264
Loans charged-off:
Commercial, financial and agricultural	(359)	(981)	(894)	(1,448)
Real estate — mortgage	(11)	—	(222)	—
Consumer	(76)	(30)	(139)	(64)
Total loans charged-off	(446)	(1,011)	(1,255)	(1,512)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	8	38	19	40
Real estate — mortgage	—	—	—	—
Consumer	2	4	16	10
Total recoveries	10	42	35	50
Net loans (charged-off) recoveries	(436)	(969)	(1,220)	(1,462)
Provision for loan losses	4,300	1,650	5,125	2,060
Balance, end of period	$12,029	$7,862	$12,029	$7,862

Net charge-offs to average loans (annualized)	0.20%	0.46%	0.27%	0.35%
Allowance for loan losses to loans outstanding	1.36%	0.91%	1.36%	0.91%
Loans outstanding at end of period (net of unearned income)	$887,236	$867,659	$887,236	$867,659
Average balance of loans outstanding during the period	$885,233	$847,357	$885,852	$837,544

The following table summarizes the Company’s non-performing assets:

	June 30,	December 31,
	2009	2008
	(Dollar amounts in thousands)
Non-accrual loans:
Real estate	$21,647	$2,947
Consumer	5	459
Commercial, financial and agricultural	776	7,298
Total	22,428	10,704

Loans past due 90 days or more and still accruing:
Real estate	108	28
Consumer	—	—
Commercial, financial and agricultural	—	112
Total	108	140

Total non-performing loans	22,536	10,844
Other real estate owned	2,238	263
Total non-performing assets	$24,774	$11,107

Troubled debt restructurings	$2,592	$285

Non-performing loans to loans outstanding at end of period (net of unearned income)	2.54%	1.22%
Non-performing assets to loans outstanding at end of period (net of unearned income) plus OREO	2.79%	1.25%

Premises and Equipment

Components of premises and equipment were as follows:

	June 30,	December 31,
	2009	2008
	(In thousands)

Land and land improvements	$263	$263
Buildings	523	873
Leasehold improvements	4,393	3,910
Furniture and equipment	11,457	11,567
	16,636	16,613

Less: accumulated depreciation	10,228	10,022
Premises and equipment, net	$6,408	$6,591

Deposits

Total deposits at June 30, 2009 were $947.9 million compared to $850.6 million at December 31, 2008, an increase of $97.3 million, or 22.9% annualized.

The components of deposits were as follows:

	June 30,	December 31,
	2009	2008
	(In thousands)

Demand, non-interest bearing	$111,231	$108,645
Demand, interest bearing	304,579	231,504
Savings	70,539	75,706
Time, $100,000 and over	223,927	195,812
Time, other	237,638	238,933
Total deposits	$947,914	$850,600

The increase in interest bearing deposits is due primarily to an increase in time deposits with the majority of these deposits maturing in one year or less and an increase in interest bearing demand deposits.  Management continues to promote these types of deposits through a disciplined pricing strategy as a means of managing the Company’s overall cost of funds, as well as, management’s continuing emphasis on commercial and retail marketing programs and customer service.

Borrowings

Total debt decreased by $63.4 million, or 52.1% annualized, to $179.9 million at June 30, 2009 from $243.2 million at December 31, 2008.  The decrease in total debt and borrowings was primarily due to an increase in organic growth in total deposits of $97.3 million to $947.9 million at June 30, 2009 from $850.6 million at December 31, 2008.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	June 30,	December 31,
	2009	2008
	(Dollar amounts in thousands)
Commitments to extend credit:
Loan origination committments	$59,526	$59,093
Unused home equity lines of credit	43,567	48,919
Unused business lines of credit	141,727	138,181
Total commitments to extend credit	$244,820	$246,193
Standby letters of credit	$12,749	$14,479

Capital

Total shareholders’ equity decreased $1.7 million, or 2.8% annualized, to $120.8 million at June 30, 2009 from $122.5 million at December 31, 2008.  The decrease is the net result of net income for the period of $24,000 less common stock dividends declared of $1.15 million, preferred stock dividends declared of $716,000, proceeds of $280,000 from the issuance of shares of common stock under the Company’s employee benefit and director compensation plans, net decrease in the unrealized loss on securities available for sale and cash flow hedges, net of tax, of $633,000, the reissuance of treasury stock of $424,000 primarily in connection with earn-outs of contingent consideration to principals resulting from the Company’s acquisition of VIST Insurance, and stock-based compensation costs of $77,000.

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

An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders’ equity less intangible assets (Tier 1 risk-based capital), to average quarterly assets less intangible assets.  The leverage ratio at June 30, 2009 was 8.66% compared to 9.16% at December 31, 2008.  This decrease is primarily the result of an increase in average total assets.  For the six months ended June 30, 2009, the capital ratios were above minimum regulatory guidelines.

As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy.  Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments.  For the Company, Tier 1 risk-based capital consists of common shareholders’ equity less intangible assets plus the junior subordinated debt, and Tier 2 risk-based capital includes the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets.  By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier 1 risk-based capital.  In addition, federal banking regulatory authorities have issued a final rule restricting the Company’s junior subordinated debt to 25% of Tier 1 risk-based capital.  Amounts of junior subordinated debt in excess of the 25% limit generally may be included in Tier 2 risk-based capital.  The final rule provides a five-year transition period, ending June 30, 2009.  Recently, the Federal Reserve extended this transition period to March 31, 2011.  This will allow bank holding companies more flexibility in managing their compliance with these new limits in light of the current conditions of the capital markets. At June 30, 2009, the entire amount of these securities was allowable to be included as Tier 1 risk-based capital for the Company.  For the periods ended June 30, 2009 and December 31, 2008, the Company’s capital ratios were above minimum regulatory guidelines.

On December 19, 2008, the Company issued to the United States Department of the Treasury (“Treasury”) 25,000 shares of Series A, Fixed Rate, Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $1,000 per share, and a warrant (“Warrant”) to purchase 364,078 shares of the Company’s common stock, par value $5.00 per share, for an aggregate purchase price of $25,000,000 in cash.  The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $10.30 per share of common stock. The Series A Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The Series A Preferred Stock may be redeemed at any time following consultation by the Company’s primary bank regulator and Treasury.  Participants in the Capital Purchase Program desiring to redeem part of an investment by Treasury must redeem a minimum of 25% of the issue price of the preferred stock from the proceeds of a qualifying equity offering.

The following table sets forth the Company’s risk-based capital amounts and ratios.

	June 30,	December 31,
	2009	2008
	(Dollar amounts in thousands)

Tier I
Common shareholders’ equity excluding unrealized gains (losses) on securities	$120,794	$122,489
Disallowed intangible assets	(44,020)	(44,347)
Junior subordinated debt	19,839	19,561
Tier II
Allowable portion of allowance for loan losses	12,029	8,124
Unrealized losses on available for sale equity securities	8,434	8,096
Total risk-based capital	$117,076	$113,923
Risk adjusted assets (including off-balance sheet exposures)	$976,796	$882,740

Leverage ratio	8.66%	9.16%
Tier I risk-based capital ratio	10.75%	11.99%
Total risk-based capital ratio	11.99%	12.91%

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

At June 30, 2009, the Company had a total of $179.9 million, or 14.3% of total assets, in borrowed funds.  These borrowings included $124.9 million of repurchase agreements, $35 million of term borrowings with the Federal Home Loan Bank, and $20.0 million in junior subordinated debt.  The FHLB borrowings have final maturities ranging from November 2009 through January 2011 at interest rates ranging from 3.45% to 4.27%.  At June 30, 2009, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $186.7 million.  The Company remains slightly asset sensitive and will continue its strategy to originate adjustable rate commercial and installment loans and use investment security cash flows and non-interest bearing and core deposits and repurchase agreements to reduce the overnight borrowings to maintain a more neutral gap position.

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

Item 4 - Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2009.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of such date.

There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2         Unregistered Sales of Equity Securities and Use of Proceeds

No shares of the Company’s common stock were repurchased by the Company during the three month period ended June 30, 2009.  The maximum number of common shares that may yet be purchased under the Company’s current stock repurchase program is 115,000 shares.

Item 3         Defaults Upon Senior Securities — None

Item 4         Submission of Matters to Vote of Security Holders

At the annual meeting of shareholders, held on April 21, 2009, shareholders of the Company approved the following matters:

1.               Election of five Class III directors to hold office for three years from the date of election and until their respective successors shall have been elected and qualified.

Nominee	For	Withheld
James H. Burton	4,152,737	361,147
Robert D. Carl, III	4,248,263	265,621
Philip E. Hughes, Jr.	3,728,348	785,536
Frank C. Milewski	4,250,738	263,146
Harry J. O’Neill, III	4,277,584	236,300

2.               Approval of the VIST Financial Corp. 2010 Non-Employee Director Compensation Plan.

The votes cast in this matter were as follows:

For	Against	Abstain	Broker Non Vote
3,071,271	373,374	53,874	1,015,365

3.               Approval of the advisory (non-binding) vote on executive compensation.

The votes cast in this matter were as follows:

For	Against	Abstain	Broker Non Vote
3,105,896	342,675	49,948	1,015,365

4.               Ratification of the appointment of Beard Miller Company LLP as the Company’s auditors for 2009.

The votes cast in this matter were as follows:

For	Against	Abstain
4,406,577	66,583	40,722

Item 5         Other Information - None

Item 6         Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of VIST Financial Corp. (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on March 7, 2008).

3.2	Bylaws of VIST Financial Corp. (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on March 7, 2008).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIST FINANCIAL CORP.
(Registrant)

Dated: August 10, 2009	By	/s/Robert D. Davis

Robert D. Davis
President and Chief
Executive Officer

Dated: August 10, 2009	By	/s/Edward C. Barrett

Edward C. Barrett
Executive Vice President and
Chief Financial Officer