Form 10-Q
period 2009-09-30
VIST FINANCIAL CORP
filed 2009-11-16
CIK 775662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

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

Number of Common Shares Outstanding
as of November 16, 2009
COMMON STOCK ($5.00 Par Value)	5,798,127
(Title of Class)	(Outstanding Shares)

VIST FINANCIAL CORP.

Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2009

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2009	2008
		(Restated)
ASSETS

Cash and due from banks	$21,825	$18,964
Federal funds sold	9,485	—
Interest-bearing deposits in banks	343	320

Total cash and cash equivalents	31,653	19,284

Mortgage loans held for sale	2,538	2,283
Securities available for sale	248,811	226,665
Securities held to maturity, fair value 2009 - $1,863; 2008 - $1,926	3,041	3,060
Restricted stock, at cost	5,715	5,715
Loans, net of allowance for loan losses 2009 - $11,995; 2008 - $8,124	890,384	878,181
Premises and equipment, net	6,177	6,591
Other real estate owned	2,686	263
Identifiable intangible assets	4,319	4,833
Goodwill	39,982	39,732
Bank owned life insurance	18,832	18,552
Other assets	22,257	20,911

Total assets	$1,276,395	$1,226,070

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$109,070	$108,645
Interest bearing	858,474	741,955

Total deposits	967,544	850,600

Securities sold under agreements to repurchase	120,918	120,086
Federal funds purchased	—	53,424
Long-term debt	35,000	50,000
Junior subordinated debt, at fair value	19,520	18,260
Other liabilities	8,357	10,071

Total liabilities	1,151,339	1,102,441

Shareholders’ equity
Preferred stock: $0.01 par value; authorized 1,000,000 shares; $1,000 liquidation preference per share; 25,000 shares of Series A 5% cumulative preferred stock issued and outstanding; Less: discount of $2,008 at September 30, 2009 and $2,307 at December 31, 2008	22,992	22,693
Common stock, $5.00 par value; authorized 20,000,000 shares; issued:
5,808,611 shares at September 30, 2009 and 5,768,429 shares at December 31, 2008	29,043	28,842
Stock warrant	2,307	2,307
Surplus	63,719	64,349
Retained earnings	12,167	14,757
Accumulated other comprehensive loss	(4,981)	(7,834)
Treasury stock; 10,484 shares at September 30, 2009 and 68,354 shares at December 31, 2008, at cost	(191)	(1,485)

Total shareholders’ equity	125,056	123,629

Total liabilities and shareholders’ equity	$1,276,395	$1,226,070

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Interest income:
Interest and fees on loans	$12,523	$13,858	$37,126	$41,483
Interest on securities:
Taxable	2,935	2,523	8,514	7,209
Tax-exempt	336	248	927	679
Dividend income	26	123	98	507
Other interest income	4	—	13	9

Total interest income	15,824	16,752	46,678	49,887

Interest expense:
Interest on deposits	4,952	5,006	15,278	15,523
Interest on short-term borrowings	1	559	18	1,709
Interest on securities sold under agreements to repurchase	1,134	1,168	3,297	3,017
Interest on long-term debt	339	607	1,256	1,810
Interest on junior subordinated debt	357	331	1,034	1,082

Total interest expense	6,783	7,671	20,883	23,141

Net Interest Income	9,041	9,081	25,795	26,746
Provision for loan losses	1,400	525	6,525	2,585

Net interest income after provision for loan losses	7,641	8,556	19,270	24,161

Other income:
Customer service fees	600	893	1,854	2,189
Mortgage banking activities	288	145	963	810
Commissions and fees from insurance sales	3,260	3,052	9,254	8,523
Brokerage and investment advisory commissions and fees	112	186	594	650
Earnings on bank owned life insurance	96	171	280	503
Gain on sale of loans	—	—	—	47
Other income	405	511	2,024	1,399
Net realized gains on sales of securities	66	89	351	291
Total other-than-temporary impairment losses:
Total other-than-temporary impairment losses on investments	(4,026)	(7,085)	(4,999)	(7,085)
Non-credit impairment loss recognized in other comprehensive loss	2,030	—	2,681	—
Net credit impairment loss recognized in earnings	(1,996)	(7,085)	(2,318)	(7,085)

Total other income (loss)	2,831	(2,038)	13,002	7,327

Other expense:
Salaries and employee benefits	5,374	5,381	16,816	16,509
Occupancy expense	1,124	1,087	3,074	3,285
Furniture and equipment expense	605	659	1,845	2,004
Marketing and advertising expense	208	266	813	1,402
Amortization of identifiable intangible assets	172	158	514	458
Professional services	545	719	1,919	1,797
Outside processing	1,014	827	3,051	2,459
FDIC deposit insurance	486	277	1,914	822
Other expense	1,295	1,195	3,723	3,433

Total other expense	10,823	10,569	33,669	32,169

Income (loss) before income taxes	(351)	(4,051)	(1,397)	(681)
Income tax (benefit) expense	(506)	557	(1,575)	900

Net income (loss)	155	(4,608)	178	(1,581)
Preferred stock dividends and discount accretion	(413)	—	(1,237)	—
Net income (loss) available to common shareholders	$(257)	$(4,608)	$(1,059)	$(1,581)

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

EARNINGS PER SHARE DATA

Average shares outstanding for basic earnings per common share	5,794,883	5,694,482	5,774,006	5,686,782
Basic earnings (loss) available to common shareholders per common share	$(0.04)	$(0.81)	$(0.18)	$(0.28)
Average shares outstanding for diluted earnings per common share	5,794,883	5,694,482	5,774,006	5,686,782
Diluted earnings (loss) available to common shareholders per common share	$(0.04)	$(0.81)	$(0.18)	$(0.28)
Cash dividends declared per actual common shares outstanding	$0.05	$—	$0.25	$0.40

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2009 and 2008

(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock					Accumulated
	Number of Shares Issued	Liquidation Value	Number of Shares Issued	Par Value	Stock Warrant	Surplus	Retained Earnings	Other Comprehensive Loss	Treasury Stock	Total
Balance, January 1, 2009 - RESTATED	25,000	$22,693	5,768,429	$28,842	$2,307	$64,349	$14,757	$(7,834)	$(1,485)	$123,629

Comprehensive income:
Net income	—	—	—	—	—	—	178	—	—	178
Change in net unrealized gains (losses) on securities available for sale, net of tax effect	—	—	—	—	—	—	—	2,853	—	2,853
Total comprehensive income										3,031

Preferred stock discount accretion	—	299	—	—	—	—	—	—	—	299
Stock warrants	—	—	—	—	—	—	(299)	—	—	(299)

Reissuance of 57,870 shares of treasury stock	—	—	—	—	—	(870)	—	—	1,294	424

Common stock issued in connection with directors’ compensation	—	—	28,243	141	—	77	—	—	—	218
Common stock issued in connection with director and employee stock purchase plans	—	—	11,939	60	—	24	—	—	—	84
Compensation expense related to stock options	—	—	—	—	—	139	—	—	—	139

Common stock cash dividends paid ($0.25 per share)	—	—	—	—	—	—	(1,441)	—	—	(1,441)
Preferred stock cash dividends paid or declared	—	—	—	—	—	—	(1,028)	—	—	(1,028)
Balance, September 30, 2009	25,000	$22,992	5,808,611	$29,043	$2,307	$63,719	$12,167	$(4,981)	$(191)	$125,056

	Preferred Stock		Common Stock					Accumulated
	Number of		Number of					Other
	Shares Issued	Liquidation Value	Shares Issued	Par Value	Stock Warrant	Surplus	Retained Earnings	Comprehensive Loss (See Note 1)	Treasury Stock	Total
Balance, January 1, 2008	—	$—	5,746,998	$28,735	$—	$63,940	$17,039	$(1,116)	$(2,006)	$106,592

Comprehensive income:
Net loss	—	—	—	—	—	—	(1,581)	—	—	(1,581)
Change in net unrealized gains (losses) on securities available for sale, net of tax effect	—	—	—	—	—	—	—	(6,237)	—	(6,237)
Change in net unrealized gains (losses) on cash flow hedge, net of tax effect (See Note 1)	—	—	—	—	—	—	—	102	—	102
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(7,716)

Additional consideration in connection with acquisitions (21,499 shares)	—	—	—	—	—	(137)	—	—	521	384

Common stock issued in connection with directors’ compensation	—	—	10,808	54	—	139	—	—	—	193
Common stock issued in connection with director and employee stock purchase plans	—	—	7,194	36	—	77	—	—	—	113
Tax benefits from employee stock transactions	—	—	—	—	—	—	—	—	—	—
Compensation expense related to stock options	—	—	—	—	—	257	—	—	—	257
Common stock cash dividends declared ($0.40 per share)	—	—	—	—	—	—	(2,277)	—	—	(2,277)
Balance, September 30, 2008	—	$—	5,765,000	$28,825	$—	$64,276	$13,181	$(7,251)	$(1,485)	$97,546

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash Flows From Operating Activities
Net income (loss)	$178	$(1,581)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	6,525	2,585
Provision for depreciation and amortization of premises and equipment	1,012	1,123
Amortization of identifiable intangible assets	514	458
Deferred income taxes	(2,907)	262
Director stock compensation	218	193
Net amortization of securities premiums and discounts	694	3
Decrease in mortgage servicing rights	128	141
Net realized losses on sales of other real estate owned (included in other expense)	9	92
Impairment charge on investment securities recognized in earnings	2,318	7,085
Net realized (gains) on sales of securities	(351)	(291)
Proceeds from sales of loans held for sale	53,317	23,259
Net gains on sales of loans held for sale (included in mortgage banking activities)	(905)	(735)
Loans originated for sale	(52,667)	(21,069)
Realized gain on sale of premises and equipment	(25)	—
Increase in bank owned life insurance	(280)	(503)
Compensation expense related to stock options	139	257
Net change in fair value of junior subordinated debt	1,260	(120)
Net change in fair value of interest rate swaps	(1,144)	—
(Increase) decrease in accrued interest receivable and other assets	(37)	4,857
Decrease in accrued interest payable and other liabilities	(778)	(6,149)

Net Cash Provided by Operating Activities	7,218	9,867

Cash Flow From Investing Activities
Investment securities:
Purchases - available for sale	(138,581)	(133,810)
Principal repayments, maturities and calls - available for sale	59,966	30,021
Principal repayments, maturities and calls - held to maturity	—	80
Proceeds from sales - available for sale	58,150	76,404
Net increase in loans receivable	(26,411)	(51,498)
Proceeds from sale of loans	—	740
Net increase in restricted stock	—	(1,086)
Sales of other real estate owned	5,251	215
Proceeds from the sale of premises and equipment	258	—
Purchases of premises and equipment	(1,044)	(851)
Disposals of premises and equipment	213	10
Net cash used in acquisitions (contingent payments)	(250)	—
Net Cash Used In Investing Activities	(42,448)	(79,775)

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash Flow From Financing Activities
Net increase in deposits	116,944	70,909
Net decrease in federal funds purchased	(53,424)	(34,570)
Net increase in securities sold under agreements to repurchase	832	14,875
Proceeds from long-term debt	—	15,000
Repayments of long-term debt	(15,000)	—
Reissuance of treasury stock	424	—
Proceeds from the exercise of stock options and stock purchase plans	84	113
Cash dividends paid on preferred and common stock	(2,261)	(2,270)
Net Cash Provided By Financing Activities	47,599	64,057

Increase (decrease) in cash and cash equivalents	12,369	(5,851)
Cash and Cash Equivalents:
January 1	19,284	25,789
September 30	$31,653	$19,938

Cash Payments For:
Interest	$21,637	$23,073
Taxes	$—	$700

Supplemental Schedule of Non-cash Investing and Financing Activities
Transfer of loans receivable to real estate owned	$7,683	$$ 473

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.   CORRECTION OF AN ERROR

ON NOVEMBER 10, 2009 THE COMPANY FILED A CURRENT REPORT ON FORM 8-K DISCLOSING AN ACCOUNTING ERROR WHICH WILL RESULT IN THE COMPANY AMENDING THE FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE FORM 10-Q FOR THE QUARTERS ENDED MARCH 31, 2009 AND JUNE 30, 2009.  THE COMPANY INTENDS TO FILE THE AMENDMENTS AS SOON AS PRACTICABLE.  BASED ON THE COMPANY’S ANALYSIS TO DATE, SET FORTH IN THE TABLE BELOW IS A SUMMARY OF THE IMPACT ON SELECTED ITEMS INCLUDED IN THE COMPANY’S BALANCE SHEET AND CONSOLIDATED STATEMENTS OF OPERATIONS FOR AND AS OF THE PERIODS INDICATED FROM THE INFORMATION ORIGINALLY REPORTED IN THE COMPANY’S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE FORM 10-Q FOR THE QUARTERS ENDED MARCH 31, 2009 AND JUNE 30, 2009, RESPECTIVELY, WHICH WILL BE REFLECTED IN SUCH AMENDED FILINGS:

	12/31/2008		03/31/2009		06/30/2009		09/30/2009
	As Corrected	As Reported	As Corrected	As Reported	As Corrected	As Reported	As Corrected	As Reported*
	(Dollars in thousands)
Accumulated other comprehensive loss	$(7,834)	$(8,600)	$(7,889)	$(8,678)	$(8,745)	$(9,233)	$(4,981)	$(4,981)

Total equity	$123,629	$122,489	$124,821	$123,736	$121,655	$120,794	$125,056	$125,056

Net income (loss) for the quarter	$2,146	$1,772	$1,531	$1,609	$(1,508)	$(1,585)	$155	$528

Net income year-to-date	$565	$191	$1,531	$1,609	$23	$24	$178	$552

*  Reported in press release dated October 20, 2009

AMOUNTS AS OF AND FOR THE PERIOD ENDED SEPTEMBER 30, 2008 ARE NOT ADJUSTED.  NET CHANGES AS OF THAT DATE WERE NOT MATERIAL.  THE CUMULATATIVE CORRECTION OF THE ACCOUNTING ERROR FOR 2008 WILL BE REFLECTED IN THE AMENDMENT TO THE FORM 10-K, AS A FOURTH QUARTER ITEM, FOR THE YEAR ENDED DECEMBER 31, 2008 AND IS REFLECTED IN THE CHART ABOVE.

Note 2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended.  All significant inter-company accounts and transactions have been eliminated.  In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included.  Certain items in the 2008 consolidated financial statements have been reclassified to conform to the presentation in the 2009 consolidated financial statements.  Such reclassifications did not have a material impact on the presentation of the overall financial statements.

The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.  For purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, and interest bearing deposits in other banks.

Effective April 1, 2009, the Company adopted Financial Accounting Standards Board (FASB) ASC 855, Subsequent Events. FASB ASC 855 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FASB ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred after September 30, 2009 through November 16, 2009, the date these financial statements were issued.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3.   Recently Issued Accounting Standards

In January 2009, the FASB issued FASB ASC 325, “Amendments to the Impairment of Guidance of EITF Issue No. 99-20”.  FASB ASC 325 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred.  FASB ASC 325 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB ASC 320, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance.  The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB ASC 820, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FASB ASC 820).  FASB ASC 820, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FASB ASC 820 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased.  The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FASB ASC 820 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability.  When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with FASB ASC 820.

FASB ASC 820 clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly.  In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly.  FASB ASC 820 provides a list of circumstances that may indicate that a transaction is not orderly.  A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.  The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued FASB ASC 320-10, Recognition and Presentation of Other-Than-Temporary Impairments (FASB ASC 320).  FASB ASC 320-10 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired.  For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery.  These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment.  This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FASB ASC 320-10 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.  The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.  The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued FASB ASC 860, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, FASB ASC 860 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB ASC 810 to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in SFAS 140. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009.  We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

In June 2009, the FASB issued FASB ASC 810, Amendments to FASB Interpretation No. 46(R).  This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  FASB ASC 810 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  FASB ASC 810 is effective for fiscal years beginning after November 15, 2009.  We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

In June 2009, the FASB issued FASB ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.   FASB ASC 105 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  FASB ASC 105 is effective for interim and annual periods ending after September 15, 2009.  The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112).  SAB 112 revises or rescinds portions of the interpretative guidance included in the Staff Accounting Bulletin series in order to make the interpretative guidance consistent with recent pronouncements by FASB, specifically FASB ASC 805 and FAST ASC 810-10 )SFAS No. 114(R) and SFAS no. 160).  SAB 112 is effective for the Company as of June 30, 2009.  The adoption of this standard did not have an impact on our financial position or results of operations.

In August 2009, the FASB issued an update (ASC No. 2009-05, Measuring Liabilities at Fair Value) impacting FASB ASC 820-10, Fair Value Measurement and Disclosures.  The update provides clarification about measuring liabilities at fair value in circumstances where a quoted price in an active market for an identical liability is not available and the valuation techniques that should be used.  The update also clarifies that when an estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This update became effective for the Company for the reporting period ending September 30, 2009 and did not have a material impact on the Company’s financial position or results of operations.

Note 4.   Earnings Per Common Share

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

Earnings per common share for the respective periods indicated have been computed based upon the following:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(Dollar amounts in thousands)

Net (loss) income	$155	$(4,608)	$178	$(1,581)
Less: preferred stock dividends	(313)	—	(938)	—
Less: preferred stock discount accretion	(99)	—	(299)	—

Net (loss) income available to common shareholders	$(257)	$(4,608)	$(1,059)	$(1,581)

Average common shares outstanding	5,794,883	5,694,482	5,774,006	5,686,782
Effect of dilutive stock options	—	—	—	—

Average number of common shares used to calculate diluted earnings per common share	5,794,883	5,694,482	5,774,006	5,686,782

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Common stock equivalents, in the table above, exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented.  Inclusion of these common stock options and would be anti-dilutive to the diluted earnings per common share calculation.  For three and nine months ended September 30, 2009, anti-dilutive common stock options totaled 609,754 and 609,754, respectively.  For three and nine months ended September 30, 2008, anti-dilutive common stock options totaled 520,000 and 484,000, respectively.

Note 5.   Stock-Based Incentive Plans

The Company has an Employee Stock Incentive Plan (“ESIP”) that covers all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors.  The total number of shares of common stock that may be issued pursuant to the ESIP is 486,781.  The option price for options issued under the ESIP must be at least equal to 100% of the fair market value of the common stock on the date of grant and shall not be less than the stock’s par value.  Options granted under the ESIP have various vesting periods ranging from immediate up to 5 years, 20% exercisable not less than one year after the date of grant, but no later than ten years after the date of grant in accordance with the vesting.  Vested options expire on the earlier of ten years after the date of grant, three months from the participant’s termination of employment or one year from the date of the participant’s death or disability.  As of September 30, 2009, a total of 148,072 shares have been issued under the ESIP.  The ESIP expired on November 10, 2008.

The Company has an Independent Directors Stock Option Plan (“IDSOP”).  The total number of shares of common stock that may be issued pursuant to the IDSOP is 121,695.  The IDSOP covers all directors of the Company who are not employees and former directors who continue to be employed by the Company.  The option price for options issued under the IDSOP will be equal to the fair market value of the Company’s common stock on the date of grant.  Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Company or the cessation of the participant’s employment, or twelve months from the date of the participant’s death or disability.  As of September 30, 2009, a total of 21,166 shares have been issued under the IDSOP.  The IDSOP expired on November 10, 2008.

The Company has an Equity Incentive Plan (“EIP”).  The total number of shares which may be granted under the EIP is equal to 12.5% of the outstanding shares of the Company’s common stock on the date of approval of the EIP and is subject to automatic annual increases by an amount equal to 12.5% of any increase in the number of the Company’s outstanding shares of common stock during the preceding year or such lesser number as determined by the Company’s board of directors.  The total number of shares of common stock that may be issued pursuant to the EIP is 676,572.  The EIP covers all employees and non-employee directors of the Company and its subsidiaries.  Incentive stock options, nonqualified stock options and restricted stock grants are authorized for issuance under the EIP.  The exercise price for stock options granted under the EIP must equal the fair market value of the Company’s common stock on the date of grant.  Vesting of awards under the EIP is determined by the Human Resources Committee of the board of directors, but must be at least one year.  The Committee may also subject an award to one or more performance criteria.  Stock options and restricted stock awards generally expire upon termination of employment.  In certain instances after an optionee terminates employment or service, the Committee may extend the exercise period for a vested nonqualified stock option up to the remaining term of the option.  A vested incentive stock option must be exercised within three months following termination of employment if such termination is for reasons other than cause.  Performance goals generally cannot be accelerated or waived except in the event of a change in control or upon death, disability or retirement.  As of September 30, 2009, no shares have been issued under the EIP.  The EIP will expire on April 17, 2017.

The Company’s total stock-based compensation expense for the nine months ended September 30, 2009 and 2008 was approximately $139,000 and $257,000, respectively.  Total stock-based compensation expense, net of related tax effects, was approximately $91,000 and $170,000 for the nine months ended September, 2009 and 2008, respectively.  The Company’s total stock-based compensation expense for the three months ended September 30, 2009 and 2008 was approximately $61,000 and $57,000, respectively.  Total stock-based compensation expense, net of related tax effects, was approximately $41,000 and $38,000 for the three months ended September, 2009 and 2008, respectively.  There were no cash flows from financing activities included in cash inflows from excess tax benefits related to stock compensation for the three and nine months ended September 30, 2009 and 2008.  Total unrecognized compensation costs related to non-vested stock options at September 30, 2009 and 2008 were approximately $166,000 and $387,000, respectively.

Stock option transactions under the Plans for the nine months ended September 30, 2009 were as follows:

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Term
	Options	Price	Value	(in years)
Outstanding at the beginning of the year	708,889	$17.23
Granted	13,000	8.50
Exercised	—	—
Expired	(15,287)	19.39
Forfeited	(96,848)	13.57
Outstanding as of September 30, 2009	609,754	$17.58	$—	6.7
Exercisable as of September 30, 2009	392,932	$19.66	$—	5.6

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holder had all option holders exercised their options on September 30, 2009.  The aggregate intrinsic value of a stock option will change based on fluctuations in the market value of the Company’s stock.

The fair value of options granted for the nine month period ended September 30, 2009 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	As of and for the year ended
	September 30,	December 31,
	2009	2008

Dividend yield	7.76%	6.09%
Expected life	7 years	7 years
Expected volatility	25.71%	21.52%
Risk-free interest rate	1.96%	2.54%
Weighted average fair value of options granted	$0.68	$1.29

The expected volatility is based on historic volatility.  The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life is based on historical exercise experience.  The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Note 6.   Comprehensive Income

Accounting principles generally require that recognized revenue, expense, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities (including the non-credit portion of any other-than-temporary impairment charges relating to available for sale securities) are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The following table shows changes in each component of comprehensive income for the three and nine months ended September 30, 2009 and 2008:

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollar amounts in thousands)

Net income (loss)	$155	$(4,608)	$178	$(1,581)

Other comprehensive income (loss)
Change in unrealized holding gains (losses) on available for sale securities	3,942	(9,624)	2,668	(16,244)
Change in non-credit impairment losses on available for sale securities	(169)	—	(312)	—
Change in unrealized holding gains on cash flow hedges (See Note1)	—	155	—	155
Reclassification adjustment for credit related impairment on investment security realized in income	1,996	7,085	2,318	7,085
Reclassification adjustment for investment gains realized in income	(66)	(89)	(351)	(291)
Net unrealized gains (losses)	5,703	(2,473)	4,323	(9,295)
Income tax effect	(1,939)	841	(1,470)	3,160
Other comprehensive income (loss)	3,764	(1,632)	2,853	(6,135)

Total comprehensive income (loss)	$3,919	$(6,240)	$3,031	$(7,716)

Note 7.   Investment in Limited Partnership

In 2003, the Bank entered into a limited partner subscription agreement with Midland Corporate Tax Credit XVI Limited Partnership (“partnership”), where the Bank will receive special tax credits and other tax benefits.  The Bank subscribed to a 6.2% interest in the partnership, which is subject to an adjustment depending on the final size of the partnership at a purchase price of $5 million.  This investment is included in other assets and is not guaranteed.  It is accounted for in accordance with FASB ASC 970, “Real Estate - General,” using the equity method.  This agreement was accompanied by a payment of $1.7 million.  The associated non-interest bearing promissory note payable included in other liabilities was zero at September 30, 2009.  Installments were paid as requested.  The net carrying value of the Midland Corporate Tax Credit XVI Limited Partnership for the period ended September 30, 2009 and 2008 was $3.3 million and $3.6 million, respectively.  Included in other expenses for the three and nine months ended September 30, 2009 was the Bank’s portion of the partnership’s net operating loss of $83,000 and $243,000, respectively.  Included in other expenses for the three and nine months ended September 30, 2008 was the Bank’s portion of the partnership’s net operating loss of $77,000 and $223,000, respectively.  For 2009, the Bank expects to receive a federal tax credit of approximately $600,000.  For 2008, the Bank received a federal tax credit of $532,000.

Note 8.   Segment Information

Under the standards set for public business enterprises regarding a company’s reportable operating segments in FASB ASC 280, Segment Reporting, the Company has four reportable segments; traditional full service community banking, insurance operations, investment operations and mortgage banking operations.  The latter three segments are managed separately from the traditional banking and related financial services that the Company also offers.  The community bank is made up of 17 full service branches and performs commercial and consumer loan, deposit and other banking services.  The mortgage banking operation offers residential lending products and generates revenue primarily through gains recognized on loan sales.  Bank lending and mortgage operations are funded primarily through the retail and commercial deposits and other borrowing provided by the community banking segment.  The insurance operation utilizes insurance companies and acts as an agent or brokers to provide coverage for commercial, individual, surety bond, and group and personal benefit plans.  The investment operation provides services for individual financial planning, retirement and estate planning, investments, corporate and small business pension and retirement planning. All inter-segment transactions are recorded at cost and eliminated as part of the consolidation process.  Each of these segments perform specific business activities in order to generate revenues and expenses, which in turn, are evaluated by the Company’s senior management for the purpose of making resource allocation and performance evaluation decisions.

The following table shows the Company’s reportable business segments for the three and nine months ended September 30, 2009 and 2008:

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Banking and Financial Services	Mortgage Banking	Insurance Services	Investment Services	Total
	(Dollar amounts in thousands)
Three months ended September 30, 2009
Net interest income and other income from external sources	$7,634	$867	$3,240	$131	$11,872
(Loss) income before income taxes	(1,513)	543	658	(39)	(351)
Total Assets	1,179,930	77,677	17,592	1,196	1,276,395
Purchases of premises and equipment	267	—	14	—	281

Three months ended September 30, 2008
Net interest income and other income from external sources	$3,205	$523	$3,110	$205	$7,043
Income (loss) before income taxes	(4,898)	132	739	(24)	(4,051)
Total Assets	1,092,897	69,348	18,145	1,218	1,181,608
Purchases of premises and equipment	144	1	27	1	173

Nine Months Ended September 30, 2009
Net interest income and other income from external sources	$25,647	$2,727	$9,775	$648	$38,797
(Loss) income before income taxes	(4,831)	1,639	1,820	(25)	(1,397)
Total Assets	1,179,930	77,677	17,592	1,196	1,276,395
Purchases of premises and equipment	875	—	155	14	1,044

Nine Months Ended September 30, 2008
Net interest income and other income from external sources	$22,503	$2,274	$8,584	$712	$34,073
Income (loss) before income taxes	(3,117)	937	1,542	(43)	(681)
Total Assets	1,092,897	69,348	18,145	1,218	1,181,608
Purchases of premises and equipment	817	1	32	1	851

Note 9.   Fair Value Measurements and Fair Value of Financial Instruments

Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Investment securities classified as available for sale, junior subordinated debentures, and derivatives are recorded at fair value on a recurring basis.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amount the Company would realize in a sale transaction on the dates indicated.  The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period end.

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008:

FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

assets and liabilities; it is not a forced transaction.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

FASB ASC 820 requires that the use of valuation techniques by the Company are consistent with the market approach, the income approach and/or the cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.  The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs).  Valuation techniques are consistently applied and inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  In that regard, FASB ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to values determined using unobservable inputs.

The three levels defined by FASB ASC 820 hierarchy are as follows:

Level 1:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level 2:

Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date.  The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items whose fair valued is calculated using observable data from other financial instruments.

Level 3:

Assets and liabilities that have little to no pricing observability as of the reported date.  These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at September 30, 2009 and December 31, 2008.  As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	As of September 30, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
ASSETS:

Securities Available For Sale
U.S. Government agency securities	$—	$13,143	$—	$13,143
Agency Mortgage-backed debt securities	—	176,317	—	176,317
Non-Agency Mortgage-backed debt securities	—	26,096	—	26,096
Obligations of states and political subdivisions	—	27,558	—	27,558
Trust preferred securities - single issue	—	430	—	430
Trust preferred securities - pooled	—	527	—	527
Corporate and other debt securities	—	2,225	—	2,225
Equity securities	1,516	999	—	2,515
	$1,516	$247,295	$—	$248,811

LIABILITIES:

Junior subordinated debt	$—	$—	$19,520	$19,520
Interest rate swaps	—	—	181	181
	$—	$—	$19,701	$19,701

	As of December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
ASSETS:

Securities Available For Sale
U.S. Government agency securities	$—	$9,331	$—	$9,331
Agency Mortgage-backed debt securities	—	154,799	—	154,799
Non-Agency Mortgage-backed debt securities	—	30,378	—	30,378
Obligations of states and political subdivisions	—	25,033	—	25,033
Trust preferred securities - single issue	—	404	—	404
Trust preferred securities - pooled	—	726	—	726
Corporate and other debt securities	—	3,360	—	3,360
Equity securities	1,675	959	—	2,634
	$1,675	$224,990	$—	$226,665

LIABILITIES:

Junior subordinated debt	$—	$—	$18,260	$18,260
Interest rate swaps	—	—	1,325	1,325
	$—	$—	$19,585	$19,585

The following tables present the assets and liabilities that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at September 30, 2009 and December 31, 2008.  As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	As of September 30, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Loans held for sale	$—	$2,538	$—	$2,538
Impaired loans	—	—	13,761	13,761
OREO	—	—	2,686	2,686

	As of December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
Loans held for sale	$—	$2,283	$—	$2,283
Impaired loans	—	—	5,270	5,270
OREO	—	—	263	263

The changes in Level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Three months ended September 30, 2009
		Total realized and Unrealized Gains (Losses)
	Fair Value at June 30, 2009	Recorded in Revenue	Recorded in Other Comprehensive Income	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2009
	(In thousands)
Liabilities:
Junior subordinated debt	$18,856	$664	$—	$—	$19,520
Interest rate swaps	730	(549)	—	—	181
	$19,586	$115	$—	$—	$19,701

	Nine months ended September 30, 2009
		Total realized and Unrealized Gains (Losses)
	Fair Value at December 31, 2008	Recorded in Revenue	Recorded in Other Comprehensive Income	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2009
	(In thousands)
Liabilities:
Junior subordinated debt	$18,260	$1,260	$—	$—	$19,520
Interest rate swaps	1,325	(1,144)	—	—	181
	$19,585	$116	$—	$—	$19,701

Certain assets, including goodwill, loan servicing rights, core deposits, other intangible assets, certain impaired loans and other long-lived assets, such as other real estate owned, are to be written down to their fair value on a nonrecurring basis through recognition of an impairment charge to the consolidated statements of operations.  There were no other material impairment charges incurred for financial instruments carried at fair value on a nonrecurring basis during the three or nine months ended September 30, 2009 and 2008.

Fair Value of Financial Instruments

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

The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of observable pricing.  Pricing observability is impacted by a number of factors, including the type of liability, whether the asset and liability has an established market and the characteristics specific to the transaction.  Assets and Liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value.  Conversely, assets and liabilities rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment utilized in measuring fair value.

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

The following methods and assumptions were used to estimate the fair value of the company’s financial assets and financial liabilities:

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Cash and cash equivalents:

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Investment Securities Available for Sale:

Certain common equity securities are reported at fair value utilizing Level 1 inputs (exchange quoted prices).  All other securities classified as available for sale are reported at fair value utilizing Level 2 inputs.  For these securities, the Company obtains fair value measurements from an independent pricing service with which the Company has historically transacted both purchases and sales of investment securities.  Prices obtained from these sources include prices derived from market quotations and matrix pricing.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions.

Investment Securities Held to Maturity:

Securities classified as held to maturity are reported at fair value utilizing Level 2 inputs.  For these securities, the Company obtains fair value measurements from an independent pricing service with which the Company has historically transacted both purchases and sales of investment securities.  Prices obtained from these sources include prices derived from market quotations and matrix pricing.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions.

Restricted Stock:

The redeemable carrying amount of restricted stock with limited marketability approximates their fair value.

Mortgage Loans Held for Sale:

The fair value of mortgage loans held for sale is determined, when possible, using Level 2 quoted secondary-market prices.  If no such quoted price exists, the fair value of a loan is determined based on expected proceeds based on sales contracts and commitments.

Loans:

Fair values are estimated by discounting the projected future cash flows using market discount rates that reflect the credit and interest-rate risk inherent in the loan.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.

Impaired Loans:

The Company generally values impaired loans that are accounted for under FASB ASC 310, Accounting by Creditors for Impairment of a Loan (“FASB ASC 310”), based on the fair value of the loan’s collateral.  Loans are determined to be impaired when management has utilized current information and economic events and judged that it is probable that not all of the principal and interest due under the contractual terms of the loan agreement will be collected. Impaired loans are initially evaluated and revalued at the time the loan is identified as impaired.  Impaired loans are loans where the current appraisal of the underlying collateral is less than the principal balance of the loan and the loan is a non-accruing loan.  Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy or based on the present value of estimated future cash flows if repayment is not collateral dependent.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals by qualified licensed appraisers hired by the Company.  For the purposes of determining the fair value of impaired loans that are collateral dependent, the company defines a current appraisal and evaluation as those completed within 12 months and performed by an independent third party.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

As of September 30, 2009, 99.7% of all impaired loans had current third party appraisals or evaluations of their collateral to measure impairment.  For these impaired loans, the bank takes immediate action to determine the current value of collateral securing its troubled loans.  The remaining 0.3% of impaired loans were in process of being evaluated at September 30, 2009. During the ongoing supervision of a troubled loan, the Company performs a cash flow evaluation, obtains an appraisal update or obtains a new appraisal.  The Company reviews all impaired loans on a quarterly basis to ensure that the market values are reasonable and that no further deterioration has occurred.  If the evaluation indicates that the market value has deteriorated below the carrying value of the

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

loan, either the entire loan or the partial difference between the market value and principal balance is charged-off unless there are material mitigating factors to the contrary.  If a loan is not charged down reserves are allocated to reflect the estimated collateral shortfall.  Loans that have been partially charged-off are classified as non-performing loans for which none of the current loan terms have been modified. During the 2009, there were $788,000 in partial loan charge-offs.  In order for an impaired loan not to have a specific valuation allowance it must be determined by the Company through a current evaluation that there is sufficient underlying collateral after appropriate discounts have been applied, that is in excess of the carrying value.

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

Federal funds sold and securities sold under agreements to repurchase:

The fair value of federal funds sold and securities sold under agreements to repurchase is based on the discounted value of contractual cash flows using estimated rates currently offered for alternative funding sources of similar remaining maturities.

Long-term debt:

The fair value of long-term debt is calculated based on the discounted value of contractual cash flows, using rates currently available for borrowings with similar features and maturities.

Junior Subordinated Debt:

The Company has elected to record the fair value of its junior subordinated utilizing Level 3 inputs, with unrealized gains and losses reflected in other income in the consolidated statements of operations.  The fair value is estimated utilizing the income approach whereby the expected cash flows over the remaining estimated life of the debentures are discounted using the Company’s credit spread over the current fully indexed yield based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.  The Company’s credit spread was calculated based on similar trust preferred securities issued within the last twelve months.

Interest Rate Swap Agreements:

The Company has elected to record the fair value of its interest rate swaps utilizing Level 3 inputs, with unrealized gains and losses reflected in other income in the consolidated statements of operations.  The fair value measurement of the interest rate swaps is determined by netting the discounted future fixed or variable cash payments and the discounted expected fixed or variable cash receipts based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.

Accrued interest receivable and payable:

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	As of September 30, 2009		As of December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$31,653	$31,653	$19,284	$19,284
Securities available for sale	248,811	248,811	226,665	226,665
Securities held to maturity	3,041	1,863	3,060	1,926
Restricted Stock	5,715	5,715	5,715	5,715
Mortgage loans held for sale	2,538	2,538	2,283	2,283
Loans, net	890,384	897,890	878,181	897,930
Cash surrender value of life insurance policies	18,832	18,832	18,552	18,552
Accrued interest receivable	4,966	4,966	4,734	4,734

Financial Liabilities:
Deposits	967,544	951,741	850,600	858,744
Federal funds sold and securities sold under agreements to repurchase	120,918	120,352	173,510	174,996
Junior subordinated debt	19,520	19,520	18,260	18,260
Long-term debt	35,000	35,565	50,000	50,975
Interest rate swap	181	181	1,325	1,325
Accrued interest payable	2,659	2,659	3,413	3,413

Note 10.                 Investment Securities

Management evaluates investment securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Factors that may be indicative of impairment include, but are not limited to, the following:

•                  Fair value below cost and the length of time

•                  Adverse condition specific to a particular investment

•                  Rating agency activities (e.g., downgrade)

•                  Financial condition of an issuer

•                  Dividend activities

•                  Suspension of trading

•                  Management intent

•                  Changes in tax laws or other policies

•                  Subsequent market value changes

•                  Economic or industry forecasts

Other-than-temporary impairment means management believes the security’s impairment is due to factors that could include its inability to pay interest or dividends, its potential for default, and/or other factors.  When a held to maturity or available for sale debt security is assessed for other-than-temporary impairment, management has to first consider (a) whether the Company intends to sell the security, and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis.  If one of these circumstances applies to a security, an other-than-temporary impairment loss is recognized in the statement of operations equal to the full amount of the decline in fair value below amortized cost.  If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an other-than-temporary impairment loss has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors.  In assessing the level of other-than-temporary impairment attributable to credit loss, management compares the present value of cash flows expected to be collected with the amortized cost basis of the security.  The portion of the total other-than-temporary impairment related to credit loss is recognized in earnings (as the difference between the fair value and the present value of the estimated cash flows), while the amount related to other factors is recognized in other comprehensive income.  The total other-than-temporary impairment loss is presented in the statement of operations, less the portion recognized in other comprehensive income.  When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

As of September 30, 2009, the Company had approximately $3.0 million and $248.8 million in held to maturity and available for sale investment securities, respectively.  The Company may record impairment charges on its investment securities if they suffer a decline in value that is considered other-than-temporary.  Numerous factors, including those set forth above as well as adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on the Company’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods.  The Company’s investment portfolios include private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (“bank issuers”) (including nine pooled securities), perpetual preferred securities issued by banks, equity securities, and bank issued corporate bonds.  These investments may pose a higher risk of future impairment charges by the Company as a result of the current downturn in the U.S. economy and its potential negative effect on the future performance of these bank issuers and/or the underlying mortgage loan collateral.  Based on recent stress tests and potential recommendations by the U.S. Government and the banking regulators, some bank trust preferred issuers may elect to defer future payments of interest on such securities.  Such elections by issuers of securities within the Company’s investment portfolio could adversely affect securities’ valuations and result in future impairment charges.  Approximately $31.4 million of the residential mortgage-backed securities classified as available for sale securities were non-agency mortgage-backed securities at September 30, 2009, while the remainder of the residential mortgage-backed securities portfolio ($172.7 million) was issued by U.S. government sponsored agencies.  The non-agency mortgage-backed securities classified as available for sale securities had net unrealized losses of $5.6 million at September 30, 2009.

The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale and investment securities held to maturity at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009				December 31, 2008
Securities Available For Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

U.S. Government agency securities	$12,986	$250	$(93)	$13,143	$9,438	$110	$(217)	$9,331
Agency Mortgage-backed debt securities	172,669	4,634	(986)	176,317	151,782	3,176	(159)	154,799
Non-Agency Mortgage-backed debt securities	31,404	277	(5,585)	26,096	34,163	39	(3,824)	30,378
Obligations of states and political subdivisions	26,672	893	(7)	27,558	26,582	42	(1,591)	25,033
Trust preferred securities - single issuer	500	—	(70)	430	500	—	(96)	404
Trust preferred securities - pooled	6,079	15	(5,567)	527	8,408	—	(7,682)	726
Corporate and other debt securities	2,464	—	(239)	2,225	4,264	—	(904)	3,360
Equity securities	3,583	41	(1,109)	2,515	3,398	34	(798)	2,634
Total investment securities available for sale	$256,357	$6,110	$(13,656)	$248,811	$238,535	$3,401	$(15,271)	$226,665

	September 30, 2009				December 31, 2008
Securities Held To Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Trust preferred securities - single issuer	$2,014	$3	$(212)	$1,805	$2,019	$2	$(153)	$1,868
Trust preferred securities - pooled	1,027	—	(969)	58	1,041	—	(983)	58
Total investment securities held to maturity	$3,041	$3	$(1,181)	$1,863	$3,060	$2	$(1,136)	$1,926

The age of unrealized losses and fair value of related investment securities available for sale and investment securities held to maturity at September 30, 2009 and December 31, 2008 were as follows:

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	September 30, 2009
	Less than Twelve Months		More than Twelve Months		Total
Securities Available for Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

U.S. Government agency securities	$2,407	$(93)	$—	$—	$2,407	$(93)
Agency Mortgage-backed debt securities	26,325	(986)	—	—	26,325	(986)
Non-Agency Mortgage-backed debt securities	7,864	(660)	9,320	(4,925)	17,184	(5,585)
Obligations of states and political subdivisions	712	(7)	—	—	712	(7)
Trust preferred securities - single issuer	—	—	430	(70)	430	(70)
Trust preferred securities - pooled	—	—	512	(5,567)	512	(5,567)
Corporate and other debt securities	144	(35)	796	(204)	940	(239)
Equity securities	143	(151)	1,726	(958)	1,869	(1,109)
Total investment securities available for sale	$37,595	$(1,932)	$12,784	$(11,724)	$50,379	$(13,656)

	September 30, 2009
	Less than Twelve Months		More than Twelve Months		Total
Securities Held To Maturity	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Trust preferred securities - single issuer	$—	$—	$764	$(212)	$764	$(212)
Trust preferred securities - pooled	—	—	58	(969)	58	(969)
Total investment securities held to maturity	$—	$—	$822	$(1,181)	$822	$(1,181)

	December 31, 2008
	Less than Twelve Months		More than Twelve Months		Total
Securities Available for Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

U.S. Government agency securities	$5,707	$(217)	$—	$—	$5,707	$(217)
Agency Mortgage-backed debt securities	9,470	(94)	1,389	(65)	10,859	(159)
Non-Agency Mortgage-backed debt securities	18,614	(2,460)	3,134	(1,364)	21,748	(3,824)
Obligations of states and political subdivisions	22,740	(1,591)	—	—	22,740	(1,591)
Trust preferred securities - single issuer	—	—	404	(96)	404	(96)
Trust preferred securities - pooled	—	—	726	(7,682)	726	(7,682)
Corporate and other debt securities	1,065	(157)	2,295	(747)	3,360	(904)
Equity securities	162	(53)	1,778	(745)	1,940	(798)
Total investment securities available for sale	$57,758	$(4,572)	$9,726	$(10,699)	$67,484	$(15,271)

	December 31, 2008
	Less than Twelve Months		More than Twelve Months		Total
Securities Held To Maturity	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Trust preferred securities - single issuer	$823	$(153)	$—	$—	$823	$(153)
Trust preferred securities - pooled	58	(983)	—	—	58	(983)
Total investment securities held to maturity	$881	$(1,136)	$—	$—	$881	$(1,136)

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

At September 30, 2009, there were 20 securities with unrealized losses in the less than twelve month category and 44 securities with unrealized losses in the twelve month or more categories.

A.            Obligations of U. S. Government Agencies and Corporations.  The unrealized losses on the Company’s investments in obligations of U.S. Government agencies were caused by changing credit spreads in the market as a result of the ongoing credit crisis.  At September 30, 2009, the fair value of the U. S. Government agencies and corporations bonds represented 5.3% of the total fair value of the available for sale securities held in the investment securities portfolio.  The contractual cash flows are guaranteed by an agency of the U.S. Government.  Because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.  Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

B.            Mortgage-Backed Debt Securities.  The unrealized losses on the Company’s investments in federal agency mortgage-backed securities and corporate (non-agency) collateralized mortgage obligations were primarily caused by changing credit and pricing spreads in the market as a result of the ongoing credit crisis.  At September 30, 2009, federal agency mortgage-backed securities and collateralized mortgage obligations represented 70.9% of the total fair value of available for sale securities held in the investment securities portfolio and corporate (non-agency) collateralized mortgage obligations represented 10.5% of the total fair value of available for sale securities held in the investment securities portfolio.  The Company purchased those securities at a price relative to the market at the time of the purchase.  The contractual cash flows of those federal agency mortgage-backed securities are guaranteed by the U.S. Government.  Because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

As of September 30, 2009, the Company owned 13 corporate (non-agency) collateralized mortgage obligations (“CMO”) whose aggregate historical cost basis is greater than estimated fair value.  The Company uses a two step modeling approach to analyze each issue to determine whether or not the current unrealized losses are due to credit impairment and therefore other-than-temporarily impaired.  Step one in the modeling process applies default and severity vectors to each security based on current credit data detailing delinquency, bankruptcy, foreclosure and real estate owned (REO) performance.  The results of the vector analysis are compared to the security’s current credit support coverage to determine if the security has adequate collateral support.  If the security’s current credit support coverage falls below certain predetermined levels, step two is utilized.  In step two, the Company uses a third party to assist in calculating the present value of current estimated cash flows to ensure there are no adverse changes in cash flows during the quarter leading to an other-than-temporary-impairment.  Management’s assumptions used in step two include default and severity vectors and prepayment assumptions along with various other criteria including: percent decline in fair value; credit rating downgrades; probability of repayment of amounts due and changes in average life.  At September 30, 2009, no CMO qualified for the step two modeling approach.  Because of the results of the modeling process and because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.  Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

Because the decline in the market value of agency mortgage-backed debt securities is primarily attributable to changes in market pricing since the time of purchase and not credit quality, and because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009.  Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

C.            State and Municipal Obligations.  The unrealized losses on the Company’s investments in state and municipal obligations were primarily caused by changing credit spreads in the market as a result of the ongoing credit crisis and the deterioration of the creditworthiness of certain mono-line bond insurers.  At September 30, 2009, state and municipal obligation bonds represented 11.1% of the total fair value of available for sale securities held in the investment securities portfolio.  The Company purchased those obligations at a price relative to the market at the time of the purchase, and the tax advantaged benefit of the interest earned on these investments reduces the Company’s federal tax liability.  Because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009.  Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

D.            Other Debt Securities and Trust Preferred Securities.  Included in other debt securities available for sale at September 30, 2009, was 1 asset-backed security and 3 corporate debt issues representing 0.9% of the total fair value of available for sale securities.  Included in trust preferred securities were single issue, trust preferred securities (“TRUPS” or “CDO”) representing 0.2% and 96.9%

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

of the total fair value of available for sale securities and the total held to maturity securities, respectively, and pooled TRUPS representing 0.2% and 3.1% of the total fair value of available for sale securities and the total held to maturity securities, respectively.

The unrealized losses on other debt securities relate primarily to changing pricing due to the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities.  Due to market conditions, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time.  Because the Company has analyzed the credit risk and cash flow characteristics of these securities and has the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

As of September 30, 2009, the Company owned 3 single issuer TRUPS and 8 pooled TRUPS of other financial institutions whose aggregate historical cost basis is greater than their estimated fair value.  Investments in trust preferred securities included (a) amortized cost of $2.5 million of single issuer TRUPS of other financial institutions with a fair value of $2.2 million and (b) amortized cost of $7.1 million of pooled TRUPS of other financial institutions with a fair value of $0.6 million.  The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies.  The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary with the exception of four pooled TRUPS which were other than temporarily impaired at September 30, 2009 and resulted in a net credit impairment charge to earnings for the three and nine months ended September 30, 2009 of $2.0 million and $2.3 million, respectively, as the Company’s estimate of projected cash flows it expected to receive was less than the security’s carrying value.  The Company performs an ongoing analysis of these securities utilizing both readily available market data and third party analytical models.  Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities.  If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or AOCI to reduce the securities to their then current fair value.

For pooled TRUPS, the Company uses a third party model (“model”) to assist in calculating the present value of current estimated cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter.  The model’s valuation methodology is based on the premise that the fair value of a CDO’s collateral should approximate the fair value of its liabilities.  Conceptually, this premise is supported by the notion that cash generated by the collateral flows through the CDO structure to bond and equity holders, and that the CDO structure neither enhances nor diminishes its value.  This approach was designed to value structured assets like TRUPS that currently do not have an active trading market, but are secured by collateral that can be benchmarked to comparable, publicly traded securities.  The following describes the model’s assumptions, cash flow projections, and the valuation approach developed using the market value equivalence approach:

Defaults and Expected Deferrals

The model takes into account individual defaults that have already occurred by any participating entity within the pool of entities that make up the securities underlying collateral.  The analyses show the individual names of each entity which are currently in default or have deferred their dividend payment.  In light of the severity of current economic and credit market conditions, the model makes the conservative assumption that all deferring issuers will default.  The model assesses incremental, near-term default risk by performing a ratio analysis designed to generate an estimate of the CAMELS rating that regulators use to assess the financial health of banks and thrifts which is updated quarterly.  These shadow ratios reflect the key metrics that define the acronym CAMELS, specifically capital adequacy, asset quality, earnings, liquidity, and sensitivity to interest rates.  The model calculates these ratios for each individual issuer in the TRUPS pool using publicly available data for the most recent quarter, and weighs the results.  Capital adequacy and liquidity measures are emphasized relative to benchmark weights to account for the current stress on the banking system.  The model assigned a numerical score to each issuer based on their CAMELS ratios, with scores ranging from 1 for the strongest institutions, to 4 and 5 for banks believed to be experiencing above average stress in the current credit cycle.  Similar to the default assumption regarding deferring issuers, the model assumes that all shadow CAMEL ratings of 4 and 5 will also default.  The model’s assumptions incorporate the belief that the severity of the stress on the banking system has introduced the potential for a sudden and dramatic decline in the operating performance of banks.  Although difficult to identify, the model uses an estimated pool-wide default probability of .36% annually for the duration of each deal.  This default rate is consistent with Moody’s idealized default probability for applicable corporate credits, and represents the base case default scenario used to model each deal.

Prepayments

Generally, TRUPS are callable within five to ten years of issuance.  Due to current market conditions and the limited, eight year history of TRUPS, prepayments are difficult to predict.  The model assumes that prepayments will be limited to those issuers that are acquired by large banks with low financing costs.  In deference to the conventional view that the banking industry will undergo significant consolidation over the next several years, the model conservatively estimates that 10% of TRUP’s pools will be acquired and recapitalized over the next 3 to 4 years.  Thereafter, the model assumes no further prepayments.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Auction Calls

Auction calls are a structural feature designed to create a 10-year expected life for secured by 30-year TRUPS collateral.  Auction call provisions mandate that at the end of the tenth year of a deal, the Trustee submit the collateral to auction at a minimum price sufficient to retire the deal’s liabilities at par.  If the initial auction is unsuccessful, turbo payments take effect that divert cash flows from equity holders to pay down senior bond principal, and auctions are repeated quarterly until successful.  During the period that the TRUPS market was active, it was generally assumed that auction calls would succeed because they offered a source of collateral that dealers could recycle into new TRUPS.  However, given the uncertain future of the TRUPS market, negative collateral credit migration, and the decline in market value of TRUPS, the model assumes that a successful auction call is highly unlikely.  Therefore, model expects that the TRUPS will extend through their full 30-year maturity.

Cash Flow Projections

The model projects deal cash flows using a proprietary model that incorporates the priority of payments defined in each TRUPS offering memorandum, and specific structural features such as over collateralization and interest coverage tests.  The model estimates gross collateral cash flows based on the default, recovery, prepayment, and auction call assumptions described above, a forward LIBOR curve, and the specific terms of each issue, including collateral coupon spreads, payment dates, first call dates, and maturity dates.  To derive a measure of each security’s net revenue, the model adjusts projected gross cash flows by an estimate of net hedge payments based on the terms of the deal’s swap agreements, and subtracted the administrative expenses disclosed in each TRUPS offering memorandum.  To project cash flows to bond and equity holders, the model analyzes net revenue projections through a vector of each TRUPS priority of payments.  The model captures coupon payments to each tranche, the priority of principal distributions, and diversions of cash flows from each security’s lower tranches to the senior tranche in the event of over-collateralization or interest coverage test failures.

Valuation

The fair value of an asset is determined by the market’s required rate of return for its cash flows.  Identifying the market’s required rate of return for the Notes is challenging, given that, over the last year, trading in TRUPS has virtually ceased, and the few secondary market transactions that have occurred have been limited to distressed sales that do not accurately represent a measure of fair value.  This task of obtaining a reasonable fair value is further complicated by the fact that TRUPS do not have a benchmark index, such as the ABX, and are not readily comparable to other CDO asset classes.  The model’s solution to this problem was to rely on market value equivalence to derive the fair value of the Notes based on the model’s assessment of the fair value of the underlying collateral.  At this stage of the analysis, it is important to note that the model accounts for the negative credit migration of TRUPS pools by incorporating projected defaults and recoveries into the model’s cash flow projections.  Therefore, so as not to double-count incremental default risk when discounting these cash flows to fair value, the model produces a market discount rate for the each pool that reflects the pools credit rating at origination.

Under market value equivalence, the decline in market value of the TRUPS liabilities should correspond to the decline in the market value of the collateral.  Since there is no observable spread curve for TRUPS on which to base the allocation of this loss, the model allocates the loss pro rata across tranches.  This assumption approximates a parallel shift in the credit curve, which is broadly consistent with the general movement of spreads during the credit crisis.  The model then calculates internal rates of return for each tranche based on their loss-adjusted values and scheduled interest and principal income.  These rates serve as the basis for the model’s estimate of the market’s required rate of return for each tranche, as originally rated.

At this stage of the valuation, the model addressed the decline in the credit quality of the collateral.  TRUPS are designed so that credit losses are absorbed sequentially within the capital structure, beginning with the equity tranche and ending with the senior notes.  The par amount of the capital structure that is junior to a particular bond is called subordination, which is a measure of the collateral losses that can be sustained prior to that bond suffering a loss.  As defaults occur, the bond’s subordination is reduced or eliminated, increasing its default risk and reducing its market value.  To account for this increased risk, the model reduces the subordination of each tranche by incremental defaults that projected to occur over the next two years, and then re-calibrates the market discount rate for each tranche based on the remaining subordination.

The final step in our valuation was to discount the cash flows that the model projects for each tranche by their respective market required rates of return.  To confirm that the model’s valuation results were reliable, the model noted that under market equivalence constraints, the fair values of the TRUPS assets and liabilities should vary proportionately.

The following table provides additional information related to our single issuer trust preferred securities:

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	September 30, 2009
	Amortized Cost	Fair Value	Gross Unrealized Gain/Losses	Number of Securities
	(in thousands)
Investment grades:
BBB Rated	$977	$764	$(213)	$1
Not rated	1,037	1,040	3	1
Not rated	500	430	(70)	1

There were no interest deferrals or defaults in any of the single issuer trust preferred securities in our investment portfolio as of September 30, 2009.

The following table provides additional information related to our pooled trust preferred securities:

Deal	Class	Book Value	Fair Value	Unrealzied Gain/Loss	Lowest Credit Rating	# of Performing Issuers	Actual Deferral	Expected Deferral	Current Outstanding Collateral Balance	Current Tranche Subordination	Actual Defaults/ Deferrals as a % of Outstanding Collateral	Expected Deferrals/ Defaults as a % of Remaining Collateral	Excess Subordination as a % of Current Performing Collateral
(Dollar amounts in thousands)
Holding #1	Class D-1	$—	$15	$15	Ca (Moody’s)	51	$191,451	$2,745	$643,379	$65,300	29.8%	0.6%	0.0%
Holding #2	Class B-1	1,300	169	(1,131)	B+ (S&P)	16	$17,500	$—	$193,500	$108,700	9.0%	0.0%	20.3%
Holding #3	Class C	1,003	90	(913)	CCC (Fitch)	31	13,000	—	312,700	31,550	4.2%	0.0%	18.8%
Holding #4	Senior Subordinate	583	61	(522)	Baa2 (Moody’s)	50	28,000	—	126,000	81,000	4.0%	0.0%	10.4%
Holding #5	Class B-2	834	45	(789)	CC (Fitch)	25	81,750	10,500	247,750	33,000	27.3%	5.8%	0.0%
Holding #6	Mezzanine	1,027	58	(969)	CC (Fitch)	29	54,000	4,000	277,500	20,289	19.5%	1.8%	0.9%
Holding #7	Class B-3	494	30	(464)	Ca (Moody’s)	55	107,250	21,500	601,775	53,600	17.8%	4.3%	0.5%
Holding #8	Class B	740	72	(668)	CC (Fitch)	25	92,000	15,250	345,900	62,650	26.6%	6.0%	0.0%
Holding #9	Class B-2	1,125	45	(1,080)	Ca (Moody’s)	26	79,750	32,500	303,000	38,500	26.3%	14.6%	0.0%
		$7,106	$585	$(6,521)

In addition to the above factors, our evaluation of impairment also includes a stress test analysis which provides an estimate of excess subordination for each tranche.  We stress the cash flows of each pool by increasing current default assumptions to the level of defaults which results in an adverse change in estimated cash flows.  This stressed breakpoint is then used to calculate excess subordination levels for each pooled trust preferred security.

Future evaluations of the above mentioned factors could result in the Company recognizing additional impairment charges on its TRUPS portfolio.

E.             Equity Securities.  Included in equity securities available for sale at September 30, 2009, were equity investments in 31 financial services companies.  The Company owns 1 qualifying Community Reinvestment Act (“CRA”) equity investment with an amortized cost and fair value of approximately $1.0 million, respectively.  The remaining 30 equity securities have an average amortized cost of approximately $86,000 and an average fair value of approximately $51,000.  Testing for other-than-temporary-impairment for equity securities is governed by FASB ASC 320-10 issued in April 2009.  While $1.7 million in fair value of the equity securities has been below amortized cost for a period of more than twelve months, the Company believes the decline in market value of the equity investment in financial services companies is primarily attributable to changes in market pricing and not fundamental changes in the earning potential of the individual companies.  The Company has the intent and ability to retain its investment in these securities for a period of time sufficient to allow for any anticipated recovery in market value.  The Company does not consider its equity securities to be other-than-temporarily-impaired as September 30, 2009.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

As of September 30, 2009, the fair value of all securities available for sale that were pledged to secure public deposits, repurchase agreements, and for other purposes required by law, was $220.7 million.

The contractual maturities of investment securities available for sale at September 30, 2009, are set forth in the following table.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties.  Therefore, mortgage-backed securities are not included in the maturity categories in the following summary.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$1,285	$1,285	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	1,421	1,224	—	—
Due after ten years	45,995	41,374	3,041	1,863
Mortgage-backed securities	204,073	202,413	—	—
Equity securities	3,583	2,515	—	—
	$256,357	$248,811	$3,041	$1,863

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to the scheduled maturity without penalty.

The following gross gains (losses) were realized on sales of investment securities available for sale included in earnings for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)

Gross gains	$66	$212	$430	$464
Gross losses	—	(123)	(79)	(173)
Net realized gains on sales of securities	$66	$89	$351	$291

The specific identification method was used to determine the cost basis for all investment security available for sale transactions.

There are no securities classified as trading, therefore, there were no gains or losses included in earnings that were a result of transfers of securities from the available-for-sale category into a trading category.

There were no sales or transfers from securities classified as held-to-maturity.

See Note 6 for unrealized holding losses on available-for-sale securities for the periods reported.

Other-than-temporary impairment recognized in earnings in the three and nine month periods ended September 30, 2009, for credit impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments).  The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit impaired debt securities.  Additionally, the credit loss component is reduced if (i) the Company receives the cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security, (ii) the security matures or (iii) the security is fully written down.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Changes in the credit loss component of credit impaired debt securities were:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(in thousands)

Balance, beginning of period	$322	$—
Additions:
Initial credit impairments	1,290	1,612
Subsequent credit impairments	706	706
Total credit impairments	1,996	2,318
Balance, end of period	$2,318	$2,318

Note 11.                 Loans

The components of loans were as follows:

	September 30, 2009	December 31, 2008
	(Dollar amounts in thousands)
Residential real estate - 1 to 4 family	$167,777	$185,866
Residential real estate - multi family	38,441	34,869
Commercial	165,924	174,219
Commercial, secured by real estate	341,638	326,442
Construction	95,929	89,556
Consumer	6,736	3,995
Home equity lines of credit	86,848	72,137
Loans	903,293	887,084

Net deferred loan fees	(914)	(779)
Allowance for loan losses	(11,995)	(8,124)
Loans, net of allowance for loan losses	$890,384	$878,181

Changes in the allowance for loan losses were as follows:

	As of and for the period ended
	September 30, 2009	December 31, 2008
Balance, beginning	$8,124	$7,264
Provision for loan losses	6,525	4,835
Loans charged off	(2,857)	(4,073)
Recoveries	203	98
Balance, ending	$11,995	$8,124

The gross recorded investment in impaired loans not requiring an allowance for loan losses was $6.6 million at September 30, 2009 and $3.2 million at December 31, 2008.  The gross recorded investment in impaired loans requiring an allowance for loan losses was $18.6 million and $7.5 million at September 30, 2009 and December 31, 2008, respectively.  At September 30, 2009 and December 31, 2008, the related allowance for loan losses associated with those loans was $4.8 million and $2.3 million, respectively.  For the periods ended September 30, 2009 and December 31, 2008, the average recorded investment in impaired loans was $15.8 million and $8.8 million, respectively. Interest income of $1,000 was recognized on impaired loans for the year ended September 30, 2009 and interest income of $33,000 was recognized on impaired loans for the year ended December 31, 2008.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12.     Guarantees

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  As of September 30, 2009 and December 31, 2008, respectively, the Company had outstanding $12.5 million and $14.5 million of financial and performance standby letters of credit.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next 24 months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2009 and December 31, 2008 for guarantees under standby letters of credit is not material.

Note 13.     Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as allocated to our reporting units for the periods indicated were:

	Banking and Financial Services	Insurance	Brokerage and Investment Services	Total
	(In thousands)

Balance as of December 31, 2007	$27,768	$10,400	$1,021	$39,189
Goodwill acquired during the year 2008	—	223	—	223
Contingent payments during the year 2008	—	320	—	320
Balance as of December 31, 2008	27,768	10,943	1,021	39,732
Contingent payments during the year 2009	—	250	—	250
Balance as of September 31, 2009	$27,768	$11,193	$1,021	$39,982

On September 1, 2008, the Company paid cash of $1.8 million for Fisher Benefits Consulting, an insurance agency specializing in Group Employee Benefits, located in Pottstown, Pennsylvania.  Fisher Benefits Consulting has become a part of VIST Insurance.  As a result of the acquisition, VIST Insurance continues to expand its retail and commercial insurance presence in southeastern Pennsylvania counties.  The results of Fisher Benefits Consulting operations have been included in the Company’s consolidated financial statements since September 2, 2008.

Included in the $1.8 million purchase price for Fisher Benefits Consulting was goodwill of $0.2 million and identifiable intangible assets of $1.6 million.  Contingent payments totaling $750,000, or $250,000 for each of the first three years following the acquisition, will be paid if certain predetermined revenue target ranges are met.  These payments are expected to be added to goodwill when paid.  The contingent payments could be higher or lower depending upon whether actual revenue earned in each of the three years following the acquisition is less than or exceeds the predetermined revenue goals.  A contingent payment of $250,000 was made in September 2009 as predetermined revenue targets were met.

In accordance with the provisions of FASB ASC 350, the Company amortizes other intangible assets over the estimated remaining life of each respective asset.  Amortizable intangible assets were composed of the following:

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	September 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortizable intangible assets:
Purchase of client accounts (20 year weighted average useful life)	$4,805	$1,172	$4,805	$992
Employment contracts (7 year weighted average useful life)	1,135	1,097	1,135	968
Assets under management (20 year weighted average useful life)	184	65	184	58
Trade name (20 year weighted average useful life)	196	196	196	196
Core deposit intangible (7 year weighted average useful life)	1,852	1,323	1,852	1,125
Total	$8,172	$3,853	$8,172	$3,339

Aggregate Amortization Expense:
For the nine months ended September 30, 2009	$514
For the year ended December 31, 2008	$629

The Company performs an annual goodwill impairment test in the fourth quarter each year.  The Company utilizes the following framework to evaluate whether an interim goodwill impairment test is required, given the occurrence of events or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Examples of such events or circumstances include:

•                              a significant adverse change in legal factors or in the business climate;

•                              an adverse action or assessment by a regulator;

•                              unanticipated competition;

•                              a loss of key personnel;

•                              a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of;

•                              the testing for recoverability under FASB ASC 860 of a significant asset group within a reporting unit; and

•                              recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

The Company acknowledges that a decline in market capitalization may represent an event or change in circumstances that would more likely than not reduce the fair value of reporting unit below its carrying value.  However, management does not place primary emphasis on the Company’s market capitalization for a number of reasons, not the least of which is lack of liquidity of its common shares due to a lack of consistent trading volume.  This view also considers that substantial value may result from the ability to leverage certain synergies or control.  Therefore, management’s valuation methodology for assessing annual (and evaluating subsequent indicators of) impairment is performed at a detailed level as it incorporates a more granular view of each reporting unit and the significant valuation inputs.

Management estimates fair value utilizing multiple methodologies which include discounted cash flows, comparable companies and comparable transactions.  Each valuation technique requires management to make judgments about inputs and assumptions which form the basis for financial projections of future operating performance and the corresponding estimated cash flows.  The analyses performed require the use of objective and subjective inputs which include market-price of non-distressed financial institutions, similar transaction multiples, and required rates of return.  Management works closely in this process with third-party valuation professionals, who assist in obtaining comparable market data and performing certain of the calculations, based on information provided by management and assumptions developed with management.

Given that the level at which management performs its impairment testing for each reporting unit is more granular than simply market capitalization, management evaluates the underlying data and assumptions that comprise the most recent goodwill impairment test for evidence of deterioration at a level which may indicate the fair value of the reporting segment has meaningfully declined.  While the Company’s stock price continues to be influenced by the financial services sector as well as our relative small size, management does not believe that there has been a substantial change in the business climate relative to our valuation analysis.  To the contrary, the Company believes the economy shows signs of stabilization.

Given the timing of the completion of management’s annual impairment test (January 2009 as of October 31, 2008) and the evaluation of the relevant inputs that form the basis for management’s estimate for the fair value of each reporting unit, management concluded that there has not been significant deterioration in the underlying inputs and assumptions which would lead it to conclude an interim goodwill impairment test was required.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

As of the time of the annual goodwill impairment test, the “Fair Value” of all units was in excess of the carrying amounts. Therefore, a second step test was not required.  The Company’s stock, like the stock of many other financial services companies, is trading below both book value as well as tangible book value.  The Company believes that the current market value does not represent the fair value of the Company when taken as a whole and in consideration of other relevant factors.

Note 14.     Junior Subordinated Debt

First Leesport Capital Trust I, a Delaware statutory business trust, was formed on March 9, 2000 and is a wholly-owned subsidiary of the Company.  The Trust issued $5 million of 107/8% fixed rate capital trust pass-through securities to investors. First Leesport Capital Trust I purchased $5 million of fixed rate junior subordinated deferrable interest debentures from VIST Financial Corp.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial Corp. of the obligations of the Trust under the capital securities.  The capital securities are redeemable by VIST Financial Corp. on or after March 9, 2010, at stated premiums, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise.  The capital securities must be redeemed upon final maturity of the subordinated debentures on March 9, 2030.  In October 2002, the Company entered into an interest rate swap agreement with a notional amount of $5 million that effectively converts the securities to a floating interest rate of six month LIBOR plus 5.25% (5.96% at September 30, 2009).  In June, 2003, the Company purchased a six month LIBOR cap with a rate of 5.75% to create protection against rising interest rates for the above mentioned $5 million interest rate swap.  Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by other interest rate swaps.

On September 26, 2002, the Company established Leesport Capital Trust II, a Delaware statutory business trust, in which the Company owns all of the common equity.  Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45% (3.89% at September 30, 2009).  These debentures are the sole assets of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial Corp. of the obligations of the Trust under the capital securities. These securities must be redeemed in September 2032, but may be redeemed on or after November 7, 2007 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company.  As of September 30, 2009, the Company has not exercised the call option on these debentures.  In September 2008, the Company entered into an interest rate swap agreement that effectively converts the $10 million of adjustable-rate capital securities to a fixed interest rate of 7.25%.  Interest began accruing on the Leesport Capital Trust II swap in February 2009.

On June 26, 2003, Madison established Madison Statutory Trust I, a Connecticut statutory business trust.  Pursuant to the purchase of Madison on October 1, 2004, the Company assumed Madison Statutory Trust I in which the Company owns all of the common equity.  Madison Statutory Trust I issued $5 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10% (3.38% at September 30, 2009).  These debentures are the sole assets of the Trusts.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial Corp. of the obligations of the Trust under the capital securities. These securities must be redeemed in June 2033, but may be redeemed on or after September 26, 2008 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company.  In September 2008, the Company entered into an interest rate swap agreement that effectively converts the $5 million of adjustable-rate capital securities to a fixed interest rate of 6.90%.  Interest began accruing on the Madison Statutory Trust I swap in March 2009.

Note 15.     Regulatory Matters and Capital Adequacy

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

Federal bank regulatory agencies have established certain capital-related criteria that must be met by banks and bank holding companies.  The measurements which incorporate the varying degrees of risk contained within the balance sheet and exposure to off-balance sheet commitments were established to provide a framework for comparing different institutions.  Regulatory guidelines require that Tier 1 capital and total risk-based capital to risk-adjusted assets must be at least 4.0% and 8.0%, respectively.  In order for

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

the Company to be considered “well capitalized” under the guidelines of the banking regulators, the Company must have Tier 1 capital and total risk-based capital to risk-adjusted assets of at least 6.0% and 10.0%, respectively.  As of September 30, 2009, the Company has met the criteria to be considered a well capitalized institution.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of September 30, 2009, that the Company and the Bank meet all minimum capital adequacy requirements to which they are subject.

As of September 30, 2009, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed its category.

The Company’s regulatory capital ratios are presented below for the periods indicated:

	September 30, 2009	December 31, 2008

Leverage ratio	8.57%	9.07%
Tier I risk-based capital ratio	10.74%	11.85%
Total risk-based capital ratio	11.97%	12.77%

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

The Series A Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  Under ARRA, the Series A Preferred Stock may be redeemed at any time following consultation by the Company’s primary bank regulator and Treasury, not withstanding the terms of the original transaction documents.  Under FAQ’s issued recently by Treasury, participants in the Capital Purchase Program desiring to repay part of an investment by Treasury must repay a minimum of 25% of the issue price of the preferred stock.

Prior to the earlier of the third anniversary date of the issuance of the Series A Preferred Stock (December 19, 2011) or the date on which the Series A Preferred Stock have been redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties which are not affiliates of the Treasury, the Company can not increase its common stock dividend from the last quarterly cash dividend per share ($0.10) declared on the common stock prior to October 14, 2008 without the consent of the Treasury,

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $10.30 per share of common stock.  If the Company receives aggregate gross cash proceeds of not less than $25,000,000 from qualified equity offerings on or prior to December 31, 2009, the number of shares of common stock issuable pursuant to exercise of the Warrant will be reduced by one half of the original number of shares underlying the Warrant.  In addition, in the event that the Company redeems the Series A Preferred Stock, the Company can repurchase the warrant at “fair value” as defined in the investment agreement with Treasury.

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company.  At September 30, 2009, the Bank had approximately $4.6 million available for payment of dividends to the Company.  Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.  At September 30, 2009, the Bank had a $1.3 million loan outstanding to VIST Insurance.  At December 31, 2008, the Bank had a $1.0 million loan outstanding to VIST Insurance.

As of October 20, 2009, the Company had declared a $0.05 per share cash dividend for common shareholders of record on November 2, 2009, payable November 13, 2009.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

For the three and nine month ended September 30, 2009, preferred stock dividends and accretion included in income available for common shareholders or basic and diluted earnings per common share on the Series A Preferred Stock were $0.4 million and $1.2 million, respectively.

Note 16.     Financial and Derivative Instruments with Off-Balance Sheet Risk

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

A summary of the Bank’s financial instrument commitments is as follows:

	September 30,	December 31,
	2009	2008
	(Dollar amounts in thousands)
Commitments to extend credit:
Loan origination committments	$61,761	$59,093
Unused home equity lines of credit	41,989	48,919
Unused business lines of credit	160,940	138,181
Total commitments to extend credit	$264,690	$246,193

Standby letters of credit	$12,473	$14,479

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

Under the swap, the Company pays interest at a variable rate equal to six month LIBOR plus 5.25%, adjusted semiannually, and the Company receives a fixed rate equal to the interest that the Company is obligated to pay on the related trust preferred securities.  Both the interest rate swap and the related debt are recorded on the balance sheet at fair value through adjustments to operations.

In September 2008, the Company entered into two interest rate swaps to manage its exposure to interest rate risk.  The interest rate swap transactions involved the exchange of the Company’s floating rate interest rate payment on its $15 million in

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

floating rate junior subordinated debt for a fixed rate interest payment without the exchange of the underlying principal amount.  Entering into interest rate derivatives exposes the Company to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, amounts due under each derivative contract.  Notional principal amounts are often used to express the magnitude of these transactions, but the amounts due or payable are much smaller.  These interest rate swaps are recorded on the balance sheet at fair value through adjustments to other income in the consolidated results of operations.

Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by other interest rate swaps.  In June 2003, the Company purchased a six month LIBOR cap to create protection against rising interest rates for the above mentioned $5 million interest rate swap.  The initial premium related to this interest rate cap was $102,000.  At September 30, 2009 and December 31, 2008, the carrying and fair values were zero, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

VIST Financial Corp. (“the Company”) is a Pennsylvania business corporation headquartered in Wyomissing, Pennsylvania.  The Company offers a wide array of financial services through its banking, insurance and wealth management subsidiaries.  Unless otherwise indicated, all references in this Management’s Discussion and Analysis to “VIST,” “we,” “us,” “our,” or similar terms refer to VIST Financial Corp. and its subsidiaries on a consolidated basis.  The Company’s banking subsidiary, VIST Bank, is referred to as “the Bank.”  At September 30, 2009, the Company had consolidated total assets of $1.3 billion, consolidated total deposits of $967.5 million, consolidated total shareholders’ equity of $125.1 million, and employed 289 full time equivalent employees.

This Management’s Discussion and Analysis is part of the Company’s Quarterly Report on Form 10-Q for the third quarter of 2009 which was filed with the SEC, and updates the Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which is referred to as the 2008 Form 10-K, and in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.  The Company previously filed these reports with the SEC.  You should read the financial information in this Management’s Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial information contained in those reports.  Certain previously reported amounts have been reclassified to conform to current period classifications as presented in this Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Note 2 to the Company’s consolidated financial statements (included in Item 8 of the Form 10-K for the year ended December 31, 2008) lists significant accounting policies used in the development and presentation of its financial statements.  This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

The Company prepares the consolidated financial statements in accordance with United States generally accepted accounting principles, which are referred to as GAAP, and which require management to make judgments in the application of its accounting policies that involve significant estimates and assumptions about the effect of matters that are inherently uncertain.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, revenue recognition for insurance activities, stock based compensation, derivative financial instruments, goodwill and intangible assets, fair value measurements including other than temporary impairment losses on available for sale securities, the valuation of junior subordinated debt and related hedges, the valuation of deferred tax assets and the effects of any business combinations.  Additional information about these accounting policies is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in the Company’s 2008 Form 10-K/A, as amended.  Although no significant changes to the Company’s critical accounting policies were made during the first nine months of 2009, the Company has provided updated information with respect to its accounting for the fair value of financial instruments in Note 9 “Fair Value Measurements and Fair Value of Financial Instruments.”

SIGNIFICANT DEVELOPMENTS

Effective April 1, 2009, the Company adopted the provisions of FASB ASC 320, Recognition and Presentation of Other-Than-Temporary Impairments.  The FSP generally requires that the credit-related portion of other-than-temporary impairment losses recognized during the period for certain debt securities be reflected in results of operations, and that the portion of the losses related to factors other than credit be recognized as a component of other comprehensive income in the balance sheet.  Previous guidance required impairment losses not related to credit to be recognized in results of operations.

The Company identified certain securities that were considered to be other-than-temporarily impaired.  For the third quarter and first nine months of 2009, the resulting pre-tax losses on these securities, defined as the gross difference between the fair value and book value of these securities, were $4.0 million and $5.0 million, respectively.  The application of the provisions of FASB ASC 320 resulted in the identification of $2.7 million of these pre-tax losses as related to factors other than credit, and these losses remained in other comprehensive income as of September 30, 2009.  These losses are netted against the aforementioned gross other-than-temporary impairment losses, and the net credit impairment losses are presented in our consolidated statement of operations.  Disclosure of other-than-temporary impairment losses, both related and not related to credit, is provided in Note 6, “Comprehensive Income” to the consolidated financial statements included in this Form 10-Q.

FORWARD LOOKING STATEMENTS

The Company may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits hereto and thereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company’s control).  The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.  The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

•      the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations;

•      the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•      inflation, interest rate, market and monetary fluctuations;

•      the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•      the willingness of users to substitute competitors’ products and services for the Company’s products and services;

•      the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in laws and regulations applicable to financial institutions (including laws concerning taxes, banking, securities and insurance);

•      the ability to control operating risks, information technology systems risks and outsourcing risks, the possibility of errors in the quantitative models used to manage Company business and the possibility that key controls will fail or be circumvented;

•      the ability to pursue acquisitions, strategic alliances, finance future business acquisitions and obtain regulatory approvals and consents for acquisitions;

•      changes in consumer spending and saving habits; the nature, extent, and timing of governmental actions and reforms, including the rules of participation for the Trouble Asset Relief Program voluntary Capital Purchase Program under the Emergency Economic Stabilization Act of 2008, which may be changed unilaterally and retroactively by legislative or regulatory actions;

•      changes in accounting standards and practices;

•      changes in tax legislation and in the interpretation of existing tax laws by U.S. tax authorities that impact the amount of taxes due;

•      and the success of the Company at managing the risks involved in the foregoing.

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

OVERVIEW OF FINANCIAL RESULTS

Financial Highlights

Net income for the Company for the quarter ended September 30, 2009 was $155,000 as compared to a net loss of $4.6 million for the same period in 2008.  Basic and diluted (loss) available to common shareholders per common share for the third quarter of 2009 were $.04 and $.04, respectively, compared to basic and diluted (loss) available to common shareholders per common share of $.81 and $.81, respectively, for the same period of 2008.  Net income for the Company for the first nine months ended September 30, 2009 was $178,000 as compared to a loss of $1.6 million for the same period in 2008.  Basic and diluted (loss) available to common shareholders per common share for the first nine months ended September 30, 2009 was $.18 and $.18, respectively, compared to basic and diluted (loss) available to common shareholders per common share of $.28 and $.28, respectively, for the same period of 2008.  Included in earnings for the three and nine months ended September 30, 2009 were pretax other-than-temporary impairment charges on available for sale investment securities of $2.0 million and $2.3 million, respectively.

The following are the key ratios for the Company as of or for the:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Return on average assets (annualized)	0.05%	-1.53%	0.02%	-0.18%
Return on average shareholders’ equity (annualized)	0.50%	-17.89%	0.19%	-1.99%
Common dividend payout ratio	-125.00%	0.00%	-138.89%	-142.86%
Average shareholders’ equity to average assets	9.65%	8.55%	9.85%	9.12%

Net Interest Income

Net interest income is a primary source of revenue for the Company.  Net interest income results from the difference between the interest and fees earned on loans and investments and the interest paid on deposits to customers and other non-deposit sources of funds, such as repurchase agreements and short and long-term borrowed funds.  Interest-earning assets, which consist of investment securities, loans and leases and other liquid assets, are financed primarily by customer deposits and wholesale borrowings.  Net interest margin represents the relationship between annualized net interest revenue (tax-effected) and average interest-earning assets for the period.  All discussion of net interest margin is on a fully taxable equivalent basis (FTE).

Net interest income for the three months ended September 30, 2009 was $9.0 million, a decrease of $40,000, or 0.4%, compared to the $9.1 million reported for the same period in 2008.  Net interest income for the nine months ended September 30, 2009 was $25.8 million, a decrease of $0.9 million, or 3.6%, compared to the $26.7 million reported for the same period in 2008.  The FTE net interest margin decreased to 3.24% for the third quarter of 2009 from 3.44% for the same period in 2008.  The FTE net interest margin decreased to 3.15% for the first nine months of 2009 from 3.51% for the same period in 2008.

The following summarizes net interest margin information:

	Three months ended September 30,
	2009			2008
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$711,597	$10,177	5.60	$704,869	$11,249	6.24
Mortgage	47,612	738	6.19	46,446	721	6.21
Consumer	138,760	1,872	5.36	130,445	2,091	6.38
Investments (2)	254,560	3,481	5.47	211,430	3,057	5.78
Federal funds sold	8,426	4	0.18	—	—	—
Other short-term investments	658	—	0.00	287	—	—

Total interest-earning assets	$1,161,613	$16,272	5.48	$1,093,477	$17,118	6.13

Interest-Bearing Liabilities:
Transaction accounts	$401,897	$1,426	1.41	$333,736	$1,514	1.81
Certificates of deposit	443,914	3,526	3.15	339,363	3,492	4.09
Securities sold under agreement to repurchase	120,948	1,134	3.66	125,678	1,168	3.70
Short-term borrowings	662	1	0.65	95,337	559	2.29
Long-term borrowings	35,000	339	3.78	60,000	607	3.96
Junior subordinated debt	19,984	357	7.09	20,159	331	6.53

Total interest-bearing liabilities	1,022,405	6,783	2.63	974,273	7,671	3.13

Noninterest-bearing deposits	111,489	—		110,903	—

Total cost of funds	$1,133,894	6,783	2.38	$1,085,176	7,671	2.81

Net interest margin (fully taxable equivalent)		$9,489	3.24		$9,447	3.44

(1)           Loan fees have been included in the interest income totals presented.  Nonaccrual loans have been included in average loan balances.

(2)           Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$703,738	$30,061	5.64	$678,831	$33,489	6.48
Mortgage	49,302	2,186	5.91	46,624	2,242	6.41
Consumer	139,844	5,639	5.39	128,200	6,348	6.61
Investments (2)	244,836	10,060	5.48	206,736	8,915	5.75
Federal funds sold	9,457	12	0.18	—	—	0.00
Other short-term investments	457	1	0.20	385	9	3.46

Total interest-earning assets	$1,147,634	$47,959	5.51	$1,060,776	$51,003	6.32

Interest-Bearing Liabilities:
Transaction accounts	$358,062	$3,838	1.43	$325,675	$4,847	1.99
Certificates of deposit	464,035	11,440	3.29	329,898	10,677	4.32
Securities sold under agreement to repurchase	121,823	3,297	3.57	120,266	3,016	3.35
Short-term borrowings	3,576	18	0.66	84,510	1,709	2.66
Long-term borrowings	45,275	1,256	3.66	59,799	1,810	3.98
Junior subordinated debt	19,835	1,034	6.97	20,142	1,082	7.18

Total interest-bearing liabilities	1,012,606	20,883	2.76	940,290	23,141	3.29

Noninterest-bearing deposits	107,787	—		106,994	—

Total cost of funds	$1,120,393	20,883	2.50	$1,047,284	23,141	2.96

Net interest margin (fully taxable equivalent)		$27,076	3.15		$27,862	3.51

(1)           Loan fees have been included in the interest income totals presented.  Nonaccrual loans have been included in average loan balances.

(2)           Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

Average interest-earning assets for the three months ended September 30, 2009 were $1.16 billion, a $68.1 million, or 6.2%, increase over average interest-earning assets of $1.09 billion for the same period in 2008.  Average interest-earning assets for the nine months ended September 30, 2009 were $1.15 billion, an $86.9 million, or 8.2%, increase over average interest-earning assets of $1.06 billion for the same period in 2008.  The yield on average interest-earning assets decreased by 65 basis points to 5.48% for the third quarter of 2009, compared to 6.13% for the same period in 2008.  The yield on average interest-earning assets decreased by 81 basis points to 5.51% for the first nine months of 2009, compared to 6.32% for the same period in 2008.

Average interest-bearing liabilities for the three months ended September 30, 2009 were $1.02 billion, a $48.1 million, or 4.9%, increase over average interest-bearing liabilities of $974.3 million for the same period in 2008.  Average interest-bearing liabilities for the nine months ended September 30, 2009 were $1.01 billion, a $72.3 million, or 7.7%, increase over average interest-bearing liabilities of $940.3 million for the same period in 2008.  In addition, average noninterest-bearing deposits increased to $111.5 million for the three months ended September 30, 2009, from $110.9 million for the same time period of 2008.  Average noninterest-bearing deposits increased to $107.8 million for the nine months ended September 30, 2009, from $107.0 million for the same time period of 2008.  The interest rate on total interest-bearing liabilities decreased by 50 basis points to 2.63% for the three months ended September 30, 2009, compared to 3.13% for the same period in 2008.  The average interest rate paid on total interest-bearing liabilities decreased by 53 basis points to 2.76% for the nine months ended September 30, 2009, compared to 3.29% for the same period in 2008.

For the three months ended September 30, 2009, FTE net interest income increased .to $9.5 million compared to $9.4 million for the same period in 2008.  For the nine months ended September 30, 2009, FTE net interest income decreased to $27.1 million compared to $27.9 million for the same period in 2008.

For the nine months ended September 30, 2009, FTE total interest income decreased to $48.0 million compared to $51.0 million for the same period in 2008.  The decrease in total interest income for the nine months ended September 30, 2009 was primarily the result of a decrease in the interest rates on average investments and average outstanding commercial, mortgage and consumer loans compared to the same period in 2008.  Earning asset yields on average outstanding loans decreased due mainly to a decrease in the targeted short-term interest rate, as established by the Federal Reserve Bank (“FRB”), which resulted in a decrease in the prime rate from 5.00% at September 30, 2008 to 3.25% at September 30, 2009.  Average outstanding commercial loan balances increased by $24.9 million, or 3.7% from September 30, 2008 to September 30, 2009.  Additionally, average outstanding total investment securities increased by $38.1 million or 18.4% from September 30, 2008 to September 30, 2009.  Earning asset yields on average outstanding investment securities decreased slightly from 5.7% at September 30, 2008 to 5.5% at September 30, 2009.

For the nine months ended September 30, 2009, total interest expense decreased 9.8% to $20.9 million compared to $23.1 million for the same period in 2008.  The decrease in total interest expense for the nine months ended September 30, 2009 was primarily the result of a decrease in the interest rates on average interest bearing liabilities compared to the same period in 2008.  The average rate paid on total average outstanding interest-bearing liabilities decreased from 3.29% for the nine months ended September 30, 2008 to 2.76% for the nine months ended September 30, 2009.  Total cost of funds decreased to 2.50% in 2009 from 2.96% in 2008.  The decrease in total average interest-bearing deposit rates was the result of management’s disciplined approach to deposit pricing in response to the decrease in short-term interest rates.  Total average interest-bearing deposits increased $166.5 million or 25.4% from September 30, 2008 to September 30, 2009 due primarily to growth in time deposits and interest checking.  The average rate paid on short-term borrowings and securities sold under agreements to repurchase increased from 3.07% for the nine months ended September 30, 2008 to 3.53% for the nine months ended September 30, 2009.  The increase in short-term borrowings and securities sold under agreements to repurchase rates was the result of increases in targeted short term interest rates, as established by the FRB.  Average short-term borrowings and securities sold under agreements to repurchase decreased $79.4 million or 38.8% from September 30, 2008 to September 30, 2009 due primarily to the growth in total average interest-bearing deposits.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2009 was $1.4 million compared to $525,000 for the same period of 2008.  The provision for loan losses for the nine months ended September 30, 2009 was $6.5 million compared to $2.6 million for the same period of 2008.  Net charge-offs to average loans was 0.39% annualized for the nine months ended September 30, 2009 compared to 0.46% for the year ended December 31, 2008.  The provision reflects the amount deemed appropriate by management to provide a best estimate of probable losses given the present risk characteristics of the loan portfolio.  Management continues to evaluate and classify the credit quality of the loan portfolio utilizing a qualitative and quantitative internal loan review process and, based on the results of the analysis at September 30, 2009, management has determined that the current allowance for loan losses is adequate as of such date.  The ratio of the allowance for loan losses to loans outstanding at September 30, 2009 and December 31, 2008 was 1.33% and .92%, respectively.  Please see further discussion under the caption “Allowance for Loan Losses.”

Non-Interest Income (Loss)

Total non-interest income for the three months ended September 30, 2009 totaled $2.8 million, an increase of $4.8 million, or 238.9%, from a loss of ($2.0) million for the same period in 2008.  Total non-interest income for the nine months ended September 30, 2009 totaled $13.0 million, an increase of $5.7 million, or 77.5%, from other income of $7.3 million for the same period in 2008.

The following table details non-interest income (loss) as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Customer service fees	$600	$893	$1,854	$2,189
Mortgage banking activities, net	288	145	963	810
Commissions and fees from insurance sales	3,260	3,052	9,254	8,523
Broker and investment advisory commissions and fees	112	186	594	650
Earnings on investment in life insurance	96	171	280	503
Gain on sale of loans	—	—	—	47
Other income	405	511	2,024	1,399
Total other non-interest income before investments	4,761	4,958	14,969	14,121

Net realized gains on sales of securities	66	89	351	291
Losses from other-than-temporary impairment	(4,026)	(7,085)	(4,999)	(7,085)
Losses not related to credit	2,030	—	2,681	—
Net credit impairment losses on securities recognized in earnings	(1,996)	(7,085)	(2,318)	(7,085)
Net losses related to investment securities	(1,930)	(6,996)	(1,967)	(6,794)

Total other non-interest income (loss)	$2,831	$(2,038)	$13,002	$7,327

Revenue from customer service fees decreased 32.8% to $600,000 for the third quarter of 2009 as compared to $893,000 for the same period in 2008. Revenue from customer service fees decreased 15.3% to $1.9 million from $2.2 million for the first nine months of 2009 and the same period in 2008.  The decrease in customer service fees for the comparative three and nine month periods is primarily due to a decrease in commercial uncollected funds fees and non-sufficient funds charges.

Revenue from mortgage banking activities increased 98.6% to $288,000 for the third quarter of 2009 as compared to $145,000 for the same period in 2008.  Revenue from mortgage banking activities increased 18.9% to $963,000 for the first nine months of 2009 as compared to $810,000 for the same period in 2008.  The increase in mortgage banking activities for the comparative three and nine month periods is primarily due to an increase in the volume of loans sold into the secondary mortgage market.  The Company operates its mortgage banking activities through VIST Mortgage, a division of VIST Bank.

Revenue from commissions and fees from insurance sales increased 6.8% to $3.3 million for the third quarter of 2009 as compared to $3.1 million for the same period in 2008.  Revenue from commissions and fees from insurance sales increased 8.6% to $9.3 million for the first nine months of 2009 as compared to $8.5 million for the same period in 2008.  The increase for the comparative three and nine month periods is mainly attributed to an increase in commission income on group insurance products due to the acquisition of Fisher Benefits Consulting in September 2008.  VIST Insurance, LLC is a wholly owned subsidiary of the Company.

Revenue from brokerage and investment advisory commissions and fees decreased 39.8% to $112,000 in the third quarter of 2009 as compared to $186,000 for the same period in 2008.  Revenue from brokerage and investment advisory commissions and fees decreased 8.6% to $594,000 in the first nine months of 2009 as compared to $650,000 for the same period in 2008.  Fluctuations for the comparative three and nine month periods are due primarily to the volume of investment advisory services offered through VIST Capital Management, LLC, a wholly owned subsidiary of the Company.

Revenue from earnings on investment in life insurance decreased 44.4% to $95,000 in the third quarter of 2009 as compared to $171,000 for the same period in 2008.  Revenue from earnings on investment in life insurance decreased 44.5% to $280,000 in the first nine months of 2009 as compared to $503,000 for the same period in 2008.  The decrease in earnings on investment in life insurance for the comparative three and nine month periods is due primarily to decreased earnings credited on the Company’s separate investment account, bank owned life insurance (“BOLI”).

Other income, including gain on sale of loans, decreased 20.7% to $405,000 for the third quarter of 2009 as compared to $511,000 for the same period in 2008.  Other income, including gain on sale of loans, increased 40.0% to $2.0 million for the first nine months of 2009 as compared to $1.4 million for the same period in 2008.  The decrease in other income for the comparative three month period is due primarily to a decrease of approximately $115,000 in the net fair value of the Company’s junior subordinated debt and related interest rate swaps.  The increase in other income for the comparative nine month period is due primarily to a settlement of a previously accrued contingent payment of $575,000, which was partially offset by an adjustment for related expenses of $232,000, and an increase in network interchange income.

Net realized gains on sales of available for sale securities were $66,000 for the three months ended September 30, 2009 compared to net realized gains on sales of available for sale securities of $89,000 for the same period in 2008.  Net realized gains on sales of available for sale securities were $351,000 for the nine months ended September 30, 2009 compared to net realized gains on sales of available for sale securities of $291,000 for the same period in 2008.  Net realized gains and losses on sales of available for sale securities for the nine and three month periods in 2009 and 2008 were primarily due to sales of securities related to the management of the Company’s liquidity and ALCO strategies.

For the nine and three month periods ended September 30, 2009, net credit impairment losses recognized in earnings resulting from OTTI losses on available for sale investment securities were $2,318,000 and $1,996,000, respectively.  The net credit impairment losses include OTTI charges for estimated credit losses on four pooled trust preferred securities (one of the four securities was originally deemed to be impaired in the second quarter of 2009).  For the nine and three month periods ended September 30, 2008, net credit impairment losses recognized in earnings resulting from OTTI losses on available for sale investment securities were $7,085,000 and $7,085,000, respectively.  Net credit impairment losses on available for sale securities for the nine and three month periods in 2008 were primarily due to OTTI charges of approximately $6,800,000 in perpetual preferred stock associated with the federal takeover of two government sponsored enterprises (“GSE’s”), placed into conservatorship in the third quarter of 2008 by the Federal Housing Finance Agency and the U.S. Treasury.

Management regularly reviews the investment securities portfolio to determine whether to record other-than-temporary impairment.  These impairment losses, which reflected the entire difference between the fair value and amortized cost basis of each individual security, were recorded in the consolidated results of operations.

Additional information about investment securities, the gross gains and losses that compose the net sale gains and losses and the process to review the portfolio for other-than-temporary impairment, is provided in Note 10 to the consolidated financial statements included in this Form 10-Q.

Non-Interest Expense

Total non-interest expense for the three months ended September 30, 2009 totaled $10.8 million, an increase of $254,000, or 2.4%, over total other expense of $10.6 million for the same period in 2008.  Total non-interest expense for the nine months ended September 30, 2009 totaled $33.7 million, an increase of $1.5 million, or 4.7%, over total other expense of $32.2 million for the same period in 2008.

The following table details non-interest expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Salaries and employee benefits	$5,374	$5,381	$16,816	$16,509
Occupancy expense	1,124	1,087	3,074	3,285
Furniture and equipment expense	605	659	1,845	2,004
Marketing and advertising expense	208	266	813	1,402
Amortization of identifiable intangible assets	172	158	514	458
Professional services	545	719	1,919	1,797
Outside processing	1,014	827	3,051	2,459
FDIC deposit insurance	486	277	1,914	822
Other expense	1,295	1,195	3,723	3,433

Total other non-interest expense	$10,823	$10,569	$33,669	$32,169

Salaries and benefits remained the same at $5.4 million for the three months ended September 30, 2009 and 2008, respectively.  Salaries and benefits increased 1.9% to $16.8 million for the nine months ended September 30, 2009 over the $16.5 million for the nine months ended September 30, 2008.  Included in salaries and benefits for the three months ended September 30, 2009 and September 30, 2008 were pre-tax stock-based compensation costs of $61,000 and $86,000, respectively.  Included in salaries and benefits for the nine months ended September 30, 2009 and September 30, 2008 were pre-tax stock-based compensation costs of $139,000 and $257,000, respectively.  Also included in salaries and benefits for the three months ended September 30, 2009 were total commissions paid of $345,000 on mortgage origination activity through VIST Mortgage, insurance sales activity through VIST Insurance, and investment advisory sales through VIST Capital Management compared to commissions paid of $399,000 for the same period in 2008.  Also included in salaries and benefits for the nine months ended September 30, 2009 were total commissions paid of $1.1 million on mortgage origination activity through VIST Mortgage, insurance sales activity through VIST Insurance, and investment advisory sales through VIST Capital Management compared to commissions paid of $1.3 million for the same period in 2008.  Included in salaries and benefits expense for the nine months ended September 30, 2009 are severance costs of approximately $133,000 relating to corporate-wide cost reduction initiatives, versus $51,000 at September 30, 2008.  Full-time equivalent (FTE) employees decreased to 289 at September 30, 2009 from 294 at September 30, 2008.

Occupancy expense and furniture and equipment expense remained the same at $1.7 million for the first three months of 2009 as compared to the same period in 2008.  Occupancy expense and furniture and equipment expense decreased 7.0% to $4.9 million for the first nine months of 2009 as compared to $5.3 million for the same period in 2008.  The decrease in occupancy expense and furniture and equipment expense for the comparative nine month period is due primarily to a decrease in building lease expense and equipment depreciation expense.

Marketing and advertising expense decreased 21.8% to $208,000 for the third quarter of 2009 as compared to $266,000 for the same period in 2008.  Marketing and advertising expense decreased 42.0% to $0.8 million for the first nine months of 2009 as compared to $1.4 million for the same period in 2008.  The decrease in marketing and advertising expense for the comparative three and nine month periods is due primarily to a reduction in marketing costs associated with market research, media space, media production and special events.

Professional services expense decreased 24.2% to $545,000 for the third quarter of 2009 as compared to $719,000 for the same period in 2008. Professional services expense increased 6.8% to $1.9 million for the first nine months of 2009 as compared to $1.8 million for the same period in 2008.  The decrease for the comparative three month periods is due primarily to a decrease in legal fees and other general Company business. The increase for the comparative nine month periods is due primarily to the outsourcing of the Company’s internal audit function and other general Company projects.

Outside processing expense increased 22.6% to $1.0 million for the third quarter of 2009 as compared to $827,000 for the same period in 2008. Outside processing expense increased 24.1% to $3.1 million for the first nine months of 2009 as compared to $2.5 million for the same period in 2008.  The increase in outside processing expense for the comparative three and nine month periods are due primarily to costs incurred for computer services.

FDIC insurance expense increased 75.5% to $486,000 for the third quarter of 2009 as compared to $277,000 for the same period in 2008.  FDIC Insurance expense increased 132.8% to $1.9 million for the first nine months of 2009 as compared to $822,000 for the same period in 2008.  The increase in insurance expense for the comparative three and nine month periods is due primarily to higher FDIC deposit insurance premiums including a special industry-wide FDIC deposit insurance premium assessment of $580,000 levied in the second quarter of 2009.

Other expense increased 8.4% to $1.3 million for the third quarter of 2009 as compared to $1.2 million for the same period in 2008.  Other expense increased 8.4% to $3.7 million for the first nine months of 2009 as compared to $3.4 million for the same period in 2008.  The increase in other expense for the comparative three and nine month periods is primarily due to an increase in foreclosure and other real estate expense.

Income Taxes

There was an income tax benefit of $506,000 for the third quarter of 2009 as compared to income tax expense of $557,000 for the same period in 2008.  There was an income tax benefit of $1.6 million for the first nine months of 2009 as compared to income tax expense of $900,000 for the same period in 2008.  The effective income tax rate for the Company for the third quarter ended September 30, 2009 was (144.2%) compared to (13.8%) for the same period of 2008.  The effective income tax rate for the Company for the first nine months ended September 30, 2009 was (112.7%) compared to (132.2%) for the same period of 2008.  The effective income tax rate for the comparative three and nine month periods of 2009 fluctuated primarily due to fluctuations in tax exempt income and net income before income taxes.  The decrease in the effective income tax rate for the comparative nine and three month periods of 2008 was due primarily to the timing of the tax benefit treatment of the ordinary loss resulting from the $6.8 million Fannie Mae and Freddie Mac perpetual preferred stock charged to earnings discussed earlier.  The ordinary loss treatment provided by section 301 of the Emergency Economic Stabilization Act of 2008 (“EESA”) allowed the Company to recognize the tax benefit of approximately $2.3 million in the fourth quarter of 2008.  Included in income tax expense for the comparative three and nine month periods ended September 30, 2009 is a federal tax benefit of approximately $138,000 and $413,000, respectively, from a $5,000,000 investment in an affordable housing, corporate tax credit limited partnership.

FINANCIAL CONDITION

The total assets of the Company at September 30, 2009 were $1.28 billion, an increase of approximately $50.3 million, or 5.5% annualized, from $1.23 billion at December 31, 2008.

Cash and Cash Equivalents:

Cash and cash equivalents increased $12.4 million, or 85.5% annualized, to $31.7 million at September 30 2009 from $19.3 million at December 31, 2008.  This increase is primarily related to an increase in federal funds sold.

Mortgage Loans Held for Sale

Mortgage loans held for sale increased $255,000, or 14.9% annualized, to $2.5 million at September 30, 2009 from $2.3 million at December 31, 2008.  This increase is primarily related to an increase in loans originated for sale into the secondary residential real estate loan market through VIST Mortgage.

Securities Available for Sale

Investment securities available for sale increased $22.1 million, or 13.0% annualized, to $248.8 million at September 30, 2009 from $226.7 million at December 31, 2008.  Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity.  The increase in investment securities available for sale was due primarily to the purchases of mortgage-backed securities used as collateral for the Company’s public funds and structured wholesale borrowings.

The securities portfolio included a net unrealized loss on available for sale securities of $7.5 million and $11.9 million at September 30, 2009 and December 31, 2008, respectively.  In addition, net unrealized losses of $1.2 million and $1.1 million were present in the held to maturity securities at September 30, 2009 and December 31, 2008, respectively.  Changes in longer-termed treasury interest rates, underlying collateral and credit concerns and dislocation and illiquidity in the current market continue to be responsible for the decrease in the fair market value of certain securities.

Debt securities that management has no intention to sell or it is more likely than not that the Company will not be required to sell these securities are classified as held-to-maturity and recorded at amortized cost.  Securities classified as available for sale are those securities that the Company has no intention to sell or is it more likely than not that the Company will be required to sell these securities.  Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.  Securities available for sale are carried at fair value.  Unrealized gains and losses are reported in other comprehensive income or loss, net of the related deferred tax effect.  Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings.  Purchased premiums and discounts are recognized in interest income using a method which approximates the interest method over the terms of the securities.

Other-Than-Temporary Impairment

Management evaluates investment securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Factors that may be indicative of impairment include, but are not limited to, the following:

•                  Fair value below cost and the length of time

•                  Adverse condition specific to a particular investment

•                  Rating agency activities (e.g., downgrade)

•                  Financial condition of an issuer

•                  Dividend activities

•                  Suspension of trading

•                  Management intent

•                  Changes in tax laws or other policies

•                  Subsequent market value changes

•                  Economic or industry forecasts

Other-than-temporary impairment means management believes the security’s impairment is due to factors that could include its inability to pay interest or dividends, its potential for default, and/or other factors.  When a held to maturity or available for sale debt security is assessed for other-than-temporary impairment, management has to first consider (a) whether the Company intends to sell the security, and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis.  If one of these circumstances applies to a security, an other-than-temporary impairment loss is recognized in the statement of operations equal to the full amount of the decline in fair value below amortized cost.  If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an other-than-temporary impairment loss has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors.  In assessing the level of other-than-temporary impairment attributable to credit loss, management compares the present value of cash flows expected to be collected with the amortized cost basis of the security.  The portion of the total other-than-temporary impairment related to credit loss is recognized in earnings (as the difference between the fair value and the present value of the estimated cash flows), while the amount related to other factors is recognized in other comprehensive income.  The total other-than-temporary impairment loss is presented in the statement of operations, less the portion recognized in other comprehensive income.  When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

Loans

Total loans, net of allowance for loan losses, increased to $890.4 million, or 1.9% annualized, at September 30, 2009 from $878.2 million at December 31, 2008.

The components of loans were as follows:

	September 30,	December 31,
	2009	2008
	(Dollar amounts in thousands)
Residential real estate - 1 to 4 family	$167,777	$185,866
Residential real estate - multi family	38,441	34,869
Commercial	165,924	174,219
Commercial, secured by real estate	341,638	326,442
Construction	95,929	89,556
Consumer	6,736	3,995
Home equity lines of credit	86,848	72,137
Loans	903,293	887,084

Net deferred loan fees	(914)	(779)
Allowance for loan losses	(11,995)	(8,124)
Loans, net of allowance for loan losses	$890,384	$878,181

Loans secured by real estate (not including home equity lending products) increased $679,000, or .17% annualized, to $547.9 million at September 30, 2009 from $547.2 million at December 31, 2008.  This increase is primarily due to an increase in commercial real estate loan originations.

Total commercial loans increased to $507.6 million at September 30, 2009 from $500.7 million at December 31, 2008, an increase of $6.9 million, or 1.8% annualized.  The increase is due primarily to an increase in commercial real estate loans outstanding.  There were no SBA loans sold during the period.

Consumer and home equity lending products increased to $93.6 million at September 30, 2009, from $76.1 million as of December 31, 2008.  Consumer demand for these types of loans increased in 2009.  Although the Company’s focus primarily centered on the commercial customer, management remained disciplined in its pricing of consumer loans.  Despite the numerous economic challenges faced in 2009, the Company was able to increase its outstanding balances through the successful marketing of its Equilock consumer loan product which carries both a fixed and variable component allowing the consumer to lock and unlock the loan at the prevailing interest rate.

The Bank’s written loan policies are continually evaluated and updated as necessary to reflect changes in the market place.  Annually, credit loan policies are approved by the Bank’s Board of Directors thus providing Board Oversight.  These policies require specified underwriting, loan documentation and credit analysis standards to be met prior to funding.

A credit loan committee comprised of senior management approves commercial and consumer loans with total loan exposures in excess of $2 million.  The executive loan committee comprised of senior management and 5 independent members from the Board of Directors approve commercial and consumer loans with total exposures in excess of $4.5 million up to the bank’s legal lending limit. One of the affirmative votes on both the credit and/or executive loan committee needs to be either the Chief Credit Officer or the Chief Lending Officer in order to ensure that proper standards are maintained.

Individual joint lending authority is granted based on the level of experience of the individual for commercial loan exposures under $2 million.  Higher risk credits (as determined by internal loan ratings) and unsecured facilities (in excess of $100,000) require the signature of an officer with more credit experience.

One of the key components of the Bank’s commercial loan policy is loan to value.  The following guidelines serve as the maximum loan to value ratios which the Bank would normally consider for new loan requests.  Generally, the Bank will use the lower of cost or market when determining a loan to value ratio (except for investment securities).  The values are not appropriate in all cases, and Bank lending personnel, pursuant to their responsibility to protect the Bank’s interest, seek as much collateral as practical.

Commercial Real Estate
a)	Unapproved land (raw land)	50%
b)	Approved but Unimproved land	65%
c)	Approved and Improved land	75%
d)	Improved Real Estate	80%

Investments
a)	Stocks listed on a nationally recognized exchanged Stock value should be greater than $10.	75%
b)	Bonds, Bills and Notes:
c)	US Gov’t obligations (fully guaranteed)	95%
d)	State, county & municipal general obligations rated BBB or higher	varies: 65-85%
	Corporate obligations rated BBB or higher	varies: 65-80%

Other Assets
a)	Accounts Receivable (eligible)	80%
b)	Inventory (raw material and finished goods)	50%
c)	Equipment (new)	80%
d)	Equipment (purchase money used)	70%
e)	Cash or cash equivalent	100%

Exception reporting is presented to the audit committee on a quarterly basis to ensure that the bank remains in compliance with the FDIC limits on exceeding supervisory loan to value guidelines established for real estate secured transactions.

Generally, when evaluating a commercial loan request, the Bank will require 3 years of financial information on the borrower and any guarantor.  The bank has established underwriting standards that are expected to be maintained by all lending personnel.  These requirements include loans being evaluated and underwritten at fully indexed rates.  Larger loan exposures are typically analyzed by credit personnel that are independent from the sales personnel.

The Bank has not underwritten any hybrid loans or sub-prime loans.

All loan closings, loan funding and appraisal ordering and review involve personnel that are independent from the sales function to ensure that bank standards and requirements are met prior to disbursement.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2009 was $12.0 million compared to $8.1 million at December 31, 2008.  The allowance for loan losses at September 30, 2009 was 1.33% of outstanding loans compared to 0.92% of outstanding loans at December 31, 2008.  The provision for loan losses for the nine months ended September 30, 2009 was $6.5 million compared to $2.6 million for the same period in 2008.  The increase in the provision is due primarily to economic conditions and an increase in nonperforming loans and the result of management’s best estimate of probable losses and classification of the credit quality of the loan portfolio utilizing a qualitative and quantitative internal loan review process.

The allowance for loan losses has been established based on certain impaired loans where it is recognized that the cash flows are discounted or where the fair value of the collateral is lower than the carrying value of the loan.  The Company has also established an allowance on classified loans which are not impaired but are included in categories such as “doubtful”, “substandard” and “special mention”.  Though being classified to one of these categories does not necessarily mean that the loan is impaired, it does indicate that the loan has identified weaknesses that increase its credit risk of loss.  The Company has also established a general allowance on non-

classified and non-impaired loans to recognize the probable losses that are associated with lending in general, though not due to a specific problem loan.

The following table shows the activity in the Company’s allowance for loan losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollar amounts in thousands)

Balance of allowance for loan losses, beginning of period	$12,029	$7,862	$8,124	$7,264
Loans charged-off:
Commercial, financial and agricultural	(255)	(150)	(490)	(1,326)
Real estate – mortgage	(1,327)	(64)	(2,209)	(357)
Consumer	(19)	(193)	(158)	(236)
Total loans charged-off	(1,601)	(407)	(2,857)	(1,919)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	117	26	145	66
Real estate – mortgage	25	—	30	—
Consumer	25	3	28	13
Total recoveries	167	29	203	79
Net loan charged-offs	(1,434)	(378)	(2,654)	(1,840)
Provision for loan losses	1,400	525	6,525	2,585
Balance, end of period	$11,995	$8,009	$11,995	$8,009

Net charge-offs to average loans (annualized)	0.64%	0.17%	0.39%	0.29%
Allowance for loan losses to loans outstanding	1.33%	0.92%	1.33%	0.92%
Loans outstanding at end of period (net of unearned income)	$902,379	$869,443	$902,379	$869,443
Average balance of loans outstanding during the period	$897,969	$881,009	$892,884	$852,138

At September 30, 2009, total non-performing loans were $25.3 million or 2.8% of total loans compared to $10.8 million or 1.2% of total loans at December 31, 2008.  The $14.5 million increase in non-performing loans from December 31, 2008 to September 30, 2009, was due primarily to two commercial construction and development credits totaling approximately $10.9 million transferred to non-accrual as well as by net additions to non-performing loans of approximately $3.6 million.  The Company has evaluated these and other loans in accordance with FASB ASC 310 and concluded it was necessary to increase the loan loss reserve by $3.9 million since December 31, 2008.  For the remaining portfolio of loans that are construction and land development related, the bank increased its environmental factor by 0.85%.  Despite a nominal increase in loans outstanding in this category, due to the aforementioned, the allocation for loans that are subject to the FASB ASC 450 analysis has increased by $536,000 since December 31, 2008. For loans that are subject to FASB ASC 310, the specific allocated reserves have increased by $3.2 million and $2.9 million of this amount is attributed to the two large commercial construction and development loans mentioned above.  During the nine months ended September 30, 2009, $7.7 million in commercial properties were transferred to other real estate owned and $5.3 million in commercial properties were sold out of other real estate owned.  For the nine months ended September 30, 2009, net charge-offs to average loans was 0.39% annualized as compared to 0.46% for the year ended December 31, 2008.

Although the Company has experienced a significant increase in non-performing loans, the increase is primarily isolated in two large credits.  The Company does not view this as a systemic indicator of deterioration across the entire portfolio.  The allowance for loan losses is an amount that management believes to be adequate to absorb probable losses in the loan portfolio.  Additions to the allowance are charged through the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.  Management regularly assesses the adequacy of the allowance by performing both quantitative and qualitative evaluations of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, the value of any underlying collateral, risk characteristics in the loan portfolio, local and national economic conditions, and other relevant factors.  Criticized and classified assets are individually analyzed, while other smaller balance loans are evaluated by loan category.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.  Based upon the results of such reviews, management believes that the allowance for loan losses at September 30, 2009 was adequate to absorb credit losses inherent in the portfolio at that date.

The following table summarizes the Company’s non-performing assets:

	September 30,	December 31,
	2009	2008
	(Dollar amounts in thousands)
Non-accrual loans:
Real estate	$24,506	$2,947
Consumer	6	459
Commercial, financial and agricultural	729	7,298
Total	25,241	10,704

Loans past due 90 days or more and still accruing:
Real estate	106	28
Consumer	—	—
Commercial, financial and agricultural	—	112
Total	106	140

Total non-performing loans	25,347	10,844

Other real estate owned	2,686	263

Total non-performing assets	$28,033	$11,107

Troubled debt restructurings	$5,814	$285

Non-performing loans to loans outstanding at end of period (net of unearned income)	2.81%	1.22%
Non-performing assets to loans outstanding at end of period (net of unearned income) plus OREO	3.10%	1.25%

Premises and Equipment

Components of premises and equipment were as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)

Land and land improvements	$263	$263
Buildings	523	873
Leasehold improvements	4,393	3,910
Furniture and equipment	8,999	11,567
	14,178	16,613

Less: accumulated depreciation	8,001	10,022
Premises and equipment, net	$6,177	$6,591

In 2009, the Company retired $2.3 million in furniture and equipment with an accumulated depreciation balance of $2.3 million.  In July 2009, the Company consolidated its insurance operations and sold its VIST Insurance building in Reading, PA.  The Company recognized proceeds from the sale of the VIST Insurance building in the amount of approximately $258,000 which includes a gain of approximately $25,000.

Deposits

Total deposits at September 30, 2009 were $967.5 million compared to $850.6 million at December 31, 2008, an increase of $116.9 million, or 18.3% annualized.

The components of deposits were as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)

Demand, non-interest bearing	$109,070	$108,645
Demand, interest bearing	336,267	231,504
Savings	87,397	75,706
Time, $100,000 and over	209,317	195,812
Time, other	225,493	238,933

Total deposits	$967,544	$850,600

Non-interest bearing deposits increased to $109.1 million at September 30, 2009, from $108.6 million at December 31, 2008, an increase of $0.5 million or 0.6% annualized.  The increase in non-interest bearing deposits is primarily due to an increase in non-interest bearing commercial accounts.  Management continues its efforts to promote growth in these types of deposits, such as offering a free checking product, as a method to help reduce the Company’s overall cost of funds.  Interest bearing deposits increased by $116.5 million or 20.1% annualized, from $742.0 million at December 31, 2008 to $858.5 million at September 30, 2009.  The increase in interest bearing deposits is due primarily to an increase in interest bearing core deposits including MMDA and savings accounts.  Management continues to promote these types of deposits through a disciplined pricing strategy as a means of managing the Company’s overall cost of funds, as well as, management’s continuing emphasis on increasing market share through commercial and retail marketing programs and customer service.

Borrowings

Total borrowings at September 30, 2009 were $175.4 million compared to $243.2 million at December 31, 2008, a decrease of $67.8 million, or 37.2% annualized.  Borrowed funds from various sources are generally used to supplement deposit growth.  Federal funds purchased from the Federal Home Loan Bank (“FHLB”) were zero at September 30, 2009 and $53.4 million at December 31, 2008.  This decrease is primarily the result of an increase in interest bearing core deposits.  Securities sold under agreements to repurchase were $120.9 million at September 30, 2009 and $120.1 million at December 31, 2008, respectively.  Increases in commercial loan demand and investment securities were funded primarily by interest-bearing deposits and not wholesale funding.  At September 30, 2009 and December 31, 2008, long-term borrowings consisting of advances from the FHLB were $35.0 million and $50.0 million, respectively.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	September 30,	December 31,
	2009	2008
	(Dollar amounts in thousands)
Commitments to extend credit:
Loan origination committments	$61,761	$59,093
Unused home equity lines of credit	41,989	48,919
Unused business lines of credit	160,940	138,181
Total commitments to extend credit	$264,690	$246,193

Standby letters of credit	$12,473	$14,479

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Bank evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment. At September 30, 2009 the amount of commitments to extend credit was $264.7 million as compared to $246.2 million at December 31, 2008.

Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The majority of these standby letters of credit expire within the next twenty-four months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2009 for guarantees under standby letters of credit issued was $12.5 million as compared to $14.5 million at December 31, 2008.

Junior Subordinated Debt

On March 9, 2000 and September 26, 2002, the Company established First Leesport Capital Trust I and Leesport Capital Trust II, respectively, in which the Company owns all of the common equity.  First Leesport Capital Trust I issued $5 million of mandatory redeemable capital securities carrying an interest rate of 10.875%, and Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of 3 month LIBOR plus 3.45%.  These debentures are the sole assets of the Trusts.  These securities must be redeemed in March 2030 and September 2032, respectively, but may be redeemed on or after March 2010 and November 2007, respectively, or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities no longer qualifies as Tier I capital for the Company.  In October 2002, the Company entered into an interest rate swap agreement that effectively converts the First Leesport Capital Trust I $5 million of fixed-rate capital securities to a floating interest rate of nine month LIBOR plus 5.25%.  In September 2008 (trade date), the Company entered into an interest rate swap agreement that effectively converts the Leesport Capital Trust II $10 million of adjustable-rate capital securities to a fixed interest rate of 7.25%.  Interest began accruing on the Leesport Capital Trust II swap in February 2009.

On June 26, 2003, Madison established Madison Statutory Trust I in which the Company owns all of the common equity.  Madison Statutory Trust I issued $5 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10%.  These debentures are the sole assets of the Trusts.  These securities must be redeemed in September 2033, but may be redeemed on or after September 26, 2008 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities no longer qualifies as Tier I capital for the Company.  In September 2008, the Company entered into an interest rate swap agreement that effectively converts the Madison Statutory Trust I $5 million of adjustable-rate capital securities to a fixed interest rate of 6.90%.  Interest began accruing on the Madison Statutory Trust I swap in March 2009.

Capital

Shareholders’ Equity

Total shareholders’ equity increased $1.4 million, or 1.5% annualized, to $125.1 million at September 30, 2009 from $123.6 million at December 31, 2008.  The increase is the net result of net income for the period of $178,000 less common stock dividends declared of $1.4 million, preferred stock dividends declared of $1.0 million, proceeds of $302,000 from the issuance of shares of common stock under the Company’s employee benefit and director compensation plans, net decrease in the unrealized loss on securities available for sale, net of tax, of $2.9 million, the reissuance of treasury stock of $424,000 primarily in connection with earn-outs of contingent consideration to principals resulting from the Company’s acquisition of VIST Insurance, and stock-based compensation costs of $139,000.

As of September 30, 2009, the Company continues to carry 25,000 shares of Series A, Fixed Rate, Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $1,000 per share, and a warrant (“Warrant”) to purchase 364,078 shares of the Company’s common stock, par value $5.00 per share, for an aggregate purchase price of $25,000,000 in cash issued to the United States Department of the Treasury (“Treasury”).  The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $10.30 per share of common stock.  The Series A Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The Series A Preferred Stock may be redeemed at any time following consultation by the Company’s primary bank regulator and Treasury.  Participants in the Capital Purchase Program

desiring to redeem part of an investment by Treasury must redeem a minimum of 25% of the issue price of the preferred stock from the proceeds of a qualifying equity offering.

Regulatory Capital

Federal bank regulatory agencies have established certain capital-related criteria that must be met by banks and bank holding companies.  The measurements which incorporate the varying degrees of risk contained within the balance sheet and exposure to off-balance sheet commitments were established to provide a framework for comparing different institutions.  Regulatory guidelines require that Tier 1 capital and total risk-based capital to risk-adjusted assets must be at least 4.0% and 8.0%, respectively.  In order for the Company to be considered “well capitalized” under the guidelines of the banking regulators, the Company must have Tier 1 capital and total risk-based capital to risk-adjusted assets of at least 6.0% and 10.0%, respectively.  As of September 30, 2009, the Company has met the criteria to be considered a well capitalized institution.

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

An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders’ equity less intangible assets (Tier 1 risk-based capital), to average quarterly assets less intangible assets.  The leverage ratio at September 30, 2009 was 8.57% compared to 9.07% at December 31, 2008.  This decrease is primarily the result of an increase in average total assets.  For the nine months ended September 30, 2009, the capital ratios were above minimum regulatory guidelines.

As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy.  Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments.  For the Company, Tier 1 risk-based capital consists of common shareholders’ equity less intangible assets plus the junior subordinated debt, and Tier 2 risk-based capital includes the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets.  By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier 1 risk-based capital.  In addition, federal banking regulatory authorities have issued a final rule restricting the Company’s junior subordinated debt to 25% of Tier 1 risk-based capital.  Amounts of junior subordinated debt in excess of the 25% limit generally may be included in Tier 2 risk-based capital.  The final rule provided a five-year transition period, ending September 30, 2009.  Recently, the Federal Reserve extended this transition period to March 31, 2011.  This will allow bank holding companies more flexibility in managing their compliance with these new limits in light of the current conditions of the capital markets.  At September 30, 2009, the entire amount of these securities was allowable to be included as Tier 1 risk-based capital for the Company.  For the periods ended September 30, 2009 and December 31, 2008, the Company’s capital ratios were above minimum regulatory guidelines.

The following table sets forth the Company’s risk-based capital amounts and ratios.

	September 30,	December 31,
	2009	2008
	(Dollar amounts in thousands)

Tier I capital
Common shareholders’ equity	$125,056	$123,629
Disallowed intangible assets	(44,138)	(44,347)
Junior subordinated debt	19,370	18,110
Unrealized losses on available for sale equity securities	4,276	7,330
Total Tier I Capital	104,564	104,722

Tier II capital
Allowable portion of allowance for loan losses	11,995	8,124
Total Tier II Capital	11,995	8,124

Total risk-based capital	$116,559	$112,846

Risk adjusted assets (including off-balance sheet exposures)	$973,371	$883,949

Leverage ratio	8.57%	9.07%
Tier I risk-based capital ratio	10.74%	11.85%
Total risk-based capital ratio	11.97%	12.77%

Liquidity

Adequate liquidity means the ability to obtain sufficient cash to meet all current and projected needs promptly and at a reasonable cost.  These needs include deposit withdrawal, liability runoff, and increased loan demand.  The principal sources of liquidity are deposit generation, overnight federal funds transactions with other financial institutions, investment securities portfolio scheduled cash flows, prepayments and maturities, and maturing loans and loan payments.  The Bank can also package and sell residential mortgage loans into the secondary market.  Other sources of liquidity are term borrowings from the Federal Home Loan Bank, and the discount window of the Federal Reserve Bank.  In view of all factors involved, management believes that liquidity is being maintained at an adequate level.

At September 30, 2009, the Company had a total of $175.4 million, or 13.7% of total assets, in borrowed funds.  These borrowings included $120.9 million of repurchase agreements, $35 million of term borrowings with the Federal Home Loan Bank, and $19.5 million in junior subordinated debt.  The FHLB borrowings have final maturities ranging from November 2009 through January 2011 at interest rates ranging from 3.45% to 4.27%.  At September 30, 2009, the Company had a total of $9.5 million in federal funds sold.  At September 30, 2009, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $171.8 million.  In the event that additional short-term liquidity is needed, the Bank has established relationships with several correspondent banks to provide short-term borrowings in the form of federal funds purchased.

Interest Rate Sensitivity

The banking industry has been required to adapt to an environment in which interest rates may be volatile and in which deposit deregulation has provided customers with the opportunity to invest in liquid, interest rate-sensitive deposits.  The banking industry has adapted to this environment by using a process known as asset/liability (“ALM”) management.

The Company remains slightly asset sensitive and will continue its strategy to originate adjustable rate commercial and installment loans and use investment security cash flows and non-interest bearing and core deposits and customer repurchase agreements to reduce the wholesale borrowings to maintain a more neutral gap position.

ALM management is intended to provide for adequate liquidity and interest rate sensitivity by matching interest rate-sensitive assets and liabilities and coordinating maturities on assets and liabilities.  With the exception of the majority of residential mortgage loans, loans generally are written having terms that provide for a readjustment of the interest rate at specified times during the term of the loan.  In addition, interest rates offered for all types of deposit instruments are reviewed weekly and are established on a basis consistent with funding needs and maintaining a desirable spread between cost and return.

During October 2002, the Company entered into an interest rate swap agreement with a notional amount of $5 million.  This derivative financial instrument effectively converted fixed interest rate obligations of outstanding junior subordinated debt instruments to variable interest rate obligations, decreasing the asset sensitivity of its balance sheet by more closely matching the Company’s variable rate assets with variable rate liabilities.

During 2008, the Company entered into two interest rate swap agreements with a combined notional amount of $15 million.  These derivative financial instruments effectively converted floating rate interest rate obligations of outstanding junior subordinated debt instruments to fixed interest rate obligations, decreasing the asset sensitivity of its balance sheet by more closely matching the Company’s fixed rate assets with fixed rate liabilities.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC.

Item 4.       Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2009.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as a result of the material weakness described in the following paragraph, that the Company’s disclosure controls and procedures were not effective as of such date.

On November 9, 2009, the Company concluded, as a result of discussions with the staff of the Securities and Exchange Commission, that it will amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Forms 10-Q for the quarters ended March 31, 2009 and June 30, 2009 to revise its accounting for certain junior subordinated debentures and the related hedges.  The Company has determined that the accounting treatment under FASB ASC 815 previously used to report the fair value of junior subordinated debt, the fair value of the cash flow hedges and the resultant change in value in accumulated other comprehensive income was incorrect.  The accounting treatment should have been in accordance with FASB ASC 825 and the changes in value reported in operations.  (The Company had elected accounting treatment under FASB ASC 825 for the junior subordinated debt and therefore it was required to use the same accounting treatment for the related cash flow hedges and did not have the option to utilize the accounting treatment prescribed by FASB ASC 815.)  This accounting error and the corresponding restatements have resulted in management’s determination that a material weakness existed with respect to the internal controls over financial reporting related to accounting for the fair value of junior subordinated debt and related interest rate swaps at December 31, 2008.  The material weakness was not identified until November 2009, and continued to exist at March 31, 2009 and June 30, 2009.  To remediate this material weakness, in addition to current procedures the Company has added a review specifically for disclosures and accounting treatment for all complex financial instruments acquired or disposed of during each reporting period.  The material weakness described relates only to the applicable accounting treatment to these complex financial instruments.

Except as described in the preceding paragraph to remediate the material weakness described, there have been no changes in the Company’s internal control over financial reporting during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2        Unregistered Sales of Equity Securities and Use of Proceeds

No shares of the Company’s common stock were repurchased by the Company during the three month period ended September 30, 2009.  The maximum number of common shares that may yet be purchased under the Company’s current stock repurchase program is 115,000 shares.

Item 3        Defaults Upon Senior Securities – None

Item 4        Other Information - None

Item 5         Exhibits

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

VIST FINANCIAL CORP.
(Registrant)

Dated: November 16, 2009	By	/s/Robert D. Davis

Robert D. Davis
President and Chief Executive Officer

Dated: November 16, 2009	By	/s/Edward C. Barrett

Edward C. Barrett
Executive Vice President and Chief Financial Officer