Form 10-Q/A
period 2008-09-30
VIST FINANCIAL CORP
filed 2010-03-26
CIK 775662

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

Amendment No. 1

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

Number of Shares Outstanding
as of March 26, 2010
COMMON STOCK ($5.00 Par Value)	5,855,976
(Title of Class)	(Outstanding Shares)

EXPLANATORY NOTE

This Amendment on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed with the Securities and Exchange Commission (SEC) on November 10, 2008 (Amendment No. 1).  We are filing this Amendment No. 1 to the consolidated financial statements of VIST Financial Corp. and its subsidiaries (the “Company”) for the quarterly period ended September 30, 2008 to correct the following accounting errors and the related effects of those errors: (i) correcting the calculation of fair value on junior subordinated debentures and interest rate swaps, (ii) correcting the accounting for changes in fair value of cash flow hedges and the junior subordinated debentures which was incorrectly recorded through accumulated other comprehensive income (loss) and should have been reflected through operations, and (iii) correcting the misapplication of cash flow hedge accounting to the junior subordinated debentures which were and continue to be accounted for at fair value..  The Company’s previously issued financial statements for this period should no longer be relied upon.

The Company concluded that it would revise its financial statements to properly account for interest rate swaps that were incorrectly designated as cash flow hedging relationships under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  Changes in fair value of the interest rate swaps, previously recognized as unrealized gains (losses) in accumulated other comprehensive income, should have been recognized in earnings.  In addition, the Company measures the fair value of its interest rate swaps by netting the discounted future fixed or variable cash payments and the discounted expected fixed or variable cash receipts based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.  The Company concluded that an incorrect forward yield curve was applied to the fair value of its interest rate swaps.  The Company has adjusted the forward yield curve used in its determination of the fair value of the interest rate swaps which is reflected in these restated financial statements.

The Company has elected to report its junior subordinated debt at fair value with changes in fair value reflected in other income in the consolidated statements of operations.  In addition, the Company measures the fair value of its junior subordinated debt utilizing the income approach whereby the expected cash flows over the remaining estimated life of the debentures are discounted using the Company’s credit spread over the current fully indexed yield based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.  The Company concluded that an incorrect credit spread was applied to the fair value of its junior subordinated debt.  The Company has adjusted the credit spread used in its determination of the fair value of its junior subordinated debt which is reflected in these restated financial statements.

The Company is not required to and has not updated any forward-looking statements previously included in the initial Form 10-Q filed on November 10, 2008.  The errors discussed above do not affect periods prior to the three month period ended September 30, 2008.  Accordingly, the Company has not amended, and does not intend to amend, any of its other reports filed prior to the Form 10-Q for the quarterly period ended September 30, 2008.

This Amendment No. 1 includes changes in “Part I, Item 4 - Controls and Procedures” and reflects Management’s restated assessment of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of September 30, 2008.  This restatement of Management’s assessment regarding disclosure controls and procedures results from management’s determination that a material weakness existed with respect to the internal controls over financial reporting related to accounting for the fair value of junior subordinated debt and related interest rate swaps as of September 30, 2008.

The material weakness existed at September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009 and was not identified until November 2009.  To remediate this material weakness, the Company has added a review specifically for disclosures and accounting treatment for all complex financial instruments acquired or disposed of during each reporting period.  The material weakness relates only to the applicable accounting treatment to these complex financial instruments.  Although management has implemented these additional control procedures to remediate the material weakness, we believe that additional time and testing are necessary before concluding that the material weakness has been remediated.

Except as described in the preceding paragraph to remediate the material weakness described, there have been no changes in the Company’s internal control over financial reporting during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

For additional discussion, see Note 2 included in Part I, Item 1 — Financial Statements of this report.

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

Part I — FINANCIAL INFORMATION

Item 1 — Financial Statements

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(As Restated)
	(Unaudited)
ASSETS

Cash and due from banks	$19,645	$25,473
Interest-bearing deposits in banks	293	316

Total cash and cash equivalents	19,938	25,789

Mortgage loans held for sale	1,710	3,165
Securities available for sale	197,553	186,481
Securities held to maturity, fair value 2008 - $2,144; 2007 - $3,100	3,064	3,078
Federal Home Loan Bank stock	6,648	5,562
Loans, net of allowance for loan losses 2008 - $8,009; 2007 - $7,264	861,434	813,734
Premises and equipment, net	6,610	6,892
Identifiable intangible assets	5,005	3,892
Goodwill	39,710	39,189
Bank owned life insurance	18,360	17,857
Other assets	21,512	19,312

Total assets	$1,181,544	$1,124,951

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$110,802	$109,718
Interest bearing	672,752	602,927

Total deposits	783,554	712,645

Securities sold under agreements to repurchase	125,756	110,881
Federal funds purchased	83,640	118,210
Long-term debt	60,000	45,000
Junior subordinated debt	20,245	20,232
Other liabilities	10,888	11,391

Total liabilities	1,084,083	1,018,359

Shareholders’ equity
Common stock, $5.00 par value; authorized 20,000,000 shares; issued:
5,765,000 shares at September 30, 2008 and 5,746,998 shares at December 31, 2007	28,825	28,735
Surplus	64,276	63,940
Retained earnings	13,198	17,039
Accumulated other comprehensive loss	(7,353)	(1,116)
Treasury stock; 68,354 shares at September 30, 2008 and 89,853 shares at December 31, 2007, at cost	(1,485)	(2,006)

Total shareholders’ equity	97,461	106,592

Total liabilities and shareholders’ equity	$1,181,544	$1,124,951

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(As Restated)		(As Restated)
Interest income:
Interest and fees on loans	$13,858	$14,944	$41,483	$44,267
Interest on securities:
Taxable	2,523	2,140	7,209	5,844
Tax-exempt	248	123	679	393
Dividend income	76	92	364	277
Other interest income	—	6	9	24

Total interest income	16,705	17,305	49,744	50,805

Interest expense:
Interest on deposits	5,006	6,586	15,523	18,596
Interest on short-term borrowings	559	762	1,709	2,676
Interest on securities sold under agreements to repurchase	1,168	985	3,017	2,924
Interest on long-term debt	607	100	1,810	399
Interest on junior subordinated debt	331	470	1,082	1,419

Total interest expense	7,671	8,903	23,141	26,014

Net Interest Income	9,034	8,402	26,603	24,791
Provision for loan losses	525	300	2,585	598

Net Interest Income after provision for loan losses	8,509	8,102	24,018	24,193

Other income:
Customer service fees	893	664	2,189	1,993
Mortgage banking activities	145	432	810	1,524
Commissions and fees from insurance sales	3,052	2,968	8,523	8,674
Brokerage and investment advisory commissions and fees	186	189	650	651
Earnings on investment in life insurance	171	161	503	487
Gain on sale of loans	—	62	47	153
Other Income	584	656	1,568	1,775
Net realized gains (losses) on sales of securities	(6,996)	85	(6,794)	(2,408)

Total other income	(1,965)	5,217	7,496	12,849

Other expense:
Salaries and employee benefits	5,381	5,177	16,509	16,206
Occupancy expense	1,087	1,087	3,285	3,234
Furniture and equipment expense	659	646	2,004	1,937
Marketing and advertising expense	266	398	1,402	1,171
Amortization of identifiable intangible assets	158	157	458	472
Professional services	719	446	1,797	1,199
Outside processing	827	789	2,459	2,395
Insurance expense	277	175	822	491
Other expense	1,195	1,123	3,433	3,233

Total other expense	10,569	9,998	32,169	30,338

Income before income taxes	(4,025)	3,321	(655)	6,704
Income taxes	566	786	909	1,266

Net income	$(4,591)	$2,535	$(1,564)	$5,438

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (continued)

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(As Restated)		(As Restated)
EARNINGS PER SHARE DATA

Average shares outstanding	5,694,482	5,668,516	5,686,782	5,676,197
Basic earnings per share	$(0.81)	$0.45	$(0.28)	$0.96
Average shares outstanding for diluted earnings per share	5,694,482	5,688,714	5,686,782	5,702,582
Diluted earnings per share	$(0.81)	$0.45	$(0.28)	$0.95
Cash dividends declared per share	$—	$0.20	$0.40	$0.57

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2008 and 2007

(Dollar amounts in thousands, except per share data)

	Common Stock				Accumulated
	Number of				Other
	Shares			Retained	Comprehensive	Treasury
	Issued	Par Value	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2007	5,746,998	$28,735	$63,940	$17,039	$(1,116)	$(2,006)	$106,592

Comprehensive income (loss):
Net income (as restated)	—	—	—	(1,564)	—	—	(1,564)
Change in net unrealized gains (losses) on securities available for sale, net of tax effect	—	—	—	—	(6,237)	—	(6,237)
Total comprehensive loss (as restated)							(7,801)

Additional consideration in connection with acquisitions (21,499 shares)	—	—	(137)	—	—	521	384

Common stock issued in connection with directors’ compensation	10,808	54	139	—	—	—	193
Common stock issued in connection with director and employee stock purchase plans	7,194	36	77	—	—	—	113
Compensation expense related to stock options	—	—	257	—	—	—	257

Cash dividends declared ($0.40 per share)	—	—	—	(2,277)	—	—	(2,277)
Balance, September 30, 2008 (as restated)	5,765,000	$28,825	$64,276	$13,198	$(7,353)	$(1,485)	$97,461

	Common Stock				Accumulated
	Number of				Other
	Shares			Retained	Comprehensive	Treasury
	Issued	Par Value	Surplus	Earnings	Loss	Stock	Total
Balance, December 31, 2006	5,454,589	$27,273	$58,733	$20,302	$(2,526)	$(1,652)	$102,130

Adjustment to opening balance, net of tax, for the adoption of SFAS No. 159 (see Note 10)	—	—	—	(409)	—	—	(409)

Adjusted opening balance, January 1, 2007	5,454,589	27,273	58,733	19,893	(2,526)	(1,652)	101,721

Comprehensive income:
Net income	—	—	—	5,438	—	—	5,438
Change in net unrealized gains (losses) on securities available for sale, net of tax effect	—	—	—	—	647	—	647
Total comprehensive income							6,085

Purchase of treasury stock (30,000 shares)	—	—	—	—	—	(573)	(573)
Additional consideration in connection with acquisitions (13,381 shares)	—	—	15	—	—	305	320

Common stock dividend (5%)	270,413	1,352	4,591	(5,943)	—	—	—

Common stock issued in connection with directors’ compensation	9,323	47	176	—	—	—	223
Common stock issued in connection with director and employee stock purchase plans	11,025	55	137	—	—	—	192
Tax benefits from employee stock transactions	—	—	12	—	—	—	12
Compensation expense related to stock options	—	—	190	—	—	—	190
Cash dividends declared ($0.57 per share)	—	—	—	(3,249)	—	—	(3,249)
Balance, September 30, 2007	5,745,350	$28,727	$63,854	$16,139	$(1,879)	$(1,920)	$104,921

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Nine Months Ended
	September 30,	September 30,
	2008	2007
	(As Restated)
Cash Flows From Operating Activities
Net income	$(1,564)	$5,438
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,585	598
Provision for depreciation and amortization of premises and equipment	1,123	1,161
Amortization of identifiable intangible assets	458	472
Deferred income taxes	262	(26)
Director stock compensation	193	223
Net amortization of securities premiums and discounts	3	103
Amortization of mortgage servicing rights	—	51
Decrease in mortgage servicing rights	141	16
Net realized losses (gains) on sales of foreclosed real estate	92	(47)
Net realized losses on sales of securities	6,794	2,408
Proceeds from sales of loans held for sale	23,259	80,233
Net gains on sale of loans	(735)	(1,421)
Loans originated for sale	(21,069)	(76,048)
Increase in investment in life insurance	(503)	(487)
Compensation expense related to stock options	257	190
Net change in fair value of liabilities	13	(67)
Decrease (increase) in accrued interest receivable and other assets	4,921	(1,872)
Decrease in accrued interest payable and other liabilities	(6,363)	(12,360)

Net Cash Provided by (Used In) Operating Activities	9,867	(1,435)

Cash Flow From Investing Activities
Investment securities:
Purchases - available for sale	(133,810)	(111,816)
Principal repayments, maturities and calls - available for sale	30,021	18,724
Principal repayments, maturities and calls - held to maturity	80	—
Proceeds from sales - available for sale	76,404	82,325
Net increase in loans receivable	(51,025)	(43,728)
Proceeds from sale of loans	740	2,030
Net (increase) decrease in Federal Home Loan Bank Stock	(1,086)	108
Net (increase) decrease in foreclosed real estate	(258)	598
Purchases of premises and equipment	(851)	(1,539)
Disposals of premises and equipment	10	455
Net Cash Used In Investing Activities	(79,775)	(52,843)

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollar amounts in thousands)

	Nine Months Ended
	September 30,	September 30,
	2008	2007
	(As Restated)
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

2.                              Restatement of Consolidated Financial Statements

The Company concluded that it would revise its financial statements to properly account for interest rate swaps that were incorrectly designated in cash flow hedging relationships under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  Changes in fair value of the interest rate swaps, previously recognized as unrealized gains (losses) in accumulated other comprehensive income, should have been recognized in earnings.  In addition, the Company measures the fair value of its interest rate swaps by netting the discounted future fixed or variable cash payments and the discounted expected fixed or variable cash receipts based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.  The Company concluded that an incorrect forward yield curve was applied to the fair value of its interest rate swaps.  The Company has adjusted the forward yield curve used in its determination of the fair value of the interest rate swaps which is reflected in these restated financial statements.

The Company has elected to report its junior subordinated debt at fair value with changes in fair value reflected in other income in the consolidated statements of operations.  In addition, the Company measures the fair value of its junior subordinated debt utilizing the income approach whereby the expected cash flows over the remaining estimated life of the debentures are discounted using the Company’s credit spread over the current fully indexed yield based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.  The Company concluded that an incorrect credit spread was applied to the fair value of its junior subordinated debt.  The Company has adjusted the credit spread used in its determination of the fair value of its junior subordinated debt which is is reflected in these restated financial statements.

The following tables set forth the unaudited consolidated restated financial statements for the quarter ended September 30, 2008 previously filed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

The following is a summary of the adjustments to our previously issued unaudited consolidated balance sheet as of September 30, 2008:

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	September 30,			September 30,
	2008			2008
	As Reported	Adjustments	Reclassifications	As Restated
	(Unaudited)			(Unaudited)
ASSETS

Cash and due from banks	$19,645			$19,645
Interest-bearing deposits in banks	293			293

Total cash and cash equivalents	19,938			19,938

Mortgage loans held for sale	1,710			1,710
Securities available for sale (a)	204,201		(6,648)	197,553
Securities held to maturity, fair value 2008 - $2,144; 2007 - $3,100	3,064			3,064
Federal Home Loan Bank stock (a)	—		6,648	6,648
Loans, net of allowance for loan losses 2008 - $8,009; 2007 - $7,264	861,434			861,434
Premises and equipment, net	6,610			6,610
Identifiable intangible assets	5,005			5,005
Goodwill	39,710			39,710
Bank owned life insurance	18,360			18,360
Other assets (b)	21,576	(64)		21,512

Total assets	$1,181,608	$(64)	$—	$1,181,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$110,802			$110,802
Interest bearing	672,752			672,752

Total deposits	783,554			783,554

Securities sold under agreements to repurchase	125,756			125,756
Federal funds purchased	83,640			83,640
Long-term debt	60,000			60,000
Junior subordinated debt (c)	20,112	133		20,245
Other liabilities (b)	11,000	(112)		10,888

Total liabilities	1,084,062	21		1,084,083

Shareholders’ equity
Common stock, $5.00 par value; authorized 20,000,000 shares; issued:
5,765,000 shares at September 30, 2008 and 5,746,998 shares at December 31, 2007	28,825			28,825
Surplus	64,276			64,276
Retained earnings (d)	13,181	17		13,198
Accumulated other comprehensive loss (e)	(7,251)	(102)		(7,353)
Treasury stock; 68,354 shares at September 30, 2008 and 89,853 shares at December 31, 2007, at cost	(1,485)			(1,485)

Total shareholders’ equity	97,546	(85)		97,461

Total liabilities and shareholders’ equity	$1,181,608	$(64)		$1,181,544

(a) Reclassification of Federal Home Loan Bank and American Central Bankers Bank stock from Securities Available for Sale to Federal Home Loan Bank stock.

(b) Adjustment to properly record the interest rate swaps at fair value. The Company adjusted the forward yield curve used in its determination of the fair value of the interest rate swaps to reflect a more appropriate fair value in the restated financial statements.

(c) Adjustment to properly record the junior subordinated debentures at fair value. The fair value is estimated utilizing the income approach whereby the expected cash flows over the remaining estimated life of the debentures are discounted using the Company’s estimated credit spread over the current fully indexed yield based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.  The Company has adjusted the credit spreads used in its determination of the fair value of its junior subordinated debt to reflect a more appropriate fair value in the restated financial statements.

(d) Adjustment related to the change in net income as a result of the correction of the errors related to the measurement of certain junior subordinated debentures and the accounting and measurement of interest rate swaps that were improperly designated as cash flow hedges.

(e) Adjustment to reverse the effects of improper accounting treatment for interest rate swaps that were improperly accounted for as cash flow hedges. The change in fair value of the interest rate swaps is included as a component of other income in the restated consolidated statements of income.

The following is a summary of the adjustments to our previously issued unaudited consolidated statements of income for the three and nine months ended September 30, 2008:

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

For the Periods Ended September 30, 2008

(Amounts in thousands, except per share data)

	Three Months Ended				Nine Months Ended
	September 30, 2008			September 30, 2008	September 30, 2008			September 30, 2008
	As Reported	Adjustments	Reclassifications	As Restated	As Reported	Adjustments	Reclassifications	As Restated

Interest income:
Interest and fees on loans	$13,858			$13,858	$41,483			$41,483
Interest on securities:
Taxable	2,523			2,523	7,209			7,209
Tax-exempt	248			248	679			679
Dividend income (f)	123		(47)	76	507		(143)	364
Other interest income	—			—	9			9

Total interest income	16,752		(47)	16,705	49,887		(143)	49,744

Interest expense:
Interest on deposits	5,006			5,006	15,523			15,523
Interest on short-term borrowings	559			559	1,709			1,709
Interest on securities sold under agreements to repurchase	1,168			1,168	3,017			3,017
Interest on long-term debt	607			607	1,810			1,810
Interest on junior subordinated debt	331			331	1,082			1,082

Total interest expense	7,671			7,671	23,141			23,141

Net Interest Income	9,081		(47)	9,034	26,746		(143)	26,603
Provision for loan losses	525			525	2,585			2,585

Net Interest Income after provision for loan losses	8,556		(47)	8,509	24,161		(143)	24,018

Other income:
Customer service fees	893			893	2,189			2,189
Mortgage banking activities	145			145	810			810
Commissions and fees from insurance sales	3,052			3,052	8,523			8,523
Brokerage and investment advisory commissions and fees	186			186	650			650
Earnings on investment in life insurance	171			171	503			503
Gains on sale of loans	—			—	47			47
Other Income (f), (g)	511	26	47	584	1,399	26	143	1,568
Net realized gains (losses) on sales of securities	(6,996)			(6,996)	(6,794)			(6,794)

Total other income	(2,038)	26	47	(1,965)	7,327	26	143	7,496

Other expense:
Salaries and employee benefits	5,381			5,381	16,509			16,509
Occupancy expense	1,087			1,087	3,285			3,285
Furniture and equipment expense	659			659	2,004			2,004
Marketing and advertising expense	266			266	1,402			1,402
Amortization of identifiable intangible assets	158			158	458			458
Professional services	719			719	1,797			1,797
Outside processing	827			827	2,459			2,459
Insurance expense	277			277	822			822
Other expense	1,195			1,195	3,433			3,433

Total other expense	10,569			10,569	32,169			32,169

Income before income taxes	(4,051)	26		(4,025)	(681)	26		(655)
Income taxes (h)	557	9		566	900	9		909

Net income	$(4,608)	$17	$—	$(4,591)	$(1,581)	$17	$—	$(1,564)

EARNINGS PER SHARE DATA

Average shares outstanding	5,694,482			5,694,482	5,686,782			5,686,782
Basic earnings per share	$(0.81)	—		$(0.81)	$(0.28)	—		$(0.28)
Average shares outstanding for diluted earnings per share	5,694,482			5,694,482	5,686,782			5,686,782
Diluted earnings per share	$(0.81)	—		$(0.81)	$(0.28)	—		$(0.28)
Cash dividends declared per share	$—			$—	$0.40			$0.40

(f) Reclassification of dividend income on Federal Home Loan Bank stock from interest income to other income.

(g) Adjustment to record the change in the fair market value of the interest rate swaps, the junior subordinated debentures and to reverse the effect of the treatment of the interest rate swaps as cash flow hedges.

(h) Adjustment to record the income tax effect of the change in the fair value of the cash flow hedge and junior subordinated debentures.

3.                                 Earnings (Loss) Per Common Share

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

Earnings (loss) per common share for the respective periods indicated have been computed based upon the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(As Restated)		(As Restated)
	(Dollar amounts in thousands)

Net income (loss) available to shareholders	$(4,591)	$2,535	$(1,564)	$5,438

Average shares outstanding	5,694,482	5,668,516	5,686,782	5,676,197
Effect of dilutive stock options	—	20,198	—	26,385

Average number of shares used to calculate diluted earnings per share	5,694,482	5,688,714	5,686,782	5,702,582

4.                                 Derivative Instruments

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

5.                                 Comprehensive Income (Loss)

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(As Restated)		(As Restated)
	(Dollar amounts in thousands)

Net (loss) income	$(4,591)	$2,535	$(1,564)	$5,438

Unrealized holding (losses) gains on available for sale securities	(9,624)	1,608	(16,244)	(1,428)
Reclassification adjustment for losses (gains) included in income	6,996	(85)	6,794	2,408

Net unrealized (losses) gains	(2,628)	1,523	(9,450)	980
Income tax effect	894	(518)	3,213	(333)

Other comprehensive (loss) income	(1,734)	1,005	(6,237)	647

Total comprehensive (loss) income	$(6,325)	$3,540	$(7,801)	$6,085

6.                                 Guarantees

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

7.                                 Segment Information

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

	Banking and Financial Services	Mortgage Banking	Insurance Services	Investment Services	Total
	(Dollar amounts in thousands)
Three months ended September 30, 2008
Net interest income and other income from external sources (as restated)	$3,231	$523	$3,110	$205	$7,069
Income (loss) before income taxes (as restated)	(4,872)	132	739	(24)	(4,025)

Three months ended September 30, 2007
Net interest income and other income from external sources	$9,767	$665	$2,969	$218	$13,619
Income (loss) before income taxes	2,518	181	658	(36)	3,321

Nine Months Ended September 30, 2008
Net interest income and other income from external sources (as restated)	$22,529	$2,274	$8,584	$712	$34,099
Income (loss) before income taxes (as restated)	(3,091)	937	1,542	(43)	(655)

Nine Months Ended September 30, 2007
Net interest income and other income from external sources	$26,146	$2,118	$8,647	$729	$37,640
Income (loss) before income taxes	4,574	506	1,677	(53)	6,704

8.                                 Stock Incentive Plans

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

9.                                 Debt and Borrowings

Total debt decreased by $4.7 million, or 2.1% annualized, to $289.6 million at September 30, 2008 from $294.3 million at December 31, 2007.  The decrease in total debt and borrowings was primarily due to an increase in organic growth in total deposits of $70.9 million to $783.6 million at September 30, 2008 from $712.6 million at December 31, 2007.

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

11.           Recently Issued Accounting Standards

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

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  This FSP is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

In September 2008, the FASB issued FASB Staff Position (FSP) FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP FAS 133-1 and FIN 45-4).  (FSP) FAS 133-1

and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees.  It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods.  (FSP) FAS 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008.  The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

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

12.           Fair Value Measurements and Fair Value of Financial Instruments

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

Federal Home Loan Bank Stock — Federal law requires a member institution of the Federal Home Loan Bank to hold stock of its district FHLB according to a predetermined formula.  The Federal Home Loan Bank stock is carried at cost.

Interest Rate Swap Agreements — The Company has recorded the fair value of its interest rate swaps utilizing Level 3 inputs, with unrealized gains and losses reflected in other income in the consolidated statements of operations.  The fair value measurement of the interest rate swaps is determined by netting the discounted future fixed or variable cash payments and the discounted expected fixed or variable cash receipts based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.

Junior Subordinated Debt — The Company has elected to record its junior subordinated debt at fair value.  The Company recorded the fair value of its junior subordinated debt utilizing Level 3 inputs, with unrealized gains and losses reflected in other income in the consolidated statements of operations.  The fair value is estimated utilizing the income approach whereby the expected cash flows over the remaining estimated life of the debentures are discounted using the Company’s credit spread over the current fully indexed yield based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.  The Company’s credit spread was calculated based on similar trust preferred securities issued within the last twelve months.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB SFAS No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items), such as goodwill, that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS No. 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applied SFAS No. 157 in interim or annual financial statements prior to the issuance of FSP FAS 157-2.The Company is currently evaluating the impact, if any, which the adoption of FSP FAS 157-2 will have on the Company’s operating income or net earnings.

The following table presents the assets and liabilities measured on a recurring basis reported on the consolidated statements of financial condition at their fair value by level within the fair value hierarchy.

	As of September 30, 2008
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Loans held for sale		$1,710	$—	$1,710
Impaired loans	—	—	11,407	11,407
Securities available for sale*	2,017	195,536	—	197,553

Liabilities (as restated):
Junior subordinated debt	$—	$—	$20,245	$20,245
Interest rate swaps	—	—	(121)	(121)

*This table has been adjusted to reflect the Company’s reclassification of Federal Home Loan Bank stock from securities available for sale to Federal Home Loan Bank stock.  See Note 2, “Restatement of Consolidated Financial Statements” to the consolidated financial statements included in this Form 10-Q.

Impaired loans totaled $11.4 million at September 30, 2008, compared to $6.6 million at December 31, 2007.  The $4.8 million increase in non-performing loans from December 31, 2007 to September 30, 2008, was due primarily to three commercial real estate loans totaling approximately $4.2 million.

As a result of the change in fair value of the junior subordinated debt and interest rate swaps, included in other non-interest income for the first nine months of 2008 is a pre-tax loss of approximately $26,000.

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

Restatement of Consolidated Financial Statements

As indicated in Note 2 to the Notes to Consolidated Financial Statements, the Company has restated its financial statements for the quarter ended September 30, 2008.  The discussion in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, gives effect to the restatement of the Company’s financial statements.

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

For the quarter ended September 30, 2008, the Company had a net loss of $4.59 million, a decrease of 281.1%, as compared to net income of $2.54 million for the same period in 2007.  For the first nine months of 2008, the Company had a net loss of $1.56 million, a decrease of 128.8%, as compared to net income of $5.44 million for the same period in 2007. Basic and diluted earnings per share for the third quarter of 2008 were ($0.81) compared to basic and diluted earnings per share of $0.45 for the same period of 2007.  For the nine months ended September 30, 2008, basic and diluted earnings per share were ($0.28) as compared to basic and diluted earnings per share of $0.96 and $0.95, respectively, for the same period of 2007.  The net loss for the nine months ended September 30, 2008 resulted primarily from the OTTI charges of $6.8 million on Fannie Mae and Freddie Mac perpetual preferred stock in the third quarter of 2008.  Included in the operating results for the first nine months of 2008 were pretax re-branding costs of approximately $595,000 associated with the Company’s name change to VIST Financial Corp. and additional expense charged to the provision for loan losses (see provision for loan loss allowance discussion).

The following are the key ratios for the Company as of:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(As Restated)		(As Restated)

Return on average assets	-1.52%	0.94%	-0.18%	0.69%
Return on average shareholders’ equity	-17.83%	9.66%	-1.97%	7.00%
Dividend payout ratio	0.00%	44.44%	-142.86%	60.00%
Average shareholders’ equity to average assets	8.55%	9.69%	9.12%	9.82%

Net Interest Income

Net interest income is a primary source of revenue for the Company.  Net interest income results from the difference between the interest and fees earned on loans and investments and the interest paid on deposits to customers and other non-deposit sources of funds, such as repurchase agreements and short and long-term borrowed funds.  Net interest margin is the difference between the gross (tax-effected) yield on earning assets and the cost of interest bearing funds as a percentage of earning assets.  All discussion of net interest income and net interest margin is on a fully taxable equivalent basis (FTE).

FTE net interest income before the provision for loan losses for the three months ended September 30, 2008 was $9.4 million, an increase of $0.7 million, or 8.1%, compared to the $8.7 million reported for the same period in 2007.  FTE net interest income before the provision for loan losses for the nine months ended September 30, 2008 was $27.7 million, an increase of $2.1 million, or 8.1%, compared to the $25.6 million reported for the same period in 2007.  The FTE net interest margin decreased to 3.44% for the third quarter of 2008 from 3.56% for the same period in 2007.  The FTE net interest margin decreased to 3.51% for the first nine months of 2008 from 3.61% for the same period in 2007.

The following summarizes net interest margin information:

	Three months ended September 30,
	2008 (As Restated)			2007
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$704,869	$11,249	6.24	$625,661	$12,004	7.51
Mortgage	46,446	721	6.21	44,006	716	6.50
Consumer	130,445	2,091	6.38	126,123	2,414	7.59
Investments (2) (3)	204,563	3,009	5.88	171,892	2,461	5.73
Other short-term investments	287	1	1.95	482	6	4.59

Total interest-earning assets	$1,086,610	$17,071	6.15	$968,164	$17,601	7.11

Interest-Bearing Liabilities:
Transaction accounts	$333,736	$1,514	1.81	$329,621	$2,480	2.99
Certificates of deposit	339,363	3,492	4.09	336,480	4,106	4.84
Securities sold under agreement to repurchase	125,678	1,168	3.70	94,964	985	4.07
Short-term borrowings	95,337	559	2.29	58,292	762	5.11
Long-term borrowings	60,000	607	3.96	11,109	100	3.51
Junior subordinated debt	20,160	331	6.53	20,360	470	9.17
Total interest-bearing liabilities	974,274	7,671	3.13	850,826	8,903	4.15

Noninterest-bearing deposits	110,903	—		108,999	—

Total cost of funds	$1,085,177	7,671	2.96	$959,825	8,903	3.68

Net interest margin (fully taxable equivalent)		$9,400	3.44		$8,698	3.56

(1)          Loan fees have been included in the interest income totals presented.  Nonaccrual loans have been included in average loan balances.

(2)          Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

(3)          This table has been adjusted to reflect the Company’s reclassification of Federal Home Loan Bank stock from securities available for sale to Federal Home Loan Bank stock.  See Note 2, “Restatement of Consolidated Financial Statements” to the consolidated financial statements included in this Form 10-Q.

	Nine Months Ended September 30,
	2008
	(As Restated)			2007
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$678,831	$33,489	6.48	$609,761	$35,258	7.63
Mortgage	46,624	2,242	6.41	44,169	2,130	6.43
Consumer	128,200	6,348	6.61	128,919	7,399	7.68
Investments (2) (3)	200,419	8,769	5.83	166,017	6,845	5.50
Other short-term investments	385	10	3.46	711	24	4.51

Total interest-earning assets	$1,054,459	$50,858	6.34	$949,577	$51,656	7.17

Interest-Bearing Liabilities:
Transaction accounts	$325,675	$4,847	1.99	$310,765	$6,801	2.93
Certificates of deposit	329,898	10,677	4.32	327,873	11,795	4.81
Securities sold under agreement to repurchase	120,266	3,016	3.35	93,827	2,924	4.11
Short-term borrowings	84,510	1,709	2.66	66,927	2,676	5.27
Long-term borrowings	59,799	1,810	3.98	15,189	399	3.46
Junior subordinated debt	20,142	1,082	7.18	20,282	1,419	9.35
Total interest-bearing liabilities	940,290	23,141	3.29	834,863	26,014	4.17

Noninterest-bearing deposits	106,994	—		106,966	—

Total cost of funds	$1,047,284	23,141	2.96	$941,829	26,014	3.69
Net interest margin (fully taxable equivalent)		$27,717	3.51		$25,642	3.61

(1)          Loan fees have been included in the interest income totals presented.  Nonaccrual loans have been included in average loan balances.

(2)          Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

(3)          This table has been adjusted to reflect the Company’s reclassification of Federal Home Loan Bank stock from securities available for sale to Federal Home Loan Bank stock.  See Note 2, “Restatement of Consolidated Financial Statements” to the consolidated financial statements included in this Form 10-Q.

Average interest-earning assets for the three months ended September 30, 2008 were $1.09 billion, a $118.4 million, or 12.2%, increase over average interest-earning assets of $968.2 million for the same period in 2007.  Average interest-earning assets for the nine months ended September 30, 2008 were $1.05 billion, a $104.9 million, or 11.0%, increase over average interest-earning assets of $949.6 million for the same period in 2007. The yield on average interest-earning assets decreased by 96 basis points to 6.15% for the third quarter of 2008, compared to 7.11% for the same period in 2007. The yield on average interest-earning assets decreased by 83 basis points to 6.34% for the first nine months of 2008, compared to 7.17% for the same period in 2007.

Average interest-bearing liabilities for the three months ended September 30, 2008 were $974.3 million, a $123.4 million, or 14.5%, increase over average interest-bearing liabilities of $850.8 million for the same period in 2007. Average interest-bearing liabilities for the nine months ended September 30, 2008 were $940.3 million, a $105.4 million, or 12.6%, increase over average interest-bearing liabilities of $834.9 million for the same period in 2007.  In addition, average non-interest-bearing deposits increased to $110.9 million for the three months ended September 30, 2008, from $109.0 million for the same time period of 2007.  Average non-interest-bearing deposits remained the same at $107.0 million for the nine months ended September 30, 2008 and for the same time period of 2007.  The average interest rate on total non interest-bearing and interest-bearing liabilities decreased by 102 basis points to 3.13% for the three months ended September 30, 2008, compared to 4.15% for the same period in 2007.  The average interest rate paid on total interest-bearing liabilities decreased by 88 basis points to 3.29% for the nine months ended September 30, 2008, compared to 4.17% for the same period in 2007.

For the three months ended September 30, 2008, net interest income before the provision for loan losses increased 8.1% to $9.4 million compared to $8.7 million for the same period in 2007.  For the nine months ended September 30, 2008, net interest income before the provision for loan losses increased 8.1% to $27.7 million compared to $25.6 million for the same period in 2007.

For the nine months ended September 30, 2008, total interest income decreased 2.1% to $49.7 million compared to $50.8 million for the same period in 2007.  The decrease in total interest income for the nine months ended September 30, 2008 was primarily the result of a decrease in earning asset yields compared to the same period in 2007.  Average earning assets increased due mainly to an increase in average commercial loans outstanding and available for sale investment securities.  Average commercial loans increased by $69.1 million, or 11.3% from September 30, 2007 to September 30, 2008.  Additionally, average total investment securities increased by $34.4 million or 20.7% from September 30, 2007 to September 30, 2008.  Earning asset yields on average outstanding loans decreased due mainly to a decrease in the targeted short-term interest rate, as established by the Federal Reserve Bank (“FRB”), which resulted in a decrease in the prime rate from 7.75% at September 30, 2007 to 5.00% at September 30, 2008.  Earning asset yields on investment securities increased from 5.50% at September 30, 2007 to 5.83% at September 30, 2008.  In March 2007, the Company restructured the investment portfolio by selling approximately $64.1 million of available for sale investment securities and reinvesting the proceeds into higher yielding available for sale investment securities.

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

Other Income

Total other income for the three months ended September 30, 2008 totaled ($2.0) million, a decrease of $7.2 million, or 137.7%, from other income of $5.2 million for the same period in 2007.  Total other income for the nine months ended September 30, 2008 totaled $7.5 million, a decrease of $5.3 million, or 41.7%, from other income of $12.8 million for the same period in 2007.  The decrease in other income for the three and nine month periods ended September

30, 2008 as compared to the same periods last year is due primarily to OTTI charges relating to certain equity holdings discussed below.

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

For the three months ended September 30, 2008, other income including gain on sale of loans decreased to $584,000 from $718,000, or 18.7%, for the same period in 2007.  For the nine months ended September 30, 2008, other income including gain on sale of loans decreased to $1.6 million from $1.9 million, or 16.2%, for the same period in 2007.  The decrease in other income including gain on sale of loans for the comparative three and nine month periods is due primarily to a decrease in merchant commission income and a declining volume of SBA loans sold.

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

Income Taxes

Income tax expense for the third quarter of 2008 was $566,000 compared with $786,000 for the same period of 2007.  Income tax expense for the nine months ended September 30, 2008 was $909,000 compared to $1.3 million for the same period of 2007.  The effective income tax rate for the Company for the three months ended September 30, 2008 was (14.1%) compared to 23.7% for the same period of 2007.  The effective income tax rate for the Company for the nine months ended September 30, 2008 was (138.8%) compared to 18.9% for the same period of 2007.  The decrease in the effective income tax rate for the comparative nine and three month periods is due primarily to the timing of the tax benefit treatment of the ordinary loss resulting from the $6.8 million Fannie Mae and Freddie Mac perpetual preferred stock charged to earnings for the nine and three months ended September 30, 2008, discussed earlier.  The ordinary loss treatment provided by section 301 of the Emergency Economic Stabilization Act of 2008 (“EESA”) will allow the Company to recognize the tax benefit of approximately $2.3 million in the fourth quarter of 2008.  Also included in income tax expense for the nine and three months ended September 30, 2008 and 2007 is a federal tax benefit of a $5,000,000 investment in an affordable housing, corporate tax credit limited partnership.

Financial Condition

The total assets of the Company at September 30, 2008 were $1.18 billion, an increase of approximately $56.6 million, or 6.7% annualized, from $1.12 billion at December 31, 2007.

Mortgage Loans Held for Sale

Mortgage loans held for sale decreased $1.5 million, or 61.3% annualized, to $1.7 million at September 30, 2008 from $3.2 million at December 31, 2007.  This decrease is primarily related to a decrease in loans originated for sale into the secondary residential real estate loan market through VIST Mortgage.

Securities Available for Sale

Investment securities available for sale increased $11.1 million, or 7.9% annualized, to $197.6 million at September 30, 2008 from $186.5 million at December 31, 2007.  Included in securities available for sale at September 30, 2008 was a $15.0 million leveraged transaction utilizing quality mortgage-backed securities as collateral for borrowings classified as securities sold under agreements to repurchase.  The leveraged transaction will generate a net interest spread of approximately 323 basis points or $484,000 in net interest income annually over the next two years.  Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity. Accumulated other comprehensive loss increased by $6.2 million from December 31, 2007 to September 30, 2008. This increase of the unrealized losses on the Company’s investment portfolio was primarily caused by illiquidity in the market resulting from the current economic crisis and the federal takeover of Fannie Mae and Freddie Mac.

The amortized cost and estimated fair value of securities available for sale were as follows at September 30, 2008 and December 31, 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available For Sale	Cost	Gains	Losses	Value
	(Dollar amounts in thousands)
September 30, 2008:
Obligations of U.S. Government agencies and corporations	$7,008	$—	$(191)	$6,817
Mortgage-backed debt securities	159,589	421	(2,856)	157,154
State and municipal obligations	23,961	—	(1,717)	22,244
Other debt securities	14,216	—	(6,369)	7,847
Equity securities*	3,919	—	(428)	3,491
	$208,693	$421	$(11,561)	$197,553
December 31, 2007:
Obligations of U.S. Government agencies and corporations	$5,889	$11	$(2)	$5,898
Mortgage-backed debt securities	136,103	683	(587)	136,199
State and municipal obligations	20,582	20	(199)	20,403
Other debt securities	14,415	—	(494)	13,921
Equity securities*	11,183	135	(1,258)	10,060
	$188,172	$849	$(2,540)	$186,481

*This table has been adjusted to reflect the Company’s reclassification of Federal Home Loan Bank stock from securities available for sale to Federal Home Loan Bank stock.  See Note 2, “Restatement of Consolidated Financial Statements” to the consolidated financial statements included in this Form 10-Q.

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

The allowance for loan losses is an amount that management believes to be adequate to absorb probable losses in the loan portfolio.  Additions to the allowance are charged through the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.  Management regularly assesses the adequacy of the allowance by performing both quantitative and qualitative evaluations of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, the value of any underlying collateral, risk characteristics in the loan portfolio, local and national economic conditions, and other relevant factors.  Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.  Based upon the results of such reviews, management believes that the allowance for loan losses at September 30, 2008 was adequate to absorb probable credit losses inherent in the portfolio at that date.

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

Borrowings

Total debt decreased by approximately $4.7 million, or 2.1% annualized, to $289.6 million at September 30, 2008 from $294.3 million at December 31, 2007.  The decrease in total debt and borrowings was primarily due to overnight federal funds which decreased to $83.6 million at September 30, 2008 from $118.2 million at December 31, 2007.  The net decrease in borrowed funds was due primarily to deposits increasing to $783.6 million at September 30, 2008 from $712.6 million at December 31, 2007.  Securities sold under agreements to repurchase increased by $14.9 million, or 17.9% annualized, for the nine months ended September 30, 2008.  Long-term debt increased by $15.0 million, or 44.4% annualized, for the nine months ended September 30, 2008.

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

Capital

Total shareholders’ equity decreased $9.1 million, or 11.4% annualized, to $97.5 million at September 30, 2008 from $106.6 million at December 31, 2007. Included in shareholders’ equity is an unrealized loss position on available for sale securities, net of taxes, as of September 30, 2008, of $7.4 million compared to an unrealized loss position on available for sale securities, net of taxes, of $1.1 million at December 31, 2007.  The decrease in shareholders’ equity for the comparative nine and three month periods ended September 30, 2008, is due primarily to the ordinary loss resulting from the $6.8 million Fannie Mae and Freddie Mac perpetual preferred stock charged to earnings discussed earlier.  Although the $2.3 million tax benefit of the OTTI loss will not occur until the fourth quarter of 2008, the company was instructed by federal bank regulatory agencies to effect the calculation of risk based capital by this benefit for the third quarter of 2008.

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

An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders’ equity less intangible assets (Tier 1 risk-based capital), to average quarterly assets less intangible assets.  The leverage ratio at September 30, 2008 was 7.16% compared to 7.99% at December 31, 2007.  This decrease is primarily the result of an increase in average total assets.  For the nine months ended September 30, 2008, the capital ratios were above minimum regulatory guidelines.

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

The following table sets forth the Company’s risk-based capital amounts and ratios.

	September 30,	December 31,
	2008	2007
	(As Restated)
	(Dollar amounts in thousands)

Tier I
Common shareholders’ equity excluding unrealized gains (losses) on securities	$97,461	$106,592
Disallowed intangible assets	(44,480)	(42,793)
Junior subordinated debt	20,095	20,082
Other Additions to Tier I Capital	2,326	—
Tier II
Allowable portion of allowance for loan losses	8,009	7,264
Unrealized losses on available for sale equity securities	7,070	375
Total risk-based capital	$90,481	$91,520
Risk adjusted assets (including off-balance sheet exposures)	$846,127	$823,056

Leverage ratio	7.16%	7.99%
Tier I risk-based capital ratio	9.75%	10.24%
Total risk-based capital ratio	10.69%	11.12%

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

Junior Subordinated Debt

On March 9, 2000 and September 26, 2002, the Company established First Leesport Capital Trust I and Leesport Capital Trust II, respectively, in which the Company owns all of the common equity.  First Leesport Capital Trust I issued $5 million of mandatory redeemable capital securities carrying an interest rate of 10.875%, and Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus

3.45%.  These debentures are the sole assets of the Trusts.  These securities must be redeemed in March 2030 and September 2032, respectively, but may be redeemed on or after March 2010 and November 2007, respectively, or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities no longer qualifies as Tier I capital for the Company.  In October 2002, the Company entered into an interest rate swap agreement that effectively converts the $5 million of fixed-rate capital securities to a floating interest rate of six month LIBOR plus 5.25%.  In September 2008, the Company entered into an interest rate swap agreement that effectively converts the $10 million of adjustable-rate capital securities to a fixed interest rate of 7.25%.  Interest began accruing on the Leesport Capital Trust II swap in February 2009. (see note 4 of consolidated financial statements).

On June 26, 2003, Madison established Madison Statutory Trust I in which the Company owns all of the common equity.  Madison Statutory Trust I issued $5 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10%.  These debentures are the sole assets of the Trusts.  These securities must be redeemed in June 2033, but may be redeemed on or after September 26, 2008 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities no longer qualifies as Tier I capital for the Company.  In September 2008, the Company entered into an interest rate swap agreement that effectively converts the $5 million of adjustable-rate capital securities to a fixed interest rate of 6.90%.  Interest began accruing on the Madison Statutory Trust I swap in March 2009. (see note 4 of consolidated financial statements).

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

At September 30, 2008, the Company had a total of $289.6 million, or 24.5%, of total assets in borrowed funds.  These borrowings included $125.8 million of repurchase agreements, $83.6 million of federal funds purchased, $60 million of term borrowings with the Federal Home Loan Bank, and $20.2 million in junior subordinated debt.  The FHLB borrowings have final maturities ranging from November 2008 through January 2011 at interest rates ranging from 3.45% to 4.28%.  At September 30, 2008, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $204.9 million.  The Company remains slightly liability sensitive and will continue its strategy to originate adjustable rate commercial and installment loans and use investment security cash flows and non-interest bearing and core deposits and repurchase agreements to reduce the overnight borrowings to maintain a more neutral gap position.

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

Item 4 - Controls and Procedures

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2008.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as a result of the material weakness described in the following paragraph, that the Company’s disclosure controls and procedures were not effective as of such date.

On November 9, 2009, the Company concluded that it will amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Forms 10-Q for the quarters ended September 30, 2008, March 31, 2009 and June 30, 2009, to properly account for interest rate swaps that were incorrectly designated in cash flow hedging relationships under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  Changes in fair value of the interest rate swaps, previously recognized as unrealized gains (losses) in accumulated other comprehensive income, should have been recognized in earnings.  In addition, the Company applied an incorrect forward yield curve used in its determination of the fair value of the interest rate swaps.  The Company has adjusted the forward yield curve used in its determination of the fair value of the interest rate swaps which is reflected in these restated financial statements.  The Company has elected to report its junior subordinated debt at fair value with changes in fair value reflected in other income in the consolidated statements of operations.  The Company concluded that an incorrect credit spread was applied to the fair value of its junior subordinated debt.  The Company has adjusted the credit spread used in its determination of the fair value of its junior subordinated debt which is is reflected in these restated financial statements.

This accounting error and the corresponding restatements have resulted in management’s determination that a material weakness existed with respect to the internal controls over financial reporting related to accounting for the fair value of junior subordinated debt and related interest rate swaps at September 30, 2008.  The material weakness existed at September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009 and was not identified until November 2009.  To remediate this material weakness, the Company has added a review specifically for disclosures and accounting treatment for all complex financial instruments acquired or disposed of during each reporting period.  The material weakness described relates only to the applicable accounting treatment to these complex financial instruments.

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

VIST FINANCIAL CORP.
(Registrant)

Dated: March 26, 2010	By	/s/Robert D. Davis

Robert D. Davis
President and Chief
Executive Officer

Dated: March 26, 2010	By	/s/Edward C. Barrett

Edward C. Barrett
Executive Vice President and
Chief Financial Officer