Form 10-K/A
period 2008-12-31
VIST FINANCIAL CORP
filed 2010-03-26
CIK 775662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

Amendment No. 1

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

Number of Shares of Common Stock Outstanding at March 26, 2010:  5,855,976

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement prepared in connection with its Annual Meeting of Stockholders to be held on April 21, 2009 are incorporated in Part III hereof.

PART I

EXPLANATORY NOTE

This Amendment on Form 10-K/A amends our Annual Report on Form 10-K for the annual period ended December 31, 2008, filed with the Securities and Exchange Commission (SEC) on March 6, 2009 (Amendment No. 1).  We are filing this Amendment No. 1 to the consolidated financial statements of VIST Financial Corp. and its subsidiaries (the “Company”) for the annual period ended December 31, 2008 to correct the following accounting errors and the related effects of those errors: (i) correcting the calculation of fair value on junior subordinated debentures and interest rate swaps, (ii) correcting the accounting for changes in fair value of cash flow hedges and the junior subordinated debentures which was incorrectly recorded through accumulated other comprehensive income (loss) and should have been reflected through operations, and (iii) correcting the misapplication of cash flow hedge accounting to the junior subordinated debentures which were and continue to be accounted for at fair value.  The Company’s previously issued financial statements for this period should no longer be relied upon.

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

The Company is not required to and has not updated any forward-looking statements previously included in the initial Form 10-K filed on March 6, 2009.  The errors discussed above do not affect periods prior to the three month period ended September 30, 2008.  Accordingly, the Company has not amended, and does not intend to amend, any of its other reports filed prior to the Form 10-Q for the quarterly period ended September 30, 2008.

This Amendment No. 1 includes changes in “Item 9A - Controls and Procedures” and reflects Management’s restated assessment of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2008.  This restatement of Management’s assessment regarding disclosure controls and procedures results from management’s determination that a material weakness existed with respect to the internal controls over financial reporting related to accounting for the fair value of junior subordinated debt and related interest rate swaps as of September 30, 2008 and December 31, 2008.

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

Except as described in the preceding paragraph to remediate the material weakness described, there have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

For additional discussion, see “Item 8 — Financial Statements and Supplementary Data” of this report.

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

The Company’s common stock is traded on the NASDAQ Global Market system under the symbol “VIST.”

At December 31, 2008, the Company had total assets of $1.2 billion, total shareholders’ equity of $123.6 million, and total deposits of $850.6 million.

On December 19, 2008, the Company issued to the United States Department of the Treasury (“Treasury”) 25,000 shares of Series A, Fixed Rate, Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $1,000 per share, and a warrant (“Warrant”) to purchase 364,078 shares of the Company’s common stock, par value $5.00 per share, for an aggregate purchase price of $25.0 million in cash (see note 16 of the consolidated financial statements).  The issuance of the Series A Preferred Stock also carries certain restrictions with regards to the Company’s declaration and payment of cash dividends on common stock and the redemption, purchase or acquisition any shares of Common Stock or other capital stock or other equity securities of any kind of the Company, or any junior subordinate debt (trust preferred securities) issued by the Company or any affiliate of the Company.

Subsidiary Activities

The Bank

The Company’s wholly-owned banking subsidiary is VIST Bank (“VIST Bank” or the “Bank”), a Pennsylvania chartered commercial bank.  During the year ended December 31, 2000, the charters of The First National Bank of Leesport, incorporated under the laws of the United States of America as a national bank in 1909, and Merchants Bank of Pennsylvania, both wholly-owned banking subsidiaries of the Company at that time, were merged into a single charter.  VIST Bank operates in Berks, Schuylkill, Philadelphia, Delaware and Montgomery counties in Pennsylvania.

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

VIST Realty Solutions, LLC, a Pennsylvania limited liability company, provides title insurance and other real estate related services to the Company’s customers through limited partnership arrangements with unaffiliated third parties involved in the real estate services industry.  The capital contributions of VIST Realty Solutions, LLC in connection with the formation of each of the limited partnerships were not material.  None of the limited partnership arrangements involves the use of a special purposes entity for financial accounting purposes or any off-balance sheet financing technique.  On October 29, 2008, VIST Realty Solutions, LLC dissolved its operations by selling its partnership interest to the remaining limited partnerships for an amount which approximated its initial capital contribution.  Neither the Company nor any other affiliate of the Company nor VIST Realty Solutions, LLC has any continuing contractual financial commitment to the limited partnerships.

Commercial and Retail Banking

VIST Bank provides services to its customers through seventeen full service financial centers, which operate under VIST Bank’s name in Leesport, Blandon, Bern Township, Wyomissing, Breezy Corner, Hamburg, Birdsboro, Northeast Reading, Exeter Township, and Sinking Spring all of which are in Berks County, Pennsylvania.  VIST Bank also operates a financial center in Schuylkill Haven, which is located in Schuylkill County, Pennsylvania.  VIST Bank also operates financial centers in Blue Bell, Conshohocken, Oaks and Centre Square all of which are in Montgomery County, Pennsylvania.  The Bank closed its Horsham financial center in 2008.  The Bank also operates a financial center in Fox Chase (northeast Philadelphia) in Philadelphia County, Pennsylvania and Strafford in Delaware County, Pennsylvania.  The Bank also operates a limited service facility in Wernersville, Berks County, Pennsylvania.  All full service financial centers provide automated teller machine services.  Each financial center, except the Wernersville and Breezy Corner locations, provides drive-in facilities.

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

Insurance

VIST Insurance, LLC (“VIST Insurance”), a full service insurance agency, offers a full line of personal and commercial property and casualty insurance as well as group insurance for businesses, employee and group benefit plans, and life insurance.  VIST Insurance is headquartered in Reading, Pennsylvania with sales offices at 108 South Fifth Street, Reading, Pennsylvania; 460 Norristown Road, Blue Bell, Pennsylvania; and 1240 Broadcasting Road, Wyomissing, Pennsylvania.  VIST Insurance had 64 full-time employees at December 31, 2008.

Wealth Management

VIST Capital Management LLC, (“VIST Capital”), a full service investment advisory and brokerage services company, offers a full line of products and services for individual financial planning, retirement and estate planning, investments, corporate and small business pension and retirement planning.  VIST Capital is headquartered at 1240 Broadcasting Road, Wyomissing, Pennsylvania and had 7 full-time employees at December 31, 2008.

Equity Investments

Health Savings Accounts - In July 2005, the Company purchased a 25% equity position in First HSA, LLC a national health savings account (“HSA”) administrator.  The investment formalized a relationship that existed since 2001.  This relationship has allowed the Company to be a custodian for HSA customers throughout the country.  At December 31, 2008, the Company has more than 29,908 accounts with approximately $56.4 million in deposits.  The HSA relationship has given the Company a strong presence in the HSA business and will continue to benefit the Company by raising deposits in 2009.

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

Prior to the earlier of the third anniversary date of the issuance of the Series A Preferred Stock issued to Treasury (December 19, 2011) or the date on which the Series A Preferred Stock has been redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties which are not affiliates of the Treasury, neither the Company nor any of its subsidiaries are permitted to redeem, purchase or acquire any trust preferred securities issued by the Company or any affiliate of the Company without the consent of the Treasury.

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

Regulation of VIST Bank

VIST Bank is a Pennsylvania chartered commercial bank, and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the “FDIC”).  The Bank is subject to regulation and examination by the Pennsylvania Department of Banking and by the FDIC.  The Community Reinvestment Act requires VIST Bank to help meet the credit needs of the entire community where VIST Bank operates, including low and moderate income neighborhoods. VIST Bank’s rating under the Community Reinvestment Act, assigned by the FDIC pursuant to an examination of VIST Bank, is important in determining whether the Bank may receive approval for, or utilize certain streamlined procedures in, applications to engage in new activities.

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

Under these policies and subject to the restrictions applicable to the Bank, the Bank had approximately $10.0 million available for payment of dividends to the Company at December 31, 2008, without prior regulatory approval.

FDIC Insurance Assessments

In February 2006, deposit insurance modernization legislation was enacted.  Effective March 31, 2006, the law merged the BIF Fund and the SAIF Fund into a single Deposit Insurance Fund, increased deposit insurance coverage for IRAs to $250,000, provided for the future increase of deposit insurance on all accounts by authorizing the FDIC to index the coverage to the rate of inflation, authorized the FDIC to set the reserve ratio of the combined Deposit Insurance Fund at a level between 1.15% and 1.50%, and permitted the FDIC to establish assessments to be paid by insured banks.  On October 3, 2008, in response to the ongoing economic crisis affecting the financial services industry, the Emergency Economic Stabilization Act of 2008 was enacted which raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  This legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.

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

The FDIC’s Board of Directors has adopted minimum and maximum assessment rates for Risk Category I institutions of 5.0 basis points and 7.0 basis points, respectively, beginning in 2007.  Based on the FDIC assessment rate calculation at December 31, 2008, the Bank’s FDIC assessment rate is 6.59 basis points.  On December 16, 2008, the FDIC Board of Directors approved the final rule on deposit insurance assessment rates for the first quarter of 2009.  The rule raises assessment rates uniformly by 7 basis points (annual rate) for the first quarter of 2009 only.  Annual rates applicable to the first quarter 2009 assessments, which would be collected at the end of June 2009, are as follows:

Risk Category I: 12 - 14 basis points;

Risk Category II: 17 basis points;

Risk Category III: 35 basis points; and

Risk Category IV: 50 basis points.

On February 27, 2009, the FDIC Board of Directors took further action to strengthen the Deposit Insurance Fund (“DIF”) by adopting an interim rule imposing a special assessment on insured institutions of 20 basis points on June 30, 2009, with the option of imposing an emergency special assessment after June 30, 2009 of up to 10 basis points, adopting a final rule implementing changes to the risk-based assessment system, and setting assessment rates beginning with the second quarter of 2009.  The ultimate goal of these FDIC actions is to restore the DIF reserve ratio to 1.15% within the next seven years.  The FDIC increased the DIF reserve ratio restoration period from five to seven years due to recent economic pressures impacting banks and the financial system.  Based on our most recent FDIC deposit insurance assessment base, the special assessment on insured institutions of 20 basis points, if implemented, would increase our FDIC deposit insurance premiums by approximately $1.6 million in 2009.

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

In 2008, the Bank paid $493,600 in FDIC deposit insurance premiums, however, it is subject to assessments to pay the interest on Financing Corporation (“FICO”) bonds.  The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions.  Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the FICO bonds.  Beginning in 2000, commercial banks and thrifts are subject to the same assessment for FICO bonds.  The FDIC sets the Financing Corporation assessment rate every quarter.  The current FICO bond assessment for the Bank is $.0114, annualized, for each $100 of deposits.  The deposit insurance modernization legislation does not affect the authority of the Financing Corporation to collect these assessments.

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

The TLG Program became effective on October 14, 2008.  All eligible entities were covered under the TLG Program for the first 30 days of the TLG Program.  No later than December 5, 2008, each eligible entity mandatory informed the FDIC of its desired to opt out of the Debt Guarantee Program or the Transaction Account Guarantee Program, or both.  The decision to opt out is irrevocable.  Failure to opt out of either component by December 5, 2008, constituted an irrevocable decision to continue participation in that component.  For each component, a U.S. Bank Holding Company and all of its affiliates that are eligible entities must have made the same election regarding participation.  Similarly, for each component, a U.S. Savings and Loan Holding Company and all of its affiliates that are eligible entities must have made the same election regarding participation.  For example, if one member of a holding company group opted out with respect to the Debt Guarantee Program, then all eligible entities within the same group are also deemed to have opted out.  Entities that opted out were subject to certain disclosure requirements, as specified in Part 370 of the FDIC’s regulations.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), which is one of 12 regional Federal Home Loan Banks.  Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal

Home Loan Bank System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  At December 31, 2008, the Bank had $53.4 million in short-term FHLB advances outstanding and $50.0 million in longer-term FHLB advances outstanding.

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

Emergency Economic Stabilization Act of 2008

The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008.  EESA enables the federal government, under terms and conditions to be developed by the Secretary of the Treasury, to insure troubled assets, including mortgage-backed securities, and collect premiums from participating financial institutions.  EESA includes, among other provisions: (a) the $700 billion Troubled Assets Relief Program (“TARP”), under which the Secretary of the Treasury is authorized to purchase, insure, hold, and sell a wide variety of financial instruments, particularly those that are based on or related to residential or commercial mortgages originated or issued on or before March 14, 2008; and (b) an increase in the amount of deposit insurance provided by the FDIC.

Under the TARP, the United States Department of Treasury authorized a voluntary Capital Purchase Program to purchase up to $250 billion of senior preferred shares of qualifying financial institutions that elected to participate by November 14, 2008.  As previously disclosed, on December 19, 2008, the Company issued to Treasury, 25,000 shares of Series A Preferred Stock and a warrant to purchase 364,078 shares of the Company’s common stock for an aggregate purchase price of $25.0 million under the TARP Capital Purchase Program (see note 16 to notes to consolidated financial statements).  Companies participating in the TARP Capital Purchase Program were required to adopt certain standards relating to executive compensation.  The terms of the TARP Capital Purchase Program also limit certain uses of capital by the issuer, including with respect to repurchases of securities and increases in dividends.

Financial Stability Plan

On February 10, 2009, the Financial Stability Plan (“FSP”) was announced by the U.S. Treasury Department.  The FSP is a comprehensive set of measures intended to bolster the financial system.  The core elements of the FSP  include making bank capital injections, creating a public-private investment fund to buy troubled assets, establishing guidelines for loan modification programs and expanding the Federal Reserve lending program.  Treasury has indicated more details regarding the FSP are to be announced on a newly created government website, FinancialStability.gov, in the next several weeks.

American Recovery and Reinvestment Act of 2009

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted.  ARRA is intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch.  The bill includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure.  The new law also includes certain noneconomic recovery related items, including a limitation on executive compensation in federally aided financial institutions, including institutions, such as the Company, that had previously received an investment by Treasury under the TARP Capital Purchase Program.

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

•      a prohibition on “golden parachute payments” to specified officers or employees, which term is generally defined as any payment for departure from a company for any reason;

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

Under ARRA, subject to consultation with the appropriate federal banking agency, Treasury is required to permit a recipient of TARP funds to repay any amounts previously provided to or invested in the recipient by Treasury without regard to whether the institution has replaced the funds from any other source or to any waiting period.  These provisions of ARRA relating to repayment of an investment by Treasury are different from the terms originally adopted under Treasury’s Capital Purchase Program and reflected in the transaction documents executed by the Company on December 19, 2008.  Treasury has confirmed that recipients of funds under the Capital Purchase Program may repay them irrespective of funding dates notwithstanding the terms of the original transaction documents.

Homeowner Affordability and Stability Plan

On February 18, 2009, the Homeowner Affordability and Stability Plan (“HASP”) was announced by the President.  HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages by providing access to low-cost refinancing for responsible homeowners suffering from falling home prices, implementing a $75 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes, and supporting low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac.  More details regarding HASP are expected to be announced on March 4, 2009.  We continue to monitor these developments and assess their potential impact on the business of the Company and the Bank.

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

The Sarbanes-Oxley Act of 2002 was enacted to enhance penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures under the federal securities laws.  The Sarbanes-Oxley Act generally applies to all companies, including the Company, that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or the Exchange Act.  The legislation includes provisions, among other things, governing the services that can be provided by a public company’s independent auditors and the procedures for approving such services, requiring the chief executive officer and chief financial officer to certify certain matters relating to the company’s periodic filings under the Exchange Act, requiring expedited filings of reports by insiders of their securities transactions and containing other provisions relating to insider conflicts of interest, increasing disclosure requirements relating to critical financial accounting policies and their application, increasing penalties for securities law violations, and creating a new Public Company Accounting Oversight Board (“PCAOB”), a regulatory body subject to SEC jurisdiction with broad powers to set auditing, quality control and ethics standards for accounting firms.  In connection with this legislation, the national securities exchanges and Nasdaq have adopted rules relating to certain matters, including the independence of members of a company’s audit committee, as a condition to listing or continued listing.  The Company does not believe that the application of these rules to the Company will have a material effect on its business, financial condition or results of operations.

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

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”) which, among other measures, authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program, or “TARP.”  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  Under the TARP Capital Purchase Program, Treasury is purchasing equity securities from participating institutions.  EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

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

The capital and credit markets have been experiencing volatility and disruption for more than a year.  In recent months, the volatility and disruption has reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.  If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, results of operations and cash flows.

The market value of our securities portfolio may continue to be impacted by the level of interest rates and the credit quality and strength of the underlying issuers.

If a decline in market value of a security is determined to be other than temporary, under generally accepted accounting principles, we are required to write these securities down to their estimated fair value.  As of December 31, 2008, we owned single issue and pooled trust preferred securities and private label collateralized mortgage obligations whose aggregate historical cost basis is greater than their estimated fair value (see note 5 of the consolidated financial statements).  We have reviewed these securities and determined that the decreases in estimated fair value are temporary.  We perform an ongoing analysis of these securities utilizing both readily available market data and third party analytical models.  Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities.  If such decline is determined to be other than temporary, we will write them down through a charge to earnings to their then current fair value.

The Company’s banking subsidiary, VIST Bank, is a member of the FHLB and is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB.  At December 31, 2008, the Bank had $5.7 million in stock of the FHLB which was in compliance with this requirement.  These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par.  Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment write-downs have been recorded on these securities during 2008, 2007, or 2006.  At December 31, 2008, the Bank had $53.4 million in short-term FHLB advances outstanding and $50.0 million in longer-term FHLB advances outstanding.

The FHLB of Pittsburgh announced in December 2008 that it voluntarily suspended the payment of dividends and the repurchase of excess capital stock from member banks.  The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of maintaining liquidity and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase excess capital stock.  The FHLB last paid a dividend in the third quarter of 2008.  Accounting guidance indicates that an investor in FHLB Pittsburgh capital stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares.  The decision of whether impairment exists is a matter of judgment that should reflect the investor’s view of FHLB Pittsburgh’s long-term performance, which includes factors such as its operating performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes on FHLB Pittsburgh, and accordingly, on the members of FHLB Pittsburgh and its liquidity and funding position.  After evaluating all of these considerations, the Company believes the par value of its shares will be recovered.  Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

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

Property Location	Leased or Owned
Corporate Office 1240 Broadcasting Road Wyomissing, Pennsylvania	Leased

Operations Center 1044 MacArthur Road Reading, Pennsylvania	Leased

North Pointe Financial Center 241 South Centre Avenue Leesport, Pennsylvania	Leased

Northeast Reading Financial Center 1210 Rockland Street Reading, Pennsylvania	Leased

Hamburg Financial Center 801 South Fourth Street Hamburg, Pennsylvania	Leased

Bern Township Financial Center 909 West Leesport Road Leesport, Pennsylvania	Leased

Wernersville Financial Center 1 Reading Drive Wernersville, Pennsylvania	Leased

Breezy Corner Financial Center 3401-3 Pricetown Road Fleetwood, Pennsylvania	Leased

Blandon Financial Center 100 Plaza Drive Blandon, Pennsylvania	Leased

Wyomissing Financial Center 1199 Berkshire Boulevard Wyomissing, Pennsylvania	Leased

Schuylkill Haven Financial Center 237 Route 61 South Schuylkill Haven, Pennsylvania	Leased

Birdsboro Financial Center 350 West Main Street Birdsboro, Pennsylvania	Leased

Exeter Financial Center 4361 Perkiomen Avenue Reading, Pennsylvania	Leased

Property Location	Leased or Owned
Sinking Spring Financial Center 4708 Penn Ave Sinking Spring, Pennsylvania	Leased

Blue Bell Financial Center The Madison Bank Building 1767 Sentry Parkway West Blue Bell, Pennsylvania	Leased

Centre Square Financial Center 1380 Skippack Pike Blue Bell, Pennsylvania (Scheduled to Close in 2009)	Leased

Conshohocken Financial Center Plymouth Corporate Center Suite 600 625 Ridge Pike Conshohocken, Pennsylvania	Leased

Fox Chase Financial Center 8000 Verree Road Philadelphia, Pennsylvania	Owned

Oaks Financial Center 1232 Egypt Road Oaks, Pennsylvania	Leased

Strafford Financial Center 600 West Lancaster Avenue Strafford, Pennsylvania	Leased

VIST Insurance 108 South Fifth Street Reading, Pennsylvania	Owned

VIST Insurance Suite 103 460 Norristown Road Blue Bell, Pennsylvania	Leased

VIST Bank (Mortgage Banking Office) Suite 220 1767 Sentry Parkway West Blue Bell, Pennsylvania	Leased

VIST Bank (Mortgage Banking Office) 2213 Quarry Drive West Lawn, Pennsylvania	Leased

VIST Insurance shares offices in the Company’s administration building located at 1240 Broadcasting Road, Wyomissing, Pennsylvania.  VIST Insurance is charged a pro rata amount of the total lease expense.

VIST Capital also shares office space in the Company’s administration building in Wyomissing as well as in VIST Insurance’s office in Blue Bell and are accordingly charged a pro rata amount of the total lease expense.

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

Item 4.                                   Submission of Matters to a Vote of Security Holders

At a special meeting of shareholders held on December 17, 2008, shareholders of the Company approved the following matters:

1.                                       Amendment of VIST Financial Corp.’s Articles of Incorporation to authorize the issuance of up to 1 million shares of preferred stock.

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

As of December 31, 2008, there were 780 record holders of the Company’s common stock.  The market price of the Company’s common stock for each quarter in 2008 and 2007 and the dividends declared on the Company’s common stock for each quarter in 2008 and 2007 are set forth below.

Market Price of Common Stock

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “VIST.”  The following table sets forth, for the fiscal quarters indicated, the high and low bid and asked price per share of the Company’s common stock, as reported on the NASDAQ Global Select Market, and has been adjusted for the 5% stock dividend distributed to shareholders on June 15, 2007:

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

Stock Repurchase Plan.  On July 17, 2007, the Company announced that it has increased the number of shares remaining for repurchase under its stock repurchase plan, originally effective January 1, 2003, and extended May 20, 2004, to 150,000 shares.  During 2008, the Company did not repurchase any of its outstanding shares of common stock.  At December 31, 2008, the maximum number of shares that may yet be purchased under the plan remained at 115,000.

The following table sets forth certain information relating to shares of the Company’s common stock repurchased by the company during the fourth quarter of 2008.

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

	Year Ended December 31,
	2008
	(As Restated)	2007	2006	2005	2004
	(Dollars in thousands except per share data)

Selected Financial Data:

Total assets	$1,226,070	$1,124,951	$1,041,632	$965,752	$877,382
Securities available for sale	226,665	186,481	159,603	176,418	159,936
Securities held to maturity	3,060	3,078	3,117	6,173	6,403
Federal Home Loan Bank stock	5,715	5,562	4,577	6,123	5,842
Loans, net of unearned income	886,305	820,998	764,783	654,244	596,328
Allowance for loan losses	8,124	7,264	7,611	7,619	7,248
Deposits	850,600	712,645	702,839	659,730	612,291
Securities sold under agreements to repurchase	120,086	110,881	90,987	69,455	52,800
Federal funds purchased	53,424	118,210	82,105	66,230	36,092
Long-term debt	50,000	45,000	19,500	43,000	54,500
Junior subordinated debt	18,260	20,232	20,150	20,150	20,150
Shareholders’ equity	123,629	106,592	102,130	94,756	90,935
Book value per share	17.30	18.84	18.06	16.98	16.54

This table has been adjusted to reflect the Company’s reclassification of Federal Home Loan Bank stock from securities available for sale to Federal Home Loan Bank stock.  See Note 2, “Restatement of Consolidated Financial Statements” to the consolidated financial statements included in this Form 10-K.

Selected Operating Data:

Interest income	$65,838	$68,076	$61,377	$50,475	$33,518
Interest expense	30,637	34,835	29,521	20,319	12,842
Net interest income before provision for loan losses	35,201	33,241	31,856	30,156	20,676
Provision for loan losses	4,835	998	1,084	1,460	1,320
Net interest income after provision for loan losses	30,366	32,243	30,772	28,696	19,356
Other income	11,979	17,847	21,458	24,043	17,762
Other expense	43,638	40,874	40,238	41,281	30,548
Income (loss) before income taxes	(1,293)	9,216	11,992	11,458	6,570
Income taxes (benefit)	(1,858)	1,746	2,839	2,727	1,154
Net income (loss)	$565	$7,470	$9,153	$8,731	$5,416
Earnings per share-basic	$0.10	$1.32	$1.63	$1.57	$1.25
Earnings per share-diluted	$0.10	$1.31	$1.62	$1.55	$1.23
Cash dividends per share	$0.50	$0.77	$0.70	$0.63	$0.59
Return on average assets	0.05%	0.70%	0.92%	0.95%	0.78%
Return on average shareholders’ equity	0.54%	7.15%	9.38%	9.36%	8.69%
Dividend payout ratio	503.89%	58.53%	42.74%	40.45%	51.24%
Average equity to average assets	8.95%	9.78%	9.82%	10.16%	9.03%

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

In May 2002, the Company’s subsidiary, VIST Bank, jointly formed VIST Mortgage Holdings, LLC with another  real estate company.  VIST Bank’s initial investment was $15,000.  In May 2004, VIST Bank dissolved its investment with the real estate company.  In May 2004, VIST Bank formed VIST Mortgage Holdings, LLC to provide mortgage brokerage services, including, without limitation, any activity in which a mortgage broker may engage.  It is operated as a permissible “affiliated business arrangement” within the meaning of the Real Estate Settlement Procedures Act of 1974.  VIST Mortgage Holdings, LLC is currently inactive.

On September 1, 2008, the Company paid cash of $1.8 million for Fisher Benefits Consulting, an insurance agency specializing in Group Employee Benefits, located in Pottstown, Pennsylvania.  Fisher Benefits Consulting has become a part of VIST Insurance.  As a result of the acquisition, VIST Insurance continues to expand its retail and commercial insurance presence in southeastern Pennsylvania counties.  The results of Fisher Benefits Consultings operations have been included in the Company’s consolidated financial statements since September 2, 2008.

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

On October 1, 2004, the Company acquired 100% of the outstanding voting shares of Madison Bancshares Group, Ltd. (“Madison”), the holding company for Madison Bank, a Pennsylvania state-chartered commercial bank and its mortgage banking division, VIST Mortgage.  Madison Bank has become a division of VIST Bank.  For each share of Madison common stock, the Company exchanged 0.6028 shares of the Company’s common stock resulting in the issuance of 1,311,010 shares of the Company’s common stock and a cash payment of $11,790.  The total purchase price was $34.6 million.  The value of the common shares issued was determined based on the average market price of the Company’s common shares five days before and five days after the date of the announcement.  In connection with the transaction, Madison paid cash of $7.1 million and recognized the expense for 699,122 Madison options and warrants outstanding at September 30, 2004.  In addition, Madison paid cash of $2.3 million and recognized the expense for the termination of existing contractual arrangements.

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

Stock-Based Compensation

Prior to 2006, the Company accounted for stock-based compensation in accordance with Accounting Principals Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123.  Under APB No. 25, no compensation expense was recognized in the income statement related to any option granted under the Company’s stock option plans.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (R), “Share-Based Payment.”  Statement No. 123 (R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  Statement 123 (R) requires an entity to recognize the grant-date fair-value of stock options and it’s other equity-based compensation issued to the employees in the income statement.  The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25 which was permitted under Statement No. 123, as originally issued.

The revised Statement requires entities to disclose information about the nature of the share-based payment transaction and the effects of those transactions on the financial statements.  Statement No. 123 (R) is effective for fiscal periods beginning after June 15, 2005.  All public companies use either the modified prospective or the modified retrospective transition method.  Effective January 1, 2006, the Company adopted SFAS No. 123 using the modified prospective method.  Using the modified prospective method, the Company’s total stock-based compensation expense, net of related tax effects, was $211,000 for the year ending December 31, 2008.  Any additional impact that the adoption of this statement will have on our results of operations will be determined by share-based payments granted in future periods.

Derivative Financial Instruments

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

Framework for Interim Impairment Analysis

The Company utilizes the following framework from SFAS No. 142 “Goodwill and Other Intangible Assets” to evaluate whether an interim goodwill impairment test is required, given the occurrence of events or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

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

•                  the testing for recoverability under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” of a significant asset group within a reporting unit; and

•                  recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

When applying the framework above, management additionally considers that a decline in the Company’s market capitalization could reflect an event or change in circumstances that would more likely than not reduce the fair value of reporting unit below its carrying value.  However, in considering potential impairment of our goodwill, management does not consider the fact that our market capitalization is less than the carrying value of our Company to be determinative that impairment exists.  This is because there are factors, such as our small size and small market capitalization, which do not take into account important factors in evaluating the value of our Company and each reporting unit, such as the benefits of control or synergies.  Consequently, management’s annual process for evaluating potential impairment of our goodwill (and evaluating subsequent interim period indicators of impairment) involves a detailed level analysis and incorporates a more granular view of each reporting unit than aggregate market capitalization, as well as significant valuation inputs.

Annual and Interim Impairment Tests and Results

Management estimates fair value annually utilizing multiple methodologies which include discounted cash flows, comparable companies and comparable transactions.  Each valuation technique requires management to make judgments about inputs and assumptions which form the basis for financial projections of future operating performance and the corresponding estimated cash flows.  The analyses performed require the use of objective and subjective inputs which include market-price of non-distressed financial institutions, similar transaction multiples, and required rates of return.  Management works closely in this process with third party valuation professionals, who assist in obtaining comparable market data and performing certain of the calculations, based on information provided by management and assumptions developed with management.  Our annual impairment assessment was completed in January 2009, with an effective date of October 31, 2008.  That assessment reflected that the fair values of our reporting units with recorded goodwill was more than their carrying amounts, and therefore there was no need to perform an additional test to assess the proper carrying value of goodwill (a step 2 evaluation).

On an interim basis, given that the level at which management performs its impairment testing for each reporting unit is more granular than simply market capitalization, management evaluates the underlying data and assumptions that comprise the most recent goodwill impairment test for evidence of deterioration at a level which may indicate the fair value of the reporting segment has meaningfully declined.  While our stock price continues to be influenced by the financial services sector as well as our relative small size, based upon a more detailed review of the assumptions underlying the valuation of each reporting unit, we do not believe that there has been a substantial change in any of the material assumptions.  Management concluded that there has not been significant deterioration in the underlying inputs and assumptions since the annual impairment assessment date of October 31, 2008; therefore, an interim goodwill impairment test during 2008 was not required.

Consideration of Market Capitalization in Light of the Results of Our Annual and Interim Goodwill Assessments

The Company’s stock price, like the stock prices of many other financial services companies, is trading below both book value as well as tangible book value.  We believe that the Company’s current market value does not represent the fair value of the Company when taken as a whole and in consideration of other relevant factors.  Because the Company is viewed by investors predominantly as a community bank, we believe our market capitalization is based on net tangible book value, reduced by nonperforming assets in excess of the allowance for loan and lease losses.  We believe that the market place ascribes effectively no value on the Company’s fee-based reporting units, the assets of which are composed principally of goodwill and intangibles.  Management believes that as a stand-alone business each of these reporting units has value which is not being incorporated in the market’s valuation of VIST reflected in its share price.  Management also believes that if these reporting units were carved out of the Company and sold, they would command a sales price reflective of their current performance.  Management further believes that if these reporting units were sold, the results of the sale would increase both the tangible book value (resulting from, among other things, the reduction in associated goodwill) and therefore market capitalization, given the market’s current valuation approach described above.

In summary, management believes that:

•      the market capitalization of the Company is not reflective of the value of the Company as a whole,

•      the marketplace is effectively ascribing no value to the fee-based reporting units, and

•                  the facts and circumstances we considered in our 2008 annual impairment test have not significantly changed.

The following lists (in tabular format) each reporting unit, and identifies the respective unit’s fair value, carrying amount, and reporting unit goodwill with respect to the annual goodwill impairment test performed in the fourth quarter of 2008:

Results of Fourth Quarter Impairment Testing (October 31, 2008 Testing Date)

(amounts in thousands)

Reporting Unit	Fair Value at (10/31/08)	Carrying Amount (including goodwill) (10/31/08)	Goodwill at (10/31/08)
VIST Bank	$132,076	$98,250	$27,769
VIST Insurance, LLC	13,334	12,523	10,942
VIST Capital Management	1,573	1,331	1,021
Totals	$146,983	$112,104	$39,732

Since the fair value of the Company’s reporting units exceeded their respective carrying amounts, the Company concluded that goodwill was not impaired; thus, an additional test to assess the proper carrying value of goodwill (a step 2 evaluation) was not considered necessary.

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

If a decline in market value of a security is determined to be other than temporary, under generally accepted accounting principles, we are required to write these securities down to their estimated fair value.  As of December 31, 2008, we owned single issue and pooled trust preferred securities of other financial institutions and private label collateralized mortgage obligations whose aggregate historical cost basis is greater than their estimated fair value (see note 5 of the consolidated financial statements).  We have reviewed these securities and determined that the decreases in estimated fair value are temporary.  We perform an ongoing analysis of these securities utilizing both readily available market data and third party analytical models. Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities.  If such decline is determined to be other than temporary, we will write them down through a charge to earnings to their then current fair value.

Federal Home Loan Bank Stock Impairment Evaluation

The Company’s banking subsidiary, VIST Bank, is required to maintain certain amounts of FHLB stock as a member of the FHLB.  These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par.  Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment write-downs have been recorded on these securities during 2008, 2007, or 2006.

The FHLB of Pittsburgh announced in December 2008 that it voluntarily suspended the payment of dividends and the repurchase of excess capital stock from member banks.  The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of maintaining liquidity and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase excess capital stock.  The FHLB last paid a dividend in the third quarter of 2008.  Accounting guidance indicates that an investor in FHLB Pittsburgh capital stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares.  The decision of whether impairment exists is a matter of judgment that should reflect the investor’s view of FHLB Pittsburgh’s long-term performance, which includes factors such as its operating performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes on FHLB Pittsburgh, and accordingly, on the members of FHLB Pittsburgh and its liquidity and funding position.  After evaluating all of these considerations, the Company believes the par value of its shares will be recovered.  Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

Restatement of Consolidated Financial Statements

As indicated in Note 2 to the Notes to Consolidated Financial Statements, the Company has restated its financial statements for the year ended December 31 2008.  The discussion in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, gives effect to the restatement of the Company’s financial statements.

Results of Operations

Net income for 2008 was $565,000 or $0.10 per share diluted compared to $7.47 million or $1.31 per share diluted for 2007 and $9.15 million or $1.62 per share diluted for 2006.  These changes are a result of increasing net interest income after provision for loan losses offset by decreases in other income each year, net of increases in other expenses.  Details regarding changes in net income and diluted earnings per share follows.

Return on average assets was 0.05% for 2008, 0.70% for 2007 and 0.92% for 2006.  Return on average shareholders’ equity was 0.54% for 2008, 7.15% for 2007 and 9.38% for 2006.

Included in the operating results for the twelve months ended December 31, 2008 was a pre-tax loss of $7.3 million, or $4.8 million after-tax, relating to the sale of perpetual preferred stock associated with the federal takeover of Fannie Mae and Freddie Mac.  Also included in the operating results for the twelve months ended December 31, 2008, were pre-tax losses associated with the sale of the Company’s equity holdings of $141,000 in Fannie Mae common stock and $104,000 in Wachovia Corporation common stock.  The total amount of pre-tax losses relating to the sale of the Company’s equity holdings included in the operating results for the twelve months ended December 31, 2008, were approximately $7.5 million.  Included in the operating results for the twelve months ended December 31, 2007 was a pre-tax loss of $2.5 million, or $1.6 million after-tax, resulting primarily from a balance sheet restructuring in March 2007 which included the sale of $64.1 million in lower-yielding available for sale securities and the reinvestment of the sale proceeds into higher yielding available for sale investment securities.

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

	Year Ended December 31,
	2008 (As Restated)			2007			2006
		Interest			Interest			Interest
	Average	Income/	%	Average	Income/	%	Average	Income/	%
	Balances	Expense	Rate	Balances	Expense	Rate	Balances	Expense	Rate
	(in thousands except percentage data)

Interest Earning Assets:
Interest bearing deposits in other banks and federal funds sold	$400	$12	2.88%	$639	$28	4.39%	$317	$18	5.57%
Securities (taxable)(3)	180,562	10,519	5.83	153,912	8,423	5.47	156,527	7,781	4.97
Securities (tax-exempt)(1)	22,502	1,451	6.45	14,190	862	6.07	18,539	1,192	6.43
Loans(1)(2)	859,268	55,372	6.34	791,440	59,945	7.47	711,240	53,409	7.41
Total interest earning assets	1,062,732	67,354	6.23	960,181	69,258	7.11	886,623	62,400	6.94

Interest Bearing Liabilities:
Interest bearing demand deposits	238,144	4,637	1.95	222,335	6,398	2.88	222,385	5,945	2.67
Savings deposits	84,453	1,432	1.70	90,419	2,632	2.91	68,536	1,598	2.33
Time deposits	351,011	14,805	4.22	322,235	15,398	4.78	288,644	12,598	4.36
Total interest bearing deposits	673,608	20,874	3.10	634,989	24,428	3.85	579,565	20,141	3.48
Short-term borrowings	76,307	1,826	2.35	76,805	3,940	5.06	67,192	3,507	5.15
Repurchase agreements	120,615	4,128	3.37	95,178	3,906	4.05	71,809	2,847	3.96
Long-term borrowings	58,811	2,372	3.97	17,716	663	3.69	34,038	1,174	3.40
Junior Subordinated Debt	20,163	1,437	7.13	20,312	1,898	9.34	20,150	1,852	9.19
Total interest bearing liabilities	949,504	30,637	3.23	845,000	34,835	4.12	772,754	29,521	3.82
Noninterest bearing deposits	$107,642			$106,782			$111,759
Net interest margin		$36,717	3.45%		$34,423	3.59%		$32,879	3.71%

(1)                               Interest Income and rates on loans and investment securities are reported on a tax-equivalent basis using a tax rate of 34%.

(2)                               Held for Sale and Non-accrual loans have been included in average loan balances.

(3)                               This table has been adjusted to reflect the Company’s reclassification of Federal Home Loan Bank stock from securities available for sale to Federal Home Loan Bank stock.  See Note 2, “Restatement of Consolidated Financial Statements” to the consolidated financial statements included in this Form 10-K.

Tax-equivalent net interest income increased to $36.7 million or 6.7% for the year ended December 31, 2008, compared to $34.4 million for 2007.  The increase in tax-equivalent interest income during 2008 was primarily the result of an increase in average earning assets, due mainly to strong commercial loan growth and an increase in available for sale security investment yields as a result of the $64.1 million balance sheet restructuring in early 2007.  Average loans increased by $67.8 million or 8.6% from 2007 to 2008.  Management attributes this increase in organic commercial loan growth to a well established market in the Reading area and continued penetration into the Philadelphia market through successful marketing initiatives.

Tax-equivalent net interest income increased to $34.4 million or 4.7% for the year ended December 31, 2007, compared to $32.9 million for 2006.  The increase in tax-equivalent interest income during 2007 was primarily the result of an increase in average earning assets, due mainly to strong commercial loan growth and an increase in available for sale security investment yields as a result of the $64.1 million balance sheet restructuring. Average loans increased by $80.2 million or 11.3% from 2006 to 2007.  Management attributes the increase in organic commercial loan growth to a well established market in the Reading area and continued penetration into the Philadelphia market through successful marketing initiatives.

Interest expense decreased during 2008 along with an increase in the overall growth in funding sources.  The overall cost of funds decreased from 4.12% in 2007 to 3.23% in 2008.  Interest bearing deposit rates decreased from 3.85% in 2007 to 3.10% in 2008.  The decrease in interest-bearing deposit rates was the result of management’s disciplined approach to deposit pricing in response to the decrease in short-term interest rates.  Average interest bearing deposits increased $38.6 million or 6.1% from 2007 to 2008 due primarily to growth in time deposits.  Total average short and long term borrowings grew by $66.0 million and, combined with the growth in interest bearing deposits, provided all of the funding needed for the $102.8 million in average loan and investment security growth.  Average balances for federal funds purchased and repurchase agreements for the year 2008 were $76.3 million and $120.6 million, respectively, compared to average balances for federal funds purchased and repurchase agreements for the year 2007 of $76.8 million and $95.2 million, respectively.  Average rates paid for federal funds purchased and repurchase agreements for the year 2008 were 2.35% and 3.37%, respectively compared to average rates paid for federal funds purchased and repurchase agreements for the year 2007 of 5.06% and 4.05%, respectively.  Average long-term borrowings increased $41.1 million or 232.0% from 2007 to 2008.

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

In 2008, as a result of an increase in the volume of commercial loans originated offset by a decrease in commercial loan yields along with an increased yield in the available for sale investment portfolio, tax-equivalent net interest income increased as a result of a decrease in overall cost of funds.  Tax-equivalent net interest margin decreased to 3.45% in 2008 from 3.59% in 2007.

In 2007, as a result of an increase in the volume of commercial loans originated and an increase in the yield on available for sale investments, tax-equivalent net interest income was able to increase despite rising cost of funds.  Tax-equivalent net interest margin, however, decreased to 3.59% in 2007 from 3.71% in 2006.

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

Analysis of Changes in Interest Income/Expense (1) (2) (3) (4)

	2008/2007 Increase (Decrease)
	Due to Change in			2007/2006 Increase (Decrease)
	(As Restated)			Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)
Interest-bearing deposits in other banks and federal funds sold	$(6)	$(10)	(16)	$19	$(9)	10
Securities (taxable)	1,714	382	2,096	(298)	940	642
Securities (tax-exempt)	535	54	589	(279)	(51)	(330)
Loans	4,310	(8,883)	(4,573)	5,895	641	6,536
Total Interest Income	6,553	(8,457)	(1,904)	5,337	1,521	6,858

Short-term borrowed funds	(33)	(2,081)	(2,114)	501	(68)	433
Repurchase agreements	983	(761)	222	915	144	1,059
Long-term borrowed funds	1,659	50	1,709	(563)	52	(511)
Junior Subordinated Debt	(14)	(447)	(461)	17	29	46
Interest-bearing demand deposits	285	(2,046)	(1,761)	111	342	453
Savings deposits	(93)	(1,107)	(1,200)	430	604	1,034
Time deposits	1,138	(1,731)	(593)	1,478	1,322	2,800
Total Interest Expense	3,925	(8,123)	(4,198)	2,889	2,425	5,314
Increase (Decrease) in Net Interest Income	$2,628	$(334)	$2,294	$2,448	$(904)	$1,544

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

(4)                               This table has been adjusted to reflect the Company’s reclassification of Federal Home Loan Bank stock from securities available for sale to Federal Home Loan Bank stock.  See Note 2, “Restatement of Consolidated Financial Statements” to the consolidated financial statements included in this Form 10-K.

Other Income

The following table details non-interest income as follows:

	2008 versus 2007
	(As Restated)				2007 versus 2006
		Increase/			Increase/
	2008	Decrease	%	2007	Decrease	%	2006
	(Dollars in thousands)
Customer service fees	$2,964	$307	11.6	$2,657	$(32)	(1.2)	$2,689
Mortgage banking activities, net	897	(997)	(52.6)	1,894	(1,680)	(47.0)	3,574
Commissions and fees from insurance sales	11,284	(78)	(0.7)	11,362	93	0.8	11,269
Broker and investment advisory commissions and fees	813	(73)	(8.2)	886	165	22.9	721
Gain on sale of loans	47	(117)	(71.3)	164	62	60.8	102
Earnings on investment in life insurance	690	(116)	(14.4)	806	246	43.9	560
Other income	2,514	112	4.7	2,402	374	18.4	2,028
Net realized (losses) gains on sale of securities	(7,230)	(4,906)	211.1	(2,324)	(2,839)	(551.3)	515
Total	$11,979	$(5,868)	(32.9)	$17,847	$(3,611)	(16.8)	$21,458

This table has been adjusted to reflect the Company’s reclassification of Federal Home Loan Bank stock from securities available for sale to Federal Home Loan Bank stock.  See Note 2, “Restatement of Consolidated Financial Statements” to the consolidated financial statements included in this Form 10-K.

The Company’s primary source of other income for 2008 was commissions and other revenue generated through sales of insurance products through its insurance subsidiary, VIST Insurance.  Revenues from insurance operations totaled $11.3 million in 2008 compared to $11.4 million in 2007 and $11.3 million in 2006.  The decrease in revenue from insurance operations was due mainly to a decrease in contingency income received.  Revenues from broker and investment advisory commissions generated through VIST Capital, the Company’s investment subsidiary, decreased to $813,000 in 2008 from $886,000 in 2007 due to a decrease in investment and advisory services.  Also, annuity and other insurance commissions generated by VIST Capital of $113,000, $130,000 and $151,000 are included in commissions and fees from insurance sales for the years 2008, 2007 and 2006, respectively.

Revenues from VIST Insurance operations totaled $11.4 million in 2007 compared to $11.3 million in 2006.  Revenues from broker and investment advisory commissions generated through VIST Capital, the Company’s investment subsidiary, decreased to $886,000 in 2007 from $721,000 in 2006 due to an increase in investment and advisory services.

The Company also relies on several other sources for its other income, including sales of newly originated mortgage loans and service charges on deposit accounts.  The income recognized from mortgage banking activities was $0.9 million in 2008 and $1.9 million in 2007.  The decrease in mortgage banking revenue from 2007 to 2008 is mainly attributable to a decrease in the volume of mortgage loan originations sold into the secondary mortgage market through the Company’s mortgage banking division, VIST Mortgage.  The decrease in mortgage loan originations and sales is related to a general slowdown in the housing market as a result of the industry wide effects of the ongoing sub-prime credit crisis.  VIST Mortgage does not underwrite any sub-prime loans.

The income recognized from mortgage banking activities was $1.9 million in 2007 and $3.6 million in 2006.  The decrease in mortgage banking revenue from 2006 to 2007 is attributable to a decrease in the volume of mortgage loan originations sold into the secondary mortgage market through the Company’s mortgage banking division, VIST Mortgage volumes of mortgage loans originated and sold into the secondary mortgage market.

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

Other income includes dividend income from Federal Home Loan Bank stock, market value adjustments for both junior subordinated debt and interest rate swaps, debit card network interchange income, merchant fee income, SBA service fee income and safe deposit box rentals, as well as, other miscellaneous income items.  The most significant volume of income in this category is derived from ATM surcharge fees and interchange fees from the Bank’s ATM network and fees from debit card transactions.  These fees totaled $1.1 million in 2008 which represents a 13.2% increase over 2007.  Throughout the year, the Bank has initiated marketing campaigns to encourage its customers to use debit cards as a convenient alternative to traditional check transactions.  ATM surcharge fees and interchange fees from the Bank’s ATM network and fees from debit card transactions totaled $1.0 million in 2007 which represents an 11.0% increase over 2006.

Net securities losses totaled $7,230,000 for 2008 compared to net security losses of $2,324,000 for 2007.  The net securities losses for 2008 were primarily due to the loss on the sale of approximately $7.3 million in perpetual preferred stock associated with the federal takeover of government sponsored enterprises (“GSE’s”) Fannie Mae and Freddie Mac, placed into conservatorship by the Federal Housing Finance Agency and the U.S. Treasury.  Net securities losses totaled $2,324,000 for 2007 compared to net security gains of $515,000 for 2006.  The net securities losses for 2007 were primarily due to the sale of $64.1 million in lower-yielding available for sale securities as part of a balance sheet restructuring completed in the first quarter of 2007, which resulted in a pre-tax loss of $2,493,000.

Other Expenses

The following table details non-interest expense as follows:

	2008 versus 2007				2007 versus 2006
		Increase/			Increase/
	2008	Decrease	%	2007	Decrease	%	2006
	(Dollars in thousands)
Salaries and employee benefits	$22,078	$517	2.4	$21,561	$(581)	(2.6)	$22,142
Occupancy expense	4,707	398	9.2	4,309	(156)	(3.5)	4,465
Equipment expense	2,690	145	5.7	2,545	(96)	(3.6)	2,641
Marketing and advertising expense	1,635	(37)	(2.2)	1,672	318	23.5	1,354
Amortization of indentifiable intangible assets	629	7	1.1	622	(14)	(2.2)	636
Professional services	2,594	759	41.4	1,835	578	46.0	1,257
Outside processing services	3,334	131	4.1	3,203	222	7.4	2,981
Insurance expense	1,262	648	105.5	614	114	22.8	500
Other expense	4,709	196	4.3	4,513	251	5.9	4,262
Total	$43,638	$2,764	6.8	$40,874	$636	1.6	$40,238

Non-interest expense consists primarily of costs associated with personnel, occupancy and equipment, data processing, marketing and professional fees.

The Company’s non-interest expense for the year ended December 31, 2008 totaled $43.6 million, representing an increase of $2.8 million or 6.8% as compared to 2007.  Salaries and employee benefits, the largest component of non-interest expense, increased $517,000 or 2.4% from 2007 to 2008.  Full-time equivalent (FTE) employees for the Company are 293 and 317 for the years ended December 31, 2008 and 2007, respectively.  The increase in salaries and employee benefits from 2007 to 2008 was primarily attributed to merit increases and increased health benefits costs.  The decrease in FTE employees from 2007 to 2008 was primarily attributed to a decrease in operational staff as a result of improved efficiencies through the implementation of new programs such as Check 21.  Total commissions paid for the year ended December 31, 2008 and 2007 were $1.6 million and $1.6 million, respectively.

The Company’s non-interest expense for the year ended December 31, 2007 totaled $40.9 million, representing an increase of $636,000 or 1.6% as compared to 2006.  Salaries and employee benefits decreased $581,000 or 2.6% from 2006 to 2007.  The decrease in salaries and employee benefits from 2006 to 2007 was primarily the result of a reduction in staff due to a corporate-wide reorganization plan and a reduction of commissions paid on revenue generated from sales of insurance products through VIST Insurance and wealth management products through VIST Capital, as well as, higher benefits costs consistent with industry trends.  Full-time equivalent (FTE) employees for the Company are 317 and 323 for the years ended December 31, 2007 and 2006, respectively.

Total occupancy expense and equipment expense decreased 7.9% in 2008 compared to 2007 primarily due to an increase in building lease expense including a lease termination for a planned branch consolidation and an increase in general building repairs and maintenance.

Total occupancy expense and equipment expense decreased 3.5% in 2007 compared to 2006 primarily due to a reduction in general building repairs and maintenance and a termination of leases for VIST Insurance’s Langhorne, PA office and VIST Mortgage’s Lancaster office which were no longer needed due to efficiencies gained through systems and personnel reorganizations.

Total marketing expense decreased $37,000 or 2.2% in 2008 compared to 2007 primarily due to a decrease in re-branding initiative expenses of changing the Company’s name to VIST Financial Corp. A significant portion of these expenses occurred in 2007.  The new Company name and logo increased visibility for the Company, setting the stage for continued commercial loan and core franchise growth in the Reading and Philadelphia markets. The decrease is also due to reduced costs for market research and media advertisement.

Total marketing expense increased $318,000 or 23.5% in 2007 compared to 2006 primarily due to the re-branding initiative changing the Company’s name to VIST Financial Corp.  The Company continues its marketing campaigns for the introduction of new products and services, as well as new marketing campaigns targeting the greater Philadelphia region.  The re-branding gives the Company a more cohesive and strategic branding approach designed to focus on our overall portfolio of banking, insurance and wealth management products and services.

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

Total professional services increased $759,000 or 41.4% in 2008 as compared to 2007.  The increase in professional services is due primarily to an increase in legal fees associated with the Company’s name change to VIST Financial Corp. and general corporate counsel, costs associated with the outsourcing of the internal audit function and other consulting, accounting and tax services and general Company business.

Total professional services and outside processing services increased $578,000 or 46.0% in 2007 as compared to 2006.  The increase in professional services is due primarily to an increase in legal and consultative expenses for the Company’s re-branding initiative, general Company business initiatives, employment contract renewals and accounting and tax services.

Other expense includes utility expense, postage expense, stationary and supplies expense and OREO and foreclosure expense, as well as, other miscellaneous expense items.  These costs totaled $4.7 million in 2008 which represents a 4.3% increase over 2007.  Increases in other expenses were primarily attributable to an increase in collections costs and OREO expenses.

Other expense includes utility expense, postage expense, stationary and supplies expense and OREO and foreclosure expense, as well as, other miscellaneous expense items.  These costs totaled $4.5 million in 2007 which represents a 5.9% increase over 2006.  Increases in other expenses were primarily attributable to purchase accounting amortization, an increase in shares tax expense as a result of an increase in the Bank’s equity and an increase in master escrow fees associated with business solutions escrow accounts.

Income Taxes

The effective income tax rate for the Company for the years ended December 31, 2008, 2007 and 2006 was 143.7%, 19.0% and 23.7%, respectively.  The effective tax rate for 2008 increased from 2007 and 2006 primarily due to the increase in the income tax benefit resulting from an increase in the net loss before taxes.  Included in the income tax provision is a federal tax benefit from our $5.0 million investment in an affordable housing, corporate tax credit limited partnership of $600,000, respectively, for each of the years ended December 31, 2008, 2007 and 2006.

Financial Condition

The Company’s total assets at December 31, 2008 and 2007 were $1.2 billion and $1.1 billion, respectively.

Cash and Securities Portfolio

Cash and balances due from banks decreased to $19.3 million at December 31, 2008 from $25.8 million at December 31, 2007.

The securities portfolio increased 21.2% to $229.7 million at December 31, 2008, from $189.6 million at December 31, 2007 primarily due to investments in higher yielding available for sale securities.  Securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide pledging and liquidity.  To accomplish these ends, most of the purchases in the portfolio during 2008 and 2007 were of mortgage-backed securities issued by US Government agencies.

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

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), which is one of 12 regional Federal Home Loan Banks.  Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.

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

Loans secured by 1 to 4 family residential real estate decreased to $185.9 million at December 31, 2008, from $198.6 million as of December 31, 2007, an increase of $12.7 million or 6.4%.  Loans secured by multi-family residential real estate increased to $34.9 million at December 31, 2008, from $33.5 million as of December 31, 2007, an increase of $1.4 million or 4.2%.  The overall decrease in residential real estate loans is attributable to a decrease in the volume of mortgage loan originations generated and sold into the secondary mortgage market through the Company’s mortgage banking division, VIST Mortgage.

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

Premises and Equipment

Premises and equipment, net of accumulated depreciation and amortization, decreased to $6.6 million for 2008 from $6.9 million in 2007.  Purchases of premises and equipment totaled $1.2 million in 2008 and $1.5 million in 2007.  During 2008, as a result of the Company’s re-branding initiative, the Company purchased new signage totaling approximately $595,000.  During 2007, the Company purchased a corporate-wide telephone system.  The total cost for the telephone system was approximately $673,000.  This new system allows for seamless communication between the Company’s banking, insurance and wealth management affiliates.  Depreciation expense and amortization of leasehold improvements totaled $1.5 million in 2008 and $1.5 million in 2007.

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

Borrowed funds from various sources are generally used to supplement deposit growth.  Federal funds purchased from the Federal Home Loan Bank (“FHLB”)  were $53.4 million at December 31, 2008, and $118.2 million at December 31, 2007.  This decrease is primarily the result of an increase in deposits.  Securities sold under agreements to repurchase were $120.1 million at December 31, 2008 and $110.9 at December 31, 2007. Increases in commercial loan demand and investment securities were funded primarily by interest-bearing deposits.  Long-term borrowings consisting of advances from the FHLB totaling $50.0 million and $45.0 million at December 31, 2008 and 2007, respectively, and long-term securities sold under agreements to repurchase totaling $100.0 million and $85.0 million at December 31, 2008 and 2007, respectively..

Shareholders’ Equity

Total equity, including common and preferred stock, surplus, retained earnings, treasury stock and accumulated other comprehensive loss, increased by $17.0 million or 16.0% to $123.6 million at December 31, 2008 from $106.6 million at December 31, 2007.  The increase for 2008 is primarily the result of a Series A 5% cumulative preferred stock issuance of $25 million offset by cash dividends declared of $2.8 million and a $6.7 million increase in accumulated other comprehensive loss.

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

Total shareholders’ equity includes accumulated other comprehensive loss, which includes an adjustment for the fair value of the Company’s securities portfolio.  This amount attempts to identify the impact to equity in the unlikely event that the Company’s entire securities portfolio would be liquidated under current economic conditions.  The amounts and types of securities held by the Company at the end of 2008, combined with current interest rates, resulted in a decrease in equity, net of taxes, of $6.7 million.  This compares with an increase to equity, net of taxes, of $1.4 million during 2007.

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

During September 2008, the Company entered into two interest rate swap agreements with an aggregate notional amount of $15 million.  This interest rate swap transaction involved the exchange of the Company’s floating rate interest rate payment on $15.0 million in floating rate junior subordinated debt for a fixed rate interest payment without the exchange of the underlying principal amount.

Also, the Company sells fixed and adjustable rate residential mortgage loans to limit the interest rate risk of holding longer-term assets on the balance sheet.  In 2008, 2007 and 2006, the Company sold $0.7 million, $2.0 million and $1.7 million, respectively, of fixed and adjustable rate loans.

At December 31, 2008, the Company was in a positive one-year cumulative gap position.  Commercial adjustable rate loans increased $35.3 million or 8.4% from $440.1 million at December 31, 2007 to $475.4 million at December 31, 2008.  Installment adjustable rate loans increased $12.1 million or 26.4% from $45.8 million at

December 31, 2007 to $57.9 million at December 31, 2008.  During 2008, the targeted short-term interest rate, as established by the FRB, decreased which resulted in a decrease in the prime rate from 7.25% at December 31, 2007, to 3.25% at December 31, 2008.  The decrease in interest rates throughout 2008 contributed to margin compression as the Bank’s adjustable and variable rate commercial and consumer loan portfolio tied to the prime rate repriced downward.  As a result of an ongoing industry-wide credit crisis due to sub-prime lending, the refinance market remains stagnant effectively extending the maturities for fixed rate loans and investments.  In order to augment the funding needs for new commercial and consumer loan originations and investment security purchases, interest-bearing deposits, which include interest-bearing NOW and time deposits, increased $139.0 million or 23.1% from $602.9 million at December 31, 2007 to $741.9 million at December 31, 2008.  These factors contributed to the Company’s positive one-year cumulative gap position.  In 2009, the Company will continue its strategy to originate fixed and adjustable rate commercial and consumer loans and use investment security cash flows and interest-bearing and non-interest bearing deposits to rebalance commercial borrowings to maintain a more neutral gap position.

Interest Sensitivity Gap at December 31, 2008

(As Restated)

		3 to
	0-3 months	12 months	1-3 years	over 3 years
	(Dollars in thousands)
Interest bearing deposits	$320	$—	$—	$—
Securities(1),(2),(4)	78,069	72,753	42,160	36,743
Mortgage loans held for sale	2,283	—	—	—
Loans(2)	367,259	172,631	213,258	125,033
Total rate sensitive assets (RSA)	447,931	245,384	255,418	161,776
Interest bearing deposits(3)	179,352	9,470	25,582	92,806
Time deposits	144,456	173,934	85,732	30,623
Federal funds purchased	53,424	—	—	—
Securities sold under agreements to repurchase	65,086	35,000	15,000	5,000
Long-term borrowed funds	—	30,000	20,000	—
Junior subordinated debt	13,250	—	5,010	—
Total rate sensitive liabilities (RSL)	455,568	248,404	151,324	128,429
Interest rate swap	(21,325)	—	—	—

As of December 31, 2008:
Interest sensitivity gap	$13,688	$(3,020)	$104,094	$33,347

Cumulative gap	13,688	10,668	114,762	148,109
RSA/RSL	1.0%	1.0%	1.7%	1.3%

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

(4)                               This table has been adjusted to reflect the Company’s reclassification of Federal Home Loan Bank stock from securities available for sale to Federal Home Loan Bank stock.  See Note 2, “Restatement of Consolidated Financial Statements” to the consolidated financial statements included in this Form 10-K.

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

The Company also measures its near-term sensitivity to interest rate movements through simulations of the effects of rate changes upon its net interest income.  Net interest income simulations evaluate the effect that interest rate changes have on the prepayment, repricing and maturity attributes of the Company’s interest earning assets and interest bearing liabilities over the next twelve months.  Interest rate movements of up 100, 200 and 300 basis points and down 100, 200 and 300 basis points, adjusted for activity in the current and forecasted interest rate environment, were applied to the Company’s interest earning assets and interest bearing liabilities as of December 31, 2008.  The results of these simulations on net interest income for 2008 are as follows:

Simulated % change in 2008
Net Interest Income
Assumed Changes
in Interest Rates	% Change
-300	0.0%
-200	0.5%
-100	0.6%
0	0.0%
+100	-1.1%
+200	-2.3%
+300	-4.4%

The Company also measures its longer-term sensitivity to interest rate movements through simulations of the effects of rate changes upon its economic value of shareholders’ equity.  Economic value of shareholders’ equity simulations evaluate the effect that interest rate changes have on the prepayment, repricing and maturity attributes of the Company’s interest earning assets and interest bearing liabilities over the life of each financial instrument.  Interest rate movements of up 100, 200 and 300 basis points and down 100, 200 and 300 basis points, adjusted for activity in the current and forecasted interest rate environment, were applied to the Company’s interest earning assets and interest bearing liabilities as of December 31, 2008.  The results of these simulations on economic value of shareholders’ equity for 2008 are as follows:

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

An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders’ equity less intangible assets, to average quarterly assets less intangible assets.  The leverage ratio at December 31, 2008 was 9.07% compared to 7.99% at December 31, 2007.  The increase is primarily the result of an increase in Tier 1 capital due to the issuance of Series A Preferred Stock.  For 2008 and 2007, the ratios were above minimum regulatory guidelines.

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

In December 2008, the Company infused $10 million in capital into the Bank.

The following table sets forth the Company’s capital ratios.

	At December 31,
	2008 (As Restated)	2007
	(Dollars in thousands)
Tier 1
Common shareholders’ equity (including unrealized gains (losses) on securities)	$123,629	$106,592
Disallowed intangible assets	(44,347)	(42,793)
Junior subordinated debt	18,110	20,082

Tier 2
Allowable portion of allowance for loan losses	8,124	7,264
Unrealized losses on available for sale equity securities	7,330	375
Total risk-based capital	$112,846	$91,520
Risk adjusted assets (including off-balance sheet exposures)	$883,949	$823,056

Leverage ratio	9.07%	7.99%
Tier 1 risk-based capital ratio	11.85%	10.24%
Total risk-based capital ratio	12.77%	11.12%

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

At December 31, 2008, the Company maintained $19.3 million in cash and cash equivalents primarily consisting of cash and due from banks.  In addition, the Company had $226.7 million in available for sale securities and $3.1 million in held to maturity securities.  Cash and investment securities totaled $249.0 million which represented 20.3% of total assets at December 31, 2008 compared to 19.1% at December 31, 2007.

The Company considers its primary source of liquidity to be its core deposit base, which includes non-interest-bearing and interest-bearing demand deposits, savings, and time deposits under $100,000.  This funding source has grown steadily over the years through organic growth and acquisitions and consists of deposits from customers throughout the financial center network.  The Company will continue to promote the growth of deposits through its financial center offices.  At December 31, 2008, approximately 55.4% of the Company’s assets were funded by core deposits acquired within its market area.  An additional 10.1% of the assets were funded by the Company’s equity.  These two components provide a substantial and stable source of funds.

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

Contractual Obligations

The following table represents the Company’s aggregate contractual obligations to make future payments.

	December 31, 2008
	(As Restated)
	Less than			Over
	1 year	1-3 Years	4-5 Years	5 Years	Total
	(in thousands)
Time deposits	$318,390	$85,732	$30,491	$132	$434,745
Long-term securities sold under agreements to repurchase	80,000	15,000	5,000	—	100,000
Long-term debt	30,000	20,000	—	—	50,000
Junior subordinated debt (1)	15,150	5,000	—	—	20,150
Operating leases	2,517	4,156	2,947	14,122	23,742
Unconditional purchase obligations	477	668	—	—	1,145
Total	$446,534	$130,556	$38,438	$14,254	$629,782

(1) Junior subordinated debt is classified based on the earliest date on which it may be redeemed, and not contractual maturity.

Risk Elements

Non-performing loans, consisting of loans on non-accrual status, loans past due 90 days or more and still accruing interest, and renegotiated troubled debt were $11.1 million at December 31, 2008, an increase from $6.8 million at December 31, 2007. Generally, loans that are more than 90 days past due are placed on non-accrual status.  As a percentage of total loans, non-performing loans represented 1.25% at December 31, 2008 and .83% at December 31, 2007.  The allowance for loan losses represents 73.0% of non-performing loans at December 31, 2008, compared to 106.5% at December 31, 2007.

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

Provision and Allowance for Loan Losses

The provision for loan losses for 2008 was $4.8 million compared to $1.0 million in 2007 and $1.1 million in 2006.  The Company performs a review of the credit quality of its loan portfolio on a monthly basis to determine the adequacy of the allowance for probable loan losses.  The Company experienced growth in the loan portfolio of 8.0% in 2008 and 7.3% in 2007.  The allowance for loan losses at December 31, 2008 was $8.1 million, or 0.92% of outstanding loans, compared to $7.3 million or 0.88% of outstanding loans at December 31, 2007.  The increase in the provision for loan losses for 2008 over 2007 is due primarily to the result of management’s evaluation and classification of the credit quality of the loan portfolio utilizing a qualitative and quantitative internal loan review process.

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

The unallocated portion of the allowance is intended to provide for probable losses that are not otherwise accounted for and to compensate for the imprecise nature of estimating future loan losses.  Management believes the allowance is adequate to cover the inherent risks associated with the Company’s loan portfolio.  While allocations have been established for particular loan categories, management considers the entire allowance to be available to absorb losses in any category.

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

Loan Policy and Procedure

The Bank’s loan policies and procedures have been approved by the Board of Directors, based on the recommendation of the Bank’s President, Chief Lending Officer, Chief Credit Officer, and the Risk Management Officer, who collectively establish and monitor credit policy issues.  Application of the loan policy is the direct responsibility of those who participate either directly or administratively in the lending function.

The Bank’s Relationship Managers originate loan requests through a variety of sources which include the Bank’s existing customer base, referrals from directors and various networking sources (accountants, attorneys, and realtors), and market presence.  Over the past several years, the Bank’s Relationship Managers have been significantly increased through (1) the hiring of experienced commercial lenders in the Bank’s geographic markets, (2) the Bank’s continued participation in community and civic events, (3) strong networking efforts, (4) local decision making, and (5) consolidation and other changes which are occurring with respect to other local financial institutions.

The Bank’s Relationship Managers have a combined lending authority up to $1,000,000.  Loans over $1,000,000 and up to $2,000,000 require the additional approval of the Chief Lending Officer, Chief Credit Officer and/or the Bank President. Loans in excess of $2,000,000 are presented to the Bank’s Credit Committee, comprised of the Chief Lending Officer, Chief Credit Officer, Chief Credit Officer (non-voting), and selected market Executives.  The Credit Committee can approve loans up to $4,500,000 and recommend loans to the Executive Loan Committee for approval up to the Bank’s legal lending limit of approximately $14,460,000.  The Executive Loan Committee is composed of the Bank President, the Chief Lending Officer, the Chief Credit Officer, the Chief Financial Officer, the Chief Credit Officer (non-voting member) and selected Board members.  The Bank has established an “in-house” lending limit of 80% of its legal lending limit and, at December 31, 2008, the Bank has no loan relationships in excess of its in-house limit.

Through the Chief Credit Officer and the Credit Committee, the Bank has successfully implemented individual, joint, and committee level approval procedures which have monitored and solidified credit quality as well as provided lenders with a process that is responsive to customer needs.

The Bank manages credit risk in the loan portfolio through adherence to consistent standards, guidelines, and limitations established by the credit policy.  The Bank’s credit department, along with the Relationship

Managers, analyzes the financial statements of the borrower, collateral values, loan structure, and economic conditions, to then make a recommendation to the appropriate approval authority.  Commercial loans generally consist of real estate secured loans, lines of credit, term, and equipment loans.  The Bank’s underwriting policies impose strict collateral requirements and normally will require the guaranty of the principals.  For requests that qualify, the Bank will use Small Business Administration guarantees to improve the credit quality and support local small business.

The Bank’s written loan policies are continually evaluated and updated as necessary to reflect changes in the marketplace.  Annually, credit loan policies are approved by the Bank’s Board of Directors thus providing Board oversight.  These policies require specified underwriting, loan documentation and credit analysis standards to be met prior to funding.

A credit loan committee comprised of senior management approves commercial and consumer loans with total loan exposures in excess of $2 million.  The executive loan committee comprised of senior management and 5 independent members from the Board of Directors approves commercial and consumer loans with total exposures in excess of $4.5 million up to the Bank’s legal lending limit.  One of the affirmative votes on both the credit and/or executive loan committee must be either the Chief Credit Officer or the Chief Lending Officer in order to ensure that proper standards are maintained.

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

Commercial Real Estate

a)	Unapproved land (raw land)	50%
b)	Approved but Unimproved land	65%
c)	Approved and Improved land	75%
d)	Improved Real Estate	80%

Investments

a)	Stocks listed on a nationally recognized exchange Stock value should be greater than $10.	75%
b)	Bonds, Bills, Notes
c)	US Gov’t obligations (fully guaranteed)	95%
d)	State, county, & municipal general obligations rated BBB or higher	varies: 65 - 80%
	Corporate obligations rated BBB or higher	varies: 65 - 80%

Other Assets

a)	Accounts Receivable (eligible)	80%
b)	Inventory (raw material and finished goods)	50%
c)	Equipment (new)	80%
d)	Equipment (purchase money used)	70%
e)	Cash or cash equivalents	100%

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

The Bank has not underwritten any hybrid loans or sub-prime loans.  Loans that are generally considered to be sub-prime are loans where the borrower has a FICO score below 640 and shows data on their credit reports associated with higher default rates, limited debt experience, excessive debt, a history of missed payments, failures to pay debts, and recorded bankruptcies.

All loan closings, loan funding and appraisal ordering and review involve personnel that are independent from the sales function to ensure that bank standards and requirements are met prior to disbursement.

Loan Portfolio

The following table sets forth the Company’s loan distribution at the periods presented:

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Commercial, Financial, and Agricultural	$499,847	$450,353	$389,455	$322,875	$279,756
Real Estate Construction	89,556	79,414	96,163	61,123	30,039
Residential Real Estate	292,707	285,330	272,925	259,434	274,417
Consumer	4,195	5,901	6,240	10,812	12,116
Total	$886,305	$820,998	$764,783	$654,244	$596,328

Loan Maturities

The following table shows the maturity of commercial, financial and agricultural loans outstanding at December 31, 2008:

	Maturities of Outstanding Loans
	Within	After One	After
	One	But Within	Five
	Year	Five Years	Years	Total
	(in thousands)
Commercial, Financial, and Agricultural	$147,182	$156,873	$195,792	$499,847
Real Estate Construction	73,829	12,572	3,155	89,556

Securities Portfolio

The following table sets forth the amortized cost of the Company’s investment securities at its last three fiscal year ends:

	As of December 31,
Securities Available For Sale	2008	2007	2006
	(In thousands)
Corporations	$9,438	$5,889	$9,703
State and Municipal Obligations	26,582	20,582	16,327
Mortgage Backed Securities	185,945	136,103	113,953
Other Securities and Equity Securities	16,570	25,598	23,447
Total	$238,535	$188,172	$163,430

	As of December 31,
Securities Held to Maturity	2008	2007	2006
	(In thousands)
Other Securities and Equity Securities	$3,060	$3,078	$3,117
Total	$3,060	$3,078	$3,117

This table has been adjusted to reflect the Company’s reclassification of Federal Home Loan Bank stock from securities available for sale to Federal Home Loan Bank stock.  See Note 2, “Restatement of Consolidated Financial Statements” to the consolidated financial statements included in this Form 10-K.

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

	Amortized Cost at December 31, 2008
	Due in	After 1	After 5
	1 Year	Year to	Years to	After		Fair
Securities Available For Sale	or Less	5 Years	10 Years	10 Years	Total	Value
	(In thousands except percentage data)
Obligations of U.S. Government Agencies and Corporations	$—	$—	$60	$9,378	$9,438	$9,331
	—%	—%	7.08%	6.26%	6.27%
State and Municipal Obligations	$—	$—	$361	$26,221	$26,582	25,033
	—%	—%	4.00%	4.34%	4.34%
Other Securities and Equity Securities	$1,500	$1,542	$1,000	$12,528	$16,570	7,124
	5.10%	5.00%	5.35%	4.56%	4.70%
Mortgage Backed Securities	$—	$—	$6,343	$179,602	$185,945	185,177
	—	—	5.38%	5.74%	5.73%

	Amortized Cost at December 31, 2008
	Due in	After 1	After 5
	1 Year	Year to	Years to	After		Fair
Securities Held to Maturity	or Less	5 Years	10 Years	10 Years	Total	Value
	(In thousands except percentage data)
Corporate Debt Securities	$—	$—	$—	$3,060	$3,060	$1,926
	—%	—%	—%	7.94%	7.94%

This table has been adjusted to reflect the Company’s reclassification of Federal Home Loan Bank stock from securities available for sale to Federal Home Loan Bank stock.  See Note 2, “Restatement of Consolidated Financial Statements” to the consolidated financial statements included in this Form 10-K.

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

Dividends and Shareholders’ Equity

The Company declared cash dividends in 2008 of $0.50 per share and $0.77 per share in 2007.  The cash dividends have been adjusted for the 5% stock dividend in 2007.

	Year Ended December 31,
	2008
	(As Restated)	2007	2006
Return on average assets	0.05%	0.70%	0.92%
Return on average equity	0.54%	7.15%	9.38%
Dividend payout ratio	503.89%	58.53%	42.74%
Average equity to average assets	8.95%	9.78%	9.82%

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Company’s disclosure relating to it in this “Management’s Discussion and Analysis”.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.

The discussion concerning the effects of interest rate changes on the Company’s estimated net interest income for the year ended December 31, 2008 set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity” in Item 7 hereof, is incorporated herein by reference.

Item 8.       Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

VIST Financial Corp.
Wyomissing, Pennsylvania

We have audited the accompanying consolidated balance sheets of VIST Financial Corp. and its subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, the December 31, 2008 consolidated financial statements have been restated to (i) correct the calculation of fair value on the junior subordinated debentures, (ii) record changes in fair value of the junior subordinated debentures and related cash flow hedges in operations, and (iii) correct the misapplication of cash flow hedge accounting to the junior subordinated debentures accounted for at fair value.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VIST Financial Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 26, 2010 expressed an adverse opinion.

ParenteBeard LLC	/s/ ParenteBeard LLC
Reading, Pennsylvania
March 4, 2009 (except for Note 2,
as to which the date is March 26, 2010)

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	December 31,
	2008
	(As Restated)	2007
ASSETS

Cash and due from banks	$18,964	$25,473
Interest-bearing deposits in banks	320	316

Total cash and cash equivalents	19,284	25,789

Mortgage loans held for sale	2,283	3,165
Securities available for sale	226,665	186,481
Securities held to maturity, fair value 2008 - $1,926; 2007 - $3,100	3,060	3,078
Federal Home Loan Bank stock	5,715	5,562
Loans, net of allowance for loan losses 2008 - $8,124; 2007 - $7,264	878,181	813,734
Premises and equipment, net	6,591	6,892
Identifiable intangible assets	4,833	3,892
Goodwill	39,732	39,189
Bank owned life insurance	18,552	17,857
Other assets	21,174	19,312

Total assets	$1,226,070	$1,124,951

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$108,645	$109,718
Interest bearing	741,955	602,927

Total deposits	850,600	712,645

Securities sold under agreements to repurchase	120,086	110,881
Federal funds purchased	53,424	118,210
Long-term debt	50,000	45,000
Junior subordinated debt, at fair value as of December 31, 2008	18,260	20,232
Other liabilities	10,071	11,391

Total liabilities	1,102,441	1,018,359

Shareholders’ equity
Preferred stock: $0.01 par value; authorized 1,000,000 shares; $1,000 liquidation preference per share; 25,000 shares of Series A 5% cumulative preferred stock issued and outstanding at December 31, 2008 and no shares at December 31, 2007; Less: discount of $2,307 at December 31, 2008 and no discount at December 31, 2007	22,693	—
Common stock, $5.00 par value; authorized 20,000,000 shares; issued: 5,768,429 shares at December 31, 2008 and 5,746,998 shares at December 31, 2007	28,842	28,735
Stock warrants	2,307	—
Surplus	64,349	63,940
Retained earnings	14,757	17,039
Accumulated other comprehensive loss	(7,834)	(1,116)
Treasury stock; 68,354 shares at December 31, 2008 and 89,853 shares at December 31, 2007, at cost	(1,485)	(2,006)

Total shareholders’ equity	123,629	106,592

Total liabilities and shareholders’ equity	$1,226,070	$1,124,951

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2008, 2007 and 2006

(Amounts in thousands, except per share data)

	Years Ended December 31,
	2008
	(As Restated)	2007	2006
Interest and dividend income:
Interest and fees on loans	$54,532	$59,234	$52,971
Interest on securities:
Taxable	9,942	7,859	7,202
Tax-exempt	959	571	790
Dividend income	393	384	396
Other interest income	12	28	18
Total interest and dividend income	65,838	68,076	61,377

Interest expense:
Interest on deposits	20,874	24,428	20,141
Interest on short-term borrowings	1,826	3,940	3,507
Interest on securities sold under agreements to repurchase	4,128	3,906	2,847
Interest on long-term debt	2,372	663	1,174
Interest on junior subordinated debt	1,437	1,898	1,852
Total interest expense	30,637	34,835	29,521

Net interest income	35,201	33,241	31,856
Provision for loan losses	4,835	998	1,084
Net interest income after provision for loan losses	30,366	32,243	30,772

Other income:
Customer service fees	2,964	2,657	2,689
Mortgage banking activities, net	897	1,894	3,574
Commissions and fees from insurance sales	11,284	11,362	11,269
Broker and investment advisory commissions and fees	813	886	721
Earnings on investment in life insurance	690	806	560
Gains on sale of loans	47	164	102
Net realized gains (losses) on sales of securities	(7,230)	(2,324)	515
Other income	2,514	2,402	2,028
Total other income	11,979	17,847	21,458

Other expense:
Salaries and employee benefits	22,078	21,561	22,142
Occupancy expense	4,707	4,309	4,465
Equipment expense	2,690	2,545	2,641
Marketing and advertising expense	1,635	1,672	1,354
Amortization of identifiable intangible assets	629	622	636
Professional services	2,594	1,835	1,257
Outside processing services	3,334	3,203	2,981
Insurance expense	1,262	614	500
Other expense	4,709	4,513	4,262
Total other expense	43,638	40,874	40,238

Income (loss) before income taxes	(1,293)	9,216	11,992
Income taxes (benefit)	(1,858)	1,746	2,839
Net income	$565	$7,470	$9,153

Basic earnings per share	$0.10	$1.32	$1.63
Diluted earnings per share	$0.10	$1.31	$1.62

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007 and 2006

(Dollar amounts in thousands, except share data)

	Preferred Stock		Common Stock					Accumulated
	Number of		Number of					Other
	Shares	Liquidation	Shares		Stock		Retained	Comprehensive	Treasury
	Issued	Value	Issued	Par Value	Warrants	Surplus	Earnings	(Loss)	Stock	Total
Balance, December 31, 2005	—	$—	5,111,178	$25,556	$—	$52,581	$20,790	$(3,143)	$(1,028)	$94,756

Comprehensive Income:
Net Income	—	—	—	—	—	—	9,153	—	—	9,153
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	—	—	—	617	—	617
Total comprehensive income										9,770

Purchase of treasury stock (45,000 shares)	—	—	—	—	—	—	—	—	(1,118)	(1,118)
Additional consideration in connection with acquisitions (11,727 shares)	—	—	—	—	—	58	—	—	223	281
Common stock dividend (5%)	—	—	253,241	1,266	—	4,463	(5,729)	—	—	—
Common stock issued in connection with Directors’ compensation (7,124 shares)	—	—	—	—	—	39	—	—	132	171
Common stock issued in connection with director and employee stock purchase plans	—	—	90,170	451	—	1,220	—	—	139	1,810
Tax benefits from employee stock transactions	—	—	—	—	—	127	—	—	—	127
Compensation expense related to stock options	—	—	—	—	—	245	—	—	—	245

Cash dividends declared ($0.70 per share)	—	—	—	—	—	—	(3,912)	—	—	(3,912)

Balance, December 31, 2006	—	—	5,454,589	27,273	—	58,733	20,302	(2,526)	(1,652)	102,130

Adjustment to opening balance, net of tax, for the adoption of SFAS No. 159 (see Note 1)	—	—	—	—	—	—	(409)	—	—	(409)

Adjusted opening balance, January 1, 2007	—	—	5,454,589	27,273	—	58,733	19,893	(2,526)	(1,652)	101,721

Comprehensive income:
Net income	—	—	—	—	—	—	7,470	—	—	7,470
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	—	—	—	1,410	—	1,410
Total comprehensive income										8,880

Purchase of treasury stock (35,000 shares)	—	—	—	—	—	—	—	—	(660)	(660)
Additional consideration in connection with acquisitions (13,381 shares)	—	—	—	—	—	14	—	—	306	320

Common stock dividend (5%)	—	—	270,413	1,353	—	4,591	(5,944)	—	—	—

Common stock issued in connection with directors’ compensation	—	—	9,323	46	—	176	—	—	—	222
Common stock issued in connection with director and employee stock purchase plans	—	—	12,673	63	—	159	—	—	—	222
Tax benefits from employee stock transactions	—	—	—	—	—	12	—	—	—	12
Compensation expense related to stock options	—	—	—	—	—	255	—	—	—	255

Cash dividends declared ($0.77 per share)	—	—	—	—	—	—	(4,380)	—	—	(4,380)

Balance, December 31, 2007	—	—	5,746,998	28,735	—	63,940	17,039	(1,116)	(2,006)	106,592

Comprehensive income (loss):
Net income (as restated)	—	—	—	—	—	—	565	—	—	565
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	—	—	—	(6,718)	—	(6,718)
Total comprehensive loss (as restated)										(6,153)

Issuance of preferred stock	25,000	25,000	—	—	—	—	—	—	—	25,000
Preferred stock discount	—	(2,307)	—	—	—	—	—	—	—	(2,307)
Issuance of stock warrants	—	—	—	—	2,307	—	—	—	—	2,307

Additional consideration in connection with acquisitions (21,499 shares)	—	—	—	—	—	(137)	—	—	521	384

Common stock issued in connection with directors’ compensation	—	—	10,808	54	—	139	—	—	—	193
Common stock issued in connection with director and employee stock purchase plans	—	—	10,623	53	—	88	—	—	—	141
Compensation expense related to stock options	—	—	—	—	—	319	—	—	—	319
Cash dividends declared ($0.50 per share)	—	—	—	—	—	—	(2,847)	—	—	(2,847)
Balance, December 31, 2008 (as restated)	25,000	$22,693	5,768,429	$28,842	$2,307	$64,349	$14,757	$(7,834)	$(1,485)	$123,629

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2008, 2007 and 2006

(Dollar amounts in thousands)

	Years Ended December 31,
	2008
	(As Restated)	2007	2006
Cash Flows From Operating Activities
Net income	$565	$7,470	$9,153
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,835	998	1,084
Provision for depreciation and amortization of premises and equipment	1,470	1,539	1,653
Amortization of identifiable intangible assets	629	622	636
Deferred income taxes	(345)	(45)	121
Director stock compensation	193	222	171
Net amortization of securities premiums and discounts	14	160	285
Amortization of mortgage servicing rights	202	143	77
Decrease in mortgage servicing rights	(6)	(8)	(18)
Net realized losses (gains) on sales of foreclosed real estate	120	(28)	(13)
Net realized losses (gains) on sales of securities	7,230	2,324	(515)
Proceeds from sales of loans held for sale	42,787	100,014	187,040
Net gains on sale of loans	(831)	(1,743)	(3,121)
Loans originated for sale	(41,074)	(95,854)	(172,945)
Increase in investment in life insurance	(695)	(667)	(487)
Compensation expense related to stock options	319	255	245
Net change in fair value of liabilities	(1,972)	103	—
Decrease (increase) in accrued interest receivable and other assets	7,816	66	(1,642)
(Decrease) increase in accrued interest payable and other liabilities	(6,907)	(11,667)	12,256

Net Cash Provided by Operating Activities	14,350	3,904	33,980

Cash Flow From Investing Activities
Investment securities:
Purchases - available for sale	(182,595)	(169,175)	(16,732)
Principal repayments, maturities and calls - available for sale	33,631	23,334	26,729
Principal repayments, maturities and calls - held to maturity	—	—	3,031
Proceeds from sales - available for sale	91,376	118,654	8,006
Net increase in loans receivable	(70,022)	(59,755)	(113,339)
Proceeds from sale of loans	740	2,195	1,708
Net (increase) decrease in Federal Home Loan Bank Stock	(153)	(985)	1,546
Net (increase) decrease in foreclosed real estate	166	337	(758)
Purchases of premises and equipment	(1,180)	(1,492)	(834)
Disposals of premises and equipment	11	2	51
Purchases of bank owned life insurance	—	—	(5,000)
Net cash used in acquisitions	(1,750)	—	—
Net Cash Used In Investing Activities	(129,776)	(86,885)	(95,592)

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31, 2008, 2007 and 2006

(Dollar amounts in thousands)

	Years Ended December 31,
	2008
	(As Restated)	2007	2006
Cash Flow From Financing Activities
Net increase in deposits	137,955	9,806	43,109
Net (decrease) increase in federal funds purchased	(64,786)	36,105	15,875
Net increase in securities sold under agreements to repurchase	9,205	19,894	21,532
Proceeds from long-term debt	20,000	40,000	—
Repayments of long-term debt	(15,000)	(14,500)	(23,500)
Issuance of preferred stock, including stock warrant	25,000	—	—
Purchase of treasury stock	—	(660)	(1,118)
Reissuance of treasury stock	384	320	281
Proceeds from the exercise of stock options and stock purchase plans	141	222	1,810
Tax benefits from employee stock transactions	—	12	127
Cash dividends paid	(3,978)	(4,264)	(3,800)
Net Cash Provided By Financing Activities	108,921	86,935	54,316

(Decrease) increase in cash and cash equivalents	(6,505)	3,954	(7,296)
Cash and Cash Equivalents:
January 1	25,789	21,835	29,131
December 31	$19,284	$25,789	$21,835

Cash Payments For:
Interest	$30,421	$34,833	$28,862
Taxes	$703	$1,500	$2,910

Supplemental Schedule of Non-cash Investing and Financing Activities
Other real estate acquired in settlement of loans	$736	$ $466	$ $771

See Notes to Consolidated Financial Statements.

1.         Significant Accounting Policies

Principles of Consolidation:

On March 3, 2008, the Company changed its name from Leesport Financial Corp. to VIST Financial Corp.  This re-branding initiative brought all the Leesport Financial Family of Companies under one new name and brand.

The consolidated financial statements include the accounts of VIST Financial Corp. (the “Company”), a bank holding company, which has elected to be treated as a financial holding company, and its wholly-owned subsidiaries, VIST Bank (the “Bank”), VIST Insurance, LLC (“VIST Insurance”) and VIST Capital Management, LLC (“VIST Capital”).  As of December 31, 2008, the Bank’s wholly-owned subsidiary was VIST Mortgage Holdings, LLC.  All significant inter-company accounts and transactions have been eliminated.

Nature of Operations:

The Bank provides full banking services.  VIST Insurance provides risk management services, employee benefits insurance and personal and commercial insurance coverage through multiple insurance companies.  VIST Capital provides investment advisory and brokerage services.  VIST Mortgage Holdings, LLC provides mortgage brokerage services through its limited partnership agreements with unaffiliated third parties involved in the real estate services industry.  First Leesport Capital Trust I, Leesport Capital Trust II and Madison Statutory Trust I are trusts formed for the purpose of issuing mandatory redeemable debentures on behalf of the Company.  These trusts are wholly-owned subsidiaries of the Company, but are not consolidated for financial statement purposes.  See “Junior Subordinated Debt” in Note 11 of the consolidated financial statements.  The Company and the Bank are subject to the regulations of various federal and state agencies and undergo periodic examinations by various regulatory authorities.

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

Significant Group Concentrations of Credit Risk:

Most of the Company’s banking, insurance and wealth management activities are with customers located within Berks, Schuylkill, Philadelphia, Montgomery and Delaware Counties, as well as, within other southeastern Pennsylvania market areas.  Note 5 of the consolidated financial statements details the Company’s investment securities portfolio for both available for sale and held to maturity investments.  Note 6 of the consolidated financial statements details the Company’s loan concentrations.  Although the Company has a diversified loan portfolio, its debtors’ ability to honor contracts is influenced by the region’s economy.

Reclassifications:

For comparative purposes, certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on net income.

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

If a decline in market value of a security is determined to be other than temporary, under generally accepted accounting principles, we are required to write these securities down to their estimated fair value.  As of December 31, 2008, we owned single issue and pooled trust preferred securities of other financial institutions and private label collateralized mortgage obligations whose aggregate historical cost basis is greater than their estimated fair value (see note 5 of the consolidated financial statements).  We have reviewed these securities and determined that the decreases in estimated fair value are temporary.  We perform an ongoing analysis of these securities utilizing both readily available market data and third party analytical models. Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities.  If such decline is determined to be other than temporary, we will write them down through a charge to earnings to their then current fair value.

The Company’s banking subsidiary, VIST Bank, is required to maintain certain amounts of FHLB stock as a member of the FHLB.  These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par.  Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment write-downs have been recorded on these securities during 2008, 2007, or 2006.

Federal Home Loan Bank Stock:

The FHLB of Pittsburgh announced in December 2008 that it voluntarily suspended the payment of dividends and the repurchase of excess capital stock from member banks.  The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of maintaining liquidity and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase excess capital stock.  The FHLB last paid a dividend in the third quarter of 2008.  Accounting guidance indicates that an investor in FHLB Pittsburgh capital stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares.  The decision of whether impairment exists is a matter of judgment that should reflect the investor’s view of FHLB Pittsburgh’s long-term performance, which includes factors such as its operating performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes on FHLB Pittsburgh, and accordingly, on the members of FHLB Pittsburgh and its liquidity and funding position.  After evaluating all of these considerations, the Company believes the par value of its shares will be recovered.  Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

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

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses.  Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

Foreclosed Assets:

Foreclosed assets, which are recorded in other assets were $263,000 and $548,000 at December 31, 2008 and 2007, respectively, include properties acquired through foreclosure or in full or partial satisfaction of the related loan.

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

Income Taxes:

Income Taxes — The calculation of the provision for federal and state income taxes is complex and requires the use of estimates and judgments.  In the Company’s consolidated balance sheet, the Company maintains two accruals for income taxes: the Company’s income tax payable represents the estimated amount currently due to the federal and state government and is reported as a component of “other liabilities”; the Company’s deferred federal and state income tax asset or liability represents the estimated impact of temporary differences between how the Company recognizes its assets and liabilities under GAAP, and how such assets and liabilities are recognized under the federal and state tax codes.

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

The effective tax rate is based in part on the Company’s interpretation of the relevant current tax laws.  The Company believes the aggregate liabilities related to taxes are appropriately reflected in the consolidated financial statements.  The Company reviews the appropriate tax treatment of all transactions taking into consideration statutory, judicial, and regulatory guidance in the context of the Company’s tax positions.  In addition, the Company relies on various tax opinions, recent tax audits, and historical experience.

From time to time, the Company engages in business transactions that may have an effect on its tax liabilities.  Where appropriate, the Company obtains opinions of outside experts and has assessed the relative merits and risks of the appropriate tax treatment of business transactions taking into account statutory, judicial, and regulatory guidance in the context of the tax position.  However, changes to the Company’s estimates of accrued taxes can occur due to changes in tax rates, implementation of new business strategies, resolution of issues with taxing authorities regarding previously taken tax positions and newly enacted statutory, judicial, and regulatory guidance.  Such changes could affect the amount of our accrued taxes and could be material to the Company’s financial position and/or results of operations. (See Note 13 of the consolidated financial statements.)

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

The Company’s calculation of earnings per share for the years ended December 31, 2008, 2007, and 2006 is as follows:

	Net	Weighted
	Income	Average shares	Per share
	(numerator)	(denominator)	amount
	(In thousands except per share data)

2008 (As Restated)
Basic earnings per share:
Net income available to common shareholders	$565	5,689	$0.10
Effect of dilutive stock options	—	6	—

Diluted earnings per share:
Net income available to common shareholders plus assumed conversion	$565	5,695	$0.10

2007
Basic earnings per share:
Net income available to common shareholders	$7,470	5,672	$1.32
Effect of dilutive stock options	—	24	(0.01)

Diluted earnings per share:
Net income available to common shareholders plus assumed conversion	$7,470	5,696	$1.31

2006
Basic earnings per share:
Net income available to common shareholders	$9,153	5,610	$1.63
Effect of dilutive stock options	—	47	(0.01)

Diluted earnings per share:
Net income available to common shareholders plus assumed conversion	$9,153	5,657	$1.62

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

The components of other comprehensive income (loss) and related tax effects were as follows:

	Years Ended December 31,
	2008 (As Restated)	2007	2006
		(In thousands)

Unrealized holding (losses) gains on available for sale securities	$(17,408)	$(188)	$1,447

Reclassification adjustment for losses (gains) realized in income	7,230	2,324	(515)
Net unrealized (losses) gains	(10,178)	2,136	932
Income tax effect	3,460	(726)	(315)

Other comprehensive (loss) income	$(6,718)	$1,410	$617

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

Segment Reporting:

The Bank acts as an independent community financial services provider which offers traditional banking and related financial services to individual, business and government customers.  Through its branch and automated teller machine networks, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services.  Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial and retail operations of the Bank.  As such, discrete financial information is not available and segment reporting for the Bank would not be meaningful.  See Note 19 for a discussion of insurance operations, investment advisory and brokerage operations and mortgage banking operations.

Recently Issued Accounting Standards:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits certain financial assets and financial liabilities to be measured at fair value, using an instrument-by-instrument election. The initial effect of adopting SFAS No. 159 must be accounted for as a cumulative-effect adjustment to opening retained earnings for the year in which SFAS No. 159 is applied.  Retrospective application of SFAS No. 159 to years preceding the effective date is not permitted.  The Company elected to early adopt SFAS No. 159 as of January 1, 2007.  This adoption resulted in a one-time cumulative after-tax charge of $409,000 ($619,000 pre-tax) to opening retained earnings as of January 1, 2007.  See Note 18, for additional information.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about assets and liabilities measured at fair value.  FASB Statement No. 157 does not change existing guidance as to whether or not an asset or liability is carried at fair value.  The new standard provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.  The standard also establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The standard eliminates large position discounts for financial instruments quoted in active markets, requires costs related to acquiring financial instruments carried at fair value to be included in earnings as incurred and requires that an issuer’s credit standing be considered when measuring liabilities at fair value.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted.  In conjunction with the early adoption of SFAS No. 159 indicated above, the Company adopted SFAS No. 157 beginning January 1, 2007.  See Note 18, for the new disclosures required by SFAS No. 157 regarding the market-based pricing associated with assets and liabilities carried at fair value.  No significant impact to amounts reported in the consolidated financial position or results of operations resulted from the adoption of SFAS No. 157.

In December 2007, the FASB issued FASB statement No. 141 (R) “Business Combinations”.  This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance is effective for fiscal years beginning after December 15, 2008.  This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

In December 2007, the FASB issued FASB statement No. 160 “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”.  This Statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance is effective for fiscal years beginning after December 15, 2008.  The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.”  This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction.  The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria.  The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed.  The implementation of this standard will not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161).  Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other GAAP.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60” (Statement 163).  This Statement clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.  Statement 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. Except for the required disclosures, earlier application is not permitted.  The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders.  Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.  This FSP is effective for fiscal years beginning after December 15, 2008.  The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2008, the FASB issued FSP SFAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP SFAS 133-1 and FIN 45-4).  FSP SFAS 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees.  It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods.  FSP SFAS 133-1 and FIN 45-4 are effective for reporting periods (annual or interim) ending after November 15, 2008.  The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014.  The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

In December 2008, the FASB issued FSP SFAS 140-4 and FASB Interpretation (FIN) 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP SFAS 140-4 and FIN 46(R)-8). FSP SFAS 140-4 and FIN 46(R)-8 amends FASB SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46(R)-8 are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46(R) are effective for reporting periods (annual or interim) ending after December 15, 2008.  The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

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

115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively.  Retrospective application to a prior interim or annual reporting period is not permitted.  The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations, however, see note 5 of the consolidated financial statements for a further discussion.

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

The following tables set forth the unaudited consolidated restated financial statements for the year ended December 31, 2008 previously filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The following is a summary of the adjustments to our previously issued consolidated balance sheet as of December 31, 2008:

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	December 31,			December 31,
	2008			2008
	As Reported	Adjustments	Reclassifications	As Restated
ASSETS

Cash and due from banks	$18,964			$18,964
Interest-bearing deposits in banks	320			320

Total cash and cash equivalents	19,284			19,284

Mortgage loans held for sale	2,283			2,283
Securities available for sale (a)	232,380		(5,715)	226,665
Securities held to maturity, fair value 2008 - $1,926; 2007 - $3,100	3,060			3,060
Federal Home Loan Bank stock (a)	—		5,715	5,715
Loans, net of allowance for loan losses 2008 - $8,124; 2007 - $7,264	878,181			878,181
Premises and equipment, net	6,591			6,591
Identifiable intangible assets	4,833			4,833
Goodwill	39,732			39,732
Bank owned life insurance	18,552			18,552
Other assets (b)	19,968	1,206		21,174

Total assets	$1,224,864	$1,206		$1,226,070

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$108,645			$108,645
Interest bearing	741,955			741,955

Total deposits	850,600			850,600

Securities sold under agreements to repurchase	120,086			120,086
Federal funds purchased	53,424			53,424
Long-term debt	50,000			50,000
Junior subordinated debt, at fair value as of December 31, 2008 (c)	19,711	(1,451)		18,260
Other liabilities (b)	8,554	1,517		10,071

Total liabilities	1,102,375	66		1,102,441

Shareholders’ equity
Preferred stock: $0.01 par value; authorized 1,000,000 shares; $1,000 liquidation preference per share; 25,000 shares of Series A 5% cumulative preferred stock issued at December 31, 2008 and no shares at December 31, 2007; Less: discount of $2,307 at December 31, 2008 and no discount at December 31, 2007	22,693			22,693
Common stock, $5.00 par value; authorized 20,000,000 shares; issued: 5,768,429 shares at December 31, 2008 and 5,746,998 shares at December 31, 2007	28,842			28,842
Stock Warrants	2,307			2,307
Surplus	64,349			64,349
Retained earnings (d)	14,383	374		14,757
Accumulated other comprehensive loss (e)	(8,600)	766		(7,834)
Treasury stock; 68,354 shares at December 31, 2008 and 89,853 shares at December 31, 2007, at cost	(1,485)			(1,485)

Total shareholders’ equity	122,489	1,140		123,629

Total liabilities and shareholders’ equity	$1,224,864	$1,206		$1,226,070

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

The following is a summary of the adjustments to our previously issued consolidated statements of income for the three months and year ended December 31, 2008:

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2008

(Amounts in thousands, except per share data)

	Three Months Ended				Twelve Months Ended
	December 31, 2008			December 31, 2008	December 31, 2008			December 31, 2008
	As Reported	Adjustments	Reclassifications	As Restated	As Reported	Adjustments	Reclassifications	As Restated
	(unaudited)			(unaudited)
Interest income:
Interest and fees on loans	$13,049			$13,049	$54,532			$54,532
Interest on securities:
Taxable	2,733			2,733	9,942			9,942
Tax-exempt	280			280	959			959
Dividend income (f)	26		3	29	533		(140)	393
Other interest income	3			3	12			12

Total interest income	16,091		3	16,094	65,978		(140)	65,838

Interest expense:
Interest on deposits	5,351			5,351	20,874			20,874
Interest on short-term borrowings	117			117	1,826			1,826
Interest on securities sold under agreements to repurchase	1,111			1,111	4,128			4,128
Interest on long-term debt	562			562	2,372			2,372
Interest on junior subordinated debt	355			355	1,437			1,437

Total interest expense	7,496			7,496	30,637			30,637

Net Interest Income	8,595		3	8,598	35,341		(140)	35,201
Provision for loan losses	2,250			2,250	4,835			4,835

Net Interest Income after provision for loan losses	6,345		3	6,348	30,506		(140)	30,366

Other income:
Customer service fees	775			775	2,964			2,964
Mortgage banking activities	87			87	897			897
Commissions and fees from insurance sales	2,761			2,761	11,284			11,284
Brokerage and investment advisory commissions and fees	163			163	813			813
Earnings on investment in life insurance	187			187	690			690
Gains on sale of loans	—			—	47			47
Net realized gains (losses) on sales of securities	(436)			(436)	(7,230)			(7,230)
Other Income (f), (g)	409	540	(3)	946	1,808	566	140	2,514

Total other income	3,946	540	(3)	4,483	11,273	566	140	11,979

Other expense:
Salaries and employee benefits	5,569			5,569	22,078			22,078
Occupancy expense	1,422			1,422	4,707			4,707
Furniture and equipment expense	686			686	2,690			2,690
Marketing and advertising expense	233			233	1,635			1,635
Amortization of identifiable intangible assets	171			171	629			629
Professional services	797			797	2,594			2,594
Outside processing	875			875	3,334			3,334
Insurance expense	440			440	1,262			1,262
Other expense	1,276			1,276	4,709			4,709

Total other expense	11,469			11,469	43,638			43,638

Income before income taxes	(1,178)	540		(638)	(1,859)	566		(1,293)
Income taxes (h)	(2,950)	183		(2,767)	(2,050)	192		(1,858)

Net income	$1,772	$357	$—	$2,129	$191	$374	$—	$565

EARNINGS PER SHARE DATA

Average shares outstanding	5,697,280			5,697,280	5,689,421			5,689,421
Basic earnings per share	$0.31	$0.07		$0.38	$0.03	$0.07		$0.10
Average shares outstanding for diluted earnings per share	5,697,280			5,697,280	5,689,421			5,689,421
Diluted earnings per share	$0.31	$0.07		$0.38	$0.03	$0.07		$0.10
Cash dividends declared per share	$0.10			$0.10	$0.50			$0.50

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

3.             Acquisitions Including Goodwill and Other Intangible Assets

On September 1, 2008, the Company paid cash of $1.8 million for Fisher Benefits Consulting, an insurance agency specializing in Group Employee Benefits, located in Pottstown, Pennsylvania.  Fisher Benefits Consulting has become a part of VIST Insurance.  As a result of the acquisition, VIST Insurance, continues to expand its retail and commercial insurance presence in southeastern Pennsylvania counties.  The results of Fisher Benefits Consultings operations have been included in the Company’s consolidated financial statements since September 2, 2008.

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

4.             Restrictions on Cash and Due from Banks

The Federal Reserve Bank requires the Bank to maintain average reserve balances.  For the year 2008 and 2007, the average of the daily reserve balances required to be maintained approximated $2.6 million and $1.2 million, respectively.

5.             Securities Available For Sale and Securities Held to Maturity

The following table details the amortized cost and estimated fair values of securities available for sale and securities held to maturity were as follows at December 31, 2008 and 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available For Sale	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2008:
Obligations of U.S. Government agencies and corporations	$9,438	$110	$(217)	$9,331
Mortgage-backed debt securities	185,945	3,215	(3,983)	185,177
State and municipal obligations	26,582	42	(1,591)	25,033
Other debt securities	13,172	—	(8,682)	4,490
Equity securities	3,398	34	(798)	2,634
	$238,535	$3,401	$(15,271)	$226,665
December 31, 2007:
Obligations of U.S. Government agencies and corporations	$5,889	$11	$(2)	$5,898
Mortgage-backed debt securities	136,103	683	(587)	136,199
State and municipal obligations	20,582	20	(199)	20,403
Other debt securities	14,415	—	(494)	13,921
Equity securities	11,183	135	(1,258)	10,060
	$188,172	$849	$(2,540)	$186,481

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Held To Maturity	Cost	Gains	Losses	Value

December 31, 2008:
Corporate debt securities	$3,060	$2	$(1,136)	$1,926
	$3,060	$2	$(1,136)	$1,926

December 31, 2007:
Corporate debt securities	$3,078	$79	$(57)	$3,100
	$3,078	$79	$(57)	$3,100

This table has been adjusted to reflect the Company’s reclassification of Federal Home Loan Bank stock from securities available for sale to Federal Home Loan Bank stock.  See Note 2, “Restatement of Consolidated Financial Statements” to the consolidated financial statements included in this Form 10-K.

Proceeds from sales of investment securities available-for-sale were $91.4 million in 2008, $118.7 million in 2007 and $8.0 million in 2006.

The following gross gains and losses were realized on sales of securities available for sale in 2008, 2007 and 2006 (in thousands):

Year	Gains	Losses	Net
	(In thousands)

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

The following table shows the gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
December 31, 2008:

Securities Available for Sale
Obligations of U.S. Government agencies and corporations	$5,707	$(217)	$—	$—	$5,707	$(217)
Mortgage-backed debt securities	28,084	(2,554)	4,523	(1,429)	32,607	(3,983)
State and municipal obligations	22,740	(1,591)	—	—	22,740	(1,591)
Other debt securities	1,065	(157)	3,425	(8,525)	4,490	(8,682)
Equity securities	162	(53)	1,778	(745)	1,940	(798)
Total	$57,758	$(4,572)	$9,726	$(10,699)	$67,484	$(15,271)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
December 31, 2008:

Securities Held to Maturity
Corporate debt securities	$881	$(1,136)	$—	$—	$881	$(1,136)
Total	$881	$(1,136)	$—	$—	$881	$(1,136)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
December 31, 2007:

Securities Available for Sale
Obligations of U.S. Government agencies and corporations	$—	$—	$998	$(2)	$998	$(2)
Mortgage-backed debt securities	22,708	(109)	27,685	(478)	50,393	(587)
State and municipal obligations	11,449	(187)	350	(12)	11,799	(199)
Other debt securities	1,483	(16)	10,764	(478)	12,247	(494)
Equity securities	1,046	(306)	5,767	(952)	6,813	(1,258)
Total	$36,686	$(618)	$45,564	$(1,922)	$82,250	$(2,540)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
December 31, 2007:

Securities Held to Maturity
Other debt securities	$—	$—	$1,000	$(57)	$1,000	$(57)
Total	$—	$—	$1,000	$(57)	$1,000	$(57)

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

A.            Obligations of U. S. Government Agencies and Corporations.  The unrealized losses on the Company’s investments in obligations of U S Government agencies were caused by illiquidity and dislocation in the market as a result of the ongoing credit crisis.  At December 31, 2008, U. S. Government agencies and corporations bonds represented 4.1% of the total available for sale securities held in the investment securities portfolio.  The Company purchased those investments at par or at a discount relative to their face amount and the contractual cash flows are guaranteed by an agency of the U S Government.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2008.  Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

B.            Mortgage-Backed Debt Securities.  The unrealized losses on the Company’s investments in federal agency mortgage-backed securities and corporate (non-agency) collateralized mortgage obligations were primarily caused by illiquidity and dislocation in the market as a result of the ongoing credit crisis.  At December 31, 2008, federal agency mortgage-backed securities represented 62.1% of the total fair value of available for sale securities held in the investment securities portfolio and corporate collateralized mortgage obligations represented 19.6% of the total fair value of available for sale securities held in the investment securities portfolio.  The Company purchased those securities at a price relative to the market at the time of the purchase.  The contractual cash flows of those federal agency mortgage-backed securities are guaranteed by the US Government.

For corporate (non-agency) collateralized mortgage obligations, the Company uses a model to further analyze each issue to determine whether or not the current unrealized losses are other-than-temporary.  This framework applies stress to each issue based on current market data detailing underlying collateral, delinquency, bankruptcy, foreclosure and real estate owned (REO).  Each category is assigned a standard default and severity rate to derive a total custom credit coverage rate.  This custom credit coverage rate is compared to the current credit support along with various other criteria including: percent decline in fair value; credit rating downgrades; probability of repayment of amounts due; changes in average life and the Company’s ability and intent to hold the securities to recovery of its full value to determine whether the issue is other-than-temporarily impaired.

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

C.            State and Municipal Obligations.  The unrealized losses on the Company’s investments in state and municipal obligations were primarily caused by illiquidity, dislocation in the market as a result of the ongoing credit crisis and the deterioration of the creditworthiness of certain monoline bond insurers.  At December 31, 2008, state and municipal obligation bonds represented 11.0% of the total fair value of available for sale securities held in the investment securities portfolio.  The Company purchased those obligations at a price relative to the market at the time of the purchase, and the tax advantaged benefit of the interest earned on these investments reduce the Company’s federal tax liability.  Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2008.  Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

D.            Other Debt Securities.  Included in other debt securities at December 31, 2008, were one asset-backed security which represented 0.1% of the total fair value of available for sale securities, three corporate debt issues representing 1.4% of the total fair value of available for sale securities, three single issue trust preferred securities (“TRUPS”) representing 0.2% and 97.0% of the total fair value of available for sale securities and the total held to maturity securities, respectively, and ten pooled TRUPS representing 0.3% and 3.0% of the total fair value of available for sale securities and the total held to maturity securities, respectively.

The Company’s unrealized losses on other debt securities relate primarily to its investment in pooled TRUPS.  The decline in value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities.  Due to the illiquidity in the market, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time.  Because the Company has analyzed the cash flow characteristics of the securities and has the ability and intent to hold these securities until a recovery of fair value, which may be at maturity; and determined that there was no adverse change in the expected cash flows, it does not consider the investment in these securitized assets to be other-than-temporarily impaired at December 31, 2008.

Investments in other debt securities include $16.2 million book value of single issue and pooled TRUPS of other financial institutions.  The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies.  For pooled TRUPS, the Company uses a third party OTTI evaluation model to compare the present value of current cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter.  The OTTI model considers the structure and term of the CDO and the financial condition of the underlying issuers.  Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying TRUPS.  Management assumptions used in the model include expected future default rates and prepayments.  The Company assumes no recoveries on defaults and treats all interest payment deferrals as defaults.  In addition, the model “stresses” each CDO, or makes assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate underlying collateral before the CDO could break yield and no longer fully support repayments.  At December 31, 2008, the cash flow model indicated no OTTI impairment charge.  Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

E.             Equity Securities.  Included in equity securities available for sale at December 31, 2008, were equity investments in 30 financial services companies.  The Company owns 1 qualifying Community Reinvestment Act (“CRA”) equity investment with an amortized cost and fair value of approximately $1.0 million, respectively.  The remaining 29 equity securities have an average amortized cost of approximately $83,000 and an average fair value of approximately $56,000.  While $1.8 million in fair value of the equity securities has been below amortized cost for a period of more than twelve months, the Company believes the decline in market value of the equity investment in financial services companies is primarily attributable to changes in market pricing and not fundamental changes in the earning potential of the individual companies.  The Company has the intent and ability to retain its investment in these securities for a period of time sufficient to allow for any anticipated recovery in market value.  The Company does not consider its equity securities to be other-than-temporarily-impaired as December 31, 2008.

The following table details the amortized cost and fair value of securities as of December 31, 2008, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because certain securities may be called or prepaid without penalty.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Due in one year or less	$1,500	$1,470	$—	$—
Due after one year through five years	1,542	825	—	—
Due after five years through ten years	1,421	1,277	—	—
Due after ten years	44,729	35,282	3,060	1,926
Mortgage-backed securities	185,945	185,177	—	—
Equity securities	3,398	2,634	—	—
	$238,535	$226,665	$3,060	$1,926

This table has been adjusted to reflect the Company’s reclassification of Federal Home Loan Bank stock from securities available for sale to Federal Home Loan Bank stock.  See Note 2, “Restatement of Consolidated Financial Statements” to the consolidated financial statements included in this Form 10-K.

6.             Loans

The components of loans were as follows:

	December 31,
	2008	2007
	(In thousands)

Residential real estate - 1 to 4 family	$185,866	$198,607
Residential real estate - multi family	34,869	33,457
Commercial	174,219	156,396
Commercial, secured by real estate	326,442	294,932
Construction	89,556	79,414
Consumer	3,995	5,690
Home equity lines of credit	72,137	53,405
	887,084	821,901
Net deferred loan fees	(779)	(903)
Allowance for loan losses	(8,124)	(7,264)
Loans, net of allowance for loan losses	$878,181	$813,734

Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Balance, beginning	$7,264	$7,611	$7,619
Provision for loan losses	4,835	998	1,084
Loans charged off	(4,073)	(1,548)	(1,305)
Recoveries	98	203	213
Balance, ending	$8,124	$7,264	$7,611

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

7.             Loan Servicing

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

8.             Premises and Equipment

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

9.             Deposits

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

10.          Borrowings and Other Obligations

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

Securities sold under agreements to repurchase at December 31, 2008 and 2007 consisted of the following:

					Weighted
	Amount				Average Rate
	2008		2007		2008	2007
	(In thousands)
Fixed rate securities sold under agreements to repurchase maturing:
2013	$—	-	$20,000	(1)	—%	4.85%
2015	30,000	(2)(4)	15,000	(2)	2.60	3.25
2017	50,000	(3)	50,000	(3)	4.57	3.45
2018	20,000	(5)	—		4.75	—
Total securities sold under agreements to repurchase	$100,000		$85,000		4.02%	3.75%

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

11.                               Junior Subordinated Debt

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

On September 26, 2002, the Company established Leesport Capital Trust II, a Delaware statutory business trust, in which the Company owns all of the common equity.  Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45% (6.25%

at December 31, 2008).  These debentures are the sole assets of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial Corp. of the obligations of the Trust under the capital securities. These securities must be redeemed in September 2032, but may be redeemed on or after November 7, 2007 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company.  As of December 31, 2008, the Company has not exercised the call option on these debentures.  In September 2008, the Company entered into an interest rate swap agreement that effectively converts the $10 million of adjustable-rate capital securities to a fixed interest rate of 7.25%.  Interest began accruing on the Leesport Capital Trust II swap in February 2009 (see note 17 of the consolidated financial statements).

On June 26, 2003, Madison established Madison Statutory Trust I, a Connecticut statutory business trust.  Pursuant to the purchase of Madison on October 1, 2004, the Company assumed Madison Statutory Trust I in which the Company owns all of the common equity.  Madison Statutory Trust I issued $5 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10% (6.58% at December 31, 2008).  These debentures are the sole assets of the Trusts.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial Corp. of the obligations of the Trust under the capital securities. These securities must be redeemed in June 2033, but may be redeemed on or after September 26, 2008 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company.  In September 2008, the Company entered into an interest rate swap agreement that effectively converts the $5 million of adjustable-rate capital securities to a fixed interest rate of 6.90%.  Interest began accruing on the Madison Statutory Trust I swap in March 2009 (see note 17 of the consolidated financial statements).

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” which was revised in December 2003.  This Interpretation provides guidance for the consolidation of variable interest entities (VIEs).  First Leesport Capital Trust I, Leesport Capital Trust II and Madison Statutory Trust I (the “Trusts”) each qualify as a variable interest entity under FIN 46(R).  The Trusts issued mandatory redeemable preferred securities (Trust Preferred Securities) to third-party investors and loaned the proceeds to the Company.  The Trusts hold, as their sole assets, subordinated debentures issued by the Company.

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

12.                               Employee Benefits

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

The Company has a 401(k) Salary Deferral Plan.  This plan covers all eligible employees who elect to contribute to the Plan.  An employee who has attained 18 years of age and has been employed for at least 30 calendar days is eligible to participate in the Plan effective with the next quarterly enrollment period.  Employees become eligible for the Company contribution to the Salary Deferral Plan at each future enrollment period upon completion of one year of service.  The Company contributes 150% match of the first 2% of a participants pay deferred into the Plan plus 100% of next 1%, 50% of next 4% for a total available match of 6%.  Contributions from the Company vest to the employee over a five year schedule.  The annual expense included in salaries and employee benefits representing the expense of the Company’s contribution was $713,000, $715,000, and $708,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

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

13.                               Stock Option Plans and Shareholders’ Equity

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

On April 17, 2007, shareholders approved the VIST Financial Corp. 2007 Equity Incentive Plan (EIP).  The total number of shares which may be granted under the Equity Incentive Plan is equal to 12.5% of the outstanding shares of the Company’s common stock on the date of approval of the Plan and is subject to automatic annual increases by an amount equal to 12.5% of any increase in the number of the Company’s outstanding shares of common stock during the preceding year or such lesser number as determined by the Company’s board of directors.  The total number of shares of common stock that may be issued pursuant to the EIP is 676,572.  The EIP covers all employees and non-employee directors of the Company and its subsidiaries.  Incentive stock options, nonqualified stock options and restricted stock grants are authorized for issuance under the EIP.  The exercise price for stock options granted under the EIP must equal the fair market value of the Company’s common stock on the date of grant.  Vesting of awards under the EIP is determined by the Human Resources Committee of the board of directors, but must be at least one year.  The committee may also subject an award to one or more performance criteria.  Stock options and restricted stock awards generally expire upon termination of employment.  In certain instances after an optionee terminates employment or service, the Committee may extend the exercise period for a vested nonqualified stock option up to the remaining term of the option.  A vested incentive stock option must be exercised within three months following termination of employment if such termination is for reasons other than cause.  Performance goals generally cannot be accelerated or waived except in the event of a change in control or upon death, disability or retirement.  As of December 31, 2008, no shares have been issued under the EIP.  This EIP will expire on April 17, 2017.

A combined summary of stock option transactions under the Plans is presented in the following table:

	Years Ended December 31,
	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at the beginning of the year	443,562	$20.15	438,502	$20.20	380,720	$18.29
Granted	292,229	13.07	24,978	19.11	162,356	22.88
Exercised	—	—	(5,249)	13.42	(83,488)	16.94
Forfeited	(11,589)	19.56	(12,402)	22.31	(17,400)	19.27
Expired	(15,313)	20.29	(2,267)	21.96	(3,686)	19.88
Outstanding at the end of the year	708,889	$17.23	443,562	$20.15	438,502	$20.20

Exercisable at December 31	374,892	$19.87	323,384	$19.49	236,676	$18.37

Options available for grant at December 31, 2008 were 406,921.

Other information regarding options outstanding and exercisable as of December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Options	Term	Exercise	Options	Exercise
Range of Exercise Price	Outstanding	in Years	Price	Outstanding	Price
$ 8.00 to $ 9.99	141,500	10.0	$9.43	—	$—
10.00 to 11.99	19,209	7.2	11.12	6,536	11.31
12.00 to 13.99	54,798	3.8	12.99	43,298	12.79
14.00 to 15.49	11,550	3.7	14.68	11,550	14.68
15.50 to 16.99	29,824	3.1	15.97	29,824	15.97
17.00 to 18.49	140,924	9.1	17.41	10,868	17.99
18.50 to 21.49	160,579	6.7	21.21	160,301	21.21
21.50 to 22.99	131,037	7.5	22.90	101,125	22.89
23.00 to 24.49	19,468	8.0	23.25	11,390	23.23
	708,889	7.6	$17.23	374,892	19.87

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

Stock-Based Compensation Expense.  As stated in Note 1 — Significant Accounting Policies, the Company adopted the provisions of SFAS No. 123R on January 1, 2006.  SFAS No. 123R requires that stock-based compensation to employees be recognized as compensation cost in the consolidated statements of income based on their fair values on the measurement date, which, for the Company, is the date of grant.  Included in the results for the years ended December 31, 2008, 2007 and 2006 were compensation costs relating to the adoption of Statement No. 123R of approximately $319,000, $255,000 and $245,000, respectively, or $211,000 net of tax, $168,000 net of tax and $162,000 net of tax, respectively.  Cash flows from financing activities for 2008 and 2007 included $0 and $12,000, respectively, in cash inflows from excess tax benefits related to stock compensation.  As of December 31, 2008 and 2007, there was approximately $436,000 and $414,000, respectively, of total unrecognized compensation cost related to non-vested stock options under the plans.

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

14.                               Income Taxes

The components of federal and state income tax expense were as follows:

	Years ended December 31,
	2008
	(As Restated)	2007	2006
	(In thousands)
Current federal income tax expense	$(1,708)	$1,791	$2,718
Current state income tax expense	195	—	—
Deferred federal and state income tax expense (benefit)	(345)	(45)	121
	$(1,858)	$1,746	$2,839

Reconciliation of the statutory federal income tax expense computed at 34% to the income tax expense included in the consolidated statements of income is as follows:

	Years ended December 31,
	2008
	(As Restated)	2007	2006
	(In thousands)
Federal income tax at statutory rate	$(440)	$3,133	$4,077
State tax expense	195	—	—
Tax exempt interest	(958)	(729)	(584)
Interest disallowance	112	109	78
Bank owned life insurance	(236)	(227)	(165)
Tax credits	(600)	(600)	(600)
Incentive stock option expense	101	87	54
Other	(32)	(27)	(21)
	$(1,858)	$1,746	$2,839

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

Net deferred tax assets consisted of the following components:

	December 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$2,762	$2,470
Deferred compensation	550	530
Net operating loss carryovers	508	1,247
Net unrealized losses on available for sale securities	4,036	575
Non-qualified stock option expense	8	45
Deferred issuance costs	199	210
Other	202	40

Total deferred tax assets	8,265	5,117

Deferred tax liabilities:
Premises and equipment	122	(407)
Goodwill	(776)	(807)
Core deposit intangible	(248)	(337)
Mortgage servicing rights	(100)	(167)
Loans receivable	—	(62)
Prepaid expense and deferred loan costs	(556)	(436)
Other	—	—

Total deferred tax liabilities	(1,558)	(2,216)

Net deferred tax assets	$6,707	$2,901

As of December 31, 2008, the Company has utilized all of the federal net operating loss carryovers from the acquisition of Madison.  The utilization of these losses is subject to annual limitation under Section 382 of the Internal Revenue Code.  The Company has approximately $5.1 million of state net operating loss carryovers which will expire in 2024.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 as of January 1, 2007.  The Company has evaluated its tax positions as of December 31, 2008.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit.  As of December 31, 2008, the Company had no material unrecognized tax benefits or accrued interest and penalties.  The Company’s policy is to account for interest as a component of interest expense and penalties as a component of other expense.  The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the Commonwealth of Pennsylvania.  The Company is no longer subject to examination by U.S. Federal taxing authorities for the years before January 1, 2005 and for all state income taxes through December 31, 2004.

15.                               Transactions with Executive Officers and Directors

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

16.                               Regulatory Matters and Capital Adequacy

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

As of December 31, 2008, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed its category.

The Company’s and the Bank’s actual capital amounts and ratios are presented below:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
As of December 31, 2008 (As Restated):
Total Capital (to risk-weighted assets):
VIST Financial Corp.,	$112,846	12.77%	$ >70,716	>8.00%	N/A	N/A
VIST Bank	96,873	11.11	>69,776	>8.00	$ >87,220	>10.00%
Tier 1 capital (to risk-weighted assets):
VIST Financial Corp.,	104,722	11.85	>35,358	>4.00	N/A	N/A
VIST Bank	88,749	10.18	>34,888	>4.00	>52,332	>6.00
Tier 1 capital (to average assets):
VIST Financial Corp.,	104,722	9.07	>46,182	>4.00	N/A	N/A
VIST Bank	88,749	7.73	>45,933	>4.00	>57,416	>5.00

As of December 31, 2007:
Total Capital (to risk-weighted assets):
VIST Financial Corp.,	$91,520	11.12%	$ >65,844	>8.00%	N/A	N/A
VIST Bank	85,258	10.51	>64,918	>8.00	$ >81,148	>10.00%
Tier 1 capital (to risk-weighted assets):
VIST Financial Corp.,	84,256	10.24	>32,922	>4.00	N/A	N/A
VIST Bank	77,994	9.61	>32,459	>4.00	>48,689	>6.00
Tier 1 capital (to average assets):
VIST Financial Corp.,	84,256	7.99	>42,157	>4.00	N/A	N/A
VIST Bank	77,994	7.47	>41,763	>4.00	>52,204	>5.00

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

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company.  At December 31, 2008, the Bank had approximately $10.0 million available for payment of dividends to the Company.  Loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.  At December 31, 2008, the Bank had a $1.0 million loan outstanding to VIST Insurance.  At December 31, 2007, the Bank had no secured loans outstanding to the Company or any of its subsidiaries.

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

17.                               Financial Instruments with Off-Balance Sheet Risk

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

The Company has elected to record its junior subordinated debt at fair value with changes in fair value reflected in other income in the consolidated statements of operations.  The fair value is estimated utilizing the income approach whereby the expected cash flows over the remaining estimated life of the debentures are discounted using the Company’s estimated credit spread over the current fully indexed yield based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.  For the period ended December 31, 2008 the estimated credit spreads the Company used in determining the fair value of its junior subordinated debt were incorrect.  Due to the escalation of the credit crisis in the fourth quarter of 2008, credit spreads widened as the underlying credit quality of the institutions issuing these debentures deteriorated.  Short-term interest rate indexes (LIBOR) declined several hundred basis points in the fourth quarter of 2008.  The Company has adjusted these credit spreads to reflect a more appropriate fair value in the restated financial statements.

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

In September 2008, the Company entered into two interest rate swaps to manage its exposure to interest rate risk.  The interest rate swap transactions involved the exchange of the Company’s floating rate interest rate payment on its $15 million in floating rate junior subordinated debt for a fixed rate interest payment without the exchange of the underlying principal amount.  The first interest rate swap agreement effectively converts the $10 million of adjustable-rate capital securities to a fixed interest rate of 7.25%. Interest began accruing on this swap in February 2009. The second interest rate swap agreement effectively converts the $5 million of adjustable-rate capital securities to a fixed interest rate of 6.90%. Interest began accruing on this swap in March 2009.  Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract.  Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.  These interest rate swaps are recorded on the balance sheet at fair value through adjustments to other income in the consolidated results of operations.  The fair value measurement of the interest rate swaps is determined by netting the discounted future fixed or variable cash payments and the discounted expected fixed or variable cash receipts based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.

The estimated fair values of the interest rate swap agreements represent the amount the Company would have expected to receive to terminate such contract.  At December 31, 2008 and 2007, the estimated fair value of the interest rate swap agreements was $(1,325,000) and $82,000, respectively, and was offset by an increase in the fair value of the related trust preferred security.  The swap agreements expose the Company to market and credit risk if the counterparty fails to perform.  Credit risk is equal to the extent of a fair value gain on the swaps.  The Company manages this risk by entering into these transactions with high quality counterparties.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The Company adopted SFAS 157 effective for its fiscal year beginning January 1, 2007.

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2008 and 2007:

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

	As of December 31, 2008
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Securities available for sale	$1,675	$224,990	$—	$226,665

Liabilities (as restated):
Junior subordinated debt	$—	$—	$18,260	18,260
Interest rate swaps	—	—	1,325	1,325

	As of December 31, 2007
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Securities available for sale	$1,675	$184,806	$—	$186,481

Liabilities:
Junior subordinated debt	$—	$—	$20,232	20,232
Interest rate swaps	—	—	(82)	(82)

This table has been adjusted to reflect the Company’s reclassification of Federal Home Loan Bank stock from securities available for sale to Federal Home Loan Bank stock. See Note 2, “Restatement of Consolidated Financial Statements” to the consolidated financial statements included in this Form 10-K.

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

As a result of the change in fair value of the junior subordinated debt and interest rate swaps, included in other non-interest income for the twelve months ended December 31, 2008 is a gain of approximately $566,000.

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

Federal Home Loan Bank Stock:

Federal law requires a member institution of the Federal Home Loan Bank to hold stock of its district FHLB according to a predetermined formula.  The Federal Home Loan Bank stock stock is carried at cost.

Loans Held for Sale:

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted price exists, the fair value of a loan is determined based on expected proceeds based on sales contracts and commitments.

Impaired Loans:

Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Impaired loans are evaluated and valued at the time the loan is identified as impaired. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.  Impaired loans are reviewed and evaluated on a monthly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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

The estimated fair values of the Company’s financial instruments as of December 31, 2008 and 2007 were as follows:

	2008	2008	2007	2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents and federal funds sold	$19,284	$19,284	$25,789	$25,789
Mortgage loans held for sale	2,283	2,283	3,165	3,165
Securities available for sale	226,665	226,665	186,481	186,481
Securities held to maturity	3,060	1,926	3,078	3,100
Federal Home Loan Bank stock	5,715	5,715	5,562	5,562
Loans, net	878,181	897,930	813,734	830,357
Mortgage servicing rights	295	295	491	491
Accrued interest receivable	4,734	4,734	4,845	4,845
Interest rate cap	—	—	3	3

Financial Liabilities:
Deposits	850,600	858,744	712,645	713,206
Securities sold under agreements to repurchase	120,086	121,572	110,881	110,881
Federal funds purchased	53,424	53,424	118,210	118,210
Long-term debt	50,000	50,975	45,000	45,157
Junior subordinated debt (as restated)	18,260	18,260	20,232	20,232
Accrued interest payable	3,413	3,413	3,197	3,197
Interest rate swap (as restated)	1,325	1,325	(82)	(82)

Off-balance Sheet Financial Instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

This table has been adjusted to reflect the Company’s reclassification of Federal Home Loan Bank stock from securities available for sale to Federal Home Loan Bank stock.  See Note 2, “Restatement of Consolidated Financial Statements” to the consolidated financial statements included in this Form 10-K.

19.          Segment and Related Information

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

Segment information for 2008, 2007 and 2006 is as follows (in thousands):

	Banking and		Brokerage and
	Financial	Mortgage	Investment
	Services	Banking	Services	Insurance	Total
2008 (As Restated)
Net interest income and other income from external customers	$31,975	$2,956	$892	$11,357	$47,180
Income (loss) before income taxes	(4,335)	1,332	(150)	1,860	(1,293)
Total assets	1,131,797	75,370	1,247	17,656	1,226,070
Purchases of premises and equipment	1,142	1	1	36	1,180

2007
Net interest income and other income from external customers	$35,924	$2,806	$987	$11,371	$51,088
Income (loss) before income taxes	6,413	645	(23)	2,181	9,216
Total assets	1,045,800	60,648	1,198	17,305	1,124,951
Purchases of premises and equipment	1,200	39	16	237	1,492

2006
Net interest income and other income from external customers	$36,675	$4,458	$788	$11,393	$53,314
Income (loss) before income taxes	8,822	1,001	(158)	2,327	11,992
Total assets	967,040	53,758	1,226	19,608	1,041,632
Purchases of premises and equipment	758	10	6	60	834

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

20.            Legal Proceedings

The Company is party to legal actions that are routine and incidental to its business.  In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on the financial statements of the Company.

21.            VIST Financial Corp. (Parent Company Only) Financial Information

BALANCE SHEET

	December 31,
	2008 (As Restated)	2007
	(In thousands)
ASSETS
Cash and short-term investments	$15,715	$331
Investment in bank subsidiary	109,774	106,331
Investment in non-bank subsidiary	13,717	14,634
Securities available for sale	2,079	3,881
Premises and equipment and other assets	2,763	4,072
Total assets	$144,048	$129,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	2,159	2,425
Junior subordinated debt, at fair value as of December 31, 2008	18,260	20,232
Shareholders’ equity	123,629	106,592
Total liabilities and shareholders’ equity	$144,048	$129,249

STATEMENTS OF INCOME

	Years Ended December 31,
	2008 (As Restated)	2007	2006
	(In thousands)
Dividends from subsidiaries	$3,209	$4,372	$3,912
Other income	9,591	9,377	8,771
Interest expense on junior subordinated debt	(1,437)	(1,898)	(1,852)
Other expense	(8,617)	(7,568)	(6,648)
Income before equity in undistributed net income (loss) of subsidiaries and income taxes	2,746	4,283	4,183
Income tax expense (benefit)	2	50	138
Net equity in undistributed net income (loss) of subsidiaries	(2,179)	3,237	5,108
Net income	$565	$7,470	$9,153

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008 (As Restated)	2007	2006
	(In thousands)
Cash Flows From Operating Activities
Net Income	$565	$7,470	$9,153
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	322	283	273
Equity in undistributed loss (income) of subsidiaries	2,179	(3,237)	(5,108)
Directors’ stock compensation	193	222	171
Loss (Gain) on sale of available for sale securities	236	(55)	(262)
Increase (decrease) other liabilities	(21)	313	825
Decrease (increase) in other assets	1,777	1,215	286
Other, net	(9,664)	4,388	5,985
Net Cash (Used In) Provided by Operating Activities	(4,413)	10,599	11,323

Cash Flow From Investing Activities
Purchase of available for sale investment securities	(118)	(350)	(1,267)
Sales and principal repayments, maturities and calls of available for sale securities	1,322	882	2,680
Purchase of premises and equipment	(428)	(337)	(391)
Investment in bank subsidiary	(3,443)	(7,855)	(7,072)
Investment in non-bank subsidiary	917	(978)	(139)
Net Cash Used In Investing Activities	(1,750)	(8,638)	(6,189)

Cash Flow From Financing Activities
Proceeds from the exercise of stock options and stock purchase plans	141	222	1,810
Issuance of preferred stock	25,000	—	—
Purchase of treasury stock and warrant	—	(660)	(1,118)
Reissuance of treasury stock	384	320	281
Cash dividends paid	(3,978)	(4,264)	(3,800)
Net Cash Provided By (Used In) Financing Activities	21,547	(4,382)	(2,827)
Increase (decrease) in cash and cash equivalents	15,384	(2,421)	2,307
Cash:
Beginning	331	2,752	445
Ending	$15,715	$331	$2,752

21.          Quarterly Data (Unaudited)

	Year Ended December 31, 2008
	Fourth	Third
	Quarter (As Restated)	Quarter (As Restated)	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$16,094	$16,705	$16,315	$16,724
Interest expense	7,496	7,671	7,288	8,182
Net interest income	8,598	9,034	9,027	8,542
Provision for loan losses	2,250	525	1,650	410
Net interest income after provision for loan losses	6,348	8,509	7,377	8,132
Other income	4,919	5,031	4,707	4,552
Net realized (losses) gains on sales of securities and impairment charges	(436)	(6,996)	61	141
Other expense	11,469	10,569	10,513	11,087
Income before income taxes	(638)	(4,025)	1,632	1,738
Income taxes (benefit)	(2,767)	566	164	179
Net income	$2,129	$(4,591)	$1,468	$1,559

Earnings per common share:
Basic earnings per share	$0.38	$(0.81)	$0.26	$0.27
Diluted earnings per share	$0.38	$(0.81)	$0.26	$0.27

	Year Ended December 31, 2007
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Interest income	$17,271	$17,305	$17,049	$16,451
Interest expense	8,821	8,903	8,655	8,456
Net interest income	8,450	8,402	8,394	7,995
Provision for loan losses	400	300	148	150
Net interest income after provision for loan losses	8,050	8,102	8,246	7,845
Other income	4,814	5,168	5,216	4,973
Net realized gains on sale of securities	84	85	—	(2,493)
Other expense	10,436	10,034	10,206	10,198
Income before income taxes	2,512	3,321	3,256	127
Income taxes	480	786	754	(274)
Net income	$2,032	$2,535	$2,502	$401

Earnings per common share:
Basic earnings per share	$0.36	$0.45	$0.44	$0.07
Diluted earnings per share	$0.35	$0.45	$0.44	$0.07

This table has been adjusted to reflect the Company’s reclassification of Federal Home Loan Bank stock from securities available for sale to Federal Home Loan Bank stock.  See Note 2, “Restatement of Consolidated Financial Statements” to the consolidated financial statements included in this Form 10-K.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2008.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as a result of the material weakness described in the following paragraph, that the Company’s disclosure controls and procedures were not effective as of such date.

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

These accounting errors and the corresponding restatements have resulted in management’s determination that a material weakness existed with respect to the internal controls over financial reporting related to accounting for the fair value of junior subordinated debt and related interest rate swaps at December 31, 2008.  The material weakness existed at September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009 and was not identified until November 2009.  To remediate this material weakness, the Company has added a review specifically for disclosures and accounting treatment for all complex financial instruments acquired or disposed of during each reporting period.  The material weakness described relates only to the applicable accounting treatment to these complex financial instruments.

Except as described in the preceding paragraph to remediate the material weakness described, there have been no changes in the Company’s internal control over financial reporting during 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting.  An adequate system of internal control over financial reporting encompasses the processes and procedures that have been established by management to:

•      Maintain records that, in reasonable detail, accurately reflect the company’s transactions

•      Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of the financial statement and footnote disclosures in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the directors of the Corporation

•      Provide reasonable assurance regarding the prevention of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the criteria in Internal Control- Integrated Framework, management identified a material weakness in our internal control over financial reporting as described below:

•      Insufficient internal controls over financial reporting related to accounting for the fair value of junior subordinated debt and related interest rate swaps.  The material weakness relates only to the applicable accounting treatment to these complex financial instruments.

The Board of Directors of VIST Financial Corp., through its Audit Committee, provides oversight to managements’ conduct of the financial reporting process.  The Audit Committee, which is composed entirely of independent directors, is also responsible to recommend the appointment of independent public accountants.  The Audit Committee also meets with management, the internal audit staff, and the independent public accountants throughout the year to provide assurance as to the adequacy of the financial reporting process and to monitor the overall scope of the work performed by the internal audit staff and the independent public accountants.

The consolidated financial statements of VIST Financial Corp. have been audited by ParenteBeard LLC, an independent registered public accounting firm, who was engaged to express an opinion as to the fairness of presentation of such financial statements.  In connection therewith, ParenteBeard LLC is required to form an opinion on the effectiveness of VIST Financial Corp.’s internal control over financial reporting.  Its opinion on the fairness of the financial statement presentation, and its opinion on internal control over financial reporting are included herein.

/s/ ROBERT D. DAVIS	/s/ EDWARD C. BARRETT
Robert D. Davis President and	Edward C. Barrett Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

VIST Financial Corp.

Wyomissing, Pennsylvania

We have audited VIST Financial Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified in the accompanying Management’s Report On Internal Control Over Financial Reporting: insufficient internal controls over financial reporting related to accounting for the fair value of junior subordinated debt and related interest rate swaps.  The material weakness relates only to the applicable accounting treatment to these complex financial instruments.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2008 consolidated financial statements, and this report does not affect our report dated March 4, 2009 (except for Note 2, as to which the date is March 26, 2010) on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, VIST Financial Corp. has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity, and cash flows of VIST Financial Corp. and its subsidiaries, and our report dated March 4, 2009 (except for Note 2, as to which the date is March 26, 2010) expressed an unqualified opinion.

ParenteBeard LLC	/s/ ParenteBeard LLC
Reading, Pennsylvania
March 26, 2010

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information under the captions “MATTER NO. 1—Election of Directors,” “Director Information;” “Corporate Governance;” “Board of Directors and Committee Meetings;” and “Other Director and Officer Information” included in the Registrant’s Proxy Statement for the Annual meeting of Shareholders to be held on April 21, 2009 is incorporated herein by reference.

Item 11.     Executive Compensation

The information under the captions “Director Compensation;” “Compensation Discussion and Analysis,” “Executive Compensation;” and “Other Director and Officer information” included in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2009 is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information under the captions “Beneficial Ownership by Directors and Executive Officers” and “Additional Information” included in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2009 is incorporated herein by reference.

The following table provides certain information regarding securities issued or issuable under the Company’s equity compensation plans as of December 31, 2008.

Number of securities
	Number of Securities		remaining available for
	to be issued	Weighted average	future issuance under
	upon exercise of	exercise price of	equity plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	first column)
Equity compensation plans approved by security holders	708,889	$17.2300	406,921

Equity compensation plans not approved by security holders	—	N/A	—

Total	708,889	$17.2300	406,921

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions is incorporated herein by reference to the information disclosed under the captions “Corporate Governance” and “Other Director and Officer Information” included in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2009 is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services

The information relating to principal accounting fees and services is incorporated herein by reference to the information under the caption “Audit and Other Fees” included in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2009.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a) 1.       Financial Statements.

Consolidated financial statements are included under Item 8 of Part II of this Form 10-K/A, Amendment No. 1.

(a) 2.       Financial Statement Schedules.

Financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

(b)           Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1

Articles of Incorporation of VIST Financial Corp., as amended, including Statement with Respect to Shares for the Fixed rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

3.2	Bylaws of VIST Financial Corp. (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on March 6, 2008).

4.1

Form of Rights Agreement, dated as of September 19, 2001, between VIST Financial Corp., and American Stock Transfer & Trust Company as Rights Agent, as amended (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on March 6, 2008).

4.2

Amendment to Amended and Restated Rights Agreement, dated as of December 17, 2008, between VIST Financial Corp. and American Stock Transfer & Trust Company, as the rights agent (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on December 23, 2008).

10.1

Employment Agreement, dated September 19, 2005, among VIST Financial Corp., VIST Bank, and Robert D. Davis (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A filed on September 22, 2005).*

10.2	Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).*

10.3	Deferred Compensation Plan for Directors (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).*

10.4	VIST Financial Corp. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10-1 to Registrant’s Registration Statement on Form S-8 No. 333-37452).*

10.5	1998 Employee Stock Incentive Plan (incorporated by reference to Exhibit 99-1 to Registrant’s Registration Statement on Form S-8 No. 333-108130).*

10.6	1998 Independent Directors Stock Option Plan (incorporated by reference to Exhibit 99-1 to Registrant’s Registration Statement on Form S-8 No. 333-108129).*

10.7

Employment Agreement, dated September 17, 1998, among VIST Financial Corp., VIST Insurance, LLC, and Charles J. Hopkins, as amended (incorporated herein by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).*

10.9

Change in Control Agreement, dated February 11, 2004, among VIST Financial Corp., VIST Bank, and Jenette L. Eck. (incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report Form 10-K for the year ended December 31, 2005).*

Exhibit No.	Description

10.11

Amended and Restated Employment Agreement, dated as of July 2, 2007, among VIST Financial Corp., VIST Insurance, LLC, and Michael C. Herr (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.12

Change in Control Agreement, dated January 3, 2007, among VIST Financial Corp., VIST Bank, and Christina S. McDonald (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*

10.13

Change in Control Agreement, dated December 12, 2008, among VIST Financial Corp., VIST Bank, and Terry F. Favilla (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*

10.14	VIST Financial Corp. 2007 Equity Incentive Plan (incorporated by reference to Exhibit A of the Registrant’s definitive proxy statement, dated March 9, 2007).*

10.15

Letter Agreement, including Securities Purchase Agreement - Standard Terms, dated December 19, 2008, between VIST Financial Corp. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 23, 2008).

10.16

Form of Letter Agreement, dated December 19, 2008, between VIST Financial Corp. and certain of its executive officers relating to executive compensation limitations under the United States Treasury Department’s Capital Purchase Program (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).*

11	No statement setting forth the computation of per share earnings is included because such computation is reflected clearly in the financial statements set forth in response to Item 8 of this Report.

21	Subsidiaries of VIST Financial Corp. (incorporated by reference to Exhibit 21 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

23.1	Consent of Beard Miller Company LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*      Denotes a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2010

VIST FINANCIAL CORP.

By:	/s/ ROBERT D. DAVIS
Robert D. Davis President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT D. DAVIS	President and Chief Executive Officer, Director (Principal Executive Officer)	March 26, 2010
Robert D. Davis

/s/ EDWARD C. BARRETT	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2010
Edward C. Barrett

/s/ JAMES H. BURTON	Director	March 26, 2010
James H. Burton

/s/ PATRICK J. CALLAHAN	Director	March 26, 2010
Patrick J. Callahan

/s/ ROBERT D. CARL, III	Director	March 26, 2010
Robert D. Carl, III

/s/ CHARLES J. HOPKINS	Director	March 26, 2010
Charles J. Hopkins

/s/ PHILIP E. HUGHES, JR.	Director	March 26, 2010
Philip E. Hughes, Jr.

/s/ ANDREW J. KUZNESKI III	Director	March 26, 2010
Andrew J. Kuzneski III

/s/ M. DOMER LEIBENSPERGER	Director	March 26, 2010
M. Domer Leibensperger

/s/ FRANK C. MILEWSKI	Vice Chairman of the Board; Director	March 26, 2010
Frank C. Milewski

/s/ MICHAEL J. O’DONOGHUE	Director	March 26, 2010
Michael J. O’Donoghue

/s/ HARRY J. O’NEILL III	Director	March 26, 2010
Harry J. O’Neill III

/s/ BRIAN R. RICH	Director	March 26, 2010
Brian R. Rich

/s/ KAREN A. RIGHTMIRE	Director	March 26, 2010
Karen A. Rightmire

/s/ ALFRED J. WEBER	Chairman of the Board; Director	March 26, 2010
Alfred J. Weber