Form 10-Q/A
period 2009-03-31
VIST FINANCIAL CORP
filed 2010-03-26
CIK 775662

UNITED STATES

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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the Securities and Exchange Commission (SEC) on May 8, 2009 (Amendment No. 1).  We are filing this Amendment No. 1 to the consolidated financial statements of VIST Financial Corp. and its subsidiaries (the “Company”) for the quarterly period ended March 31, 2009 to correct the following accounting errors and the related effects of those errors: (i) correcting the calculation of fair value on junior subordinated debentures and interest rate swaps, (ii) correcting the accounting for changes in fair value of cash flow hedges and the junior subordinated debentures which was incorrectly recorded through accumulated other comprehensive income (loss) and should have been reflected through operations, and (iii) correcting the misapplication of cash flow hedge accounting to the junior subordinated debentures which were and continue to be accounted for at fair value.  The Company’s previously issued financial statements for this period should no longer be relied upon.

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

The Company is not required to and has not updated any forward-looking statements previously included in the initial Form 10-Q filed on May 8, 2009.  The errors discussed above do not affect periods prior to the three month period ended September 30, 2008.  Accordingly, the Company has amended our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, our Annual Report on Form 10-K for the year ended December 31, 2008, and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.  The Company has not amended, and does not intend to amend, any of its other reports filed prior to the Form 10-Q for the quarterly period ended September 30, 2008.

This Amendment No. 1 includes changes in “Part I, Item 4 - Controls and Procedures” and reflects Management’s restated assessment of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of March 31, 2009.  This restatement of Management’s assessment regarding disclosure controls and procedures results from management’s determination that a material weakness existed with respect to the internal controls over financial reporting related to accounting for the fair value of junior subordinated debt and related interest rate swaps as of March 31, 2009.

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

Except as described in the preceding paragraph to remediate the material weakness described, there have been no changes in the Company’s internal control over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	March 31,
	2009	December 31,
	(As Restated)	2008
ASSETS

Cash and due from banks	$20,114	$18,964
Federal funds sold	13,550	—
Interest-bearing deposits in banks	353	320

Total cash and cash equivalents	34,017	19,284

Mortgage loans held for sale	2,841	2,283
Securities available for sale	238,420	226,665
Securities held to maturity, fair value 2009 - $1,767; 2008 - $1,926	3,054	3,060
Federal Home Loan Bank stock	5,715	5,715
Loans, net of allowance for loan losses 2009 - $8,165; 2008 - $8,124	878,425	878,181
Premises and equipment, net	6,685	6,591
Identifiable intangible assets	4,662	4,833
Goodwill	39,732	39,732
Bank owned life insurance	18,628	18,552
Other assets	27,986	21,174

Total assets	$1,260,165	$1,226,070

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$106,510	$108,645
Interest bearing	824,152	741,955

Total deposits	930,662	850,600

Securities sold under agreements to repurchase	127,242	120,086
Federal funds purchased	—	53,424
Long-term debt	50,000	50,000
Junior subordinated debt, at fair value	19,050	18,260
Other liabilities	8,390	10,071

Total liabilities	1,135,344	1,102,441

Shareholders’ equity
Preferred stock: $0.01 par value; authorized 1,000,000 shares; $1,000 liquidation preference per share; 25,000 shares of Series A 5% cumulative preferred stock issued and outstanding; Less: discount of $2,208 at March 31, 2009 and a discount of $2,307 at December 31, 2008	22,792	22,693
Common stock, $5.00 par value; authorized 20,000,000 shares; issued: 5,800,929 shares at March 31, 2009 and 5,768,429 shares at December 31, 2008	29,005	28,842
Stock Warrants	2,307	2,307
Surplus	63,588	64,349
Retained earnings	15,209	14,757
Accumulated other comprehensive loss	(7,889)	(7,834)
Treasury stock; 10,484 shares at March 31, 2009 and 68,354 shares at December 31, 2008, at cost	(191)	(1,485)

Total shareholders’ equity	124,821	123,629

Total liabilities and shareholders’ equity	$1,260,165	$1,226,070

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31, 2009	March 31, 2008
	(As Restated)
Interest income:
Interest and fees on loans	$12,342	$14,110
Interest on securities:
Taxable	2,870	2,254
Tax-exempt	286	213
Dividend income	34	144
Interest on federal funds sold	3	—
Other interest income	1	4

Total interest income	15,536	16,725

Interest expense:
Interest on deposits	5,154	5,503
Interest on short-term borrowings	17	721
Interest on securities sold under agreements to repurchase	1,063	954
Interest on long-term debt	505	599
Interest on junior subordinated debt	315	405

Total interest expense	7,054	8,182

Net Interest Income	8,482	8,543
Provision for loan losses	825	410

Net Interest Income after provision for loan losses	7,657	8,133

Other income:
Customer service fees	658	620
Mortgage banking activities	267	323
Commissions and fees from insurance sales	2,958	2,684
Brokerage and investment advisory commissions and fees	330	237
Earnings on investment in life insurance	76	168
Gain on sale of loans	—	23
Other Income	957	496
Net realized gains (losses) on sales of securities	159	141

Total other income	5,405	4,692

Other expense:
Salaries and employee benefits	5,688	5,730
Occupancy expense	1,069	1,129
Furniture and equipment expense	606	672
Marketing and advertising expense	270	657
Amortization of identifiable intangible assets	171	150
Professional services	892	535
Outside processing	951	820
Insurance expense	444	271
Other expense	1,188	1,123

Total other expense	11,279	11,087

Income before income taxes	1,783	1,738
Income taxes	252	179

Net income	1,531	1,559
Preferred stock dividends and discount accretion	(412)	—
Net income available to common shareholders	$1,119	$1,559

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31, 2009	March 31, 2008
	(As Restated)
EARNINGS PER SHARE DATA

Average shares outstanding for basic earnings per share	5,735,968	5,673,403
Basic earnings per share	$0.20	$0.28
Average shares outstanding for diluted earnings per share	5,735,968	5,688,193
Diluted earnings per share	$0.20	$0.27
Cash dividends declared per actual share outstanding	$0.10	$0.20

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2009 and 2008

(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock					Accumulated
	Number of		Number of					Other
	Shares	Liquidation	Shares	Par	Stock		Retained	Comprehensive	Treasury
	Issued	Value	Issued	Value	Warrants	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2009	25,000	$22,693	5,768,429	$28,842	$2,307	$64,349	$14,757	$(7,834)	$(1,485)	$123,629

Comprehensive income (loss):
Net income (as restated)	—	—	—	—	—	—	1,531	—	—	1,531
Change in net unrealized gains (losses) on securities available for sale, net of tax effect	—	—	—	—	—	—	—	(55)	—	(55)
Total comprehensive income (as restated)										1,476

Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—
Preferred stock discount	—	99	—	—	—	—	—	—	—	99
Stock Warrants	—	—	—	—	—	—	(99)	—	—	(99)

Reissuance of 57,870 shares of treasury stock	—	—	—	—	—	(870)	—	—	1,294	424

Common stock issued in connection with directors’ compensation	—	—	28,243	141	—	78	—	—	—	219
Common stock issued in connection with director and employee stock purchase plans	—	—	4,257	22	—	11	(4)	—	—	29
Compensation expense related to stock options	—	—	—	—	—	20	—	—	—	20

Common stock cash dividends paid ($0.10 per share)	—	—	—	—	—	—	(573)	—	—	(573)
Preferred stock cash dividends declared	—	—	—	—	—	—	(403)	—	—	(403)
Balance, March 31, 2009 (as restated)	25,000	$22,792	5,800,929	$29,005	$2,307	$63,588	$15,209	$(7,889)	$(191)	$124,821

	Preferred Stock		Common Stock					Accumulated
	Number of		Number of					Other
	Shares	Liquidation	Shares	Par	Stock		Retained	Comprehensive	Treasury
	Issued	Value	Issued	Value	Warrants	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2008	—	$—	5,746,998	$28,735	$—	$63,940	$17,039	$(1,116)	$(2,006)	$106,592

Comprehensive income:
Net income	—	—	—	—	—	—	1,559	—	—	1,559
Change in net unrealized gains (losses) on securities available for sale, net of tax effect	—	—	—	—	—	—	—	139	—	139
Total comprehensive income	—	—	—	—	—	—	—	—	—	1,698

Additional consideration in connection with acquisitions (21,499 shares)	—	—	—	—	—	(138)	—	—	521	383

Common stock issued in connection with directors’ compensation	—	—	10,808	54	—	139	—	—	—	193
Common stock issued in connection with director and employee stock purchase plans	—	—	2,600	13	—	32	—	—	—	45
Tax benefits from employee stock transactions	—	—	—	—	—	—	—	—	—	—
Compensation expense related to stock options	—	—	—	—	—	77	—	—	—	77
Cash dividends declared ($0.20 per share)	—	—	—	—	—	—	(1,139)	—	—	(1,139)
Balance, March 31, 2008	$—	$—	$5,760,406	$28,802	$—	$64,050	$17,459	$(977)	$(1,485)	$107,849

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(As Restated)
Cash Flows From Operating Activities
Net income	$1,531	$1,559
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	825	410
Provision for depreciation and amortization of premises and equipment	343	386
Amortization of identifiable intangible assets	171	150
Deferred income taxes	(42)	7
Director stock compensation	219	193
Net amortization of securities premiums and discounts	86	11
Decrease in mortgage servicing rights	53	55
Net realized losses on sales of foreclosed real estate	—	93
Net realized gains on sales of securities	(159)	(141)
Proceeds from sales of loans held for sale	16,833	11,649
Net gains on sale of loans	(261)	(308)
Loans originated for sale	(17,130)	(11,853)
Increase in investment in life insurance	(76)	(168)
Compensation expense related to stock options	20	77
Net change in fair value of liabilities	790	(197)
(Increase) decrease in accrued interest receivable and other assets	(338)	270
Decrease in accrued interest payable and other liabilities	(1,948)	(254)

Net Cash Provided by Operating Activities	917	1,939

Cash Flow From Investing Activities
Investment securities:
Purchases - available for sale	(48,927)	(21,480)
Principal repayments, maturities and calls - available for sale	18,011	9,670
Principal repayments, maturities and calls - held to maturity	—	6
Proceeds from sales - available for sale	19,156	8,963
Net increase in loans receivable	(7,467)	(8,133)
Proceeds from sale of loans	—	399
Net increase in Federal Home Loan Bank Stock	—	(480)
Purchases of premises and equipment	(473)	(386)
Disposals of premises and equipment	36	3
Net Cash Used In Investing Activities	(19,664)	(11,438)

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollar amounts in thousands)

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(As Restated)
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

The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.  For purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, and interest bearing deposits in other banks.  For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 2008.

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

The following tables set forth the unaudited consolidated restated financial statements for the quarter ended March 31, 2009 previously filed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

The following is a summary of the adjustments to our previously issued unaudited consolidated balance sheet as of March 31, 2009:

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	March 31,			March 31,
	2009			2009
	As Reported	Adjustments	Reclassifications	As Restated
	(unaudited)			(unaudited)
ASSETS

Cash and due from banks	$20,114			$20,114
Federal funds sold	13,550			13,550
Interest-bearing deposits in banks	353			353

Total cash and cash equivalents	34,017			34,017

Mortgage loans held for sale	2,841			2,841
Securities available for sale (a)	244,135		(5,715)	238,420
Securities held to maturity, fair value 2009 - $1,767; 2008 - $1,926	3,054			3,054
Federal Home Loan Bank stock (a)	—		5,715	5,715
Loans, net of allowance for loan losses 2009 - $8,165; 2008 - $8,124	878,425			878,425
Premises and equipment, net	6,685			6,685
Identifiable intangible assets	4,662			4,662
Goodwill	39,732			39,732
Bank owned life insurance	18,628			18,628
Other assets (b)	26,851	1,135		27,986

Total assets	$1,259,030	$1,135		$1,260,165

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$106,510			$106,510
Interest bearing	824,152			824,152

Total deposits	930,662			930,662

Securities sold under agreements to repurchase	127,242			127,242
Federal funds purchased	—			—
Long-term debt	50,000			50,000
Junior subordinated debt, at fair value (c)	19,805	(755)		19,050
Other liabilities (b)	7,585	805		8,390

Total liabilities	1,135,294	50		1,135,344

Shareholders’ equity
Preferred stock: $0.01 par value; authorized 1,000,000 shares; $1,000 liquidation preference per share; 25,000 shares of Series A 5% cumulative preferred stock issued and outstanding; Less: discount of $2,208 at March 31, 2009 and a discount of $2,307 at December 31, 2008	22,792			22,792
Common stock, $5.00 par value; authorized 20,000,000 shares; issued: 5,800,929 shares at March 31, 2009 and 5,768,429 shares at December 31, 2008	29,005			29,005
Stock Warrants	2,307			2,307
Surplus	63,588			63,588
Retained earnings (d)	14,913	296		15,209
Accumulated other comprehensive loss (e)	(8,678)	789		(7,889)
Treasury stock; 10,484 shares at March 31, 2009 and 68,354 shares at December 31, 2008, at cost	(191)			(191)

Total shareholders’ equity	123,736	1,085		124,821

Total liabilities and shareholders’ equity	$1,259,030	$1,135		$1,260,165

See Notes to Consolidated Financial Statements.

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

(d) Adjustment related to the change in net income as a result of the correction of the errors related to the measurement accounting for the fair value of certain junior subordinated debentures and the accounting and measurement of interest rate swaps that were improperly designated as cash flow hedges.

(e) Adjustment to reverse the effects of improper accounting treatment for interest rate swaps that were improperly accounted for as cash flow hedges. The change in fair value of the interest rate swaps is included as a component of other income in the restated consolidated statements of income.

The following is a summary of the adjustments to our previously issued unaudited consolidated statements of income for the three months ended March 31, 2009:

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

Quarter Ended March 31, 2009

(Amounts in thousands, except per share data)

	Three Months Ended
	March 31, 2009			March 31, 2009
	As Reported	Adjustments	Reclassifications	As Restated
	(unaudited)			(unaudited)
Interest income:
Interest and fees on loans	$12,342			$12,342
Interest on securities:
Taxable	2,870			2,870
Tax-exempt	286			286
Dividend income (f)	39		(5)	34
Interest on federal funds sold	3			3
Other interest income	1			1

Total interest income	15,541		(5)	15,536

Interest expense:
Interest on deposits	5,154			5,154
Interest on short-term borrowings	17			17
Interest on securities sold under agreements to repurchase	1,063			1,063
Interest on long-term debt	505			505
Interest on junior subordinated debt	315			315

Total interest expense	7,054			7,054

Net Interest Income	8,487		(5)	8,482
Provision for loan losses	825			825

Net Interest Income after provision for loan losses	7,662		(5)	7,657

Other income:
Customer service fees	658			658
Mortgage banking activities	267			267
Commissions and fees from insurance sales	2,958			2,958
Brokerage and investment advisory commissions and fees	330			330
Earnings on investment in life insurance	76			76
Gains on sale of loans	—			—
Net realized gains (losses) on sales of securities	159			159
Other Income (f), (g)	1,070	(118)	5	957

Total other income	5,518	(118)	5	5,405

Other expense:
Salaries and employee benefits	5,688			5,688
Occupancy expense	1,069			1,069
Furniture and equipment expense	606			606
Marketing and advertising expense	270			270
Amortization of identifiable intangible assets	171			171
Professional services	892			892
Outside processing	951			951
Insurance expense	444			444
Other expense	1,188			1,188

Total other expense	11,279			11,279

Income before income taxes	1,901	(118)		1,783
Income taxes (h)	292	(40)		252

Net income	1,609	(78)		1,531
Preferred stock dividends and discount accretion	(412)			(412)
Net income available to common shareholders	$1,197	$(78)		$1,119

EARNINGS PER SHARE DATA

Average shares outstanding	5,735,968			5,735,968
Basic earnings per share	$0.21	$(0.01)		$0.20
Average shares outstanding for diluted earnings per share	5,735,968			5,735,968
Diluted earnings per share	$0.21	$(0.01)		$0.20
Cash dividends declared per share	$0.10			$0.10

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

Earnings per common share for the respective periods indicated have been computed based upon the following:

	Three Months Ended
	March 31,
	2009	March 31,
	(As Restated)	2008
	(Dollar amounts in thousands)

Net Income	$1,531	$1,559
Less: preferred stock dividends	(313)	—
Less: preferred stock discount accretion	(99)	—

Net income available to common shareholders	$1,119	$1,559

Average shares outstanding	5,735,968	5,673,403
Effect of dilutive stock options	—	14,790

Average number of shares used to calculate diluted earnings per share	5,735,968	5,688,193

4.                                       Comprehensive Income

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

	Three Months Ended
	March 31,
	2009	March 31,
	(As Restated)	2008
	(Dollar amounts in thousands)

Net income	$1,531	$1,559

Unrealized holding gains on available for sale securities	76	351
Reclassification adjustment for losses included in income	(159)	(141)

Net unrealized (losses) gains	(83)	210
Income tax effect	28	(71)

Other comprehensive (loss) income	(55)	139

Total comprehensive income	$1,476	$1,698

5.                                       Guarantees

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

	Banking and Financial Services	Mortgage Banking	Insurance Services	Investment Services	Total
	(Dollar amounts in thousands)
Three months ended March 31, 2009
Net interest income and other income from external sources (as restated)	$9,155	$866	$3,520	$346	$13,887
Income before income taxes (as restated)	533	495	698	57	1,783
Total Assets (as restated)	1,164,206	77,129	17,590	1,240	1,260,165
Purchases of premises and equipment	472	—	1	—	473

Three months ended March 31, 2008
Net interest income and other income from external sources	$9,449	$838	$2,689	$259	$13,235
Income (loss) before income taxes	1,084	299	370	(15)	1,738
Total Assets	1,058,447	65,122	17,966	1,288	1,142,823
Purchases of premises and equipment	347	1	37	1	386

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

9.                                       Recently Issued Accounting Standards

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

	As of March 31, 2009
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Securities available for sale*	$1,283	$237,137	$—	$238,420

Liabilities (as restated):
Junior subordinated debt	$—	$—	$19,050	$19,050
Interest rate swaps	—	—	653	653

	As of December 31, 2008
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Securities available for sale	$1,675	$224,990	$—	$226,665

Liabilities:
Junior subordinated debt	$—	$—	$18,260	$18,260
Interest rate swaps	—	—	1,325	1,325

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

OREO totaled $6.7 million at March 31, 2009, compared to $0.3 million at December 31, 2008.

As a result of the change in fair value of the junior subordinated debt and interest rate swaps, included in other non-interest income for the first three months of 2009 and 2008, are pre-tax (losses) gains of approximately ($118,000) and $0, respectively.

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

Impaired Loans:

The Company generally values impaired loans that are accounted for under SFAS 114, “Accounting by creditors for impairment of a loan — an amendment of FASB Statements No. 5 & 15”, based on the fair value of the loan’s collateral.  Loans are determined to be impaired when management has utilized current information and economic events and judged that it is probable that not all of the principal and interest due under the contractual terms of the loan agreement will be collected. Impaired loans are initially evaluated and revalued at the time the loan is identified as impaired.  Impaired loans are loans where the current appraisal of the underlying collateral is less than the principal balance of the loan and the loan is a non-accruing loan.  Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy or based on the present value of estimated future cash flows if repayment is not collateral dependent.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals by qualified licensed appraisers hired by the Company.  For the purposes of determining the fair value of impaired loans that are collateral dependent, the company defines a current appraisal and evaluation as those completed within 12 months and performed by an independent third party.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

As of March 31, 2009, 97.3% of all impaired loans had current third party appraisals or evaluations of their collateral to measure impairment.  For these impaired loans, the bank takes immediate action to determine the current value of collateral securing its troubled loans.  The remaining 2.7% of impaired loans were in process of being evaluated at March 31, 2009.  During the ongoing supervision of a troubled loan, the Company performs a cash flow evaluation, obtains an appraisal update or obtains a new appraisal.  The Company reviews all impaired loans on a quarterly basis to ensure that the market values are reasonable and that no further deterioration has occurred.  If the evaluation indicates that the market value has deteriorated below the carrying value of the loan, either the entire loan or the partial difference between the market value and principal balance is charged-off unless there are material mitigating factors to the contrary.  If a loan is not charged down reserves are allocated to reflect the estimated collateral shortfall.  Loans that have been partially charged-off are classified as non-performing loans for which none of the current loan terms have been modified. During the first three months of 2009, there were no partial loan charge-offs.  In order for an impaired loan not to have a specific valuation allowance it must be determined by the Company through a current evaluation that there is sufficient underlying collateral after appropriate discounts have been applied, that is in excess of the carrying value.

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

11.                                Derivative Instruments

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

The following table details the fair values of the derivative instruments included in the consolidated balance sheet for the period ended:

	Liability Derivatives
	March 31, 2009
	(Dollar amounts in thousands)
Derivatives Not Designated as Hedging Instruments under FASB 133:	Balance Sheet Location	Fair Value

Interest rate swap contracts	Other liabilities	$653
Interest rate cap	Other liabilities	—
Total derivatives		$653

The following table details the effect of the change in fair values of the derivative instruments included in the consolidated statement of operations for the three months ended:

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under FASB 133:	Location of Gain or (Loss) Recognized in Income on Derivative	For the Three Months Ended March 31, 2009
		(Dollar amounts in thousands)

Interest rate swap contracts	Other income	$672
Interest rate cap	Other income	—
Total		$672

12.                                Loans

Total loans, net of allowance for loan losses, rose slightly to $878.4 million, or 0.1% annualized, at March 31, 2009 from $878.2 million at December 31, 2008.

The components of loans were as follows:

	March 31,	December 31,
	2009	2008
	(Dollar amounts in thousands)
Residential real estate - 1 to 4 family	$181,743	$185,866
Residential real estate - multi family	33,778	34,869
Commercial	171,982	174,219
Commercial, secured by real estate	320,026	326,442
Construction	92,503	89,556
Consumer	4,157	3,995
Home equity lines of credit	83,189	72,137
Loans	887,378	887,084

Net deferred loan fees	(788)	(779)
Allowance for loan losses	(8,165)	(8,124)
Loans, net of allowance for loan losses	$878,425	$878,181

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

Changes in the allowance for loan losses were as follows:

	As of and For The Period Ended
	March 31,	December 31,
	2009	2008
	(Dollar amounts in thousands)

Balance, beginning	$8,124	$7,264
Provision for loan losses	825	4,835
Loans charged-off	(809)	(4,073)
Recoveries	25	98
Balance, ending	$8,165	$8,124

The gross recorded investment in impaired loans not requiring an allowance for loan losses was $1.1 million at March 31, 2009 and $3.2 million at December 31, 2008.  The gross recorded investment in impaired loans requiring an allowance for loan losses was $6.9 million at March 31, 2009 and $7.5 million at December 31, 2008, the related allowance for loan losses associated with those loans was $1.4 million and 2.3 million, respectively.  For the periods ended March 31, 2009 and December 31, 2008, the average recorded investment in impaired loans was $$8.7 million and $8.8 million, respectively.  No interest income was recognized on impaired loans for the three months ended March 31, 2009 and interest income of $33,000 was recognized on impaired loans for the year ended December 31, 2008.

13.                                Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as allocated to our reporting units for the periods indicated were:

	Banking and		Brokerage and
	Financial		Investment
	Services	Insurance	Services	Total
	(In thousands)

Balance as of December 31, 2007	$27,768	$10,400	$1,021	$39,189
Goodwill acquired during the year 2008	—	223	—	223
Contingent payments during the year 2008	—	320	—	320
Balance as of December 31, 2008	27,768	10,943	1,021	39,732
Balance as of March 31, 2009	$27,768	$10,943	$1,021	$39,732

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

In accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company amortizes other intangible assets over the estimated remaining life of each respective asset.  Amortizable intangible assets were composed of the following:

	March 31, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(Dollar amounts in thousands)
Amortizable intangible assets:
Purchase of client accounts (20 year weighted average useful life)	$4,805	$1,051	$4,805	$992
Employment contracts (7 year weighted average useful life)	1,135	1,011	1,135	968
Assets under management (20 year weighted average useful life)	184	61	184	58
Trade name (20 year weighted average useful life)	196	196	196	196
Core deposit intangible (7 year weighted average useful life)	1,852	1,191	1,852	1,125
Total	$8,172	$3,510	$8,172	$3,339

Aggregate Amortization Expense:
For the three months ended March 31, 2009	$171
For the year ended December 31, 2008	$629

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

•            the testing for recoverability under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”of a significant asset group within a reporting unit; and

•            recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Note 1 to the Company’s consolidated financial statements (included in Item 8 of the Form 10-K/A, Amendment No.1, for the year ended December 31, 2008) lists significant accounting policies used in the development and presentation of its financial statements.  This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

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

Restatement of Consolidated Financial Statements

As indicated in Note 2 to the Notes to Consolidated Financial Statements, the Company has restated its financial statements for the quarter ended March 31, 2009.  The discussion in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, gives effect to the restatement of the Company’s financial statements.

Results of Operations

OVERVIEW

Net income for the Company for the quarter ended March 31, 2009 was $1.53 million, a decrease of 1.8%, as compared to $1.56 million for the same period in 2008.  Basic and diluted earnings per share for the first quarter of 2009 were $.20 and $.20, respectively, compared to basic and diluted earnings per share of $.28 and $.27, respectively, for the same period of 2008.

The following are the key ratios for the Company as of:

	As Of or For
	Three Months Ended
	March 31,	December 31,
	2009	2008
	(As Restated)

Return on average assets	0.50%	0.05%
Return on average shareholders’ equity	4.99%	0.54%
Dividend payout ratio	47.62%	503.89%
Average shareholders’ equity to average assets	10.06%	8.95%

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

FTE net interest income before the provision for loan losses for the three months ended March 31, 2009 was $8.9 million, a decrease of approximately $25,000, or 0.3%, compared to the $8.9 million reported for the same period in 2008.  The FTE net interest margin decreased to 3.20% for the first quarter of 2009 from 3.51% for the same period in 2008.

The following summarizes net interest margin information:

	Three months ended March 31,
	2009
	(As Restated)			2008
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands, except percentages)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$699,514	$9,938	5.68	$656,344	$11,317	6.82
Mortgage	50,411	763	6.06	46,522	756	6.50
Consumer	139,792	1,883	5.46	126,922	2,228	7.06
Investments (2) (3)	228,417	3,355	5.87	191,706	2,791	5.82
Federal funds sold	6,626	3	0	—	—	—
Other short-term investments	346	1	0.66	519	4	2.86
Total interest-earning assets	$1,125,106	$15,943	5.67	$1,022,013	$17,096	6.62

Interest-Bearing Liabilities:
Transaction accounts	$320,118	$1,110	1.40	$316,145	$1,879	2.39
Certificates of deposit	469,016	4,044	3.49	316,774	3,624	4.60
Securities sold under agreement to repurchase	119,503	1,065	3.56	111,150	954	3.39
Short-term borrowings	9,914	17	0.67	84,317	721	3.38
Long-term borrowings	59,167	504	3.41	59,396	599	3.99
Junior subordinated debt	18,173	314	7.02	20,230	405	8.06
Total interest-bearing liabilities	995,891	7,054	2.87	908,012	8,182	3.62
Noninterest-bearing deposits	105,444	—		103,299	—
Total cost of funds	$1,101,335	7,054	2.59	$1,011,311	8,182	3.25
Net interest margin (fully taxable equivalent)		$8,889	3.20		$8,914	3.51

(1)	Loan fees have been included in the interest income totals presented. Nonaccrual loans have been included in average loan balances.

(2)	Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

(3)

This table has been adjusted to reflect the Company’s reclassification of Federal Home Loan Bank stock from securities available for sale to Federal Home Loan Bank stock. See Note 2, “Restatement of Consolidated Financial Statements” to the consolidated financial statements included in this Form 10-Q.

Average interest-earning assets for the three months ended March 31, 2009 were $1.13 billion, a $103.1 million, or 10.1%, increase over average interest-earning assets of $1.02 billion for the same period in 2008.  The yield on average interest-earning assets decreased by 95 basis points to 5.67% for the first quarter of 2009, compared to 6.62% for the same period in 2008.

Average interest-bearing liabilities for the three months ended March 31, 2009 were $995.9 million, an $87.9 million, or 9.7%, increase over average interest-bearing liabilities of $908.0 million for the same period in 2008.  In addition, average noninterest-bearing deposits increased to $105.4 million for the three months ended March 31, 2009, from $103.3 million for the same time period of 2008.  The interest rate on total interest-bearing liabilities decreased by 75 basis points to 2.87% for the three months ended March 31, 2009, compared to 3.62% for the same period in 2008.

For the three months ended March 31, 2009, total FTE interest income decreased 6.7% to $15.9 million compared to $17.1 million for the same period in 2008.  The decrease in total interest income for the three months ended March 31, 2009 was primarily the result of a decrease in the interest rates on average outstanding commercial, mortgage and consumer loans compared to the same period in 2008.  Earning asset yields on average outstanding loans decreased due mainly to a decrease in the targeted short-term interest rate, as established by the Federal Reserve Bank (“FRB”), which resulted in a decrease in the prime rate from 5.25% at March 31, 2008 to 3.25% at March 31, 2009. Average outstanding commercial loan balances increased by $43.2 million, or 6.6% from March 31, 2008 to March 31, 2009.  Additionally, average outstanding total investment securities increased by $36.7 million or 19.1% from March 31, 2008 to March 31, 2009.    Earning asset yields on average outstanding investment securities increased slightly from 5.8% at March 31, 2008 to 5.9% at March 31, 2009.

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

Other Non-Interest Income

Total other income for the three months ended March 31, 2009 totaled $5.4 million, an increase of $0.7 million, or 15.2%, from other income of $4.7 million for the same period in 2008.

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

Other income, including gain on sale of loans, increased 84.4% to $1.0 million for the first three months of 2009 as compared to $519,000 for the same period in 2008.  The increase in other income for the comparative three month periods is due primarily to a settlement of a previously accrued contingent payment and an increase in network interchange income.

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

Income Taxes

Income tax expense increased to $252,000 for the first three months of 2009 as compared to $179,000 for the same period in 2008.  The effective income tax rate for the Company for the first three months ended March 31, 2009 was 14.1% compared to 10.3% for the same period of 2008.  The effective income tax rate increased primarily due to an increase in state tax and tax exempt income remaining relatively flat while net income before income taxes increased.  Included in income tax expense for the three months ended March 31, 2009 and 2008 is a federal tax benefit from a $5,000,000 investment in an affordable housing, corporate tax credit limited partnership.

Financial Condition

The total assets of the Company at March 31, 2009 were $1.26 billion, an increase of approximately $34.1 million, or 11.1% annualized, from $1.23 billion at December 31, 2008.

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

Investment securities available for sale increased $11.8 million, or 20.7% annualized, to $238.4 million at March 31, 2009 from $226.7 million at December 31, 2008.  Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity.  The increase in investment securities available for sale was due to the purchases of mortgage-backed securities used as collateral for the Company’s public funds and structured borrowings.

Loans

Total loans, net of allowance for loan losses, rose slightly to $878.4 million, or 0.1% annualized, at March 31, 2009 from $878.2 million at December 31, 2008.

The components of loans were as follows:

	March 31,	December 31,
	2009	2008
	(Dollar amounts in thousands)
Residential real estate - 1 to 4 family	$181,743	$185,866
Residential real estate - multi family	33,778	34,869
Commercial	171,982	174,219
Commercial, secured by real estate	320,026	326,442
Construction	92,503	89,556
Consumer	4,157	3,995
Home equity lines of credit	83,189	72,137
Loans	887,378	887,084

Net deferred loan fees	(788)	(779)
Allowance for loan losses	(8,165)	(8,124)
Loans, net of allowance for loan losses	$878,425	$878,181

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

The gross recorded investment in impaired loans not requiring an allowance for loan losses was $1.1 million at March 31, 2009 and $3.2 million at December 31, 2008.  The gross recorded investment in impaired loans requiring an allowance for loan losses was $6.9 million at March 31, 2009 and $7.5 million at December 31, 2008, the related allowance for loan losses associated with those loans was $1.4 million and 2.3 million, respectively.  For the periods ended March 31, 2009 and December 31, 2008, the average recorded investment in impaired loans was $8.7 million and $8.8 million, respectively.  No interest income was recognized on impaired loans for the three months ended March 31, 2009 and interest income of $33,000 was recognized on impaired loans for the year ended December 31, 2008.

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

The allowance for loan losses is an amount that management believes to be adequate to absorb probable losses in the loan portfolio.  Additions to the allowance are charged through the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.  Management regularly assesses the adequacy of the allowance by performing both quantitative and qualitative evaluations of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, the value of any underlying collateral, risk characteristics in the loan portfolio, local and national economic conditions, and other relevant factors.  Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.  Based upon the results of such reviews, management believes that the allowance for loan losses at March 31, 2009 was adequate to absorb probable credit losses inherent in the portfolio at that date.

The following table shows the activity in the Company’s allowance for loan losses:

	Three Months Ended
	March 31,
	2009	2008
	(Dollar amounts in thousands)

Balance of allowance for loan losses, beginning of period	$8,124	$7,264
Loans charged-off:
Commercial, financial and agricultural	(739)	(384)
Real estate — mortgage	—	(105)
Consumer	(70)	(13)
Total loans charged-off	(809)	(502)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	11	2
Real estate — mortgage	—	—
Consumer	14	7
Total recoveries	25	9
Net loans (charged-off) recoveries	(784)	(493)
Provision for loan losses	825	410
Balance, end of period	$8,165	$7,181

Net charge-offs to average loans (annualized)	0.36%	0.24%
Allowance for loan losses to loans outstanding	0.92%	0.87%
Loans outstanding at end of period (net of unearned income)	$886,590	$828,065
Average balance of loans outstanding during the period	$886,482	$827,730

The following table summarizes the Company’s non-performing assets:

	March 31,	December 31,
	2009	2008
	(Dollar amounts in thousands)
Non-accrual loans:
Real estate	$7,290	$2,947
Consumer	—	459
Commercial, financial and agricultural	750	7,298
Total	8,040	10,704

Loans past due 90 days or more and still accruing:
Real estate	557	28
Consumer	6	—
Commercial, financial and agricultural	4	112
Total	567	140

Total non-performing loans	8,607	10,844
Other real estate owned	6,661	263
Total non-performing assets	$15,268	$11,107

Troubled debt restructurings	$285	$285

Non-performing loans to loans outstanding at end of period (net of unearned income)	0.97%	1.22%
Non-performing assets to loans outstanding at end of period (net of unearned income) plus OREO	1.71%	1.25%

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

The Bank’s Relationship Managers have a combined lending authority up to $1,000,000.  Loans over $1,000,000 and up to $2,000,000 require the additional approval of the Chief Lending Officer, Chief Credit Officer and/or the Bank President. Loans in excess of $2,000,000 are presented to the Bank’s Credit Committee, comprised of the Chief Lending Officer, Chief Credit Officer, Chief Credit Officer (non-voting), and selected market Executives.  The Credit Committee can approve loans up to $4,500,000 and recommend loans to the Executive Loan Committee for approval up to the Bank’s legal lending limit of approximately $14,460,000.  The Executive Loan Committee is composed of the Bank President, the Chief Lending Officer, the Chief Credit Officer, the Chief Financial Officer, the Chief Credit Officer (non-voting member) and selected Board members.  The Bank has established an “in-house” lending limit of 80% of its legal lending limit and, at March 31, 2009, the Bank has no loan relationships in excess of its in-house limit.

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

Borrowings

Total debt decreased by $45.5 million, or 75.2% annualized, to $196.3 million at March 31, 2009 from $241.8 million at December 31, 2008.  The decrease in total debt and borrowings was primarily due to an increase in organic growth in total deposits of $80.1 to $930.7 million at March 31, 2009 from $850.6 million at December 31, 2008.

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

Capital

Total shareholders’ equity increased $1.2 million, or 3.9% annualized, to $124.8 million at March 31, 2009 from $123.6 million at December 31, 2008.  The increase is the net result of net income for the period of $1.5 million less common stock dividends declared of $573,000, preferred stock dividends declared of $403,000, proceeds of $248,000 from the issuance of shares of common stock under the Company’s employee benefit and director compensation plans, the reissuance of treasury stock of $424,000 primarily in connection with earn-outs of contingent consideration to principals resulting from the Company’s acquisition of VIST Insurance, and stock-based compensation costs of $20,000.

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

An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders’ equity less intangible assets (Tier 1 risk-based capital), to average quarterly assets less intangible assets.  The leverage ratio at March 31, 2009 was 8.95% compared to 9.07% at December 31, 2008.  This decrease is primarily the result of an increase in average total assets.  For the three months ended March 31, 2009, the capital ratios were above minimum regulatory guidelines.

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

The following table sets forth the Company’s risk-based capital amounts and ratios.

	March 31,
	2009	December 31,
	(As Restated)	2008
	(Dollar amounts in thousands)

Tier I
Common shareholders’ equity excluding unrealized gains (losses) on securities	$124,821	$123,629
Disallowed intangible assets	(44,193)	(44,347)
Junior subordinated debt	18,900	18,110
Tier II
Allowable portion of allowance for loan losses	8,165	8,124
Unrealized losses on available for sale equity securities	7,022	7,330
Total risk-based capital	$114,715	$112,846
Risk adjusted assets (including off-balance sheet exposures)	$904,179	$883,949

Leverage ratio	8.95%	9.07%
Tier I risk-based capital ratio	11.78%	11.85%
Total risk-based capital ratio	12.69%	12.77%

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

At March 31, 2009, the Company had a total of $196.3 million, or 15.6%, of total assets in borrowed funds.  These borrowings included $127.2 million of repurchase agreements, $50 million of term borrowings with the Federal Home Loan Bank, and $19.0 million in junior subordinated debt.  The FHLB borrowings have final maturities ranging from May 2009 through January 2011 at interest rates ranging from 3.45% to 4.28%.  At March 31, 2009, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $238.3 million.  The Company remains slightly asset sensitive and will continue its strategy to originate adjustable rate commercial and installment loans and use investment security cash flows and non-interest bearing and core deposits and repurchase agreements to reduce the overnight borrowings to maintain a more neutral gap position.

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

During October 2002, the Company entered into an interest rate swap agreement with a notional amount of $5 million.  This derivative financial instrument effectively converted fixed interest rate obligations of outstanding junior subordinated debt to variable interest rate obligations, decreasing the asset sensitivity of its balance sheet by more closely matching the Company’s variable rate assets with variable rate liabilities.  The Company considers the credit risk inherent in the contracts to be negligible.  The interest rate swap is recorded on the balance sheet at fair value through adjustments to other income in the consolidated results of operations (see note 11 of the consolidated financial statements).

During 2008, the Company entered into two interest rate swaps to manage its exposure to interest rate risk.  The interest rate swap transactions involved the exchange of the Company’s floating rate interest rate payment on its $15 million in floating rate junior subordinated debt for a fixed rate interest payment without the exchange of the underlying principal amount.  These interest rate swaps are recorded on the balance sheet at fair value through adjustments to other income in the consolidated results of operations (see note 11 of the consolidated financial statements).

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company’s assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 2008 filed with the SEC.

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

On November 9, 2009 the Company concluded that it will amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Forms 10-Q for the quarters ended September 30, 2008, March 31, 2009 and June 30, 2009, to properly account for interest rate swaps that were incorrectly designated in cash flow hedging relationships under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  Changes in fair value of the interest rate swaps, previously recognized as unrealized gains (losses) in accumulated other comprehensive income, should have been recognized in earnings.  In addition, the Company applied an incorrect forward yield curve used in its determination of the fair value of the interest rate swaps.  The Company has adjusted the forward yield curve used in its determination of the fair value of the interest rate swaps which is reflected in these restated financial statements.  The Company has elected to report its junior subordinated debt at fair value with changes in fair value reflected in other income in the consolidated statements of operations.  The Company concluded that an incorrect credit spread was applied to the fair value of its junior subordinated debt.  The Company has adjusted the credit spread used in its determination of the fair value of its junior subordinated debt which is is reflected in these restated financial statements.

This accounting error and the corresponding restatements have resulted in management’s determination that a material weakness existed with respect to the internal controls over financial reporting related to accounting for the fair value of junior subordinated debt and related interest rate swaps at March 31, 2009.  The material weakness also existed at September 30, 2008, December 31, 2008, and June 30, 2009 and was not identified until November 2009.  To remediate this material weakness, the Company has added a review specifically for disclosures and accounting treatment for all complex financial instruments acquired or disposed of during each reporting period.  The material weakness described relates only to the applicable accounting treatment to these complex financial instruments.

Except as described in the preceding paragraph to remediate the material weakness described, there have been no changes in the Company’s internal control over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1	Legal Proceedings — None

Item 1A	Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 2008. Please refer to that section for disclosures regarding the risks and uncertainties related to the company’s business.

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