Form 10-Q/A
period 2009-06-30
VIST FINANCIAL CORP
filed 2010-03-26
CIK 775662

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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed with the Securities and Exchange Commission (SEC) on August 10, 2009 (Amendment No. 1).  We are filing this Amendment No. 1 to the consolidated financial statements of VIST Financial Corp. and its subsidiaries (the “Company”) for the quarterly period ended June 30, 2009 to correct the following accounting errors and the related effects of those errors: (i) correcting the calculation of fair value on junior subordinated debentures and interest rate swaps, (ii) correcting the accounting for changes in fair value of cash flow hedges and the junior subordinated debentures which was incorrectly recorded through accumulated other comprehensive income (loss) and should have been reflected through operations, and (iii) correcting the misapplication of cash flow hedge accounting to the junior subordinated debentures which were and continue to be accounted for at fair value..  The Company’s previously issued financial statements for this period should no longer be relied upon.

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

The Company is not required to and has not updated any forward-looking statements previously included in the initial Form 10-Q filed on August 10, 2009.  The errors discussed above do not affect periods prior to the three month period ended September 30, 2008.  Accordingly, the Company has amended our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009.  The Company has not amended, and does not intend to amend, any of its other reports filed prior to the Form 10-Q for the quarterly period ended September 30, 2008.

This Amendment No. 1 includes changes in “Part I, Item 4 - Controls and Procedures” and reflects Management’s restated assessment of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of June 30, 2009.  This restatement of Management’s assessment regarding disclosure controls and procedures results from management’s determination that a material weakness existed with respect to the internal controls over financial reporting related to accounting for the fair value of junior subordinated debt and related interest rate swaps as of June 30, 2009.

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

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	June 30, 2009 (As Restated)	December 31, 2008
ASSETS

Cash and due from banks	$20,685	$18,964
Federal funds sold	19,950	—
Interest-bearing deposits in banks	342	320

Total cash and cash equivalents	40,977	19,284

Mortgage loans held for sale	5,888	2,283
Securities available for sale	229,107	226,665
Securities held to maturity, fair value 2009 - $1,741; 2008 - $1,926	3,048	3,060
Federal Home Loan Bank stock, at cost	5,715	5,715
Loans, net of allowance for loan losses 2009 - $12,029; 2008 - $8,124	875,207	878,181
Premises and equipment, net	6,408	6,591
Identifiable intangible assets	4,491	4,833
Goodwill	39,732	39,732
Bank owned life insurance	18,736	18,552
Other assets	28,084	21,174

Total assets	$1,257,393	$1,226,070

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$111,231	$108,645
Interest bearing	836,683	741,955

Total deposits	947,914	850,600

Securities sold under agreements to repurchase	124,875	120,086
Federal funds purchased	—	53,424
Long-term debt	35,000	50,000
Junior subordinated debt, at fair value	18,856	18,260
Other liabilities	9,093	10,071

Total liabilities	1,135,738	1,102,441

Shareholders’ equity
Preferred stock: $0.01 par value; authorized 1,000,000 shares; $1,000 liquidation preference per share; 25,000 shares of Series A 5% cumulative preferred stock issued and outstanding; Less: discount of $2,108 at June 30, 2009 and $2,307 at December 31, 2008	22,892	22,693
Common stock, $5.00 par value; authorized 20,000,000 shares; issued: 5,804,684 shares at June 30, 2009 and 5,768,429 shares at December 31, 2008	29,024	28,842
Stock warrant	2,307	2,307
Surplus	63,654	64,349
Retained earnings	12,714	14,757
Accumulated other comprehensive loss	(8,745)	(7,834)
Treasury stock; 10,484 shares at June 30, 2009 and 68,354 shares at December 31, 2008, at cost	(191)	(1,485)

Total shareholders’ equity	121,655	123,629

Total liabilities and shareholders’ equity	$1,257,393	$1,226,070

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(As Restated)		(As Restated)
Interest income:
Interest and fees on loans	$12,261	$13,515	$24,603	$27,625
Interest on securities:
Taxable	2,709	2,432	5,579	4,686
Tax-exempt	305	218	591	431
Dividend income	33	145	67	288
Interest on federal funds sold	5	—	8	—
Other interest income	—	5	1	9

Total interest income	15,313	16,315	30,849	33,039

Interest expense:
Interest on deposits	5,172	5,014	10,326	10,517
Interest on short-term borrowings	—	429	17	1,150
Interest on securities sold under agreements to repurchase	1,100	895	2,163	1,849
Interest on long-term debt	412	604	917	1,203
Interest on junior subordinated debt	362	346	677	751

Total interest expense	7,046	7,288	14,100	15,470

Net Interest Income	8,267	9,027	16,749	17,569
Provision for loan losses	4,300	1,650	5,125	2,060

Net interest income after provision for loan losses	3,967	7,377	11,624	15,509

Other income:
Customer service fees	596	676	1,254	1,296
Mortgage banking activities	408	342	675	665
Commissions and fees from insurance sales	3,036	2,787	5,994	5,471
Brokerage and investment advisory commissions and fees	152	227	482	464
Earnings on bank owned life insurance	108	164	184	332
Gain on sale of loans	—	24	—	47
Other income	667	487	1,624	984
Net realized gains on sales of securities	126	61	285	202
Total other-than-temporary impairment losses on investments	(973)	—	(973)	—
Portion of non-credit impairment loss recognized in other comprehensive loss	651	—	651	—
Net credit impairment loss recognized in earnings	(322)	—	(322)	—

Total other income	4,771	4,768	10,176	9,461

Other expense:
Salaries and employee benefits	5,754	5,398	11,442	11,128
Occupancy expense	881	1,069	1,950	2,198
Furniture and equipment expense	634	673	1,240	1,345
Marketing and advertising expense	335	479	605	1,136
Amortization of identifiable intangible assets	171	150	342	300
Professional services	482	543	1,374	1,078
Outside processing	1,086	812	2,037	1,632
FDIC deposit insurance	984	274	1,428	545
Other expense	1,240	1,115	2,428	2,238

Total other expense	11,567	10,513	22,846	21,600

(Loss) income before income taxes	(2,829)	1,632	(1,046)	3,370
Income tax (benefit) expense	(1,321)	164	(1,069)	343

Net (loss) income	(1,508)	1,468	23	3,027
Preferred stock dividends and discount accretion	(413)	—	(825)	—
Net (loss) income available to common shareholders	$(1,921)	$1,468	$(802)	$3,027

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(As Restated)		(As Restated)
EARNINGS PER SHARE DATA

Average shares outstanding for basic earnings per common share	5,791,023	5,692,377	5,763,648	5,682,890
Basic (loss) earnings per common share	$(0.33)	$0.26	$(0.14)	$0.53
Average shares outstanding for diluted earnings per common share	5,791,023	5,705,042	5,763,648	5,696,650
Diluted (loss) earnings per common share	$(0.33)	$0.26	$(0.14)	$0.53
Cash dividends declared per actual common shares outstanding	$0.10	$0.20	$0.20	$0.40

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2009 and 2008

(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock					Accumulated
	Number of		Number of					Other
	Shares	Liquidation	Shares	Par	Stock		Retained	Comprehensive	Treasury
	Issued	Value	Issued	Value	Warrant	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2009	25,000	$22,693	5,768,429	$28,842	$2,307	$64,349	$14,757	$(7,834)	$(1,485)	$123,629

Comprehensive income (loss):
Net income (as restated)	—	—	—	—	—	—	23	—	—	23
Change in net unrealized gains (losses) on securities available for sale, net of tax effect	—	—	—	—	—	—	—	(911)	—	(911)
Total comprehensive loss (as restated)										(888)

Preferred stock discount accretion	—	199	—	—	—	—	—	—	—	199
Stock warrants	—	—	—	—	—	—	(199)	—	—	(199)

Reissuance of 57,870 shares of treasury stock	—	—	—	—	—	(870)	—	—	1,294	424

Common stock issued in connection with directors’ compensation	—	—	28,243	141	—	78	—	—	—	219
Common stock issued in connection with director and employee stock purchase plans	—	—	8,012	41	—	20	—	—	—	61
Compensation expense related to stock options	—	—	—	—	—	77	—	—	—	77

Common stock cash dividends paid ($0.20 per share)	—	—	—	—	—	—	(1,151)	—	—	(1,151)
Preferred stock cash dividends declared	—	—	—	—	—	—	(716)	—	—	(716)
Balance, June 30, 2009 (as restated)	25,000	$22,892	5,804,684	$29,024	$2,307	$63,654	$12,714	$(8,745)	$(191)	$121,655

	Preferred Stock		Common Stock					Accumulated
	Number of		Number of					Other
	Shares	Liquidation	Shares	Par	Stock		Retained	Comprehensive	Treasury
	Issued	Value	Issued	Value	Warrant	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2008	—	$—	5,746,998	$28,735	$—	$63,940	$17,039	$(1,116)	$(2,006)	$106,592

Comprehensive income (loss):
Net income	—	—	—	—	—	—	3,027	—	—	3,027
Change in net unrealized gains (losses) on securities available for sale, net of tax effect	—	—	—	—	—	—	—	(4,503)	—	(4,503)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(1,476)

Additional consideration in connection with acquisitions (21,499 shares)	—	—	—	—	—	(138)	—	—	521	383

Common stock issued in connection with directors’ compensation	—	—	10,808	54	—	139	—	—	—	193
Common stock issued in connection with director and employee stock purchase plans	—	—	4,574	23	—	54	—	—	—	77
Tax benefits from employee stock transactions	—	—	—	—	—	—	—	—	—	—
Compensation expense related to stock options	—	—	—	—	—	172	—	—	—	172
Common stock cash dividends declared ($0.40 per share)	—	—	—	—	—	—	(2,277)	—	—	(2,277)
Balance, June 30, 2008	$—	$—	$5,762,380	$28,812	$—	$64,167	$17,789	$(5,619)	$(1,485)	$103,664

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Six Months Ended
	June 30,	June 30,
	2009	2008
	(As Restated)
Cash Flows From Operating Activities
Net income	$23	$3,027
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	5,125	2,060
Provision for depreciation and amortization of premises and equipment	677	768
Amortization of identifiable intangible assets	342	300
Deferred income taxes	(1,337)	(363)
Director stock compensation	219	193
Net amortization of securities premiums and discounts	437	11
Decrease in mortgage servicing rights	106	86
Net realized losses on sales of foreclosed real estate	9	92
Impairment charge on investment securities	322	—
Net realized (gains) on sales of securities	(285)	(202)
Proceeds from sales of loans held for sale	38,459	20,589
Net gains on sale of loans	(646)	(621)
Loans originated for sale	(41,418)	(17,630)
Increase in investment in life insurance	(184)	(332)
Compensation expense related to stock options	77	172
Net change in fair value of liabilities	596	(73)
(Increase) decrease in accrued interest receivable and other assets	(2,323)	5,195
Decrease in accrued interest payable and other liabilities	(2,096)	(3,043)

Net Cash (Used) Provided by Operating Activities	(1,897)	10,229

Cash Flow From Investing Activities
Investment securities:
Purchases - available for sale	(87,215)	(59,036)
Principal repayments, maturities and calls - available for sale	41,847	19,439
Principal repayments, maturities and calls - held to maturity	—	10
Proceeds from sales - available for sale	41,073	17,738
Net increase in loans receivable	(4,126)	(48,863)
Proceeds from sale of loans	—	740
Net increase in Federal Home Loan Bank Stock	—	(992)
Net increase in foreclosed real estate	—	(173)
Purchases of premises and equipment	(763)	(654)
Disposals of premises and equipment	269	10
Net Cash Used In Investing Activities	(8,915)	(71,781)

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollar amounts in thousands)

	Six Months Ended
	June 30,	June 30,
	2009	2008
	(As Restated)
Cash Flow From Financing Activities
Net increase in deposits	97,314	66,795
Net decrease in federal funds purchased	(53,424)	(35,464)
Net increase in securities sold under agreements to repurchase	4,789	19,734
Proceeds from long-term debt	—	15,000
Repayments of long-term debt	(15,000)	—
Reissuance of treasury stock	424	—
Proceeds from the exercise of stock options and stock purchase plans	61	77
Cash dividends paid on preferred and common stock	(1,659)	(2,270)
Net Cash Provided By Financing Activities	32,505	63,872

Increase in cash and cash equivalents	21,693	2,320
Cash and Cash Equivalents:
January 1	19,284	25,789
June 30	$40,977	$28,109

Cash Payments For:
Interest	$14,512	$15,153
Taxes	$—	$400

Supplemental Schedule of Non-cash Investing and Financing Activities
Transfer of loans receivable to real estate owned	$1,975	$81

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

The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.  For purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, and interest bearing deposits in other banks.  For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 2008.

Effective April 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events. SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date.  In preparing these financial statements, the Company has evaluated subsequent events and transactions for potential recognition and/or disclosure between June 30, 2009 and August 10, 2009, the date the consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q were originally issued, and between June 30, 2009 and March 26, 2010, the date the consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q/A were reissued.

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

The following tables set forth the unaudited consolidated restated financial statements for the quarter ended June 30, 2009 previously filed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

The following is a summary of the adjustments to our previously issued unaudited consolidated balance sheet as of June 30, 2009:

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	June 30,			June 30,
	2009			2009
	As Reported	Adjustments	Reclassifications	As Restated
	(unaudited)			(unaudited)
ASSETS

Cash and due from banks	$20,685			$20,685
Federal funds sold	19,950			19,950
Interest-bearing deposits in banks	342			342

Total cash and cash equivalents	40,977			40,977

Mortgage loans held for sale	5,888			5,888
Securities available for sale (a)	234,822		(5,715)	229,107
Securities held to maturity, fair value 2009 - $1,741; 2008 - $1,926	3,048			3,048
Federal Home Loan Bank stock (a)	—		5,715	5,715
Loans, net of allowance for loan losses 2009 - $12,029; 2008 - $8,124	875,207			875,207
Premises and equipment, net	6,408			6,408
Identifiable intangible assets	4,491			4,491
Goodwill	39,732			39,732
Bank owned life insurance	18,736			18,736
Other assets (b)	27,434	650		28,084

Total assets	$1,256,743	$650		$1,257,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$111,231			$111,231
Interest bearing	836,683			836,683

Total deposits	947,914			947,914

Securities sold under agreements to repurchase	124,875			124,875
Federal funds purchased	—			—
Long-term debt	35,000			35,000
Junior subordinated debt, at fair value (c)	19,989	(1,133)		18,856
Other liabilities (b)	8,171	922		9,093

Total liabilities	1,135,949	(211)		1,135,738

Shareholders’ equity
Preferred stock: $0.01 par value; authorized 1,000,000 shares; $1,000 liquidation preference per share; 25,000 shares of Series A 5% cumulative preferred stock issued and outstanding; Less: discount of $2,108 at June 30, 2009 and a discount of $2,307 at December 31, 2008	22,892			22,892
Common stock, $5.00 par value; authorized 20,000,000 shares; issued: 5,804,684 shares at June 30, 2009 and 5,768,429 shares at December 31, 2008	29,024			29,024
Stock Warrants	2,307			2,307
Surplus	63,654			63,654
Retained earnings (d)	12,341	373		12,714
Accumulated other comprehensive loss (e)	(9,233)	488		(8,745)
Treasury stock; 10,484 shares at June 30, 2009 and 68,354 shares at December 31, 2008, at cost	(191)			(191)

Total shareholders’ equity	120,794	861		121,655

Total liabilities and shareholders’ equity	$1,256,743	$650		$1,257,393

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

The following is a summary of the adjustments to our previously issued unaudited consolidated statements of income for the three and six months ended June 30, 2009:

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

For the Periods Ended June 30, 2009

(Amounts in thousands, except per share data)

	Three Months Ended				Six Months Ended
	June 30, 2009			June 30, 2009	June 30, 2009			June 30, 2009
	As Reported	Adjustments	Reclassifications	As Restated	As Reported	Adjustments	Reclassifications	As Restated
	(unaudited)			(unaudited)	(unaudited)			(unaudited)
Interest income:
Interest and fees on loans	$12,261			$12,261	$24,603			$24,603
Interest on securities:
Taxable	2,709			2,709	5,579			5,579
Tax-exempt	305			305	591			591
Dividend income (f)	33			33	72		(5)	67
Interest on federal funds sold	5			5	8			8
Other interest income	—			—	1			1

Total interest income	15,313			15,313	30,854		(5)	30,849

Interest expense:
Interest on deposits	5,172			5,172	10,326			10,326
Interest on short-term borrowings	—			—	17			17
Interest on securities sold under agreements to repurchase	1,100			1,100	2,163			2,163
Interest on long-term debt	412			412	917			917
Interest on junior subordinated debt	362			362	677			677

Total interest expense	7,046			7,046	14,100			14,100

Net Interest Income	8,267			8,267	16,754		(5)	16,749
Provision for loan losses	4,300			4,300	5,125			5,125

Net Interest Income after provision for loan losses	3,967			3,967	11,629		(5)	11,624

Other income:
Customer service fees	596			596	1,254			1,254
Mortgage banking activities	408			408	675			675
Commissions and fees from insurance sales	3,036			3,036	5,994			5,994
Brokerage and investment advisory commissions and fees	152			152	482			482
Earnings on investment in life insurance	108			108	184			184
Gains on sale of loans	—			—	—			—
Other Income (f), (g)	550	117		667	1,620	(1)	5	1,624
Net realized gains (losses) on sales of securities	126			126	285			285
Total other-than-temporary impairment losses on investments	(973)			(973)	(973)			(973)
Portion of non-credit impairment loss recognized in other comprehensive loss	651			651	651			651
Net credit impairment loss recognized in earnings	(322)			(322)	(322)			(322)

Total other income	4,654	117		4,771	10,172	(1)	5	10,176

Other expense:
Salaries and employee benefits	5,754			5,754	11,442			11,442
Occupancy expense	881			881	1,950			1,950
Furniture and equipment expense	634			634	1,240			1,240
Marketing and advertising expense	335			335	605			605
Amortization of identifiable intangible assets	171			171	342			342
Professional services	482			482	1,374			1,374
Outside processing	1,086			1,086	2,037			2,037
Insurance expense	984			984	1,428			1,428
Other expense	1,240			1,240	2,428			2,428

Total other expense	11,567			11,567	22,846			22,846

Income before income taxes	(2,946)	117		(2,829)	(1,045)	(1)		(1,046)
Income taxes (h)	(1,361)	40		(1,321)	(1,069)	—		(1,069)

Net income	(1,585)	77		(1,508)	24	(1)		23
Preferred stock dividends and discount accretion	(413)			(413)	(825)			(825)
Net income available to common shareholders	$(1,998)	$77		$(1,921)	$(801)	$(1)		$(802)

EARNINGS PER SHARE DATA

Average shares outstanding	5,791,023			5,791,023	5,763,648			5,763,648
Basic earnings per share	$(0.35)	$0.02		$(0.33)	$(0.14)	$—		$(0.14)
Average shares outstanding for diluted earnings per share	5,791,023			5,791,023	5,763,648			5,763,648
Diluted earnings per share	$(0.35)	$0.02		$(0.33)	$(0.14)	$—		$(0.14)
Cash dividends declared per share	$0.10			$0.10	$0.20			$0.20

(f) Reclassification of reclassify dividend income on Federal Home Loan Bank stock from interest income to other income.

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

Earnings per common share for the respective periods indicated have been computed based upon the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009 (As Restated)	June 30, 2008	2009 (As Restated)	June 30, 2008
	(Dollar amounts in thousands)

Net (loss) income	$(1,508)	$1,468	$23	$3,027
Less: preferred stock dividends	(313)	—	(626)	—
Less: preferred stock discount accretion	(100)	—	(199)	—

Net (loss) income available to common shareholders	$(1,921)	$1,468	$(802)	$3,027

Average common shares outstanding	5,791,023	5,692,377	5,763,648	5,682,890
Effect of dilutive stock options	—	12,665	—	13,760

Average number of common shares used to calculate diluted earnings per common share	5,791,023	5,705,042	5,763,648	5,696,650

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008 (As Restated)	June 30, 2008	2009 (As Restated)	June 30, 2008
	(Dollar amounts in thousands)

Net (loss) income	$(1,508)	$1,468	$23	$3,027

Unrealized holding losses on available for sale securities	(1,493)	(6,972)	(1,417)	(6,621)
Reclassification adjustment for credit related impairment on investment security realized in income	322	—	322	—
Reclassification adjustment for investment gains realized in income	(126)	(61)	(285)	(202)

Net unrealized losses	(1,297)	(7,033)	(1,380)	(6,823)
Income tax effect	441	2,391	469	2,320

Other comprehensive loss	(856)	(4,642)	(911)	(4,503)

Total comprehensive loss	$(2,364)	$(3,174)	$(888)	$(1,476)

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

	Banking and Financial Services	Mortgage Banking	Insurance Services	Investment Services	Total
	(Dollar amounts in thousands)
Three months ended June 30, 2009
Net interest income and other income from external sources (as restated)	$8,858	$994	$3,015	$171	$13,038
(Loss) income before income taxes (as restated)	(3,851)	601	464	(43)	(2,829)
Total Assets (as restated)	1,159,210	79,455	17,589	1,139	1,257,393
Purchases of premises and equipment	136	—	140	14	290

Three months ended June 30, 2008
Net interest income and other income from external sources	$9,849	$913	$2,785	$248	$13,795
Income (loss) before income taxes	697	506	433	(4)	1,632
Total Assets	1,107,864	62,908	17,066	1,260	1,189,098
Purchases of premises and equipment	237	1	30	1	269

Six Months Ended June 30, 2009
Net interest income and other income from external sources (as restated)	$18,013	$1,860	$6,535	$517	$26,925
(Loss) income before income taxes (as restated)	(3,318)	1,096	1,162	14	(1,046)
Total Assets (as restated)	1,159,210	79,455	17,589	1,139	1,257,393
Purchases of premises and equipment	608	—	141	14	763

Six Months Ended June 30, 2008
Net interest income and other income from external sources	$19,298	$1,751	$5,474	$507	$27,030
Income (loss) before income taxes	1,781	805	803	(19)	3,370
Total Assets	1,107,864	62,908	17,066	1,260	1,189,098
Purchases of premises and equipment	617	1	35	1	654

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

10.           Fair Value Measurements and Fair Value of Financial Instruments

Fair Value Measurements

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

	As of June 30, 2009
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
ASSETS:
Securities Available For Sale*
Obligations of U.S. Government agencies and corporations	$—	$7,715	$—	$7,715
Mortgage-backed debt securities	—	188,825	—	188,825
State and municipal obligations	—	26,913	—	26,913
Other securities	1,320	4,334	—	5,654
	$1,320	$227,787	$—	$229,107

LIABILITIES (as restated):
Junior subordinated debt	$—	$—	$18,856	$18,856
Interest rate swaps	—	—	730	730

	As of December 31, 2008
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
ASSETS:
Securities Available For Sale
Obligations of U.S. Government agencies and corporations	$—	$9,331	$—	$9,331
Mortgage-backed debt securities	—	185,177	—	185,177
State and municipal obligations	—	25,033	—	25,033
Other securities	1,675	5,449	—	7,124
	$1,675	$224,990	$—	$226,665

LIABILITIES:
Junior subordinated debt	$—	$—	$18,260	$18,260
Interest rate swaps	—	—	1,325	1,325

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
	(Dollar amounts in thousands)
Assets:
Loans held for sale	$—	$5,888	$—	$5,888
Impaired loans	—	—	6,724	6,724
OREO	—	—	2,238	2,238

	As of December 31, 2008
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollar amounts in thousands)
Assets:
Loans held for sale	$—	$2,283	$—	$2,283
Impaired loans	—	—	5,270	5,270
OREO	—	—	263	263

The changes in Level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

	Three months ended June 30, 2009
		Total realized and
		Unrealized Gains (Losses)
	Fair Value at March 31, 2009	Recorded in Revenue	Recorded in Other Comprehensive Income	Transfers Into and/or Out of Level 3	Fair Value at June 30, 2009
	(Dollar amounts in thousands)
Liabilities:
Junior subordinated debt	$19,050	$194	$—	$—	$18,856
Interest rate swaps	653	(77)	—	—	730
	$19,703	$117	$—	$—	$19,586

	Six months ended June 30, 2009
		Total realized and
		Unrealized Gains (Losses)
	Fair Value at December 31, 2008	Recorded in Revenue	Recorded in Other Comprehensive Income	Transfers Into and/or Out of Level 3	Fair Value at June 30, 2009
	(Dollar amounts in thousands)
Liabilities:
Junior subordinated debt	$18,260	$(596)	$—	$—	$18,856
Interest rate swaps	1,325	595	—	—	730
	$19,585	$(1)	$—	$—	$19,586

As a result of the change in fair value of the junior subordinated debt and interest rate swaps, included in other non-interest income for the first three and six months of 2009 are net pre-tax gains (losses) of approximately $117,000 and ($1,000), respectively.  As a result of the change in fair value of the junior subordinated debt and interest rate swaps for the first three and six months of 2008, respectively, there were no net pre-tax gains (losses) included in other non-interest income.

Certain assets, including goodwill, loan servicing rights, core deposits, other intangible assets, certain impaired loans and other long-lived assets, such as other real estate owned, are to be written down to their fair value on a nonrecurring basis through recognition of an impairment charge to the consolidated statements of operations.  There were no other material impairment charges incurred for financial instruments carried at fair value on a nonrecurring basis during the three or six months ended June 30, 2009 and 2008.

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

A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	As of June 30, 2009		As of December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$40,977	$40,977	$19,284	$19,284
Securities available for sale	229,107	229,107	226,665	226,665
Securities held to maturity	3,048	1,740	3,060	1,926
Federal Home Loan Bank stock	5,715	5,715	5,715	5,715
Mortgage loans held for sale	5,888	5,888	2,283	2,283
Loans, net	875,207	881,054	878,181	897,930
Cash surrender value of life insurance policies	18,736	18,736	18,552	18,552
Accrued interest receivable	4,639	4,639	4,734	4,734

Financial Liabilities:
Deposits	947,914	955,943	850,600	858,744
Federal funds purchased and agreements to repurchase	124,875	116,757	173,510	174,996
Junior subordinated debt (as restated)	18,856	18,856	18,260	18,260
Interest rate swap (as restated)	730	730	1,325	1,325
Long-term debt	35,000	35,682	50,000	50,975
Accrued interest payable	3,001	3,001	3,413	3,413

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

As of June 30, 2009, 96.0% of all impaired loans had current third party appraisals or evaluations of their collateral to measure impairment.  For these impaired loans, the bank takes immediate action to determine the current value of collateral securing its troubled loans.  The remaining 4.0% of impaired loans were in process of being evaluated at June 30, 2009.  During the ongoing supervision of a troubled loan, the Company performs a cash flow evaluation, obtains an appraisal update or obtains a new appraisal.  The Company reviews all impaired loans on a quarterly basis to ensure that the market values are reasonable and that no further deterioration has occurred.  If the evaluation indicates that the market value has deteriorated below the carrying value of the loan, either the entire loan or the partial difference between the market value and principal balance is charged-off unless there are material mitigating factors to the contrary.  If a loan is not charged down reserves are allocated to reflect the estimated collateral shortfall.  Loans that have been partially charged-off are classified as non-performing loans for which none of the current loan terms have been modified. During the first six months of 2009, there were no partial loan charge-offs.  In order for an impaired loan not to have a specific valuation allowance it must be determined by the Company through a current evaluation that there is sufficient underlying collateral after appropriate discounts have been applied, that is in excess of the carrying value.

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

11.           Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale and investment securities held to maturity at June 30, 2009 and December 31, 2008 were as follows:

Securities Available For Sale

	June 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)

U.S. Government agency securities	$7,487	$228	$—	$7,715	$9,438	$110	$(217)	$9,331
Agency Mortgage-backed debt securities	162,143	3,040	(1,525)	163,658	151,782	3,176	(159)	154,799
Non-Agency Mortgage-backed debt securities	30,073	229	(5,135)	25,167	34,163	39	(3,824)	30,378
Obligations of states and political subdivisions	28,048	100	(1,235)	26,913	26,582	42	(1,591)	25,033
Trust preferred securities - single issuer	500	—	(110)	390	500	—	(96)	404
Trust preferred securities - pooled	8,069	—	(7,355)	714	8,408	—	(7,682)	726
Corporate and other debt securities	2,453	—	(307)	2,146	4,264	—	(904)	3,360
Equity securities	3,583	37	(1,216)	2,404	3,398	34	(798)	2,634
Total investment securities available for sale	$242,356	$3,634	$(16,883)	$229,107	$238,535	$3,401	$(15,271)	$226,665

Securities Held To Maturity

	June 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)

Trust preferred securities - single issuer	$2,016	$5	$(339)	$1,682	$2,019	$2	$(153)	$1,868
Trust preferred securities - pooled	1,032	—	(973)	59	1,041	—	(983)	58
Total investment securities held to maturity	$3,048	$5	$(1,312)	$1,741	$3,060	$2	$(1,136)	$1,926

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

As of June 30, 2009, the Company had approximately $3.0 million and $229.1 million in held to maturity and available for sale investment securities, respectively.  The Company may record impairment charges on its investment securities if they suffer a decline in value that is considered other-than-temporary.  Numerous factors, including those set forth above as well as adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on the Company’s investment portfolio and may result in other-than-temporary impairment on certain investment securities in future periods.  The Company’s investment portfolios include private label mortgage-backed securities, trust preferred securities principally issued by bank holding companies (“bank issuers”) (including nine pooled securities), perpetual preferred securities issued by banks, equity securities, and bank issued corporate bonds.  These investments may pose a higher risk of future impairment charges by the Company as a result of the current downturn in the U.S. economy and its potential negative effect on the future performance of these bank issuers and/or the underlying mortgage loan collateral.  Based on recent stress tests and potential recommendations by the U.S. Government and the banking regulators, some bank trust preferred issuers may elect to defer future payments of interest on such securities.  Such elections by issuers of securities within the Company’s investment portfolio could adversely affect securities’ valuations and result in future impairment charges.  Approximately $30.1 million of the residential mortgage-backed securities classified as available for sale securities were non-agency mortgage-backed securities at June 30, 2009, while the remainder of the residential mortgage-backed securities portfolio ($162.1 million) was issued by U.S. government sponsored agencies.  The non-agency mortgage-backed securities classified as available for sale securities had net unrealized losses of $4.9 million at June 30, 2009.

The age of unrealized losses and fair value of related investment securities available for sale and investment securities held to maturity at June 30, 2009 and December 31, 2008 were as follows:

Securities Available for Sale

	June 30, 2009
	Less than Twelve Months		More than Twelve Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Government agency securities	$—	$—	$—	$—	$—	$—
Agency Mortgage-backed debt securities	47,458	(1,525)	—	—	47,458	(1,525)
Non-Agency Mortgage-backed debt securities	4,596	(121)	12,412	(5,014)	17,008	(5,135)
Obligations of states and political subdivisions	19,391	(869)	4,108	(366)	23,499	(1,235)
Trust preferred securities - single issuer	—	—	390	(110)	390	(110)
Trust preferred securities - pooled	—	—	714	(7,355)	714	(7,355)
Corporate and other debt securities	1,384	(81)	774	(226)	2,158	(307)
Equity securities	126	(168)	1,637	(1,048)	1,763	(1,216)
Total investment securities available for sale	$72,955	$(2,764)	$20,035	$(14,119)	$92,990	$(16,883)

Securities Held To Maturity

	June 30, 2009
	Less than Twelve Months		More than Twelve Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Trust preferred securities - single issuer	$—	$—	$637	$(339)	$637	$(339)
Trust preferred securities - pooled	—	—	59	(973)	59	(973)
Total investment securities held to maturity	$—	$—	$696	$(1,312)	$696	$(1,312)

Securities Available for Sale

	December 31, 2008
	Less than Twelve Months		More than Twelve Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Government agency securities	$5,707	$(217)	$—	$—	$5,707	$(217)
Agency Mortgage-backed debt securities	9,470	(94)	1,389	(65)	10,859	(159)
Non-Agency Mortgage-backed debt securities	18,614	(2,460)	3,134	(1,364)	21,748	(3,824)
Obligations of states and political subdivisions	22,740	(1,591)	—	—	22,740	(1,591)
Trust preferred securities - single issuer	—	—	404	(96)	404	(96)
Trust preferred securities - pooled	—	—	726	(7,682)	726	(7,682)
Corporate and other debt securities	1,065	(157)	2,295	(747)	3,360	(904)
Equity securities	162	(53)	1,778	(745)	1,940	(798)
Total investment securities available for sale	$57,758	$(4,572)	$9,726	$(10,699)	$67,484	$(15,271)

Securities Held To Maturity

	December 31, 2008
	Less than Twelve Months		More than Twelve Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Trust preferred securities - single issuer	$823	$(153)	$—	$—	$823	$(153)
Trust preferred securities - pooled	58	(983)	—	—	58	(983)
Total investment securities held to maturity	$881	$(1,136)	$—	$—	$881	$(1,136)

At June 30, 2009, there were 57 securities with unrealized losses in the less than twelve month category and 56 securities with unrealized losses in the twelve month or more categories.

A.            Obligations of U. S. Government Agencies and Corporations.  The unrealized losses on the Company’s investments in obligations of U.S. Government agencies were caused by changing credit spreads in the market as a result of the ongoing credit crisis.  At June 30, 2009, the fair value of the U. S. Government agencies and corporations bonds represented 3.4% of the total fair value of the available for sale securities held in the investment securities portfolio.  The contractual cash flows are guaranteed by an agency of the U.S. Government.  Because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.  Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

B.            Mortgage-Backed Debt Securities.  The unrealized losses on the Company’s investments in federal agency mortgage-backed securities and corporate (non-agency) collateralized mortgage obligations were primarily caused by changing credit and pricing spreads in the market as a result of the ongoing credit crisis.  At June 30, 2009, federal agency mortgage-backed securities and collateralized mortgage obligations represented 71.4% of the total fair value of available for sale securities held in the investment securities portfolio and corporate (non-agency) collateralized mortgage obligations represented 11.0% of the total fair value of available for sale securities held in the investment securities portfolio.  The Company purchased those securities at a price relative to the market at the time of the purchase.  The contractual cash flows of those federal agency mortgage-backed securities are guaranteed by the U.S. Government.  Because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

As of June 30, 2009, the Company owned 11 corporate (non-agency) collateralized mortgage obligations (“CMO”) whose aggregate historical cost basis is greater than estimated fair value.  The Company uses a two step modeling approach to analyze each issue to determine whether or not the current unrealized losses are due to credit impairment and therefore other-than-temporarily impaired.  Step one in the modeling process applies default and severity vectors to each security based on current credit data detailing delinquency, bankruptcy, foreclosure and real estate owned (REO) performance.  The results of the vector analysis are compared to the security’s current credit support coverage to determine if the security has adequate collateral support.  If the security’s current credit support coverage falls below certain predetermined levels, step two is utilized.  In step two, the Company uses a third party to assist in calculating the present value of current estimated cash flows to ensure there are no adverse changes in cash flows during the quarter leading to an other-than-temporary-impairment.  Management’s assumptions used in step two include default and severity vectors and prepayment assumptions along with various other criteria including: percent decline in fair value; credit rating downgrades; probability of repayment of amounts due and changes in average life.  At June 30, 2009, no CMO qualified for the step two modeling approach.  Because of the results of the modeling process and because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.  Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

Because the decline in the market value of agency mortgage-backed debt securities is primarily attributable to changes in market pricing since the time of purchase and not credit quality, and because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009.  Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

C.            State and Municipal Obligations.  The unrealized losses on the Company’s investments in state and municipal obligations were primarily caused by changing credit spreads in the market as a result of the ongoing credit crisis and the deterioration of the creditworthiness of certain mono-line bond insurers.  At June 30, 2009, state and municipal obligation bonds represented 11.8% of the total fair value of available for sale securities held in the investment securities portfolio.  The Company purchased those obligations at a price relative to the market at the time of the purchase, and the tax advantaged benefit of the interest earned on these investments reduces the Company’s federal tax liability.  Because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009.  Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

D.                                    Other Debt Securities and Trust Preferred Securities.  Included in other debt securities available for sale at June 30, 2009, was 1 asset-backed security and 2 corporate debt issues representing 0.9% of the total fair value of available for sale securities.  Included in trust preferred securities were single issue, trust preferred securities (“TRUPS” or “CDO”) representing 0.2% and 96.6% of the total fair value of available for sale securities and the total held to maturity securities, respectively, and pooled TRUPS representing 0.3% and 3.4% of the total fair value of available for sale securities and the total held to maturity securities, respectively.

The unrealized losses on other debt securities relate primarily to changing pricing due to the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities.  Due to market conditions, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time.  Because the Company has analyzed the credit risk and cash flow characteristics of these securities and the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

As of June 30, 2009, the Company owned 3 single issuer TRUPS and 8 pooled TRUPS of other financial institutions whose aggregate historical cost basis is greater than their estimated fair value.  Investments in trust preferred securities included (a) amortized cost of $2.5 million of single issuer TRUPS of other financial institutions with a fair value of $2.1 million and (b) amortized cost of $9.1 million of pooled TRUPS of other financial institutions with a fair value of $0.8 million.  The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies.  The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary with the exception of one pooled TRUPS which was other than temporarily impaired at June 30, 2009 and resulted in a net credit impairment charge to earnings of $322,000 for the three and six months ended June 30, 2009 as the Company’s estimate of projected cash flows it expected to receive was less than the security’s carrying value.  The Company performs an ongoing analysis of these securities utilizing both readily available market data and third party analytical models.  Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities.  If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or AOCI to reduce the securities to their then current fair value.

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

Auction Calls

Auction calls are a structural feature designed to create a 10-year expected life for collateral secured by 30-year TRUPS.  Auction call provisions mandate that at the end of the tenth year of a deal, the Trustee submit the collateral to auction at a minimum price sufficient to retire the deal’s liabilities at par.  If the initial auction is unsuccessful, turbo payments take effect that divert cash flows from equity holders to pay down senior bond principal, and auctions are repeated quarterly until successful.  During the period that the TRUPS market was active, it was generally assumed that auction calls would succeed because they offered a source of collateral that dealers could recycle into new TRUPS.  However, given the uncertain future of the TRUPS market, negative collateral credit migration, and the decline in market value of TRUPS, the model assumes that a successful auction call is highly unlikely.  Therefore, model expects that the TRUPS will extend through their full 30-year maturity.

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

Valuation

The fair value of an asset is determined by the market’s required rate of return for its cash flows.  Identifying the market’s required rate of return for the Notes is challenging, given that, over the last year, trading in TRUPS has virtually ceased, and the few secondary market transactions that have occurred have been limited to distressed sales that do not accurately represent a measure of fair value.  This task of obtaining a reasonable fair value is further complicated by the fact that TRUPS do not have a benchmark index, such as the ABX, and are not readily comparable to other CDO asset classes.  The model’s solution to this problem was to rely on market value equivalence to derive the fair value of the Notes based on the model’s assessment of the fair value of the underlying collateral.  At this stage of the analysis, it is important to note that the model accounts for the negative credit migration of TRUPS pools by incorporating projected defaults and recoveries into the model’s cash flow projections.  Therefore, so as not to double-count incremental default risk when discounting these cash flows to fair value, the model produces a market discount rate for each pool that reflects the pools credit rating at origination.

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

At this stage of the valuation, the model addressed the decline in the credit quality of the collateral.  TRUPS are designed so that credit losses are absorbed sequentially within the capital structure, beginning with the equity tranche and ending with the senior notes.  The par amount of the capital structure that is junior to a particular bond is called subordination, which is a measure of the collateral losses that can be sustained prior to that bond suffering a loss.  As defaults occur, the bond’s subordination is reduced or eliminated, increasing its default risk and reducing its market value.  To account for this increased risk, the model reduces the subordination of each tranche by incremental defaults that are projected to occur over the next two years, and then re-calibrates the market discount rate for each tranche based on the remaining subordination.

The final step in our valuation was to discount the cash flows that the model projects for each tranche by their respective market required rates of return.  To confirm that the model’s valuation results were reliable, the model noted that under market equivalence constraints, the fair values of the TRUPS assets and liabilities should vary proportionately.

The following table provides additional information related to our single issuer trust preferred securities as of:

	June 30, 2009
			Gross
	Amortized	Fair	Unrealized	Number of
	Cost	Value	Gain/Losses	Securities
	(Dollar amounts in thousands)
Investment grades:
BBB Rated	$976	$637	$(339)	1
Not rated	1,540	1,435	(105)	2
Totals	$2,516	$2,072	$(444)	3

There were no interest deferrals or defaults in any of the single issuer trust preferred securities in our investment portfolio as of June 30, 2009.

The following table provides additional information related to our pooled trust preferred securities as of:

June 30, 2009
Deal	Class	Book Value	Fair Value	Unrealized Gain/Loss	Lowest Credit Rating	# of Performing Issuers	Actual Deferral	Expected Deferral	Current Outstanding Collateral Balance	Current Tranche Subordination	Actual Defaults/ Deferrals as a % of Outstanding Collateral	Expected Deferrals/ Defaults as a % of Remaining Collateral	Excess Subordination as a % of Current Performing Collateral
(Dollar amounts in thousands)

Pooled trust preferred securities for which an other-than-temporary impairment charge has been recognized:

Holding #1	Class D-1	$700	$49	$(651)	Ca (Moody’s)	55	$94,300	$7,651	$643,379	$65,300	14.7%	1.4%	0.0%
	Total	$700	$49	$(651)

Pooled trust preferred securities for which an other-than-temporary impairment charge has not been recognized:

Holding #2	Class B-1	1,300	174	(1,126)	A- (S&P)	16	35,000	—	211,000	$108,700	9.0%	0.0%	14.1%
Holding #3	Class C	1,003	92	(911)	Caa1 (Moody’s)	32	13,000	—	315,000	31,648	4.1%	0.0%	17.6%
Holding #4	Senior Subordinate	583	62	(521)	Baa2 (Moody’s)	50	28,000	—	129,000	81,000	4.0%	0.0%	16.2%
Holding #5	Class B-2	1,489	73	(1,416)	Caa3 (Moody’s)	30	41,250	—	247,750	33,000	16.6%	0.0%	1.7%
Holding #6	Mezzanine Notes	1,032	59	(973)	Caa1 (Moody’s)	29	44,000	8,000	277,500	20,289	15.9%	3.4%	3.3%
Holding #7	Class B-3	494	46	(448)	Ca (Moody’s)	64	61,750	19,000	601,775	53,600	10.3%	3.5%	11.2%
Holding #8	Class B	1,000	107	(893)	Caa3 (Moody’s)	50	57,000	4,000	345,900	62,650	16.5%	1.4%	3.8%
Holding #9	Class B-2	1,500	111	(1,389)	Ca (Moody’s)	36	39,250	—	303,000	38,500	13.0%	0.0%	7.7%
	Total	$8,401	$724	$(7,677)

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

E.                                      Equity Securities.  Included in equity securities available for sale at June 30, 2009, were equity investments in 29 financial services companies.  The Company owns 1 qualifying Community Reinvestment Act (“CRA”) equity investment with an amortized cost and fair value of approximately $1.0 million, respectively.  The remaining 30 equity securities have an average amortized cost of approximately $81,000 and an average fair value of approximately $46,000.  While $1.6 million in fair value of the equity securities has been below amortized cost for a period of more than twelve months, the Company believes the decline in market value of the equity investment in financial services companies is primarily attributable to changes in market pricing and not fundamental changes in the earning potential of the individual companies.  The Company has the intent and ability to retain its investment in these securities for a period of time sufficient to allow for any anticipated recovery in market value.  The Company does not consider its equity securities to be other-than-temporarily-impaired as June 30, 2009.

As of June 30, 2009, the fair value of all securities available for sale that were pledged to secure public deposits, repurchase agreements, and for other purposes required by law, was $211.4 million.

The contractual maturities of investment securities available for sale at June 30, 2009, are set forth in the following table.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties.  Therefore, mortgage-backed securities are not included in the maturity categories in the following summary.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Due in one year or less	$1,275	$1,236	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	1,421	1,194	—	—
Due after ten years	43,861	35,448	3,048	1,741
Mortgage-backed securities	192,216	188,825	—	—
Equity securities	3,583	2,404	—	—
	$242,356	$229,107	$3,048	$1,741

This table excludes Federal Home Loan Bank stock

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to the scheduled maturity without penalty.

The following gross gains (losses) were realized on sales of investment securities available for sale included in earnings for the three and nine months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)

Gross gains	$175	$100	$363	$252
Gross losses	(49)	(39)	(78)	(50)
Net realized gains on sales of securities	$126	$61	$285	$202

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

See Note 4 for unrealized holding losses on available-for-sale securities for the periods reported.

Other-than-temporary impairment recognized in earnings in the three and nine month periods ended June 30, 2009, for credit impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments).  The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit impaired debt securities.  Additionally, the credit loss component is reduced if (i) the Company receives the cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security, (ii) the security matures or (iii) the security is fully written down.

Changes in the credit loss component of credit impaired debt securities were:

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
	(in thousands)
Balance, beginning of period	$—	$—
Additions:
Initial credit impairments	322	322
Balance, end of period	$322	$322

12.                                 Derivative Instruments

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

The following table details the fair values of the derivative instruments included in the consolidated balance sheet for the period ended:

	Liability Derivatives
	June 30, 2009
	(Dollar amounts in thousands)
Derivatives Not Designated as Hedging Instruments under FASB 133:	Balance Sheet Location	Fair Value

Interest rate swap contracts	Other liabilities	$730
Interest rate cap	Other liabilities	—
Total derivatives		$730

The following table details the effect of the change in fair values of the derivative instruments included in the consolidated statement of operations for the three and six month periods ended:

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under FASB 133:	Location of Gain or (Loss) Recognized in Income on Derivative	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009
		(Dollar amounts in thousands)

Interest rate swap contracts	Other income	$(77)	$595
Interest rate cap	Other income	—	—
Total		$(77)	$595

13.                                 Loans

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

Loans secured by real estate (not including home equity lending products) decreased $18.3 million, or 6.7% annualized, to $528.9 million at June 30, 2009 from $547.2 million at December 31, 2008.  This decrease is primarily due to a decrease in commercial real estate loan originations.

Total commercial loans decreased to $486.2 million at June 30, 2009 from $500.7 million at December 31, 2008, a decrease of $14.5 million, or 5.8% annualized.  The decrease is due primarily to a decrease in commercial real estate loans outstanding.  There were no SBA loans sold during the period.

Changes in the allowance for loan losses were as follows:

	As of and For The Period Ended
	June 30,	December 31,
	2009	2008
	(Dollar amounts in thousands)

Balance, beginning	$8,124	$7,264
Provision for loan losses	5,125	4,835
Loans charged-off	(1,255)	(4,073)
Recoveries	35	98
Balance, ending	$12,029	$8,124

The gross recorded investment in impaired loans not requiring an allowance for loan losses was $10.6 million at June 30, 2009 and $3.2 million at December 31, 2008.  The gross recorded investment in impaired loans requiring an allowance for loan losses was $11.9 million at June 30, 2009 and $7.5 million at December 31, 2008.  At June 30, 2009 and December 31, 2008, the related allowance for loan losses associated with those loans was $5.2 million and 2.3 million, respectively.  For the periods ended June 30, 2009 and December 31, 2008, the average recorded investment in impaired loans was $12.8 million and $8.8 million, respectively.  No interest income was recognized on impaired loans for the period ended June 30, 2009 and interest income of $33,000 was recognized on impaired loans for the year ended December 31, 2008.

14.                                 Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as allocated to our reporting units for the periods indicated were:

	Banking and		Brokerage and
	Financial		Investment
	Services	Insurance	Services	Total
	(Dollar amounts in thousands)

Balance as of December 31, 2007	$27,768	$10,400	$1,021	$39,189
Goodwill acquired during the year 2008	—	223	—	223
Contingent payments during the year 2008	—	320	—	320
Balance as of December 31, 2008	27,768	10,943	1,021	39,732
Balance as of June 30, 2009	$27,768	$10,943	$1,021	$39,732

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

In accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company amortizes other intangible assets over the estimated remaining life of each respective asset.  Amortizable intangible assets were composed of the following:

	June 30, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(Dollar amounts in thousands)
Amortizable intangible assets:
Purchase of client accounts (20 year weighted average useful life)	$4,805	$1,112	$4,805	$992
Employment contracts (7 year weighted average useful life)	1,135	1,054	1,135	968
Assets under management (20 year weighted average useful life)	184	63	184	58
Trade name (20 year weighted average useful life)	196	196	196	196
Core deposit intangible (7 year weighted average useful life)	1,852	1,256	1,852	1,125
Total	$8,172	$3,681	$8,172	$3,339

Aggregate Amortization Expense:
For the six months ended June 30, 2009	$342
For the year ended December 31, 2008	$629

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Note 1 to the Company’s consolidated financial statements (included in Item 8 of the Form 10-K/A, Amendment No. 1, for the year ended December 31, 2008) lists significant accounting policies used in the development and presentation of its financial statements.  This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

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

Restatement of Consolidated Financial Statements

As indicated in Note 2 to the Notes to Consolidated Financial Statements, the Company has restated its financial statements for the quarter ended June 30, 2009.  The discussion in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, gives effect to the restatement of the Company’s financial statements.

Results of Operations

OVERVIEW

Net loss for the Company for the quarter ended June 30, 2009 was $1.5 million, a decrease of 202.7%, as compared to income of $1.5 million for the same period in 2008.  Basic and diluted loss per common share for the second quarter of 2009 were $.33 and $.33, respectively, compared to basic and diluted earnings per common share of $.26 and $.26, respectively, for the same period of 2008. Net income for the Company for the first six months ended June 30, 2009 was $23,000, a decrease of 99.2%, as compared to $3.0 million for the same period in 2008. Basic and diluted loss per common share for the first six months ended June 30, 2009 was $.14 and $.14, respectively, compared to basic and diluted earnings per common share of $.53 and $.53, respectively, for the same period of 2008.

The following are the key ratios for the Company as of or for the:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009 (As Restated)	June 30, 2008	2009 (As Restated)	June 30, 2008

Return on average assets (annualized)	-0.48%	0.51%	0.00%	0.53%
Return on average shareholders’ equity (annualized)	-4.81%	5.46%	0.04%	5.63%
Common dividend payout ratio	-29.01%	76.92%	-143.91%	75.47%
Average shareholders’ equity to average assets	9.99%	9.29%	10.30%	9.43%

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

FTE net interest income before the provision for loan losses for the three months ended June 30, 2009 was $8.7 million, a decrease of $0.7 million, or 7.6%, compared to the $9.4 million reported for the same period in 2008.  FTE net interest income before the provision for loan loss for the six months ended June 30, 2009 was $17.6 million, a decrease of $0.7 million, or 4.0%, compared to the $18.3 million reported for the same period in 2008.  The FTE net interest margin decreased to 3.05% for the second quarter of 2009 from 3.59% for the same period in 2008.  The FTE net interest margin decreased to 3.12% for the first six months of 2009 from 3.55% for the same period in 2008.

The following tables summarize net interest margin information:

	Three months ended June 30,
	2009 (As Restated)			2008

	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$699,919	$9,946	5.62	$674,994	$10,923	6.40
Mortgage	49,622	685	5.52	46,907	765	6.52
Consumer	141,335	1,884	5.35	127,208	2,029	6.42
Investments (2) (3)	239,876	3,219	5.37	204,942	2,970	5.80
Federal funds sold	13,298	5	0.17	—	—	—
Other short-term investments	363	—	0.15	351	5	5.59

Total interest-earning assets	$1,144,413	$15,739	5.44	$1,054,402	$16,692	6.26

Interest-Bearing Liabilities:
Transaction accounts	$351,272	$1,302	1.49	$327,056	$1,453	1.79
Certificates of deposit	479,449	3,869	3.23	333,455	3,561	4.30
Securities sold under agreement to repurchase	125,003	1,100	3.48	123,911	895	2.86
Short-term borrowings	253	—	0.00	73,757	429	3.98
Long-term borrowings	41,925	413	3.90	60,000	604	3.98
Junior subordinated debt	18,953	362	7.66	20,037	346	6.94

Total interest-bearing liabilities	1,016,855	7,046	2.78	938,216	7,288	3.12

Noninterest-bearing deposits	106,362	—		106,735	—

Total cost of funds	$1,123,217	7,046	2.52	$1,044,951	7,288	2.81

Net interest margin (fully taxable equivalent)		$8,693	3.05		$9,404	3.59

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

	Six Months Ended June 30,
	2009 (As Restated)			2008
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$699,717	$19,885	5.66	$665,669	$22,239	6.61
Mortgage	50,160	1,448	5.77	46,715	1,521	6.51
Consumer	140,421	3,766	5.41	127,065	4,257	6.74
Investments (2) (3)	234,178	6,574	5.61	198,323	5,761	5.81
Federal funds sold	9,981	9	0.17	—	—	0.00
Other short-term investments	355	1	0.39	435	9	3.96

Total interest-earning assets	$1,134,812	$31,683	5.55	$1,038,207	$33,787	6.44

Interest-Bearing Liabilities:
Transaction accounts	$335,782	$2,411	1.45	$321,601	$3,332	2.08
Certificates of deposit	474,261	7,914	3.37	325,115	7,185	4.44
Securities sold under agreement to repurchase	122,268	2,164	3.52	117,530	1,849	3.11
Short-term borrowings	5,057	17	0.66	79,037	1,150	2.88
Long-term borrowings	50,498	917	3.61	59,698	1,203	3.99
Junior subordinated debt	18,565	677	7.35	20,133	751	7.50

Total interest-bearing liabilities	1,006,431	14,100	2.83	923,114	15,470	3.37

Noninterest-bearing deposits	105,905	—		105,017	—

Total cost of funds	$1,112,336	14,100	2.56	$1,028,131	15,470	3.03

Net interest margin (fully taxable equivalent)		$17,583	3.12		$18,317	3.55

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

Average interest-earning assets for the three months ended June 30, 2009 were $1.14 billion, an $90.0 million, or 8.5%, increase over average interest-earning assets of $1.05 billion for the same period in 2008.  Average interest-earning assets for the six months ended June 30, 2009 were $1.13 billion, a $96.6 million, or 9.3%, increase over average interest-earning assets of $1.04 billion for the same period in 2008.  The yield on average interest-earning assets decreased by 82 basis points to 5.44% for the second quarter of 2009, compared to 6.26% for the same period in 2008.  The yield on average interest-earning assets decreased by 89 basis points to 5.55% for the first six months of 2009, compared to 6.44% for the same period in 2008.

Average interest-bearing liabilities for the three months ended June 30, 2009 were $1.02 billion, a $78.6 million, or 8.4%, increase over average interest-bearing liabilities of $938.2 million for the same period in 2008.  Average interest-bearing liabilities for the six months ended June 30, 2009 were $1.01 billion, an $83.3 million, or 9.0%, increase over average interest-bearing liabilities of $923.1 million for the same period in 2008.  In addition, average noninterest-bearing deposits decreased to $106.4 million for the three months ended June 30, 2009, from $106.7 million for the same time period of 2008.  Average noninterest-bearing deposits increased to $105.9 million for the six months ended June 30, 2009, from $105.0 million for the same time period of 2008.  The interest rate on total interest-bearing liabilities decreased by 34 basis points to 2.78% for the three months ended June 30, 2009, compared to 3.12% for the same period in 2008.  The average interest rate paid on total interest-bearing liabilities decreased by 54 basis points to 2.83% for the six months ended June 30, 2009, compared to 3.37% for the same period in 2008.

For the six months ended June 30, 2009, FTE total interest income decreased 6.2% to $31.7 million compared to $33.8 million for the same period in 2008.  The decrease in total interest income for the six months ended June 30, 2009 was primarily the result of a decrease in the interest rates on average investments and average outstanding commercial, mortgage and consumer loans compared to the same period in 2008.  Earning asset yields on average outstanding loans decreased due mainly to a decrease in the targeted short-term interest rate, as established by the Federal Reserve Bank (“FRB”), which resulted in a decrease in the prime rate from 5.00% at June 30, 2008 to 3.25% at June 30, 2009.  Average outstanding commercial loan balances increased by $34 million, or 5.1% from June 30, 2008 to June 30, 2009.  Additionally, average outstanding total investment securities increased by $35.8 million or 18.1% from June 30, 2008 to June 30, 2009.    Earning asset yields on average outstanding investment securities decreased from 5.8% at June 30, 2008 to 5.6% at June 30, 2009.

For the six months ended June 30, 2009, total interest expense decreased 8.9% to $14.1 million compared to $15.5 million for the same period in 2008.  The decrease in total interest expense for the six months ended June 30, 2009 resulted primarily from a decrease in average rates paid on average outstanding interest-bearing deposits and short-term borrowings compared to the same period in 2008.  The average rate paid on total average outstanding interest-bearing liabilities decreased from 3.37% at June 30, 2008 to 2.83% at June 30, 2009.  Total cost of funds decreased to 2.56% in 2009 from 3.03% in 2008.  The decrease in total average interest-bearing deposit rates was the result of management’s disciplined approach to deposit pricing in response to the decrease in short-term interest rates.  Total average interest-bearing deposits increased $163.3 million or 25.3% from June 30, 2008 to June 30, 2009 due primarily to growth in time deposits and interest checking.  The average rate paid on short-term borrowings and securities sold under agreements to repurchase increased from 3.02% at June 30, 2008 to 3.40% at June 30, 2009.  The increase in short-term borrowings and securities sold under agreements to repurchase rates was the result of increases in targeted short term interest rates, as established by the FRB.  Average short-term borrowings and securities sold under agreements to repurchase decreased $69.2 million or 35.2% from June 30, 2008 to June 30, 2009 due primarily to the growth in total average interest-bearing deposits.

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

Other Non-Interest Income

Total other income for the three months ended June 30, 2009 totaled $4.8 million, remaining similar to income of $4.8 million for the same period in 2008.  Total other income for the six months ended June 30, 2009 totaled $10.2 million, an increase of $0.7 million, or 7.6%, from other income of $9.5 million for the same period in 2008.

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

Other income, including gain on sale of loans, increased 30.5% to $667,000 for the second quarter of 2009 as compared to $511,000 for the same period in 2008.  Other income, including gain on sale of loans, increased 57.5% to $1.6 million for the first six months of 2009 as compared to $1.0 million for the same period in 2008.  The increase in other income for the comparative three and six month periods is due primarily to a settlement of a previously accrued contingent payment of $575,000, which was partially offset by an adjustment for related expenses of $232,000, and an increase in network interchange income.

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

Occupancy expense and furniture and equipment expense decreased 13.0% to $1.5 million for the second quarter of 2009 as compared to $1.7 million for the same period in 2008.  Occupancy expense and furniture and equipment expense decreased 10.0% to $3.2 million for the first six months of 2009 as compared to $3.5 million for the same period in 2008.  The decrease in occupancy expense and furniture and equipment expense for the comparative three and six month periods is due primarily to a decrease in building lease expense and equipment depreciation expense.

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

Income Taxes

There was an income tax benefit of $1.3 million for the second quarter of 2009 as compared to income tax expense of $0.2 million for the same period in 2008.  There was an income tax benefit of $1.1 million for the first six months of 2009 as compared to income tax expense of $0.3 million for the same period in 2008.  The effective income tax rate for the Company for the second quarter ended June 30, 2009 was 46.7% compared to 10.0% for the same period of 2008.  The effective income tax rate for the Company for the first six months ended June 30, 2009 was 102.2% compared to 10.2% for the same period of 2008.  The effective income tax rate for the comparative three and six month periods fluctuated primarily due to variations in state tax, tax exempt income and net income before income taxes.  Included in income tax expense for the comparative three and six month periods ended June 30, 2009 and 2008 is a federal tax benefit from a $5,000,000 investment in an affordable housing, corporate tax credit limited partnership.

Financial Condition

The total assets of the Company at June 30, 2009 were $1.26 billion, an increase of approximately $31.3 million, or 5.1% annualized, from $1.23 billion at December 31, 2008.

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

Investment securities available for sale increased $2.4 million, or 1.1% annualized, to $229.1 million at June 30, 2009 from $226.7 million at December 31, 2008.  Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity.  The increase in investment securities available for sale was due to the purchases of mortgage-backed securities used as collateral for the Company’s public funds and structured borrowings.

Federal Home Loan Bank Stock

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

The gross recorded investment in impaired loans not requiring an allowance for loan losses was $10.6 million at June 30, 2009 and $3.2 million at December 31, 2008.  The gross recorded investment in impaired loans requiring an allowance for loan losses was $11.9 million at June 30, 2009 and $7.5 million at December 31, 2008.  At June 30, 2009 and December 31, 2008, the related allowance for loan losses associated with those loans was $5.2 million and 2.3 million, respectively.  For the periods ended June 30, 2009 and December 31, 2008, the average recorded investment in impaired loans was $12.8 million and $8.8 million, respectively.  No interest income was recognized on impaired loans for the period ended June 30, 2009 and interest income of $33,000 was recognized on impaired loans for the year ended December 31, 2008.

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

The allowance for loan losses is an amount that management believes to be adequate to absorb probable losses in the loan portfolio.  Additions to the allowance are charged through the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.  Management regularly assesses the adequacy of the allowance by performing both quantitative and qualitative evaluations of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, the value of any underlying collateral, risk characteristics in the loan portfolio, local and national economic conditions, and other relevant factors.  Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.  Based upon the results of such reviews, management believes that the allowance for loan losses at June 30, 2009 was adequate to absorb probable credit losses inherent in the portfolio at that date.

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

The Bank’s Relationship Managers have a combined lending authority up to $1,000,000.  Loans over $1,000,000 and up to $2,000,000 require the additional approval of the Chief Lending Officer, Chief Credit Officer and/or the Bank President. Loans in excess of $2,000,000 are presented to the Bank’s Credit Committee, comprised of the Chief Lending Officer, Chief Credit Officer, Chief Credit Officer (non-voting), and selected market Executives.  The Credit Committee can approve loans up to $4,500,000 and recommend loans to the Executive Loan Committee for approval up to the Bank’s legal lending limit of approximately $14,460,000.  The Executive Loan Committee is composed of the Bank President, the Chief Lending Officer, the Chief Credit Officer, the Chief Financial Officer, the Chief Credit Officer (non-voting member) and selected Board members.  The Bank has established an “in-house” lending limit of 80% of its legal lending limit and, at June 30, 2009, the Bank has no loan relationships in excess of its in-house limit.

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

Borrowings

Total debt decreased by $63.0 million, or 52.1% annualized, to $178.7 million at June 30, 2009 from $241.8 million at December 31, 2008.  The decrease in total debt and borrowings was primarily due to an increase in organic growth in total deposits of $97.3 million to $947.9 million at June 30, 2009 from $850.6 million at December 31, 2008.

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

Capital

Total shareholders’ equity decreased $2.0 million, or 3.2% annualized, to $121.7 million at June 30, 2009 from $123.6 million at December 31, 2008.  The decrease is the net result of net income for the period of $23,000 less common stock dividends declared of $1.15 million, preferred stock dividends declared of $716,000, proceeds of $280,000 from the issuance of shares of common stock under the Company’s employee benefit and director compensation plans, a net decrease in the unrealized loss on securities available for sale, net of tax, of $911,000, the reissuance of treasury stock of $424,000 primarily in connection with earn-outs of contingent consideration to principals resulting from the Company’s acquisition of VIST Insurance, and stock-based compensation costs of $77,000.

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

An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders’ equity less intangible assets (Tier 1 risk-based capital), to average quarterly assets less intangible assets.  The leverage ratio at June 30, 2009 was 8.60% compared to 9.07% at December 31, 2008.  This decrease is primarily the result of an increase in average total assets.  For the six months ended June 30, 2009, the capital ratios were above minimum regulatory guidelines.

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

The following table sets forth the Company’s risk-based capital amounts and ratios.

	June 30,
	2009	December 31,
	(As Restated)	2008
	(Dollar amounts in thousands)

Tier I
Common shareholders’ equity excluding unrealized gains (losses) on securities	$121,655	$123,629
Disallowed intangible assets	(44,039)	(44,347)
Junior subordinated debt	18,706	18,110
Tier II
Allowable portion of allowance for loan losses	12,029	8,124
Unrealized losses on available for sale equity securities	7,965	7,330

Total risk-based capital	$116,316	$112,846

Risk adjusted assets (including off-balance sheet exposures)	$977,446	$883,949

Leverage ratio	8.60%	9.07%
Tier I risk-based capital ratio	10.67%	11.85%
Total risk-based capital ratio	11.90%	12.77%

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

At June 30, 2009, the Company had a total of $178.7 million, or 14.2% of total assets, in borrowed funds.  These borrowings included $124.9 million of repurchase agreements, $35 million of term borrowings with the Federal Home Loan Bank, and $18.9 million in junior subordinated debt.  The FHLB borrowings have final maturities ranging from November 2009 through January 2011 at interest rates ranging from 3.45% to 4.27%.  At June 30, 2009, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $186.7 million.  The Company remains slightly asset sensitive and will continue its strategy to originate adjustable rate commercial and installment loans and use investment security cash flows and non-interest bearing and core deposits and repurchase agreements to reduce the overnight borrowings to maintain a more neutral gap position.

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

During October 2002, the Company entered into an interest rate swap agreement with a notional amount of $5 million.  This derivative financial instrument effectively converted fixed interest rate obligations of outstanding junior subordinated debt to variable interest rate obligations, decreasing the asset sensitivity of its balance sheet by more closely matching the Company’s variable rate assets with variable rate liabilities.  The Company considers the credit risk inherent in the contracts to be negligible.  The interest rate swap is recorded on the balance sheet at fair value through adjustments to other income in the consolidated results of operations (see note 12 of the consolidated financial statements).

During 2008, the Company entered into two interest rate swaps to manage its exposure to interest rate risk.  The interest rate swap transactions involved the exchange of the Company’s floating rate interest rate payment on its $15 million in floating rate junior subordinated debt for a fixed rate interest payment without the exchange of the underlying principal amount.  These interest rate swaps are recorded on the balance sheet at fair value through adjustments to other income in the consolidated results of operations (see note 12 of the consolidated financial statements).

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

This accounting error and the corresponding restatements have resulted in management’s determination that a material weakness existed with respect to the internal controls over financial reporting related to accounting for the fair value of junior subordinated debt and related interest rate swaps at June 30, 2009.  The material weakness also existed at September 30, 2008, December 31, 2008 and March 31, 2009 and was not identified until November 2009.  To remediate this material weakness, the Company has added a review specifically for disclosures and accounting treatment for all complex financial instruments acquired or disposed of during each reporting period.  The material weakness described relates only to the applicable accounting treatment to these complex financial instruments.

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