Form 10-Q/A
period 2009-09-30
VIST FINANCIAL CORP
filed 2010-03-26
CIK 775662

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

PART 1 - Financial Information

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

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Interest income:
Interest and fees on loans	$12,523	$13,858	$37,126	$41,483
Interest on securities:
Taxable	2,935	2,523	8,514	7,209
Tax-exempt	336	248	927	679
Dividend income	26	76	98	364
Other interest income	4	—	13	9
Total interest income	15,824	16,705	46,678	49,744

Interest expense:
Interest on deposits	4,952	5,006	15,278	15,523
Interest on short-term borrowings	1	559	18	1,709
Interest on securities sold under agreements to repurchase	1,134	1,168	3,297	3,017
Interest on long-term debt	339	607	1,256	1,810
Interest on junior subordinated debt	357	331	1,034	1,082
Total interest expense	6,783	7,671	20,883	23,141

Net Interest Income	9,041	9,034	25,795	26,603
Provision for loan losses	1,400	525	6,525	2,585
Net interest income after provision for loan losses	7,641	8,509	19,270	24,018

Other income:
Customer service fees	600	893	1,854	2,189
Mortgage banking activities	288	145	963	810
Commissions and fees from insurance sales	3,260	3,052	9,254	8,523
Brokerage and investment advisory commissions and fees	112	186	594	650
Earnings on bank owned life insurance	96	171	280	503
Gain on sale of loans	—	—	—	47
Other income	405	584	2,024	1,568
Net realized gains on sales of securities	66	89	351	291
Total other-than-temporary impairment losses:
Total other-than-temporary impairment losses on investments	(4,026)	(7,085)	(4,999)	(7,085)
Portion of non-credit impairment loss recognized in other comprehensive loss	2,030	—	2,681	—
Net credit impairment loss recognized in earnings	(1,996)	(7,085)	(2,318)	(7,085)
Total other income (loss)	2,831	(1,965)	13,002	7,496

Other expense:
Salaries and employee benefits	5,374	5,381	16,816	16,509
Occupancy expense	1,124	1,087	3,074	3,285
Furniture and equipment expense	605	659	1,845	2,004
Marketing and advertising expense	208	266	813	1,402
Amortization of identifiable intangible assets	172	158	514	458
Professional services	545	719	1,919	1,797
Outside processing	1,014	827	3,051	2,459
FDIC deposit insurance	486	277	1,914	822
Other expense	1,295	1,195	3,723	3,433
Total other expense	10,823	10,569	33,669	32,169

Income (loss) before income taxes	(351)	(4,025)	(1,397)	(655)
Income tax (benefit) expense	(506)	566	(1,575)	909
Net income (loss)	155	(4,591)	178	(1,564)
Preferred stock dividends and discount accretion	(412)	—	(1,237)	—
Net income (loss) available to common shareholders	$(257)	$(4,591)	$(1,059)	$(1,564)

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

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine Months Ended September 30, 2009 and 2008
(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock					Accumulated
	Number of		Number of					Other
	Shares	Liquidation	Shares	Par	Stock		Retained	Comprehensive	Treasury
	Issued	Value	Issued	Value	Warrant	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2009	25,000	$22,693	5,768,429	$28,842	$2,307	$64,349	$14,757	$(7,834)	$(1,485)	$123,629

Comprehensive income:
Net income	—	—	—	—	—	—	178	—	—	178
Change in net unrealized gains (losses) on securities available for sale, net of tax effect	—	—	—	—	—	—	—	2,853	—	2,853
Total comprehensive income										3,031

Preferred stock discount accretion	—	299	—	—	—	—	—	—	—	299
Stock warrants	—	—	—	—	—	—	(299)	—	—	(299)

Reissuance of 57,870 shares of treasury stock	—	—	—	—	—	(870)	—	—	1,294	424

Common stock issued in connection with directors’ compensation	—	—	28,243	141	—	77	—	—	—	218
Common stock issued in connection with director and employee stock purchase plans	—	—	11,939	60	—	24	—	—	—	84
Compensation expense related to stock options	—	—	—	—	—	139	—	—	—	139

Common stock cash dividends paid ($0.25 per share)	—	—	—	—	—	—	(1,441)	—	—	(1,441)
Preferred stock cash dividends paid or declared	—	—	—	—	—	—	(1,028)	—	—	(1,028)
Balance, September 30, 2009	25,000	$22,992	5,808,611	$29,043	$2,307	$63,719	$12,167	$(4,981)	$(191)	$125,056

	Preferred Stock		Common Stock					Accumulated
	Number of		Number of					Other
	Shares	Liquidation	Shares	Par	Stock		Retained	Comprehensive	Treasury
	Issued	Value	Issued	Value	Warrant	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2008	—	$—	5,746,998	$28,735	$—	$63,940	$17,039	$(1,116)	$(2,006)	$106,592

Comprehensive income:
Net income	—	—	—	—	—	—	(1,564)	—	—	(1,564)
Change in net unrealized gains (losses) on securities available for sale, net of tax effect	—	—	—	—	—	—	—	(6,237)	—	(6,237)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(7,801)

Additional consideration in connection with acquisitions (21,499 shares)	—	—	—	—	—	(137)	—	—	521	384

Common stock issued in connection with directors’ compensation	—	—	10,808	54	—	139	—	—	—	193
Common stock issued in connection with director and employee stock purchase plans	—	—	7,194	36	—	77	—	—	—	113
Tax benefits from employee stock transactions	—	—	—	—	—	—	—	—	—	—
Compensation expense related to stock options	—	—	—	—	—	257	—	—	—	257
Common stock cash dividends declared ($0.40 per share)	—	—	—	—	—	—	(2,277)	—	—	(2,277)
Balance, September 30, 2008	—	$—	5,765,000	$28,825	$—	$64,276	$13,198	$(7,353)	$(1,485)	$97,461

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Cash Flows From Operating Activities
Net income (loss)	$178	$(1,564)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	6,525	2,585
Provision for depreciation and amortization of premises and equipment	1,012	1,123
Amortization of identifiable intangible assets	514	458
Deferred income taxes	(2,907)	262
Director stock compensation	218	193
Net amortization of securities premiums and discounts	694	3
Decrease in mortgage servicing rights	128	141
Net realized losses on sales of other real estate owned (included in other expense)	9	92
Impairment charge on investment securities recognized in earnings	2,318	7,085
Net realized gains on sales of securities	(351)	(291)
Proceeds from sales of loans held for sale	53,317	23,259
Net gains on sales of loans held for sale (included in mortgage banking activities)	(905)	(735)
Loans originated for sale	(52,667)	(21,069)
Realized gain on sale of premises and equipment	(25)	—
Increase in bank owned life insurance	(280)	(503)
Compensation expense related to stock options	139	257
Net change in fair value of junior subordinated debt	1,260	13
Net change in fair value of interest rate swaps	(1,144)	(39)
(Increase) decrease in accrued interest receivable and other assets	(37)	4,921
Decrease in accrued interest payable and other liabilities	(778)	(6,324)
Net Cash Provided by Operating Activities	7,218	9,867

Cash Flow From Investing Activities
Investment securities:
Purchases - available for sale	(138,581)	(133,810)
Principal repayments, maturities and calls - available for sale	59,966	30,021
Principal repayments, maturities and calls - held to maturity	—	80
Proceeds from sales - available for sale	58,150	76,404
Net increase in loans receivable	(26,411)	(51,498)
Proceeds from sale of loans	—	740
Net increase in restricted stock	—	(1,086)
Sales of other real estate owned	5,251	215
Proceeds from the sale of premises and equipment	258	—
Purchases of premises and equipment	(1,044)	(851)
Disposals of premises and equipment	213	10
Net cash used in acquisitions (contingent payments)	(250)	—
Net Cash Used In Investing Activities	(42,448)	(79,775)

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Cash Flow From Financing Activities
Net increase in deposits	116,944	70,909
Net decrease in federal funds purchased	(53,424)	(34,570)
Net increase in securities sold under agreements to repurchase	832	14,875
Proceeds from long-term debt	—	15,000
Repayments of long-term debt	(15,000)	—
Reissuance of treasury stock	424	—
Proceeds from the exercise of stock options and stock purchase plans	84	113
Cash dividends paid on preferred and common stock	(2,261)	(2,270)
Net Cash Provided By Financing Activities	47,599	64,057

Increase (decrease) in cash and cash equivalents	12,369	(5,851)
Cash and Cash Equivalents:
January 1	19,284	25,789
September 30	$31,653	$19,938

Cash Payments For:
Interest	$21,637	$23,073
Taxes	$—	$700

Supplemental Schedule of Non-cash Investing and Financing Activities
Transfer of loans receivable to real estate owned	$7,683	$473

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

Effective April 1, 2009, the Company adopted Financial Accounting Standards Board (FASB) ASC 855, Subsequent Events.  FASB ASC 855 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  FASB ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date.  In preparing the originally issued financial statements, the Company evaluated the events and transactions that occurred after September 30, 2009 through November 16, 2009, the date these financial statements were issued.  In preparing these reissued financial statements, the Company evaluated the events and transactions that occurred after September 30, 2009 through March 26, 2010, the date these financial statements were reissued.

Note 2.   Recently Issued Accounting Standards

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112).  SAB 112 revises or rescinds portions of the interpretative guidance included in the Staff Accounting Bulletin series in order to make the interpretative guidance consistent with recent pronouncements by FASB, specifically FASB ASC 805 and FASB ASC 810-10 (SFAS No. 114(R) and SFAS No. 160).  SAB 112 is effective for the Company as of June 30, 2009.  The adoption of this standard did not have an impact on our financial position or results of operations.

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

Note 3.   Earnings Per Common Share

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

Earnings per common share for the respective periods indicated have been computed based upon the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Dollar amounts in thousands)

Net (loss) income	$155	$(4,591)	$178	$(1,564)
Less: preferred stock dividends	(313)	—	(938)	—
Less: preferred stock discount accretion	(99)	—	(299)	—

Net (loss) income available to common shareholders	$(257)	$(4,591)	$(1,059)	$(1,564)

Average common shares outstanding	5,794,883	5,694,482	5,774,006	5,686,782
Effect of dilutive stock options	—	—	—	—

Average number of common shares used to calculate diluted earnings per common share	5,794,883	5,694,482	5,774,006	5,686,782

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

Note 4.   Stock-Based Incentive Plans

The Company has an Employee Stock Incentive Plan (“ESIP”) that covers all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors.  The total number of shares of common stock that may be issued pursuant to the ESIP is 486,781.  The option price for options issued under the ESIP must be at least equal to 100% of the fair market value of the common stock on the date of grant and shall not be less than the stock’s par value.  Options granted under the ESIP have various vesting periods ranging from immediate up to 5 years, 20% exercisable not less than one year after the date of grant, but no later than ten years after the date of grant in accordance with the vesting.  Vested options expire on the earlier of ten years after the date of grant, three months from the participant’s termination of employment or one year from the date of the participant’s death or disability.  As of September 30, 2009, a total of 148,072 shares had been issued under the ESIP.  The ESIP expired on November 10, 2008.

The Company has an Independent Directors Stock Option Plan (“IDSOP”).  The total number of shares of common stock that may be issued pursuant to the IDSOP is 121,695.  The IDSOP covers all directors of the Company who are not employees and former directors who continue to be employed by the Company.  The option price for options issued under the IDSOP will be equal to the fair market value of the Company’s common stock on the date of grant.  Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Company or the cessation of the participant’s employment, or twelve months from the date of the participant’s death or disability.  As of September 30, 2009, a total of 21,166 shares had been issued under the IDSOP.  The IDSOP expired on November 10, 2008.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

The Company’s total stock-based compensation expense for the nine months ended September 30, 2009 and 2008 was approximately $139,000 and $257,000, respectively.  Total stock-based compensation expense, net of related tax effects, was approximately $91,000 and $170,000 for the nine months ended September, 2009 and 2008, respectively.  The Company’s total  stock-based compensation expense for the three months ended September 30, 2009 and 2008 was approximately $61,000 and $86,000, respectively.  Total stock-based compensation expense, net of related tax effects, was approximately $41,000 and $57,000 for the three months ended September, 2009 and 2008, respectively.  There were no cash flows from financing activities included in cash inflows from excess tax benefits related to stock compensation for the three and nine months ended September 30, 2009 and 2008.  Total unrecognized compensation costs related to non-vested stock options at September 30, 2009 and 2008 were approximately $166,000 and $387,000, respectively.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The expected volatility is based on historic volatility.  The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life is based on historical exercise experience.  The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Note 5.   Comprehensive Income

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

The following table shows changes in each component of comprehensive income for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		Septeber 30,
	2009	2008	2009	2008
	(Dollar amounts in thousands)

Net income (loss)	$155	$(4,591)	$178	$(1,564)

Other comprehensive income (loss)
Change in unrealized holding gains (losses) on available for sale securities	3,942	(9,624)	2,668	(16,244)
Change in non-credit impairment losses on available for sale securities	(169)	—	(312)	—
Reclassification adjustment for credit related impairment on investment security realized in income	1,996	7,085	2,318	7,085
Reclassification adjustment for investment gains realized in income	(66)	(89)	(351)	(291)
Net unrealized gains (losses)	5,703	(2,628)	4,323	(9,450)
Income tax effect	(1,939)	894	(1,470)	3,213
Other comprehensive income (loss)	3,764	(1,734)	2,853	(6,237)

Total comprehensive income (loss)	$3,919	$(6,325)	$3,031	$(7,801)

Note 6.          Investment in Limited Partnership

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

Note 7.          Segment Information

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

The following table shows the Company’s reportable business segments for the three and nine months ended September 30, 2009 and 2008:

	Banking and Financial Services	Mortgage Banking	Insurance Services	Investment Services	Total
	(Dollar amounts in thousands)

Three months ended September 30, 2009
Net interest income and other income from external sources	$7,634	$867	$3,240	$131	$11,872
(Loss) income before income taxes	(1,513)	543	658	(39)	(351)
Total Assets	1,179,930	77,677	17,592	1,196	1,276,395
Purchases of premises and equipment	267	—	14	—	281

Three months ended September 30, 2008
Net interest income and other income
from external sources	$3,231	$523	$3,110	$205	$7,069
Income (loss) before income taxes	(4,872)	132	739	(24)	(4,025)
Total Assets	1,092,833	69,348	18,145	1,218	1,181,544
Purchases of premises and equipment	144	1	27	1	173

Nine Months Ended September 30, 2009
Net interest income and other income from external sources	$25,647	$2,727	$9,775	$648	$38,797
(Loss) income before income taxes	(4,831)	1,639	1,820	(25)	(1,397)
Total Assets	1,179,930	77,677	17,592	1,196	1,276,395
Purchases of premises and equipment	875	—	155	14	1,044

Nine Months Ended September 30, 2008
Net interest income and other income from external sources	$22,529	$2,274	$8,584	$712	$34,099
Income (loss) before income taxes	(3,091)	937	1,542	(43)	(655)
Total Assets	1,092,833	69,348	18,145	1,218	1,181,544
Purchases of premises and equipment	817	1	32	1	851

Note 8.   Fair Value Measurements and Fair Value of Financial Instruments

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

The changes in Level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Three months ended September 30, 2009
		Total realized and
		Unrealized Gains (Losses)
	Fair Value at June 30, 2009	Recorded in Revenue	Recorded in Other Comprehensive Income	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2009
	(Dollar amounts in thousands)
Liabilities:
Junior subordinated debt	$18,856	$(664)	$—	$—	$19,520
Interest rate swaps	730	549	—	—	181
	$19,586	$(115)	$—	$—	$19,701

	Nine months ended September 30, 2009
		Total realized and
		Unrealized Gains (Losses)
	Fair Value at December 31, 2008	Recorded in Revenue	Recorded in Other Comprehensive Income	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2009
	(Dollar amounts in thousands)
Liabilities:
Junior subordinated debt	$18,260	$(1,260)	$—	$—	$19,520
Interest rate swaps	1,325	1,144	—	—	181
	$19,585	$(116)	$—	$—	$19,701

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

As of September 30, 2009, 99.7% of all impaired loans had current third party appraisals or evaluations of their collateral to measure impairment.  For these impaired loans, the bank takes immediate action to determine the current value of collateral securing its troubled loans.  The remaining 0.3% of impaired loans were in process of being evaluated at September 30, 2009. During the ongoing supervision of a troubled loan, the Company performs a cash flow evaluation, obtains an appraisal update or obtains a new

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

appraisal.  The Company reviews all impaired loans on a quarterly basis to ensure that the market values are reasonable and that no further deterioration has occurred.  If the evaluation indicates that the market value has deteriorated below the carrying value of the loan, either the entire loan or the partial difference between the market value and principal balance is charged-off unless there are material mitigating factors to the contrary.  If a loan is not charged down reserves are allocated to reflect the estimated collateral shortfall.  Loans that have been partially charged-off are classified as non-performing loans for which none of the current loan terms have been modified. During 2009, there were $788,000 in partial loan charge-offs.  In order for an impaired loan not to have a specific valuation allowance it must be determined by the Company through a current evaluation that there is sufficient underlying collateral after appropriate discounts have been applied, that is in excess of the carrying value.

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

Junior Subordinated Debt:

The Company has elected to record the fair value of its junior subordinated debt utilizing Level 3 inputs, with unrealized gains and losses reflected in other income in the consolidated statements of operations.  The fair value is estimated utilizing the income approach whereby the expected cash flows over the remaining estimated life of the debentures are discounted using the Company’s credit spread over the current fully indexed yield based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.  The Company’s credit spread was calculated based on similar trust preferred securities issued within the last twelve months.

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

A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	As of September 30, 2009		As of December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$31,653	$31,653	$19,284	$19,284
Securities available for sale	248,811	248,811	226,665	226,665
Securities held to maturity	3,041	1,863	3,060	1,926
Federal Home Loan Bank stock	5,715	5,715	5,715	5,715
Mortgage loans held for sale	2,538	2,538	2,283	2,283
Loans, net	890,384	897,890	878,181	897,930
Cash surrender value of life insurance policies	18,832	18,832	18,552	18,552
Accrued interest receivable	4,966	4,966	4,734	4,734

Financial Liabilities:
Deposits	967,544	951,741	850,600	858,744
Federal funds purchased and agreements to repurchase	120,918	120,352	173,510	174,996
Junior subordinated debt	19,520	19,520	19,711	19,711
Interest rate swap	181	181	1,325	1,325
Long-term debt	35,000	35,565	50,000	50,975
Accrued interest payable	2,659	2,659	3,413	3,413

Note 9.         Investment Securities

The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale and investment securities held to maturity at September 30, 2009 and December 31, 2008 were as follows:

Securities Available For Sale	September 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)

U.S. Government agency securities	$12,986	$250	$(93)	$13,143	$9,438	$110	$(217)	$9,331
Agency Mortgage-backed debt securities	172,669	4,634	(986)	176,317	151,782	3,176	(159)	154,799
Non-Agency Mortgage-backed debt securities	31,404	277	(5,585)	26,096	34,163	39	(3,824)	30,378
Obligations of states and political subdivisions	26,672	893	(7)	27,558	26,582	42	(1,591)	25,033
Trust preferred securities - single issuer	500	—	(70)	430	500	—	(96)	404
Trust preferred securities - pooled	6,079	15	(5,567)	527	8,408	—	(7,682)	726
Corporate and other debt securities	2,464	—	(239)	2,225	4,264	—	(904)	3,360
Equity securities	3,583	41	(1,109)	2,515	3,398	34	(798)	2,634
Total investment securities available for sale	$256,357	$6,110	$(13,656)	$248,811	$238,535	$3,401	$(15,271)	$226,665

Securities Held To Maturity	September 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)

Trust preferred securities - single issuer	$2,014	$3	$(212)	$1,805	$2,019	$2	$(153)	$1,868
Trust preferred securities - pooled	1,027	—	(969)	58	1,041	—	(983)	58
Total investment securities held to maturity	$3,041	$3	$(1,181)	$1,863	$3,060	$2	$(1,136)	$1,926

Management evaluates investment securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Factors that may be indicative of impairment include, but are not limited to, the following:

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

The age of unrealized losses and fair value of related investment securities available for sale and investment securities held to maturity at September 30, 2009 and December 31, 2008 were as follows:

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Securities Available for Sale	September 30, 2009
	Less than Twelve Months		More than Twelve Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Government agency securities	$2,407	$(93)	$—	$—	$2,407	$(93)
Agency Mortgage-backed debt securities	26,325	(986)	—	—	26,325	(986)
Non-Agency Mortgage-backed debt securities	7,864	(660)	9,320	(4,925)	17,184	(5,585)
Obligations of states and political subdivisions	712	(7)	—	—	712	(7)
Trust preferred securities - single issuer	—	—	430	(70)	430	(70)
Trust preferred securities - pooled	—	—	512	(5,567)	512	(5,567)
Corporate and other debt securities	144	(35)	796	(204)	940	(239)
Equity securities	143	(151)	1,726	(958)	1,869	(1,109)
Total investment securities available for sale	$37,595	$(1,932)	$12,784	$(11,724)	$50,379	$(13,656)

Securities Held To Maturity	September 30, 2009
	Less than Twelve Months		More than Twelve Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Trust preferred securities - single issuer	$—	$—	$764	$(212)	$764	$(212)
Trust preferred securities - pooled	—	—	58	(969)	58	(969)
Total investment securities held to maturity	$—	$—	$822	$(1,181)	$822	$(1,181)

Securities Available for Sale	December 31, 2008
	Less than Twelve Months		More than Twelve Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Government agency securities	$5,707	$(217)	$—	$—	$5,707	$(217)
Agency Mortgage-backed debt securities	9,470	(94)	1,389	(65)	10,859	(159)
Non-Agency Mortgage-backed debt securities	18,614	(2,460)	3,134	(1,364)	21,748	(3,824)
Obligations of states and political subdivisions	22,740	(1,591)	—	—	22,740	(1,591)
Trust preferred securities - single issuer	—	—	404	(96)	404	(96)
Trust preferred securities - pooled	—	—	726	(7,682)	726	(7,682)
Corporate and other debt securities	1,065	(157)	2,295	(747)	3,360	(904)
Equity securities	162	(53)	1,778	(745)	1,940	(798)
Total investment securities available for sale	$57,758	$(4,572)	$9,726	$(10,699)	$67,484	$(15,271)

Securities Held To Maturity	December 31, 2008
	Less than Twelve Months		More than Twelve Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Trust preferred securities - single issuer	$823	$(153)	$—	$—	$823	$(153)
Trust preferred securities - pooled	58	(983)	—	—	58	(983)
Total investment securitiesheld to maturity	$881	$(1,136)	$—	$—	$881	$(1,136)

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

The following table provides additional information related to our single issuer trust preferred securities as of:

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	September 30, 2009
			Gross
	Amortized	Fair	Unrealized	Number of
	Cost	Value	Gain/Losses	Securities
	(Dollar amounts in thousands)
Investment grades:
BBB Rated	$977	$764	$(213)	$1
Not rated	1,537	1,470	(67)	2
Totals	$2,514	$2,234	$(280)	$3

There were no interest deferrals or defaults in any of the single issuer trust preferred securities in our investment portfolio as of September 30, 2009.

The following table provides additional information related to our pooled trust preferred securities as of:

September 30, 2009
Deal	Class	Book Value	Fair Value	Unrealized Gain/Loss	Lowest Credit Rating#	of Performing Issuers	Actual Deferral	Expected Deferral	Current Outstanding Collateral Balance	Current Tranche Subordination	Actual Defaults/ Deferrals as a % of Outstanding Collateral	Expected Deferrals/ Defaults as a % of Remaining Collateral	Excess Subordination as a % of Current Performing Collateral
(Dollar amounts in thousands)
Pooled trust preferred securities for which and other-than-temporary impairment charge has been recognized:
Holding #1	Class D-1	$—	$15	$15	Ca (Moody’s)	51	$191,451	$2,745	$643,379	$65,300	29.8%	0.6%	0.0%
Holding #2	Class B-2	834	45	(789)	CC (Fitch)	25	81,750	10,500	247,750	33,000	27.3%	5.8%	0.0%
Holding #3	Class B	740	72	(668)	CC (Fitch)	25	92,000	15,250	345,900	62,650	26.6%	6.0%	0.0%
Holding #4	Class B-2	1,125	45	(1,080)	Ca (Moody’s)	26	79,750	32,500	303,000	38,500	26.3%	14.6%	0.0%
	Total	$2,699	$177	$(2,522)

Pooled trust preferred securities for which and other-than-temporary impairment charge has been recognized:
Holding #5	Class B-1	1,300	169	(1,131)	B+ (S&P)	16	$17,500	$—	$193,500	$108,700	9.0%	0.0%	20.3%
Holding #6	Class C	1,003	90	(913)	CCC (Fitch)	31	13,000	—	312,700	31,550	4.2%	0.0%	18.8%
Holding #7	Senior Subordinate	583	61	(522)	Baa2 (Moody’s)	50	28,000	—	126,000	81,000	4.0%	0.0%	10.4%
Holding #8	Mezzanine	1,027	58	(969)	CC (Fitch)	29	54,000	4,000	277,500	20,289	19.5%	1.8%	0.9%
Holding #9	Class B-3	494	30	(464)	Ca (Moody’s)	55	107,250	21,500	601,775	53,600	17.8%	4.3%	0.5%
	Total	$4,407	$408	$(3,999)

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

E.                                      Equity Securities.  Included in equity securities available for sale at September 30, 2009, were equity investments in 31 financial services companies.  The Company owns 1 qualifying Community Reinvestment Act (“CRA”) equity investment with an amortized cost and fair value of approximately $1.0 million, respectively.  The remaining 30 equity securities have an average amortized cost of approximately $86,000 and an average fair value of approximately $51,000.  While $1.7 million in fair value of the

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

equity securities has been below amortized cost for a period of more than twelve months, the Company believes the decline in market value of the equity investment in financial services companies is primarily attributable to changes in market pricing and not fundamental changes in the earning potential of the individual companies.  The Company has the intent and ability to retain its investment in these securities for a period of time sufficient to allow for any anticipated recovery in market value.  The Company does not consider its equity securities to be other-than-temporarily-impaired as September 30, 2009.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Changes in the credit loss component of credit impaired debt securities were:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	(in thousands)

Balance, beginning of period	$322	$—
Additions:
Initial credit impairments	1,290	1,612
Subsequent credit impairments	706	706
Total credit impairments	1,996	2,318
Balance, end of period	$2,318	$2,318

Note 10.               Loans

The components of loans were as follows:

	September 30,	December 31,
	2009	2008
	(Dollar amounts in thousands)
Residential real estate - 1 to 4 family	$167,777	$185,866
Residential real estate - multi family	38,441	34,869
Commercial	165,924	174,219
Commercial, secured by real estate	341,638	326,442
Construction	95,929	89,556
Consumer	6,736	3,995
Home equity lines of credit	86,848	72,137
Loans	903,293	887,084

Net deferred loan fees	(914)	(779)
Allowance for loan losses	(11,995)	(8,124)
Loans, net of allowance for loan losses	$890,384	$878,181

Changes in the allowance for loan losses were as follows:

	As of and for the year ended
	September 30,	December 31,
	2009	2008
Balance, beginning	$8,124	$7,264
Provision for loan losses	6,525	4,835
Loans charged off	(2,857)	(4,073)
Recoveries	203	98
Balance, ending	$11,995	$8,124

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Note 11.               Guarantees

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

Note 12.               Goodwill and Other Intangible Assets

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

Note 13.               Junior Subordinated Debt

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

Note 14.               Regulatory Matters and Capital Adequacy

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

The Company’s regulatory capital ratios are presented below for the periods indicated:

	September 30,	December 31,
	2009	2008

Leverage ratio	8.57%	9.07%
Tier I risk-based capital ratio	10.74%	11.85%
Total risk-based capital ratio	11.97%	12.77%

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

Note 15.               Financial and Derivative Instruments with Off-Balance Sheet Risk

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

A summary of the Bank’s financial instrument commitments is as follows:

	September 30,	December 31,
	2009	2008
	(Dollar amounts in thousands)
Commitments to extend credit:
Loan origination commitments	$61,761	$59,093
Unused home equity lines of credit	41,989	48,919
Unused business lines of credit	160,940	138,181
Total commitments to extend credit	$264,690	$246,193
Standby letters of credit	$12,473	$14,479

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

During October 2002, the Company entered into an interest rate swap agreement with a notional amount of $5 million.  This derivative financial instrument effectively converted fixed interest rate junior subordinated debt to variable interest rate obligations without the exchange of the underlying principal amount, decreasing the asset sensitivity of its balance sheet by more closely matching the Company’s variable rate assets with variable rate liabilities.  The Company considers the credit risk inherent in the contracts to be negligible.  This swap has a notional amount equal to the outstanding principal amount of the related trust preferred securities, together with the same payment dates, maturity date and call provisions as the related trust preferred securities.

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

In September 2008, the Company entered into two interest rate swaps to manage its exposure to interest rate risk.  The interest rate swap transactions involved the exchange of the Company’s floating rate interest rate payment on its $15 million in

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

floating rate junior subordinated debt for a fixed rate interest payment without the exchange of the underlying principal amount.  Entering into interest rate derivatives exposes the Company to the risk of counterparties’ failure to fulfill their legal obligations including, but not limited to, amounts due under each derivative contract.  Notional principal amounts are often used to express the magnitude of these transactions, but the amounts due or payable are much smaller.  Both these interest rate swaps and the related debt are recorded on the balance sheet at fair value through adjustments to other income in the consolidated results of operations.

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

The following table details the fair values of the derivative instruments included in the consolidated balance sheet for the period ended:

	Liability Derivatives
	September 30, 2009
	Balance
Derivatives Not Designated as Hedging	Sheet	Fair
Instruments under FASB ASC 815:	Location	Value

Interest rate swap contracts	Other liabilities	$181
Interest rate cap	Other liabilities	—
Total derivatives		$181

The following table details the effect of the change in fair values of the derivative instruments included in the consolidated statement of operations for the three and nine month periods ended:

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as	Location of Gain or (Loss)	For the Three Months Ended	For the Nine Months Ended
Hedging Instruments under FASB	Recognized in Income on	September 30,	September 30,
ASC 815:	Derivative	2009	2009
		(Dollar amounts in thousands)

Interest rate swap contracts	Other income	$549	$1,144
Interest rate cap	Other income	—	—
Total		$549	$1,144

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

This Management’s Discussion and Analysis is part of the Company’s Quarterly Report on Form 10-Q/A, Amendment No. 1, for the third quarter of 2009 which was filed with the SEC, and updates the Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 2008, which is referred to as the 2008 Form 10-K/A, and in the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2009.  The Company previously filed these reports with the SEC.  You should read the financial information in this Management’s Discussion and Analysis and elsewhere in this Form 10-Q in conjunction with the financial information contained in those reports.  Certain previously reported amounts have been reclassified to conform to current period classifications as presented in this Form 10-Q/A.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

The Company prepares the consolidated financial statements in accordance with United States generally accepted accounting principles, which are referred to as GAAP, and which require management to make judgments in the application of its accounting policies that involve significant estimates and assumptions about the effect of matters that are inherently uncertain.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, revenue recognition for insurance activities, stock based compensation, derivative financial instruments, goodwill and intangible assets, fair value measurements including other than temporary impairment losses on available for sale securities, the valuation of junior subordinated debt and related hedges, the valuation of deferred tax assets and the effects of any business combinations.  Additional information about these accounting policies is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in the Company’s 2008 Form 10-K/A, Amendment No. 1.  Although no significant changes to the Company’s critical accounting policies were made during the first nine months of 2009, the Company has provided updated information with respect to its accounting for the fair value of financial instruments in Note 9 “Fair Value Measurements and Fair Value of Financial Instruments.”

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

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

The following are the key ratios for the Company as of or for the:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Return on average assets (annualized)	0.05%	-1.52%	0.02%	-0.18%
Return on average shareholders’ equity (annualized)	0.50%	-17.83%	0.19%	-1.97%
Common dividend payout ratio	-125.00%	0.00%	-138.89%	-142.86%
Average shareholders’ equity to average assets	9.65%	8.55%	9.85%	9.12%

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

FTE net interest income for the three months ended September 30, 2009 was $9.5 million, a decrease of $89,000, or 0.9%, compared to the $9.4 million reported for the same period in 2008.  FTE net interest income for the nine months ended September 30, 2009 was $27.1 million, a decrease of $0.6 million, or 2.3%, compared to the $27.7 million reported for the same period in 2008.  The FTE net interest margin decreased to 3.24% for the third quarter of 2009 from 3.44% for the same period in 2008.  The FTE net interest margin decreased to 3.15% for the first nine months of 2009 from 3.51% for the same period in 2008.

The following summarizes net interest margin information:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

	Three months ended September 30,
	2009			2008
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$711,597	$10,177	5.60	$704,869	$11,249	6.24
Mortgage	47,612	738	6.19	46,446	721	6.21
Consumer	138,760	1,872	5.36	130,445	2,091	6.38
Investments (2)	254,560	3,481	5.47	204,563	3,009	5.88
Federal funds sold	8,426	4	0.18	—	—	—
Other short-term investments	658	—	—	287	1	1.95

Total interest-earning assets	$1,161,613	$16,272	5.48	$1,086,610	$17,071	6.15

Interest-Bearing Liabilities:
Transaction accounts	$401,897	$1,426	1.41	$333,736	$1,514	1.81
Certificates of deposit	443,914	3,526	3.15	339,363	3,492	4.09
Securities sold under agreement to repurchase	120,948	1,134	3.66	125,678	1,168	3.70
Short-term borrowings	662	1	0.65	95,337	559	2.29
Long-term borrowings	35,000	339	3.78	60,000	607	3.96
Junior subordinated debt	19,984	357	7.09	20,160	331	6.53

Total interest-bearing liabilities	1,022,405	6,783	2.63	974,274	7,671	3.13

Noninterest-bearing deposits	111,489	—		110,903	—

Total cost of funds	$1,133,894	6,783	2.38	$1,085,177	7,671	2.96

Net interest margin (fully taxable equivalent)		$9,489	3.24		$9,400	3.44

(1)	Loan fees have been included in the interest income totals presented. Nonaccrual loans have been included in average loan balances.

(2)	Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$703,738	$30,061	5.64	$678,831	$33,489	6.48
Mortgage	49,302	2,186	5.91	46,624	2,242	6.41
Consumer	139,844	5,639	5.39	128,200	6,348	6.61
Investments (2)	244,836	10,060	5.48	200,419	8,769	5.83
Federal funds sold	9,457	12	0.18	—	—	—
Other short-term investments	457	1	0.20	385	10	3.46

Total interest-earning assets	$1,147,634	$47,959	5.51	$1,054,459	$50,858	6.34

Interest-Bearing Liabilities:
Transaction accounts	$358,062	$3,838	1.43	$325,675	$4,847	1.99
Certificates of deposit	464,035	11,440	3.29	329,898	10,677	4.32
Securities sold under agreement to repurchase	121,823	3,297	3.57	120,266	3,016	3.35
Short-term borrowings	3,576	18	0.66	84,510	1,709	2.66
Long-term borrowings	45,275	1,256	3.66	59,799	1,810	3.98
Junior subordinated debt	19,835	1,034	6.97	20,142	1,082	7.18

Total interest-bearing liabilities	1,012,606	20,883	2.76	940,290	23,141	3.29

Noninterest-bearing deposits	107,787	—		106,994	—

Total cost of funds	$1,120,393	20,883	2.50	$1,047,284	23,141	2.96

Net interest margin (fully taxable equivalent)		$27,076	3.15		$27,717	3.51

(1)	Loan fees have been included in the interest income totals presented. Nonaccrual loans have been included in average loan balances.

(2)	Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

Average interest-earning assets for the three months ended September 30, 2009 were $1.16 billion, a $75.0 million, or 6.9%, increase over average interest-earning assets of $1.09 billion for the same period in 2008.  Average interest-earning assets for the nine months ended September 30, 2009 were $1.15 billion, an $93.2 million, or 8.8%, increase over average interest-earning assets of $1.05 billion for the same period in 2008.  The FTE yield on average interest-earning assets decreased by 67 basis points to 5.48% for the third quarter of 2009, compared to 6.15% for the same period in 2008.  The FTE yield on average interest-earning assets decreased by 83 basis points to 5.51% for the first nine months of 2009, compared to 6.34% for the same period in 2008.

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

For the nine months ended September 30, 2009, FTE total interest income decreased to $48.0 million compared to $51.0 million for the same period in 2008.  The decrease in total FTE interest income for the nine months ended September 30, 2009 was primarily the result of a decrease in the interest rates on average investments and average outstanding commercial, mortgage and consumer loans compared to the same period in 2008.  FTE earning asset yields on average outstanding loans decreased due mainly to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

a decrease in the targeted short-term interest rate, as established by the Federal Reserve Bank (“FRB”), which resulted in a decrease in the prime rate from 5.00% at September 30, 2008 to 3.25% at September 30, 2009.  Average outstanding commercial loan balances increased by $24.9 million, or 3.7% from September 30, 2008 to September 30, 2009.  Additionally, average outstanding total investment securities increased by $44.4 million or 22.2% from September 30, 2008 to September 30, 2009.  FTE earning asset yields on average outstanding investment securities decreased slightly from 5.8% at September 30, 2008 to 5.5% at September 30, 2009.

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

Non-Interest Income (Loss)

Total non-interest income for the three months ended September 30, 2009 totaled $2.8 million, an increase of $4.8 million, or 244.1%, from a loss of ($2.0) million for the same period in 2008.  Total non-interest income for the nine months ended September 30, 2009 totaled $13.0 million, an increase of $5.5 million, or 73.4%, from other income of $7.5 million for the same period in 2008.

The following table details non-interest income (loss) as follows:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars amounts in thousands)

Customer service fees	$600	$893	$1,854	$2,189
Mortgage banking activities, net	288	145	963	810
Commissions and fees from insurance sales	3,260	3,052	9,254	8,523
Broker and investment advisory commissions and fees	112	186	594	650
Earnings on investment in life insurance	96	171	280	503
Gain on sale of loans	—	—	—	47
Other income	405	584	2,024	1,568
Total other non-interest income before investments	4,761	5,031	14,969	14,290

Net realized gains on sales of securities	66	89	351	291
Losses from other-than-temporary impairment	(4,026)	(7,085)	(4,999)	(7,085)
Losses not related to credit	2,030	—	2,681	—
Net credit impairment losses on securities recognized in earnings	(1,996)	(7,085)	(2,318)	(7,085)
Net losses related to investment securities	(1,930)	(6,996)	(1,967)	(6,794)

Total other non-interest income (loss)	$2,831	$(1,965)	$13,002	$7,496

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

Other income, including gain on sale of loans, decreased 30.7% to $405,000 for the third quarter of 2009 as compared to $584,000 for the same period in 2008.  Other income, including gain on sale of loans, increased 29.1% to $2.0 million for the first nine months of 2009 as compared to $1.6 million for the same period in 2008.  The decrease in other income for the comparative three month period is due primarily to a decrease of approximately $115,000 in the net fair value of the Company’s junior subordinated debt and related interest rate swaps.  The increase in other income for the comparative nine month period is due primarily to a settlement of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

a previously accrued contingent payment of $575,000, which was partially offset by an adjustment for related expenses of $232,000, and an increase in network interchange income.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Income Taxes

There was an income tax benefit of $506,000 for the third quarter of 2009 as compared to income tax expense of $566,000 for the same period in 2008.  There was an income tax benefit of $1.6 million for the first nine months of 2009 as compared to income tax expense of $909,000 for the same period in 2008.  The effective income tax rate for the Company for the third quarter ended September 30, 2009 was (144.2%) compared to (14.1%) for the same period of 2008.  The effective income tax rate for the Company for the first nine months ended September 30, 2009 was (112.7%) compared to (138.8%) for the same period of 2008.  The effective income tax rate for the comparative three and nine month periods of 2009 fluctuated primarily due to fluctuations in tax exempt income and net income before income taxes.  The decrease in the effective income tax rate for the comparative nine and three month periods of 2008 was due primarily to the timing of the tax benefit treatment of the ordinary loss resulting from the $6.8 million Fannie Mae and Freddie Mac perpetual preferred stock charged to earnings discussed earlier.  The ordinary loss treatment provided by section 301 of the Emergency Economic Stabilization Act of 2008 (“EESA”) allowed the Company to recognize the tax benefit of approximately $2.3 million in the fourth quarter of 2008.  Included in income tax expense for the comparative three and nine month periods ended September 30, 2009 is a federal tax benefit of approximately $138,000 and $413,000, respectively, from a $5,000,000 investment in an affordable housing, corporate tax credit limited partnership.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Commercial Real Estate
a)	Unapproved land (raw land)	50%
b)	Approved but Unimproved land	65%
c)	Approved and Improved land	75%
d)	Improved Real Estate	80%

Investments
a)	Stocks listed on a nationally recognized exchanged	75%
	Stock value should be greater than $10.
b)	Bonds, Bills and Notes:
c)	US Gov’t obligations (fully guaranteed)	95%
d)	State, county & municipal general
	obligations rated BBB or higher	varies: 65-85%
	Corporate obligations rated BBB or higher	varies: 65-80%

Other Assets
a)	Accounts Receivable (eligible)	80%
b)	Inventory (raw material and finished goods)	50%
c)	Equipment (new)	80%
d)	Equipment (purchase money used)	70%
e)	Cash or cash equivalent	100%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

nonperforming loans and the result of management’s best estimate of probable losses and classification of the credit quality of the loan portfolio utilizing a qualitative and quantitative internal loan review process.

The allowance for loan losses has been established based on certain impaired loans where it is recognized that the cash flows are discounted or where the fair value of the collateral is lower than the carrying value of the loan.  The Company has also established an allowance on classified loans which are not impaired but are included in categories such as “doubtful”, “substandard” and “special mention”.  Though being classified to one of these categories does not necessarily mean that the loan is impaired, it does indicate that the loan has identified weaknesses that increase its credit risk of loss.  The Company has also established a general allowance on non-classified and non-impaired loans to recognize the probable losses that are associated with lending in general, though not due to a specific problem loan.

The following table shows the activity in the Company’s allowance for loan losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollar amounts in thousands)

Balance of allowance for loan losses, beginning of period	$12,029	$7,862	$8,124	$7,264
Loans charged-off:
Commercial, financial and agricultural	(255)	(150)	(490)	(1,326)
Real estate — mortgage	(1,327)	(64)	(2,209)	(357)
Consumer	(19)	(193)	(158)	(236)
Total loans charged-off	(1,601)	(407)	(2,857)	(1,919)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	117	26	145	66
Real estate — mortgage	25	—	30	—
Consumer	25	3	28	13
Total recoveries	167	29	203	79
Net loan charged-offs	(1,434)	(378)	(2,654)	(1,840)
Provision for loan losses	1,400	525	6,525	2,585
Balance, end of period	$11,995	$8,009	$11,995	$8,009

Net charge-offs to average loans (annualized)	0.64%	0.17%	0.39%	0.29%
Allowance for loan losses to loans outstanding	1.33%	0.92%	1.33%	0.92%
Loans outstanding at end of period (net of unearned income)	$902,379	$869,443	$902,379	$869,443
Average balance of loans outstanding during the period	$897,969	$881,009	$892,884	$852,138

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

	September 30,	December 31,
	2009	2008
	(Dollar amounts in thousands)
Commitments to extend credit:
Loan origination commitments	$61,761	$59,093
Unused home equity lines of credit	41,989	48,919
Unused business lines of credit	160,940	138,181
Total commitments to extend credit	$264,690	$246,193

Standby letters of credit	$12,473	$14,479

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Regulatory Capital

Federal bank regulatory agencies have established certain capital-related criteria that must be met by banks and bank holding companies.  The measurements which incorporate the varying degrees of risk contained within the balance sheet and exposure to off-balance sheet commitments were established to provide a framework for comparing different institutions.  Regulatory guidelines require that Tier 1 capital and total risk-based capital to risk-adjusted assets must be at least 4.0% and 8.0%, respectively.  In order for the Company to be considered “well capitalized” under the guidelines of the banking regulators, the Company must have Tier 1capital and total risk-based capital to risk-adjusted assets of at least 6.0% and 10.0%, respectively.  As of September 30, 2009, the Company has met the criteria to be considered a well capitalized institution.

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

The following table sets forth the Company’s risk-based capital amounts and ratios.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

	September 30,	December 31,
	2009	2008
	(Dollar amounts in thousands)

Tier I capital
Common shareholders’ equity	$125,056	$123,629
Disallowed intangible assets	(44,138)	(44,347)
Junior subordinated debt	19,370	18,110
Unrealized losses on available for sale debt securities	4,276	7,330
Total Tier I Capital	104,564	104,722

Tier II capital
Allowable portion of allowance for loan losses	11,995	8,124
Total Tier II capital	11,995	8,124
Total risk-based	$116,559	$112,846
Risk adjusted assets (including off-balance sheet exposures)	$973,371	$883,949

Leverage ratio	8.57%	9.07%
Tier I risk-based capital ratio	10.74%	11.85%
Total risk-based capital ratio	11.97%	12.77%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

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

VIST FINANCIAL CORP.
(Registrant)

Dated: March 26, 2010	By	/s/ Robert D. Davis

Robert D. Davis
President and Chief
Executive Officer

Dated: March 26, 2010	By	/s/ Edward C. Barrett

Edward C. Barrett
Executive Vice President and
Chief Financial Officer