Form 10-K
period 2009-12-31
VIST FINANCIAL CORP
filed 2010-03-31
CIK 775662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE
FISCAL YEAR ENDED DECEMBER 31, 2009

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of June 30, 2009, the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates computed by reference to the price at which common stock was last sold was approximately $32.5 million.

        Number of Shares of Common Stock Outstanding at March 31, 2010: 5,855,976

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement prepared in connection with its Annual Meeting of Stockholders to be held on April 27, 2010 are incorporated in Part III hereof.

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

        The consolidated financial statements include the accounts of VIST Financial Corp. (the "Company"), a bank holding company, which has elected to be treated as a financial holding company, and its wholly-owned subsidiaries, VIST Bank (the "Bank"), VIST Insurance, LLC ("VIST Insurance") and VIST Capital Management, LLC ("VIST Capital"). As of December 31, 2009, the Bank's wholly-owned subsidiary was VIST Mortgage Holdings, LLC. All significant inter-company accounts and transactions have been eliminated.

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

        At December 31, 2009, the Company had total assets of $1.3 billion, total shareholders' equity of $125.4 million, and total deposits of $1.0 billion.

        On December 19, 2008, the Company issued to the United States Department of the Treasury ("Treasury") 25,000 shares of Series A, Fixed Rate, Cumulative Perpetual Preferred Stock ("Series A Preferred Stock"), with a par value of $0.01 per share and a liquidation preference of $1,000 per share, and a warrant ("Warrant") to purchase 364,078 shares of the Company's common stock, par value $5.00 per share, for an aggregate purchase price of $25.0 million in cash (see note 18 of the consolidated financial statements). The issuance of the Series A Preferred Stock also carries certain restrictions with regards to the Company's declaration and payment of cash dividends on common stock and the redemption, purchase or acquisition any shares of Common Stock or other capital stock or other equity securities of any kind of the Company, or any junior subordinate debt (trust preferred securities) issued by the Company or any affiliate of the Company.

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

        VIST Bank has one wholly-owned subsidiary as of December 31, 2009; VIST Mortgage Holdings, LLC.

        VIST Mortgage Holdings, LLC, a Pennsylvania limited liability company, provides mortgage brokerage services, including, without limitation, any activity in which a mortgage broker may engage. It is operated as a permissible "affiliated business arrangement" within the meaning of the Real Estate Settlement Procedures Act of 1974. VIST Mortgage Holdings, LLC is currently inactive.

Commercial and Retail Banking

        VIST Bank provides services to its customers through seventeen full service financial centers, which operate under VIST Bank's name in Leesport, Blandon, Bern Township, Wyomissing, Breezy Corner, Hamburg, Birdsboro, Northeast Reading, Exeter Township, and Sinking Spring all of which are in Berks County, Pennsylvania. VIST Bank also operates a financial center in Schuylkill Haven, which is located in Schuylkill County, Pennsylvania. VIST Bank also operates financial centers in Blue Bell, Conshohocken, Oaks and Centre Square all of which are in Montgomery County, Pennsylvania. The Bank also operates a financial center in Fox Chase (northeast Philadelphia) in Philadelphia County,

Pennsylvania and Strafford in Delaware County, Pennsylvania. The Bank also operates a limited service facility in Wernersville and Flying Hills, both in Berks County, Pennsylvania. All full service financial centers provide automated teller machine services. Each financial center, except the Wernersville, Exeter and Breezy Corner locations, provides drive-in facilities.

        VIST Bank engages in full service commercial and consumer banking business, including such services as accepting deposits in the form of time, demand and savings accounts. Such time deposits include certificates of deposit, individual retirement accounts and Roth IRAs. The Bank's savings accounts include money market accounts, health savings accounts, club accounts, NOW accounts and traditional regular savings accounts. In addition to accepting deposits, the Bank makes both secured and unsecured commercial and consumer loans, finances commercial transactions, provides equipment lease and accounts receivable financing and makes construction and mortgage loans, including home equity loans. The Bank does not engage in sub-prime lending. The Bank also provides small business loans and other services including rents for safe deposit facilities.

        At December 31, 2009, the Company and VIST Bank had the equivalent of 283 and 184 full-time employees, respectively.

Mortgage Banking

        VIST Bank provides mortgage banking services to its customers through VIST Mortgage. VIST Mortgage operates offices in Reading, Schuylkill Haven and Blue Bell, which are located in Berks County, Pennsylvania, Schuylkill County, Pennsylvania and Montgomery County, Pennsylvania, respectively. VIST Mortgage had 12 full-time employees at December 31, 2009.

Insurance

        VIST Insurance, LLC ("VIST Insurance"), a full service insurance agency, offers a full line of personal and commercial property and casualty insurance as well as group insurance for businesses, employee and group benefit plans, and life insurance. VIST Insurance is headquartered in Wyomissing, Pennsylvania with sales offices at 1240 Broadcasting Road, Wyomissing, Pennsylvania, Pennsylvania; 460 Norristown Road, Blue Bell, Pennsylvania; and 55 Sunnybrook Road, Pottstown, Pennsylvania. VIST Insurance had 64 full-time employees at December 31, 2009.

Wealth Management

        VIST Capital Management LLC, ("VIST Capital"), a full service investment advisory and brokerage services company, offers a full line of products and services for individual financial planning, retirement and estate planning, investments, corporate and small business pension and retirement planning. VIST Capital is headquartered at 1240 Broadcasting Road, Wyomissing, Pennsylvania and had 6 full-time employees at December 31, 2009.

Equity Investments

        Health Savings Accounts—In July 2005, the Company purchased a 25% equity position in First HSA, LLC a national health savings account ("HSA") administrator. The investment formalized a relationship that existed since 2001. This relationship has allowed the Company to be a custodian for HSA customers throughout the country. At December 31, 2009, the Company has more than 34,145 accounts with approximately $72.4 million in deposits.

Junior Subordinated Debt

        The Company owns First Leesport Capital Trust I (the "Trust"), a Delaware statutory business trust formed on March 9, 2000, in which the Company owns all of the common equity. The Trust has outstanding $5 million of 10.875% fixed rate mandatory redeemable capital securities. These securities must be redeemed in March 2030, but may be redeemed on or after March 9, 2010. In October, 2002 the Company entered into an interest rate swap agreement that effectively converts the securities to a floating interest rate of six month LIBOR plus 5.25%. In June, 2003 the Company purchased a six month LIBOR cap to create protection against rising interest rates for the interest rate swap.

        On September 26, 2002, the Company established Leesport Capital Trust II, a Delaware statutory business trust, in which the Company owns all of the common equity. Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45%. These securities must be redeemed in September 2032, but may be redeemed on or after November 7, 2007. The Company opted not to redeem these capital securities in 2009 due to unfavorable economic conditions and interest rates. The Company will continue to evaluate the feasibility of redeeming these capital securities. In September 2008, the Company entered into an interest rate swap agreement that effectively converts the $10 million of adjustable-rate capital securities to a fixed interest rate of 7.25%.

        On June 26, 2003, Madison established Madison Statutory Trust I, a Connecticut statutory business trust. Pursuant to the purchase of Madison on October 1, 2004, the Company assumed Madison Statutory Trust I in which the Company owns all of the common equity. Madison Statutory Trust I issued $5 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10%. These securities must be redeemed in June 2033. The Company has opted not to redeem these capital securities in 2008 due to unfavorable economic conditions and interest rates. The Company will continue to evaluate the feasibility of redeeming these capital securities. In September 2008, the Company entered into an interest rate swap agreement that effectively converts the $5 million of adjustable-rate capital securities to a fixed interest rate of 6.90%.

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

Regulatory Restrictions on Dividends

        Dividend payments made by VIST Bank to the Company are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the FDIC. Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, retained earnings). The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends if they are not classified as well capitalized or adequately capitalized. Under these policies and subject to the restrictions applicable to the Bank, the Bank had approximately $6.6 million available for payment of dividends to the Company at December 31, 2009, without prior regulatory approval.

        Dividends payable by the Company are subject to guidance published by the Board of Governors of the Federal Reserve System. Consistent with the Federal Reserve guidance, companies are urged to strongly consider eliminating, deferring or significantly reducing dividends if (i) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividend, (ii) the prospective rate of earnings retention is not consistent with the bank holding company's capital needs and overall current and prospective financial condition, or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy rations. As a result of this guidance, management intends to consult with the Federal Reserve Bank of Philadelphia, and provide the Reserve Bank with information on the Company's then current and prospective earnings and capital position, on a quarterly basis in advance of declaring any cash dividends for the foreseeable future.

FDIC Insurance Assessments

        The FDIC maintains the Deposit Insurance Fund ("DIF") by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon a variety of factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC recently increased the amount of deposits it insures from $100,000 to $250,000. This increase is temporary and will continue through December 31, 2013. The Bank pays an insurance premium into the DIF based on the quarterly average daily deposit liabilities net of certain exclusions. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Subsequently, the rate for each institution within a risk category may be adjusted depending upon different factors that either enhance or reduce the risk the institution poses to the DIF, including the unsecured debt, secured liabilities and brokered deposits related to each institution. Finally, certain risk multipliers may be applied to the adjusted assessment. In 2009, the FDIC increased the amount assessed from financial institutions by increasing its risk-based deposit insurance assessment scale. The quarterly annualized assessment scale for 2009 ranged from twelve basis points of assessable deposits for the strongest institutions to 77.5 basis points for the weakest. In 2009, the FDIC also adopted a uniform special assessment rate for all institutions not to exceed 10 basis points on the individual bank's assessment base. The total amount expensed by the Bank for FDIC insurance for the year ended December 31, 2009 under these provisions was $2.2 million.

        On November 12, 2009, the FDIC approved a rule to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. An insured institution's risk-based deposit insurance assessments will continue to be calculated on a quarterly basis, but will be paid from the amount the institution prepaid until the later of the date that amount is exhausted or June 30, 2013, at which point any remaining funds would be returned to the insured institution. Consequently, the Company's prepayment of DIF premiums made in December 2009 resulted in a prepaid asset of $5.7 million.

Federal Home Loan Bank System

        The Bank is a member of the Federal Home Loan Bank of Pittsburgh (the "FHLB"), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At December 31, 2009, the Bank had no short-term FHLB advances outstanding and $20.0 million in longer-term FHLB advances outstanding (see note 12 of the consolidated financial statements).

        As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB. At December 31, 2009, the Bank had $5.7 million in stock of the FHLB which was in compliance with this requirement.

Emergency Economic Stabilization Act of 2008 and Related Programs

        The Emergency Economic Stabilization Act of 2008 ("EESA") was enacted to enable the federal government, under terms and conditions developed primarily by the Secretary of the United States Department of Treasury, to restore liquidity and stabilize the U.S. economy, including through implementation of the Troubled Asset Relief Program ("TARP"). Under the TARP, Treasury authorized a voluntary Capital Purchase Program to purchase up to $250 billion of senior preferred shares of qualifying financial institutions that elected to participate by November 14, 2008. As previously disclosed, on December 19, 2008, the Company issued to Treasury, 25,000 shares of Series A Preferred Stock and a warrant to purchase 364,078 shares of the Company's common stock for an aggregate purchase price of $25.0 million under the TARP Capital Purchase Program (see note 18 to notes to consolidated financial statements). Companies participating in the TARP Capital Purchase Program were required to adopt certain standards relating to executive compensation. The terms of the TARP Capital Purchase Program also limit certain uses of capital by the issuer, including with respect to repurchases of securities and increases in dividends.

        The American Recovery and Reinvestment Act of 2009 ("ARRA") was intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch. The bill includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure. The new law also includes certain noneconomic recovery related items, including a limitation on executive compensation in federally aided financial institutions, including institutions, such as the Company, that had previously received an investment by Treasury under the TARP Capital Purchase Program. Under ARRA, an institution that either will receive funds or which had previously received funds under TARP, will be subject to certain restrictions and standards throughout the period in which any obligation arising under TARP remains outstanding (except for the time during which the federal government holds only warrants to purchase common stock of the issuer). The following summarizes the significant requirements of ARRA, which are to be included in standards to be established by Treasury:

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

        In November 2008, the FDIC created the Temporary Liquidity Guaranty Program to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies via its Debt Guaranty Program, and by providing full coverage of noninterest bearing deposit transaction accounts and capped NOW accounts, regardless of dollar amount via its Temporary Account Guaranty Program. As of October 31, 2009, banks were no longer eligible to issue additional debt under the Temporary Liquidity Guaranty Program. The Company did not issue any debt under the Temporary Liquidity Guaranty Program, but continues to participate in the Transaction Account Guaranty Program.

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

        Congress is currently debating major legislation that may fundamentally change the regulatory oversight of banking institutions in the United States. Whether any legislation will be enacted or additional regulations will be adopted, and how they might impact the Company cannot be determined at this time.

        VIST Insurance and VIST Capital are subject to additional regulatory requirements. VIST Insurance is subject to Pennsylvania insurance laws and the regulations of the Pennsylvania Department of Insurance. The securities brokerage activities of VIST Capital are subject to regulation by the SEC and the FINRA/SIPC, and VIST Capital is a registered investment advisor subject to regulation by the SEC.

Item 1A.    Risk Factors

Difficult market conditions and economic trends have adversely affected our industry and our business.

        We are particularly affected by downturns in the U. S. housing market. Dramatic declines in the housing market over the past year, with decreasing home prices and increasing delinquencies and foreclosures, may have a negative impact on the credit performance of mortgage, consumer, commercial and construction loan portfolios resulting in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment may negatively impact the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Financial institutions have experienced decreased access to deposits or borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. We do not expect that the difficult market conditions will improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the industry. In particular, we may face the following risks in connection with these events:

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

        If a decline in market value of a security is determined to be other than temporary, under generally accepted accounting principles, we are required to write these securities down to their estimated fair value. As of December 31, 2009, we owned single issuer and pooled trust preferred securities and private label collateralized mortgage obligations whose aggregate historical cost basis is greater than their estimated fair value (see note 7 of the consolidated financial statements). We have reviewed these securities and, with the exception of those securities which we identified as other-than-temporarily impaired, we have determined that the decreases in estimated fair value are temporary. We perform an ongoing analysis of these securities utilizing both readily available market data and third party analytical models. Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, we will write them down through a charge to earnings to their then current fair value.

        The Company's banking subsidiary, VIST Bank, is a member of the FHLB and is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB. At December 31, 2009, the Bank had $5.7 million in stock of the FHLB which was in compliance with this requirement. These equity securities are "restricted" in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment write-downs have been recorded on these securities during 2009, 2008, or 2007.

        The FHLB announced in December 2008 that it voluntarily suspended the payment of dividends and the repurchase of excess capital stock from member banks. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of maintaining liquidity and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase excess capital stock. The FHLB last paid a dividend in the third quarter of 2008. Accounting guidance indicates that an investor in FHLB capital stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that should reflect the investor's view of the FHLB's long-term performance, which includes factors such as its operating performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes on FHLB, and accordingly, on the members of FHLB and its liquidity and funding position. After evaluating all of these considerations, the Company believes the par value of its shares will be recovered. Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

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

Recently enacted legislation, legislation enacted in the future, and government programs could subject us to increased regulation and may adversely affect us.

        The Emergency Economic Stabilization Act of 2008 ("EESA") provided the U.S. Treasury authority to, among other things, invest in financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to this authority, the U.S. Treasury announced its Capital Purchase Program (the "CPP"), under which it purchased preferred stock and warrants in eligible institutions, including the Company, to increase the flow of credit to businesses and consumers and to support the economy. In accordance with the terms of the CPP, the Company issued to the U.S. Treasury 25,000 shares of Series A Preferred Stock and a stock purchase warrant to purchase 364,078 shares of the Company's common stock at $10.30 per share, for an aggregate purchase price of $25 million.

        Participation in the CPP subjects the Company to increased oversight by the U.S. Treasury, regulators and Congress. On February 17, 2009, EESA was amended by the American Recovery and Reinvestment Act of 2009 ("ARRA"). EESA, the ARRA and the rules issued under these acts contain executive compensation restrictions and corporate governance standards that apply to all CPP participants, including the Company. For example, participation in the CPP imposes restrictions on the Company's ability to pay cash dividends on or repurchase the Company's common stock. With regard to increased oversight, Treasury has the power to unilaterally amend the terms of the CPP purchase agreement to the extent required to comply with changes in applicable federal law and to inspect the Company's corporate books and records through its federal banking regulator. In addition, Treasury has the right to appoint two persons to the Company's board of directors if the Company misses dividend payments for six dividend periods, whether or not consecutive, on the preferred stock. EESA, the ARRA and the related rules subject the Company to substantial restrictions on executive compensation that could adversely affect the Company's ability to attract, motivate, and retain key executives and other key personnel. The ultimate impact that EESA, the ARRA and their implementing regulations, or any other legislation or governmental program, will have on the financial markets is unknown at this time. The failure of the financial markets to stabilize and a continuation or worsening of current financial market conditions could materially and adversely affect the Company's business, results of operations, financial condition, access to funding and the trading price of the Company's common stock.

The Company may be required to pay significantly higher FDIC premiums or special assessments that could adversely affect earnings.

        Recent bank failures have severely depleted the FDIC's deposit insurance fund. In response, the FDIC adopted a final rule effective April 1, 2009, which differentiates for risk in calculating assessment rates. The FDIC levied a special assessment on all insured institutions payable June 30, 2009 to replenish the fund and, at December 30, 2009, required insured institutions to pay 2010-2012 insurance premiums in advance. Any additional special assessments or premium increases could adversely affect the Company's earnings.

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

        The market for financial services, including banking services and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, internet-based banking and tele-banking. Our ability to compete successfully in our markets may depend on the extent to which we are able to exploit such technological changes. However, we can provide no assurance that we will be able to properly or timely anticipate or implement such technologies or properly train our staff to use such technologies. Any failure to adapt to new technologies could adversely affect our business, financial condition or operating results.

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

        Dividends payable by the Company are subject to guidance published by the Board of Governors of the Federal Reserve System. Consistent with the Federal Reserve guidance, companies are urged to strongly consider eliminating, deferring or significantly reducing dividends if (i) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividend, (ii) the prospective rate of earnings retention is not consistent with the bank holding company's capital needs and overall current and prospective financial condition, or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy rations. As a result of this guidance, management intends to consult with the Federal Reserve Bank of Philadelphia, and provide the Reserve Bank with information on the Company's then current and prospective earnings and capital position, on a quarterly basis in advance of declaring any cash dividends for the foreseeable future.

        In addition, under the terms of the TARP CPP, the Company cannot increase its common stock dividend from the last quarterly dividend per share declared on its common stock prior to October 14, 2008 ($0.10) without the consent of Treasury while the Series A Preferred Stock remains outstanding.

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

We plan to continue to grow and there are risks associated with continued growth.

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

        At December 31, 2009, our lending limit per borrower was approximately $15.2 million, or approximately 12% of our capital. Accordingly, the size of loans that we can offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and to our customers.

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

        The market price for our common stock has fluctuated, ranging between $5.00 and $9.40 per share during the 12 months ended December 31, 2009. The overall market and the price of our common stock may continue to be volatile. There may be a significant impact on the market price for our common stock due to, among other things, developments in our business, variations in our anticipated or actual operating results, changes in investors' or analysts' perceptions of the risks and conditions of our business and the size of the public float of our common stock. The average daily trading volume for our common stock as reported on NASDAQ was 5,906 shares during the twelve months ended December 31, 2009, with daily volume ranging from a low of zero shares to a high of 109,794 shares. There can be no assurance that a more active or consistent trading market in our common stock will develop. As a result, relatively small trades could have a significant impact on the price of our common stock.

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

Property Location	Leased or Owned
Corporate Office 1240 Broadcasting Road Wyomissing, Pennsylvania	Leased
Operations Center 1044 MacArthur Road Reading, Pennsylvania	Leased
North Pointe Financial Center 241 South Centre Avenue Leesport, Pennsylvania	Leased
Northeast Reading Financial Center 1210 Rockland Street Reading, Pennsylvania	Leased
Hamburg Financial Center 801 South Fourth Street Hamburg, Pennsylvania	Leased
Bern Township Financial Center 909 West Leesport Road Leesport, Pennsylvania	Leased

Property Location	Leased or Owned
Wernersville Financial Center 1 Reading Drive Wernersville, Pennsylvania	Leased
Breezy Corner Financial Center 3401-3 Pricetown Road Fleetwood, Pennsylvania	Leased
Blandon Financial Center 100 Plaza Drive Blandon, Pennsylvania	Leased
Wyomissing Financial Center 1199 Berkshire Boulevard Wyomissing, Pennsylvania	Leased
Schuylkill Haven Financial Center 237 Route 61 South Schuylkill Haven, Pennsylvania	Leased
Birdsboro Financial Center 350 West Main Street Birdsboro, Pennsylvania	Leased
Exeter Financial Center 4361 Perkiomen Avenue Reading, Pennsylvania	Leased
Sinking Spring Financial Center 4708 Penn Ave Sinking Spring, Pennsylvania	Leased
Heritage Financial Center 200 Tranquility Lane Reading, Pennsylvania	Leased
Blue Bell Financial Center The Madison Bank Building 1767 Sentry Parkway West Blue Bell, Pennsylvania	Leased
Centre Square Financial Center 1380 Skippack Pike Blue Bell, Pennsylvania	Leased
Conshohocken Financial Center Plymouth Corporate Center Suite 600 625 Ridge Pike Conshohocken, Pennsylvania	Leased
Fox Chase Financial Center 8000 Verree Road Philadelphia, Pennsylvania	Owned
Oaks Financial Center 1232 Egypt Road Oaks, Pennsylvania	Leased

Property Location	Leased or Owned
Strafford Financial Center 600 West Lancaster Avenue Strafford, Pennsylvania	Leased
VIST Insurance Suite 103 460 Norristown Road Blue Bell, Pennsylvania	Leased
VIST Insurance 55 Sunnybrook Lane Pottstown, Pennsylvania	Leased
VIST Bank (Mortgage Banking Office) 2213 Quarry Drive West Lawn, Pennsylvania	Leased

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

Item 4.    [Removed and Reserved]

Item 4A.    Executive Officers of the Registrant

        Certain information, as of December 31, 2009, including principal occupation during the past five years, relating to each executive officer of the Company is as follows:

Name, Address, and Position Held with the Company	Age	Position Held Since	Principal Occupation for Past 5 Years
ROBERT D. DAVIS Chester Springs, Pennsylvania President and Chief Executive Officer	62	2005	President and Chief Executive Officer of the Company and the Bank since September 2005; Chairman of VIST Insurance, LLC; Chairman of VIST Capital Management, LLC; prior thereto, President and Chief Executive Officer and Director of Republic First Bank since 1999.

Name, Address, and Position Held with the Company	Age	Position Held Since	Principal Occupation for Past 5 Years
EDWARD C. BARRETT Wyomissing, Pennsylvania Executive Vice President and Chief Financial Officer	61	2002	Executive Vice President since October 2003 and Chief Financial Officer of the Company since September 2004; prior thereto, Chief Administrative Officer since July 2002.
LOUIS J. DECESARE, JR. Doylestown, Pennsylvania Executive Vice President and Chief Lending Officer of VIST Bank	50	2008
			Executive Vice President and Chief Lending Officer of VIST Bank since September 2008. Prior thereto, President of Republic First Bank since January 2007. Prior thereto, Chief Lending Officer of Republic First Bank since January 2005.
NEENA M. MILLER Reading, Pennsylvania Executive Vice President and Chief Credit Officer of VIST Bank	45	2008
			Executive Vice President and Chief Credit Officer of VIST Bank since 2008: prior thereto, Executive Vice President and Chief Credit Officer of Republic First Bank since 2005; prior thereto, Senior Credit Officer of Republic First Bank since 2004.
CHRISTINA S. McDONALD Oreland, Pennsylvania Executive Vice President and Chief Retail Banking Officer of VIST Bank	44	2004	Executive Vice President and Chief Retail Banking Officer of VIST Bank since 2002.
CHARLES J. HOPKINS Sinking Spring, Pennsylvania Senior Vice President of VIST Financial Corp.	59	1998	Vice Chair of VIST Insurance, LLC since January 2008; prior thereto, President and CEO of VIST Insurance, LLC since 1992.
TERRY F. FAVILLA Lititz, Pennsylvania Senior Vice President and Treasurer	48	2006
			Senior Vice President and Treasurer of the Company since June 2006; prior thereto, Vice President and Corporate Controller of the Company since June 2004; prior thereto, Vice President and Asset/Liability Management Controller of Susquehanna Bancshares, Inc. since August 1996.
JENETTE L. ECK Centerport, Pennsylvania Senior Vice President and Corporate Secretary	47	1998	Senior Vice President and Secretary of the Company since 2001.
MICHAEL C. HERR Wyomissing, Pennsylvania Chief Operating Officer	44	2009	Chief Operating Officer of VIST Insurance, LLC since 2009; prior thereto, Senior Vice President of VIST Insurance, LLC since 2004.

PART II

Item 5.    Market For Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Performance Graph

        Set forth below is a graph and table comparing the yearly percentage change in the cumulative total shareholder return on the Company's common stock against the cumulative total return on the NASDAQ-Total US Index, and the SNL Mid-Atlantic Bank Index for the five-year period commencing December 31, 2004, and ending December 31, 2009.

        Cumulative total return on the Company's common stock, the NASDAQ Combination Bank Index, and the SNL Mid-Atlantic Bank Index equals the total increase in value since December 31, 2004, assuming reinvestment of all dividends. The graph and table were prepared assuming that $100 was invested on December 31, 2004, in Company common stock, the NASDAQ-Total US Index, and the SNL Mid-Atlantic Bank Index.

VIST Financial Corp.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
VIST Financial Corp.	100.00	98.53	106.30	86.67	38.84	27.49
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Mid-Atlantic Bank	100.00	101.77	122.14	92.37	50.88	53.56

        As of December 31, 2009, there were 892 record holders of the Company's common stock. The market price of the Company's common stock for each quarter in 2009 and 2008 and the dividends declared on the Company's common stock for each quarter in 2009 and 2008 are set forth below.

Market Price of Common Stock

        The Company's common stock is traded on the NASDAQ Global Select Market under the symbol "VIST." The following table sets forth, for the fiscal quarters indicated, the high and low bid and asked price per share of the Company's common stock, as reported on the NASDAQ Global Select Market:

	Bid		Asked
	High	Low	High	Low
2009
First Quarter	$9.40	$5.00	$10.70	$5.50
Second Quarter	8.45	6.10	9.50	6.43
Third Quarter	7.86	5.00	8.25	5.69
Fourth Quarter	6.24	5.00	7.37	5.11
2008
First Quarter	$18.47	$14.50	$21.00	$15.31
Second Quarter	17.65	11.00	18.00	14.23
Third Quarter	14.61	5.40	17.00	10.31
Fourth Quarter	11.90	7.48	20.00	7.51

Series A Preferred Stock and Common Stock Dividends

        On December 19, 2008, the Company issued to the Treasury 25,000 shares of Series A Preferred Stock which pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. Under ARRA, the Series A Preferred Stock may be redeemed at any time following consultation by the Company's primary bank regulator and Treasury in 25% increments.

        Prior to the earlier of the third anniversary date of the issuance of the Series A Preferred Stock (December 19, 2011) or the date on which the Series A Preferred Stock has been redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties which are not affiliates of the Treasury, the Company cannot increase its common stock dividend from the last quarterly cash dividend per share ($0.10) declared on the common stock prior to October 14, 2008 without the consent of the Treasury,

        Cash dividends on the Company's common stock have historically been payable on the 15th of January, April, July, and October. In 2008, cash dividends were paid in the months of January, April, July and November. In 2009, cash dividends were paid in the months of February, May, August and November. In 2009, cumulative cash dividends on the Series A Preferred Stock and cash dividends on common stock are payable on the 15th of February, May, August, and November.

	Dividends Declared (Per Share)
	2009	2008
First Quarter	$0.100	$0.200
Second Quarter	0.100	0.200
Third Quarter	0.050	—
Fourth Quarter	0.050	0.100

        The Company can derive a portion of its income from dividends paid to it by the Bank. For a description of certain regulatory restrictions on the payment of dividends by the Bank to the Company and by the Company, see "Business—Regulatory Restrictions on Dividends."

        Stock Repurchase Plan.    On July 17, 2007, the Company announced that it has increased the number of shares remaining for repurchase under its stock repurchase plan, originally effective January 1, 2003, and extended May 20, 2004, to 150,000 shares. During 2009, the Company did not repurchase any of its outstanding shares of common stock. At December 31, 2009, the maximum number of shares that may yet be purchased under the plan remained at 115,000.

        The following table sets forth certain information relating to shares of the Company's common stock repurchased by the company during the fourth quarter of 2009.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
(October 1 - October 31, 2009)	—	$—	—	115,000
(November 1 - November 30, 2009)	—	—	—	115,000
(December 1 - December 31, 2009)	—	—	—	115,000

Total	—	$—	—	115,000

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands except per share data)
Selected Financial Data:
Total assets	$1,308,719	$1,226,070	$1,124,951	$1,041,632	$965,752
Securities available for sale	268,030	226,665	186,481	159,603	176,418
Securities held to maturity	3,035	3,060	3,078	3,117	6,173
Federal Home Loan Bank stock	5,715	5,715	5,562	4,577	6,123
Loans, net of unearned income	910,964	886,305	820,998	764,783	654,244
Allowance for loan losses	11,449	8,124	7,264	7,611	7,619
Deposits	1,020,898	850,600	712,645	702,839	659,730
Securities sold under agreements to repurchase	115,196	120,086	110,881	90,987	69,455
Federal funds purchased	—	53,424	118,210	82,105	66,230
Long-term debt	20,000	50,000	45,000	19,500	43,000
Junior subordinated debt	19,658	18,260	20,232	20,150	20,150
Shareholders' equity	125,428	123,629	106,592	102,130	94,756
Book value per share	17.22	17.30	18.84	18.06	16.98
Selected Operating Data:
Interest income	$62,740	$65,838	$68,076	$61,377	$50,475
Interest expense	27,318	30,637	34,835	29,521	20,319

Net interest income before provision for loan losses	35,422	35,201	33,241	31,856	30,156
Provision for loan losses	8,572	4,835	998	1,084	1,460

Net interest income after provision for loan losses	26,850	30,366	32,243	30,772	28,696
Other income	19,555	19,209	20,171	20,943	23,672
Net realized gains (losses) on sales of securities	344	(7,230)	(2,324)	515	371
Net credit impairment losses	(2,468)	—	—	—	—
Other expense	45,703	43,638	40,874	40,238	41,281

Income (loss) before income taxes	(1,422)	(1,293)	9,216	11,992	11,458
Income taxes (benefit)	(2,029)	(1,858)	1,746	2,839	2,727

Net income	607	565	7,470	9,153	8,731
Preferred stock dividends and discount accretion	(1,649)	—	—	—	—

Net (loss) income available to common shareholders	$(1,042)	$565	$7,470	$9,153	$8,731

Earnings (loss) per common share—basic	$(0.18)	$0.10	$1.32	$1.63	$1.57
Earnings (loss) per common share—diluted	$(0.18)	$0.10	$1.31	$1.62	$1.55
Cash dividends per share	$0.30	$0.50	$0.77	$0.70	$0.63
Return on average assets	0.05%	0.05%	0.70%	0.92%	0.95%
Return on average shareholders' equity	0.51%	0.54%	7.15%	9.38%	9.36%
Dividend payout ratio	506.10%	503.89%	58.53%	42.74%	40.45%
Average equity to average assets	9.38%	8.95%	9.78%	9.82%	10.16%

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Company is a financial services company. As of December 31, 2009, VIST Bank, VIST Insurance, LLC, and VIST Capital Management, LLC were wholly-owned subsidiaries of the Company. As of December 31, 2009, VIST Mortgage Holdings, LLC was a wholly-owned, non-bank subsidiary of VIST Bank.

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

        On September 1, 2008, the Company paid cash of $1.8 million for Fisher Benefits Consulting, an insurance agency specializing in Group Employee Benefits, located in Pottstown, Pennsylvania. Fisher Benefits Consulting has become a part VIST Insurance. As a result of the acquisition, VIST Insurance continues to expand its retail and commercial insurance presence in southeastern Pennsylvania counties. The results of Fisher Benefits Consulting operations have been included in the Company's consolidated financial statements since September 2, 2008.

        Included in the $1.8 million purchase price for Fisher Benefits Consulting was goodwill of $0.2 million and identifiable intangible assets of $1.6 million. Contingent payments totaling $750,000, or $250,000 for each of the first three years following the acquisition, will be paid if certain predetermined revenue target ranges are met. These payments are expected to be added to goodwill when paid. The contingent payments could be higher or lower depending upon whether actual revenue earned in each of the three years following the acquisition is less than or exceeds the predetermined revenue goals. Contingent payments totaling $250,000 were paid in 2009.

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

        The allowance for loan losses has been established based on certain impaired loans where it is recognized that the cash flows are discounted or where the fair value of the collateral is lower than the carrying value of the loan. The Company has also established an allowance on classified loans which are not impaired but are included in categories such as "doubtful", "substandard" and "special mention". Though being classified to one of these categories does not necessarily mean that the loan is impaired, it does indicate that the loan has identified weaknesses that increase its credit risk of loss. The Company has also established a general allowance on non-classified and non-impaired loans to recognize the probable losses that are associated with lending in general, though not due to a specific problem loan.

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

Stock-Based Compensation

        Prior to 2006, the Company accounted for stock-based compensation in accordance with Accounting Principals Board Opinion ("APB") No. 25, as permitted by FASB ASC 718. Under APB No. 25, no compensation expense was recognized in the statement of operations related to any option granted under the Company's stock option plans.

        FASB Accounting Standards Codification ("ASC") 718, "Share-Based Payment" addresses the accounting for share-based payment transactions subsequent to 2006 in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. FASB ASC 718 requires an entity to recognize the grant-date fair-value of stock options and its other equity-based compensation issued to the employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25. "Accounting for Stock Issued to Employees," which was permitted under FASB ASC 718, as originally issued.

        Effective January 1, 2006, the Company adopted FASB ASC 718 using the modified prospective method. Using the modified prospective method, the Company's total stock-based compensation expense, net of related tax effects, was $130,000 for the year ending December 31, 2009. Any additional impact that the adoption of this statement will have on our results of operations will be determined by share-based payments granted in future periods.

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

        During 2002, the Company entered into an interest rate swap to convert its fixed rate trust preferred securities to floating rate debt. Both the interest rate swap and the related debt are recorded on the balance sheet at fair value through adjustments to other income in the consolidated results of operations (see Note 19 of the consolidated financial statements).

        During 2003, the Company also entered into an interest rate cap agreement to limit its exposure to the variable rate interest achieved through the interest rate swap. The interest rate cap was not designated as a cash flow hedge and thus, it is carried on the balance sheet in other assets at fair value through adjustments to other income in the consolidated results of operations (see Note 19 of the consolidated financial statements).

        During 2008, the Company entered into two interest rate swaps to manage its exposure to interest rate risk. The interest rate swap transactions involved the exchange of the Company's floating rate interest rate payment on its $15 million in floating rate junior subordinated debt for a fixed rate interest payment without the exchange of the underlying principal amount. Notional principal amounts are often used to express the magnitude of these transactions, but the amounts due or payable are much smaller. These interest rate swaps are recorded on the balance sheet at fair value through adjustments to other income in the consolidated results of operations (see Note 19 of the consolidated financial statements).

Goodwill and Other Intangible Assets

        The Company has goodwill and other intangible assets of $44.2 million at December 31, 2009 related to the acquisition of its banking, insurance and wealth management companies. The Company utilizes a third party valuation service to perform its annual goodwill impairment test in the fourth quarter of each calendar year. A fair value is determined for the banking and financial services, insurance services and investment services reporting units. If the fair value of the reporting business unit exceeds the book value, no write down of goodwill is necessary (a Step One evaluation). If the fair value is less than the book value, an additional test (a Step Two evaluation) is necessary to assess goodwill for potential impairment. As a result of the goodwill impairment valuation analysis, the Company determined that no goodwill impairment write-off for any of its reporting units was necessary during 2009, 2008 and 2007, however a Step Two goodwill impairment evaluation test was required for the banking and financial services reporting unit.

        Reporting unit valuation is inherently subjective, with a number of factors based on assumption and management judgments. Among these are future growth rates, discount rates and earnings capitalization rates. Changes in assumptions and results due to economic conditions, industry factors and reporting business unit performance could result in different assessments of the fair value and could result in impairment charges in the future.

Framework for Interim Impairment Analysis

        The Company utilizes the following framework from FASB ASC 350 "Intangibles-Goodwill & Other" ("ASC 350") to evaluate whether an interim goodwill impairment test is required, given the occurrence of events or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

  •
  a significant adverse change in legal factors or in the business climate;

  •
  an adverse action or assessment by a regulator;

  •
  unanticipated competition;

  •
  a loss of key personnel;

  •
  a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of;

  •
  the testing for recoverability under FASB ASC 860, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions," of a significant asset group within a reporting unit; and

  •
  recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

        When applying the framework above, management additionally considers that a decline in the Company's market capitalization could reflect an event or change in circumstances that would more likely than not reduce the fair value of reporting business unit below its carrying value. However, in considering potential impairment of our goodwill, management does not consider the fact that our market capitalization is less than the carrying value of our Company to be determinative that impairment exists. This is because there are factors, such as our small size and small market capitalization, which do not take into account important factors in evaluating the value of our Company and each reporting business unit, such as the benefits of control or synergies. Consequently, management's annual process for evaluating potential impairment of our goodwill (and evaluating subsequent interim period indicators of impairment) involves a detailed level analysis and incorporates a more granular view of each reporting business unit than aggregate market capitalization, as well as significant valuation inputs.

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

        ASC Topic 820 "Fair Value Measurements and Disclosures" defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell or transfer the asset or transfer the liability occurs in the principal market for the asset or liability, or in the absence of a principal market, the most advantageous market for the asset or liability. ASC Topic 820 further defines market participants as buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

        ASC Topic 820 establishes a fair value hierarchy to prioritize the inputs used in valuation techniques:

  1.
  Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

  2.
  Level 2 inputs are inputs other than quoted prices included in level 1 that are observable for the asset or liability through corroboration with observable market data

  3.
  Level 3 inputs are unobservable inputs, such as a company's own data

        The Company will continue to monitor the interim indicators noted in ASC 350 to evaluate whether an interim goodwill impairment test is required, given the occurrence of events or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, absent those events, the Company will perform its annual goodwill impairment evaluation during the fourth quarter of 2010.

Consideration of Market Capitalization in Light of the Results of Our Annual and Interim Goodwill Assessments

        The Company's stock price, like the stock prices of many other financial services companies, is trading below both book value as well as tangible book value. We believe that the Company's current market value does not represent the fair value of the Company when taken as a whole and in consideration of other relevant factors. Because the Company is viewed by investors predominantly as a community bank, we believe our market capitalization is based on net tangible book value, reduced by nonperforming assets in excess of the allowance for loan and lease losses. We believe that the market place ascribes effectively no value to the Company's fee-based reporting units, the assets of which are composed principally of goodwill and intangibles. Management believes that as a stand-alone business each of these reporting units has value which is not being incorporated in the market's valuation of

VIST reflected in its share price. Management also believes that if these reporting units were carved out of the Company and sold, they would command a sales price reflective of their current performance. Management further believes that if these reporting units were sold, the results of the sale would increase both the tangible book value (resulting from, among other things, the reduction in associated goodwill) and therefore market capitalization, given the market's current valuation approach described above.

        In summary, management believes that its goodwill in its reporting units is not impaired as of December 31, 2009.

Investment Securities Impairment Evaluation

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

  •
  Adverse condition specific to a particular investment

  •
  Rating agency activities (e.g., downgrade)

  •
  Financial condition of an issuer

  •
  Dividend activities

  •
  Suspension of trading

  •
  Management intent

  •
  Changes in tax laws or other policies

  •
  Subsequent market value changes

  •
  Economic or industry forecasts

        Other-than-temporary impairment means management believes the security's impairment is due to factors that could include its inability to pay interest or dividends, its potential for default, and/or other factors. When a held to maturity or available for sale debt security is assessed for other-than-temporary impairment, management has to first consider (a) whether the Company intends to sell the security, and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an other-than-temporary impairment loss is recognized in the statement of operations equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an other-than-temporary impairment loss has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors. In assessing the level of other-than-temporary impairment attributable to credit loss, management compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total other-than-temporary impairment related to credit loss is recognized in earnings (as the difference between the fair value and the present value of the estimated cash flows), while the amount related to other factors is recognized in other comprehensive income. The total other-than-temporary impairment loss is presented in the statement of operations, less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

        If a decline in market value of a security is determined to be other than temporary, under generally accepted accounting principles, we are required to write these securities down to their estimated fair value. As of December 31, 2009, we owned single issuer and pooled trust preferred securities of other financial institutions, private label collateralized mortgage obligations and equity securities whose aggregate historical cost basis is greater than their estimated fair value (see note 7 of the consolidated financial statements). We reviewed all investment securities and have identified those securities that are other-than-temporarily impaired. The losses associated with these other-than-temporarily impaired securities have been bifurcated into the portion of non-credit impairment losses recognized in other comprehensive loss and into the portion of credit impairment losses recorded in earnings (see Note 3 of the consolidated financial statements). We perform an ongoing analysis of all investment securities utilizing both readily available market data and third party analytical models. Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, we will write them down through a charge to earnings to their then current fair value.

Federal Home Loan Bank Stock Impairment Evaluation

        The Company's banking subsidiary, VIST Bank, is required to maintain certain amounts of FHLB stock as a member of the FHLB. These equity securities are "restricted" in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment write-downs have been recorded on these securities during 2009, 2008, or 2007.

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

Results of Operations

        Net loss available to common shareholders for 2009 was $1,042,000 or ($0.18) per share diluted compared to net income available to common shareholders of $565,000 or $0.10 per share diluted for 2008 and net income available to common shareholders of $7.5 million or $1.31 per share diluted for 2007. These changes are a result of preferred stock dividends and discount accretion, increased provision for loan losses, decreased investment securities losses and by changes in other income each year, net of changes in other expenses. Details regarding changes in net income and diluted earnings per share follows.

        Return on average assets was 0.05% for 2009, 0.05% for 2008 and 0.70% for 2007. Return on average shareholders' equity was 0.51% for 2009, 0.54% for 2008, and 7.15% for 2007.

        Included in the operating results for the twelve months ended December 31, 2009 was a pre-tax loss of $2.5 million, or $1.6 million after-tax, relating to other-than-temporary impairment ("OTTI") in the Company's available for sale investment portfolio. Included in the operating results for the twelve months ended December 31, 2008 were realized losses of approximately $7.3 million, or $4.8 million after-tax, relating to the Company's perpetual preferred stock associated with the federal takeover of Fannie Mae and Freddie Mac.

Net Interest Income

        Net interest income is a primary source of revenue for the Company. This income results from the difference between the interest and fees earned on loans and investments and the interest paid on deposits to customers and other non-deposit sources of funds, such as repurchase agreements and borrowings from the Federal Home Loan Bank and other correspondent banks. Net interest margin is the difference between the gross (tax-effected) yield on earning assets and the cost of interest bearing funds as a percentage of earning assets. All discussion of net interest margin is on a fully taxable equivalent basis ("FTE"). Both FTE net interest income and FTE net interest margin are influenced by the frequency, magnitude and direction of interest rate changes and by product concentrations and volumes of earning assets and funding sources.

Average Balances, Rates and Net Yield

        The following table sets forth the average daily balances of major categories of interest earning assets and interest bearing liabilities, the average rate paid thereon, and the net interest margin for each of the periods indicated.

	Year Ended December 31,
	2009			2008			2007
	Average Balances	Interest Income/ Expense	% Rate	Average Balances	Interest Income/ Expense	% Rate	Average Balances	Interest Income/ Expense	% Rate
	(Dollars in thousands, except percentage data)
Interest Earning Assets:
Interest bearing deposits in other banks and federal funds sold	$12,137	$19	0.15%	$400	$12	2.88%	$639	$28	4.39%
Securities (taxable)	213,906	11,620	5.43	180,562	10,519	5.83	153,912	8,423	5.47
Securities (tax-exempt)(1)	28,492	1,895	6.65	22,502	1,451	6.45	14,190	862	6.07
Loans(1)(2)	899,105	50,934	5.59	859,268	55,372	6.34	791,440	59,945	7.47

Total interest earning assets	1,153,640	64,468	5.51	1,062,732	67,354	6.23	960,181	69,258	7.11
Interest Bearing Liabilities:
Interest bearing demand deposits	301,403	4,481	1.48	238,144	4,637	1.95	222,335	6,398	2.88
Savings deposits	77,823	751	0.97	84,453	1,432	1.70	90,419	2,632	2.91
Time deposits	460,374	14,757	3.20	351,011	14,805	4.22	322,235	15,398	4.78

Total interest bearing deposits	839,600	19,989	2.38	673,608	20,874	3.10	634,989	24,428	3.85

Short-term borrowings	2,694	18	0.66	76,307	1,826	2.35	76,805	3,940	5.06
Repurchase agreements	121,046	4,421	3.60	120,615	4,128	3.37	95,178	3,906	4.05
Long-term borrowings	40,672	1,509	3.66	58,811	2,372	3.97	17,716	663	3.69
Junior Subordinated Debt	19,756	1,381	6.99	20,163	1,437	7.14	20,312	1,898	9.34

Total interest bearing liabilities	1,023,768	27,318	2.67	949,504	30,637	3.23	845,000	34,835	4.12

Noninterest bearing deposits	$107,629			$107,642			$106,782
Net interest margin		$37,150	3.22%		$36,717	3.45%		$34,423	3.59%

(1)
Interest Income and rates on loans and investment securities are reported on a tax-equivalent basis using a tax rate of 34%.

(2)
Held for Sale and Non-accrual loans have been included in average loan balances.

        FTE net interest income increased to $37.2 million, or 1.1%, for the year ended December 31, 2009, compared to $36.7 million for 2008. The increase in FTE interest income during 2009 was primarily the result of an increase in average earning assets, due mainly to strong commercial loan growth and an increase in available for sale investment security yields. Average loans increased by $39.8 million, or 4.6%, from 2008 to 2009. Management attributes this increase in organic commercial loan growth to a well established market in the Reading area and continued penetration into the Philadelphia market through successful marketing initiatives. Average available for sale investment securities increased by $39.3 million, or 19.4%, from 2008 to 2009. The increase in FTE interest income during 2009 was also the result of a decrease in rates on interest bearing liabilities, particularly time deposits, which more than offset the reduction in the rate earned on interest earning assets. Time deposit balances increased by $109.4 million, or 31.2%, from 2008 to 2009. The decrease in both long and short-term borrowing interest rates also contributed to the decrease in interest expense on interest bearing liabilities.

        FTE net interest income increased to $36.7 million or 6.7% for the year ended December 31, 2008, compared to $34.4 million for 2007. The increase FTE interest income during 2008 was primarily the result of an increase in average earning assets, due mainly to strong commercial loan growth and an increase in available for sale security investment yields as a result of the $64.1 million balance sheet restructuring in early 2007. Average loans increased by $67.8 million or 8.6% from 2007 to 2008. Management attributes the increase in organic commercial loan growth to a well established market in the Reading area and continued penetration into the Philadelphia market through successful marketing initiatives.

        Interest expense decreased during 2009 along with an increase in the overall growth in funding sources. The overall cost of funds decreased from 3.23% in 2008 to 2.67% in 2009. Interest bearing deposit rates decreased from 3.10% in 2008 to 2.38% in 2009. The decrease in interest-bearing deposit rates was the result of management's disciplined approach to deposit pricing in response to the decrease in short-term interest rates. Average interest bearing deposits increased $166.0 million or 24.6% from 2008 to 2009 due primarily to growth in time deposits. The growth in interest bearing deposits provided all of the funding needed for the $79.2 million in average loan and investment security growth. Average balances for federal funds purchased and repurchase agreements for the year 2009 were $2.7 million and $121.0 million, respectively, compared to average balances for federal funds purchased and repurchase agreements for the year 2008 of $76.3 million and $120.6 million, respectively. Average rates paid for federal funds purchased and repurchase agreements for the year 2009 were 0.66% and 3.60%, respectively compared to average rates paid for federal funds purchased and repurchase agreements for the year 2008 of 2.35% and 3.37%, respectively. Average short-term borrowings, average repurchase agreements and average long-term borrowings decreased by $91.3 million or 35.7% from 2008 to 2009.

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

        In 2009, as a result of an increase in the volume of commercial loans originated offset by a decrease in commercial loan yields along with a decreased yield in the available for sale investment portfolio, tax-equivalent net interest income increased as a result of a decrease in overall cost of funds. FTE net interest margin decreased to 3.22% in 2009 from 3.45% in 2008.

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

Analysis of Changes in Interest Income/Expense (1) (2) (3)

	2009/2008 Increase (Decrease) Due to Change in			2008/2007 Increase (Decrease) Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands, except percentage data)
Interest-bearing deposits in other banks and federal funds sold	$18	$(11)	$7	$(6)	$(10)	$(16)
Securities (taxable)	1,981	(880)	1,101	1,542	554	2,096
Securities (tax-exempt)	399	45	444	535	54	589
Loans	1,710	(6,148)	(4,438)	4,310	(8,883)	(4,573)

Total Interest Income	4,108	(6,994)	(2,886)	6,381	(8,285)	(1,904)

Short-term borrowed funds	(518)	(1,290)	(1,808)	(33)	(2,081)	(2,114)
Repurchase agreements	141	152	293	983	(761)	222
Long-term borrowed funds	(681)	(182)	(863)	1,659	50	1,709
Junior Subordinated Debt	(26)	(30)	(56)	(14)	(447)	(461)
Interest-bearing demand deposits	943	(1,099)	(156)	285	(2,046)	(1,761)
Savings deposits	(70)	(611)	(681)	(93)	(1,107)	(1,200)
Time deposits	2,970	(3,018)	(48)	1,138	(1,731)	(593)

Total Interest Expense	2,759	(6,078)	(3,319)	3,925	(8,123)	(4,198)

Increase (Decrease) in Net Interest Income	$1,349	$(916)	$433	$2,456	$(162)	$2,294

(1)
Loan fees have been included in the change in interest income totals presented. Non-accrual loans have been included in average loan balances.

(2)
Changes due to both volume and rates have been allocated in proportion to the relationship of the dollar amount change in each.

(3)
Interest income on loans and securities is presented on a taxable equivalent basis.

Other Income

        The following table details non-interest income as follows:

	2009 versus 2008				2008 versus 2007
	2009	Increase/ Decrease	%	2008	Increase/ Decrease	%	2007
	(Dollars in thousands, except percentage data)
Customer service fees	$2,443	$(521)	(17.6)	$2,964	$307	11.6	$2,657
Mortgage banking activities, net	1,255	358	39.9	897	(997)	(52.6)	1,894
Commissions and fees from insurance sales	12,254	970	8.6	11,284	(78)	(0.7)	11,362
Broker and investment advisory commissions and fees	714	(99)	(12.2)	813	(73)	(8.2)	886
Gain on sale of loans	—	(47)	(100.0)	47	(117)	(71.3)	164
Earnings on investment in life insurance	391	(299)	(43.3)	690	(116)	(14.4)	806
Other commissions and fees	1,933	245	14.5	1,688	(53)	(3.0)	1,741
Other income	565	(261)	(31.6)	826	165	25.0	661
Net realized (losses) gains on sales of securities	344	7,574	(104.8)	(7,230)	(4,906)	211.1	(2,324)
Net credit impairment losses	(2,468)	(2,468)	100.0	—	—	—	—

Total	$17,431	$5,452	45.5	$11,979	$(5,868)	(32.9)	$17,847

        The Company's non-interest income for the year ended December 31, 2009 totaled $17.4 million, representing an increase of $5.4 million or 45.5% as compared to 2008. The Company's primary source of other income for 2009 was commissions and other revenue generated through sales of insurance products through its insurance subsidiary, VIST Insurance. Revenues from insurance operations totaled $12.3 million in 2009 compared to $11.3 million in 2008 and $11.4 million in 2007. The increase in revenue in 2009 from insurance operations was due mainly to an increase in commission income on group insurance products due to the acquisition of Fisher Benefits Consulting in September 2008. Revenues from broker and investment advisory commissions generated through VIST Capital, the Company's investment subsidiary, decreased to $714,000 in 2009 from $813,000 in 2008 and $886,000 in 2007 due to a decrease in investment and advisory services. Also, annuity and other insurance commissions generated by VIST Capital of $108,000, $113,000 and $130,000 are included in commissions and fees from insurance sales for the years 2009, 2008 and 2007, respectively.

        The Company also relies on several other sources for its other income, including sales of newly originated mortgage loans and service charges on deposit accounts. The income recognized from mortgage banking activities was $1.3 million in 2009 and $897,000 in 2008. The increase in mortgage banking revenue from 2008 to 2009 is mainly attributable to an increase in the volume of mortgage loan originations sold into the secondary mortgage market through the Company's mortgage banking division, VIST Mortgage.

        The income recognized from mortgage banking activities was $897,000 in 2008 and $1.9 million in 2007. The decrease in mortgage banking revenue from 2007 to 2008 is mainly attributable to a decrease in the volume of mortgage loan originations sold into the secondary mortgage market through the Company's mortgage banking division, VIST Mortgage. The decrease in mortgage loan originations and sales is related to a general slowdown in the housing market as a result of the industry wide effects of the ongoing sub-prime credit crisis. VIST Mortgage does not underwrite any sub-prime loans.

        The income recognized from customer service fees was approximately $2.4 million, $3.0 million and $2.7 million for the years ended 2009, 2008 and 2007, respectively. The changes in income from customer service fees reflect an expanded customer base, new products and services and an annual review of the fee pricing. The decrease in service charge revenue during 2009 resulted primarily from decreases in retail and commercial uncollected funds charges and non-sufficient funds charges. During

2008, the Company completed a thorough review of its service charge routines. As a result of its service charge analysis, the Company was able to increase service charge revenue in 2008.

        Also included in other income are net gains on other loan sales, not included with VIST Mortgage loan sales, of $0 in 2009, $47,000 in 2008, and $164,000 in 2007 from no sales, $740,000 in sales and $2.0 million in sales, respectively, of fixed and adjustable rate portfolio residential mortgage loans, SBA loans and USDA loans.

        Earnings on investment in life insurance represent the change in cash value of Bank Owned Life Insurance (BOLI) policies. The BOLI policies of the Company are designed to offset the costs of employee benefit plans and to enhance tax-free earnings. The investment in BOLI totaled $19.0 million and $18.6 million at December 31, 2009, 2008. The income recognized from earnings on investment in life insurance was approximately $391,000, $690,000 and $806,000 for the years ended 2009, 2008 and 2007, respectively. The decrease in earnings on investment in life insurance in 2009 and 2008 is due primarily to decreased earnings credited on the Company's BOLI.

        Other commissions and fees include ATM network and fees from debit card transactions and various other charges and commission related to checkbook fees, internet banking fees and other fees and commissions. The most significant volume of income in this category is derived from ATM surcharge fees and interchange fees from the Bank's ATM network and fees from debit card transactions. These fees totaled $1.4 million in 2009 which represents a 27.2% increase over $1.1 million in 2008. The increase in fee income is attributed primarily to an increase in interchange transaction volume related to the Bank's debit card program. Throughout the year, the Bank has initiated marketing campaigns to encourage its customers to use debit cards as a convenient alternative to traditional check transactions. ATM surcharge fees and interchange fees from the Bank's ATM network and fees from debit card transactions totaled $1.1 million in 2008 which represents a 10.0% increase over $1.0 million in 2007.

        Other income includes dividend income from Federal Home Loan Bank stock, market value adjustments for both junior subordinated debt and interest rate swaps, SBA service fee income, as well as, other miscellaneous income items. Other income in 2009 decreased to $565,000, or 31.6%, from $826,000 in 2008 due primarily to the suspension of dividend income paid on FHLB stock. Other income in 2008 increased to $826,000, or 25.0%, from $661,000 in 2007 due primarily to a net increase in the fair value of the Company's junior subordinated debt and interest rate swaps.

        Net realized gains on sales of available for sale securities were $344,000 for 2009, net realized losses on sales of available for sale securities were $7.2 million for 2008 and net realized losses on sales of available for sale securities were $2.3 million for 2007. Sales of available for sale securities during 2009, 2008 and 2007 were primarily related to the management of the Company's liquidity and asset/liability management strategies. Net securities losses for 2008 were primarily due to the sale of perpetual preferred stock associated with the federal takeover of government sponsored enterprises ("GSE's") Fannie Mae and Freddie Mac, placed into conservatorship by the Federal Housing Finance Agency and the U.S. Treasury. Net securities losses for 2007 were primarily due to the sale of $64.1 million in lower-yielding available for sale securities as part of a balance sheet restructuring completed in the first quarter of 2007.

        Net credit impairment losses recognized in earnings were $2.5 million in 2009 and no net credit impairment losses recognized in earnings in 2008 and 2007. In 2009, the net credit impairment losses recognized in earnings include OTTI charges for estimated credit losses on five pooled trust preferred securities and one equity holding (see Note 7 of the consolidated financial statements).

Other Expenses

        The following table details non-interest expense as follows:

	2009 versus 2008				2008 versus 2007
	2009	Increase/ Decrease	%	2008	Increase/ Decrease	%	2007
	(Dollars in thousands, except percentage data)
Salaries and employee benefits	$22,134	$56	0.3	$22,078	$517	2.4	$21,561
Occupancy expense	4,160	(547)	(11.6)	4,707	398	9.2	4,309
Equipment expense	2,495	(195)	(7.2)	2,690	145	5.7	2,545
Marketing and advertising expense	1,011	(624)	(38.2)	1,635	(37)	(2.2)	1,672
Amortization of indentifiable intangible assets	648	19	3.0	629	7	1.1	622
Professional services	2,480	(114)	(4.4)	2,594	759	41.4	1,835
Outside processing services	3,983	649	19.5	3,334	131	4.1	3,203
FDIC and other insurance expense	2,479	1,217	96.4	1,262	648	105.5	614
Other real estate owned expense	2,562	1,728	207.2	834	460	123.0	374
Other expense	3,751	(124)	(3.2)	3,875	(264)	(6.4)	4,139

Total	$45,703	$2,065	4.7	$43,638	$2,764	6.8	$40,874

        Non-interest expense consists primarily of costs associated with personnel, occupancy and equipment, data processing, marketing and professional fees.

        The Company's non-interest expense for the year ended December 31, 2009 totaled $45.7 million, representing an increase of $2.1 million or 4.7% as compared to 2008. Salaries and employee benefits, the largest component of non-interest expense, increased slightly from 2008. Full-time equivalent (FTE) employees for the Company are 283 and 293 for the years ended December 31, 2009 and 2008, respectively. The decrease in FTE employees from 2008 to 2009 was primarily attributed to a decrease in operational staff as a result of improved efficiencies through the implementation of corporate-wide cost reduction initiatives. Included in salaries and benefits for 2009 and 2008 were stock-based compensation costs of $198,000 and $319,000, respectively. Total commissions paid for the year ended December 31, 2009 and 2008 were $1.4 million and $1.6 million, respectively.

        The Company's non-interest expense for the year ended December 31, 2008 totaled $43.6 million, representing an increase of $2.8 million or 6.8% as compared $40.9 million in non-interest expense for 2007. Salaries and employee benefits, the largest component of non-interest expense, increased $517,000 or 2.4% from 2007 to 2008. Full-time equivalent (FTE) employees for the Company were 293 and 317 for the years ended December 31, 2008 and 2007, respectively. The increase in salaries and employee benefits from 2007 to 2008 was primarily attributed to merit increases and increased health benefits costs. The decrease in FTE employees from 2007 to 2008 was primarily attributed to a decrease in operational staff as a result of improved efficiencies through the implementation of new programs such as Check 21. Included in salaries and benefits for 2008 and 2007 were stock-based compensation costs of $319,000 and $255,000, respectively. Total commissions paid for the year ended December 31, 2008 and 2007 were $1.6 million and $1.6 million, respectively.

        Total occupancy expense and equipment expense decreased 10.0% in 2009 compared to 2008 primarily due to decreases in building lease expense, equipment maintenance and equipment depreciation expenses.

        Total occupancy expense and equipment expense increased 7.9% in 2008 compared to 2007 primarily due to an increase in building lease expense including a lease termination for a planned branch consolidation and an increase in general building repairs and maintenance.

        Total marketing expense decreased $624,000 or 38.2% in 2009 compared to 2008 primarily due to a reduction in marketing costs associated with market research, media space, media production and special events.

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

        Total amortization of identifiable intangible assets increased $19,000 or 3.0% in 2009 as compared to 2008 due primarily to the acquisition of Fisher Benefits Consulting in 2008.

        Total amortization of identifiable intangible assets increased $7,000 or 1.1% in 2008 as compared to 2007 due primarily to the acquisition of Fisher Benefits Consulting in 2008.

        Outside processing services increased $649,000 or 19.5% in 2009 as compared to 2008 due to services rendered for core operating system and computer network and systems upgrades and enhancements.

        Outside processing services increased $131,000 or 4.1% in 2008 as compared to 2007 due to an increase in network fees and computer services.

        FDIC and other insurance expense increased $1.2 million in 2009 as compared to 2008 primarily due to higher FDIC deposit insurance premiums including a special industry-wide FDIC deposit insurance premium assessment of $574,000 levied in the third quarter of 2009. The special assessment was fully accrued for and expensed by the Bank in the second quarter of 2009.

        FDIC and other insurance expense increased $648,000 or 105.5% in 2008 as compared to 2007 due to an increase in FDIC deposit insurance assessments.

        Total professional services decreased $114,000 or 4.4% in 2009 as compared to 2008. The decrease in professional services is due primarily to the outsourcing of the Company's internal audit function and fewer general Company projects.

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

        Other real estate owned expense increased $1.7 million or 206.8% in 2009 as compared to 2008. The increase in other real estate expense is due primarily to an increase in legal and other costs associated with an increase in the amount of other real estate owned in 2009.

        Other real estate owned expense increased $461,000 or 123.3% in 2008 as compared to 2007. The increase in other real estate expense was due primarily to an increase in legal and other costs associated with an increase in the amount of other real estate owned in 2008.

        Other expense includes utility expense, postage expense, stationary and supplies expense, as well as, other miscellaneous expense items. These costs totaled $3.8 million in 2009 which is a 3.2% decrease to 2008. Decreases in other expenses were primarily attributable to decreases in postage and stationary and supplies expenses.

        Other expense includes utility expense, postage expense, stationary and supplies expense, as well as, other miscellaneous expense items. These costs totaled $3.9 million in 2008 which represents a 6.4% decrease to 2007. Decreases in other expenses were primarily attributable to decreases in utility, postage, travel and entertainment and stationary and supplies expenses.

Income Taxes

        The effective income tax rate for the Company for the years ended December 31, 2009, 2008 and 2007 was 142.7%, 143.7% and 19.0%, respectively. The effective tax rate for 2009 decreased from 2008 and 2007 primarily due to the increase in the income tax benefit resulting from an increase in tax advantaged investment securities and loans. Included in the income tax provision is a federal tax benefit from our $5.0 million investment in an affordable housing, corporate tax credit limited partnership of $550,000, $600, 000 and $600,000, respectively, for each of the years ended December 31, 2009, 2008 and 2007.

Financial Condition

        The Company's total assets at December 31, 2009 and 2008 were $1.3 billion and $1.2 billion, respectively.

Cash and Securities Portfolio

        Cash and balances due from banks increased to $27.4 million at December 31, 2009 from $19.3 million at December 31, 2008.

        The securities portfolio increased 18.0% to $271.1 million at December 31, 2009, from $229.7 million at December 31, 2008 primarily due to available for sale investments in U.S. Government agency securities, agency mortgage-backed debt securities and obligations of state and political subdivisions (see Note 7 of the consolidated financial statements). Securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide pledging and liquidity. To accomplish these ends, most of the purchases in the portfolio during 2009 and 2008 were of agency mortgage-backed securities.

        The securities portfolio included a net unrealized loss on available for sale securities of $6.8 million and $11.9 million at December 31, 2009 and 2008, respectively. In addition, net unrealized losses of $1.2 million and $1.1 million were present in the held to maturity securities at December 31, 2009 and 2008, respectively. Changes in longer-term treasury interest rates, government monetary policy, the easing of underlying collateral and credit concerns, and dislocation in the current market were primarily responsible for the change in the fair market value of the securities.

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

  •
  Adverse condition specific to a particular investment

  •
  Rating agency activities (e.g., downgrade)

  •
  Financial condition of an issuer

  •
  Dividend activities

  •
  Suspension of trading

  •
  Management intent

  •
  Changes in tax laws or other policies

  •
  Subsequent market value changes

  •
  Economic or industry forecasts

        Other-than-temporary impairment means management believes the security's impairment is due to factors that could include its inability to pay interest or dividends, its potential for default, and/or other factors. When a held to maturity or available for sale debt security is assessed for other-than-temporary impairment, management has to first consider (a) whether the Company intends to sell the security, and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an other-than-temporary impairment loss is recognized in the statement of operations equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an other-than-temporary impairment loss has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors. In assessing the level of other-than-temporary impairment attributable to credit loss, management compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total other-than-temporary impairment related to credit loss is recognized in earnings (as the difference between the fair value and the present value of the estimated cash flows), while the amount related to other factors is recognized in other comprehensive income. The total other-than-temporary impairment loss is presented in the statement of operations, less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

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

Loans

        Loans, net of deferred loan fees, increased to $911.0 million at December 31, 2009 from $886.3 million at December 31, 2008, an increase of $24.7 million or 2.8%. Management has targeted the commercial loan portfolio as a key to the Company's continuing growth. Specifically, the Company has a commercial lending focus within the Reading and Philadelphia market areas targeting higher yielding commercial loans made to small and medium sized businesses. Through a strong commercial lending footprint in the Reading market and through acquisition and the expansion of the commercial lending staff in the Philadelphia market, the year over year growth in commercial and construction loans originated underscores the commercial customer focus as the commercial loan portfolio increased to $613.9 million at December 31, 2009, from $590.2 million at December 31, 2008, an increase of $23.7 million or 4.0%.

        Loans secured by 1 to 4 family residential real estate decreased to $169.0 million at December 31, 2009, from $185.9 million as of December 31, 2008, a decrease of $16.9 million or 9.1%. Loans secured by multi-family residential real estate increased to $39.0 million at December 31, 2009, from $34.9 million as of December 31, 2008, an increase of $4.1 million or 11.8%. The overall decrease in residential real estate loans is attributable to a decrease in the volume of mortgage loan originations generated through VIST Mortgage.

        Home equity and consumer lending increased to $90.0 million at December 31, 2009, from $76.1 million as of December 31, 2008. Consumer demand for these types of loans increased in 2009. Although the Company's focus primarily centered on the commercial customer, management remained disciplined in its pricing of consumer loans. Despite the numerous economic challenges faced in 2009, the Company was able to increase our outstanding balances through the successful marketing of its Equilock consumer loan product which carries both a fixed and variable component allowing the consumer to lock and unlock the loan at the prevailing interest rate.

        The loans held for sale category is composed of $2.0 million of mortgage loans committed for sale through VIST Mortgage to other institutions and the secondary market at December 31, 2009 versus $2.3 million at December 31, 2008. The decrease in loans held for sale is primarily due to a decrease in the inventory of loans held for sale at December 31, 2009 and 2008, respectively.

        The sales of residential real estate loans in the secondary market reflects the Company's strategy of de-emphasizing the retention of long-term, fixed rate loans in the portfolio utilizing these loans sales to generate fees, mitigate interest-rate risk and fund growth in higher yielding assets.

Premises and Equipment

        Premises and equipment, net of accumulated depreciation and amortization, decreased to $6.1 million for 2009 from $6.6 million in 2008. Purchases of premises and equipment totaled $1.2 million in 2009 and $1.2 million in 2008. During 2009, the Company completed building renovations and purchased Check 21 and scanning equipment totaling approximately $667,000. In 2009, the Company retired $2.3 million in furniture and equipment with an accumulated depreciation balance of $2.3 million. Also in 2009, the Company consolidated its insurance operations and sold its VIST Insurance building in Reading, Pennsylvania. The Company recognized proceeds from the sale of the VIST Insurance building in the amount of approximately $259,000 which includes a gain of approximately $25,000. During 2008, as a result of the Company's re-branding initiative, the Company purchased new signage totaling approximately $595,000. Depreciation expense and amortization of leasehold improvements totaled $1.3 million in 2009 and $1.5 million in 2008.

Goodwill and Identifiable Intangible Assets

        Goodwill increased to $40.0 million for the year ended December 31, 2009 from $39.7 million for 2008. During 2009, the Company recorded goodwill of $250,000 representing contingent payments as part of the Fisher Benefits Consulting purchase agreement. Identifiable intangible assets, included in other assets, decreased to $4.2 million from $4.8 million for the years ended December 31, 2009 and 2008, respectively. The decrease in identifiable intangible assets is due mainly to amortization. Amortization of identifiable intangible assets was $647,000 in 2009 and $629,000 in 2008.

Bank Owned Life Insurance

        Bank owned life insurance increased $398,000 to $19.0 million at December 31, 2009 from $18.6 million at December 31, 2008. The increase in bank owned life insurance is due primarily to earnings on the cash surrender value of the underlying policies.

Deposits and Borrowings

        Total deposits at December 31, 2009 and 2008 were $1.0 billion and $850.6 million, respectively.

        Non-interest bearing deposits decreased to $102.3 million at December 31, 2009, from $108.6 million at December 31, 2008, a decrease of $6.3 million or 5.8%. The decrease in non-interest bearing deposits is primarily due to a decrease in non-interest bearing personal accounts. Management continues its efforts to promote growth in these types of deposits, such as offering a free checking product, as a method to help reduce the overall cost of the Company's funds. Interest bearing deposits increased by $176.6 million or 23.8%, from $742.0 million at December 31, 2008 to $918.6 million at December 31, 2009. The increase in interest bearing deposits is due primarily to an increase in interest bearing core deposits including time deposits maturing in one year or less. Management continues to promote these types of deposits through a disciplined pricing strategy as a means of managing the Company's overall cost of funds, as well as, management's continuing emphasis on commercial and retail marketing programs and customer service.

        Borrowed funds from various sources are generally used to supplement deposit growth. There were no Federal funds purchased from the Federal Home Loan Bank ("FHLB") at December 31, 2009, compared to $53.4 million purchased at December 31, 2008. This decrease is primarily the result of an increase in core deposits. Both short and long-term securities sold under agreements to repurchase were $115.2 million at December 31, 2009 and $120.1 million at December 31, 2008. Increases in commercial loan demand and investment securities were funded primarily by increases in interest-bearing deposits. Long-term borrowings consisting of advances from the FHLB decreased to $20.0 million from $50.0 million at December 31, 2009 and 2008, respectively, and long-term securities sold under agreements to repurchase remained at $100.0 million at both December 31, 2009 and 2008.

Shareholders' Equity

        Total equity, including common and preferred stock, surplus, retained earnings, treasury stock and accumulated other comprehensive loss, increased by $1.8 million or 1.5% to $125.4 million at December 31, 2009 from $123.6 million at December 31, 2008. The increase for 2009 is primarily the result of a decrease in accumulated other comprehensive loss of $3.3 million offset by $1.3 million in cash dividends to preferred shareholders and $1.7 million in cash dividends paid to common shareholders.

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

        During 2002, the Company entered into its first interest rate swap agreement with a notional amount of $5 million. This derivative financial instrument effectively converted fixed interest rate obligations of outstanding junior subordinated debt to variable interest rate obligations, decreasing the asset sensitivity of its balance sheet by more closely matching the Company's variable rate assets with variable rate liabilities. The Company considers the credit risk inherent in the contracts to be negligible.

        During 2008, the Company entered into two interest rate swap agreements with an aggregate notional amount of $15 million. This interest rate swap transaction involved the exchange of the Company's floating rate interest rate payment on $15.0 million in floating rate junior subordinated debt for a fixed rate interest payment without the exchange of the underlying principal amount.

        Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by interest rate swaps. In June of 2003, the Company purchased a six month LIBOR cap to create protection against rising interest rates for the above mentioned $5 million interest rate swap. The initial premium related to this interest rate cap was $102,000. At December 31, 2009 and 2008, the carrying value and market value of the interest rate cap was zero, respectively.

        Also, the Bank sells fixed and adjustable rate residential mortgage loans to limit the interest rate risk of holding longer-term assets on the balance sheet. In 2009, 2008 and 2007, the Company sold $0, $0.7 million and $2.0 million, respectively, of fixed and adjustable rate loans.

        At December 31, 2009, the Company was in a positive one-year cumulative gap position. Commercial adjustable rate loans increased $16.3 million or 3.4% from $475.4 million at December 31,

2008 to $491.7 million at December 31, 2009. Installment adjustable rate loans increased $15.9 million or 27.5% from $57.9 million at December 31, 2008 to $73.8 million at December 31, 2009. During 2009, targeted short-term interest rates remained low. Both the national prime rate and the overnight federal funds rates remained unchanged throughout 2009. The lack of increase in interest rates throughout 2009 contributed to margin compression as the yields on the Bank's adjustable and variable rate commercial and consumer loan portfolio tied to the national prime rate repriced lower during the year. Increases in interest-bearing core deposits carried interest rates that were higher than overnight borrowings but, due to the low rate environment, the Bank's overall cost of funds repriced lower during the year. As a result of an ongoing industry-wide economic crisis fueled in part by a continued downturn in the housing market, the mortgage refinance market remained stagnant effectively extending the maturities for the existing portfolios of fixed rate loans and investments. In order to augment the funding needs for new commercial and consumer loan originations and investment security purchases during 2009, interest-bearing core deposits, which include interest-bearing NOW and time deposits, increased $176.6 million or 23.8% from $742.0 million at December 31, 2008 to $918.6 million at December 31, 2009. These factors contributed to the Company's positive one-year cumulative gap position. In 2010, the Company will continue its strategy to originate fixed and adjustable rate commercial and consumer loans and use investment security cash flows and interest-bearing and non-interest bearing deposits to rebalance wholesale borrowings to maintain a more neutral gap position.

Interest Sensitivity Gap at December 31, 2009

	0-3 months	3 to 12 months	1-3 years	over 3 years
	(Dollars amounts in thousands, except percentage data)
Interest bearing deposits and federal funds sold	$8,885	$—	$—	$—
Securities(1),(2)	56,060	44,107	47,919	122,979
Mortgage loans held for sale	1,962	—	—	—
Loans(2)	341,352	119,224	201,398	237,541

Total rate sensitive assets (RSA)	408,259	163,331	249,317	360,520

Interest bearing deposits(3)	22,960	68,873	183,658	183,496
Time deposits	87,682	193,062	150,889	27,976
Securities sold under agreements to repurchase	115,196	—	—	—
Long-term borrowed funds	10,000	—	10,000	—
Junior subordinated debt	10,150	—	—	9,508

Total rate sensitive liabilities (RSL)	245,988	261,935	344,547	220,980

Interest rate swap (notional)	(20,000)	—	—	—

As of December 31, 2009:
Interest sensitivity gap	$182,271	$(98,604)	$(95,230)	$139,540

Cumulative gap	$182,271	$83,667	$(11,563)	$127,977
RSA/RSL	1.7%	0.6%	0.7%	1.6%

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

        The Company also measures its near-term sensitivity to interest rate movements through simulations of the effects of rate changes upon its net interest income. Net interest income simulations evaluate the effect that interest rate changes have on the prepayment, repricing and maturity attributes of the Company's interest earning assets and interest bearing liabilities over the next twelve months. Interest rate movements of up 100, 200 and 300 basis points and down 100, 200 and 300 basis points, adjusted for activity in the current and forecasted interest rate environment, were applied to the Company's interest earning assets and interest bearing liabilities as of December 31, 2009. The results of these simulations on net interest income for 2009 are as follows:

Simulated % change in 2009 Net Interest Income
Assumed Changes in Interest Rates	% Change
-300	-8.1%
-200	-5.6%
-100	-3.0%
0	0.0%
+100	1.9%
+200	2.6%
+300	2.5%

        The Company also measures its longer-term sensitivity to interest rate movements through simulations of the effects of rate changes upon its economic value of shareholders' equity. Economic value of shareholders' equity simulations evaluate the effect that interest rate changes have on the prepayment, repricing and maturity attributes of the Company's interest earning assets and interest bearing liabilities over the life of each financial instrument. Interest rate movements of up 100, 200 and 300 basis points and down 100, 200 and 300 basis points, adjusted for activity in the current and forecasted interest rate environment, were applied to the Company's interest earning assets and interest bearing liabilities as of December 31, 2009. The results of these simulations on economic value of shareholders' equity for 2009 are as follows:

Simulated % change in Economic Value of Shareholders' equity
Assumed Changes in Basis Points	% Change
-300	9.6%
-200	8.1%
-100	4.4%
0	0.0%
+100	-6.9%
+200	-14.7%
+300	-21.6%

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

        An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders' equity less intangible assets, to average quarterly assets less intangible assets. The leverage ratio at December 31, 2009 was 8.36% compared to 9.07% at December 31, 2008. The decrease is primarily the result of a decrease in Tier 1 capital due to paying out dividends that exceeded net income for the period. For 2009 and 2008, the ratios were above minimum regulatory guidelines.

        As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy. Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments. For the Company, Tier 1 risk-based capital consists of common shareholders' equity less intangible assets plus the junior subordinated debt, and Tier 2 risk-based capital includes the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets. By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier 1 risk-based capital. In addition, federal banking regulatory authorities have issued a final rule restricting the Company's junior subordinated debt to 25% of Tier 1 risk-based capital. Amounts of junior subordinated debt in excess of the 25% limit generally may be included in Tier 2 risk-based capital. The final rule provided a five-year transition period, ending March 31, 2009. In 2009, the Federal Reserve extended this transition period to March 31, 2011. This will allow bank holding companies more flexibility in managing their compliance with these new limits in light of the current conditions of the capital markets. At December 31, 2009, the entire amount of these securities was allowable to be included as Tier 1 risk-based capital for the Company. For the periods ended December 31, 2009 and December 31, 2008, the Company's capital ratios were above minimum regulatory guidelines.

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

        In December 2008, the Company infused $10 million in capital into the Bank.

        The following table sets forth the Company's capital ratios.

	At December 31,
	2009	2008
	(Dollar amounts in thousands)
Tier 1 Capital
Common shareholders' equity excluding unrealized gains (losses) on securities	$125,428	$123,629
Disallowed intangible assets	(44,024)	(44,347)
Junior subordinated debt	19,508	18,110
Unrealized losses on available for sale debt securities	3,942	7,330

Total Tier 1 Capital	104,854	104,722

Tier 2 Capital
Allowable portion of allowance for loan losses	11,449	8,124

Total Tier 2 Capital	11,449	8,124

Total risk-based capital	$116,303	$112,846

Risk adjusted assets (including off-balance sheet exposures)	$984,296	$883,949

Leverage ratio	8.36%	9.07%
Tier I risk-based capital ratio	10.65%	11.85%
Total risk-based capital ratio	11.82%	12.77%

        Regulatory guidelines require that Tier 1 capital and total risk-based capital to risk-adjusted assets must be at least 4.0% and 8.0%, respectively.

Liquidity and Funds Management

        Liquidity management ensures that adequate funds will be available to meet anticipated and unanticipated deposit withdrawals, debt servicing payments, investment commitments, commercial and consumer loan demand and ongoing operating expenses. Funding sources include principal repayments on loans and investment securities, sales of loans, growth in core deposits, short and long-term borrowings and repurchase agreements. Regular loan payments are typically a dependable source of funds, while the sale of loans and investment securities, deposit flows, and loan prepayments are significantly influenced by general economic conditions and level of interest rates. In 2009, the significant increase in impaired loans lessened the dependability of regular loan payments.

        At December 31, 2009, the Company maintained $27.4 million in cash and cash equivalents primarily consisting of cash and due from banks. In addition, the Company had $268.0 million in available for sale securities and $3.0 million in held to maturity securities. Cash and investment securities totaled $298.4 million which represented 22.8% of total assets at December 31, 2009 compared to 20.3% at December 31, 2008.

        The Company considers its primary source of liquidity to be its core deposit base, which includes non-interest-bearing and interest-bearing demand deposits, savings, and time deposits under $100,000. This funding source has grown steadily over the years through organic growth and acquisitions and consists of deposits from customers throughout the financial center network. The Company will continue to promote the growth of deposits through its financial center offices. At December 31, 2009, a portion of the Company's assets were funded by core deposits acquired within its market area and by the Company's equity. These two components provide a substantial and stable source of funds.

Off-Balance Sheet Arrangements

        The Company's financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments, at December 31, 2009 totaled $238.0 million. This consisted of $32.9 million in commercial real estate and construction loans, $44.1 million in home equity lines of credit, $149.0 million in unused business lines of credit and $12.0 million in standby letters of credit. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Any amounts actually drawn upon, management believes, can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Contractual Obligations

        The following table represents the Company's aggregate contractual obligations to make future payments.

	December 31, 2009
	Less than 1 year	1-3 Years	4-5 Years	Over 5 Years	Total
	(Dollar amounts in thousands)
Time deposits	$280,744	$150,889	$27,854	$122	$459,609
Long-term securities sold under agreements to repurchase	100,000	—	—	—	100,000
Long-term debt	10,000	10,000	—	—	20,000
Junior subordinated debt(1)	20,150	—	—	—	20,150
Operating leases	2,538	4,193	3,858	15,208	25,797
Unconditional purchase obligations	501	167	—	—	668

Total	$413,933	$165,249	$31,712	$15,330	$626,224

(1)
Junior subordinated debt is classified based on the earliest date on which it may be redeemed and not contractual maturity.

Risk Elements

        Non-performing loans, consisting of loans on non-accrual status, loans past due 90 days or more and still accruing interest, and renegotiated troubled debt were $33.2 million at December 31, 2009, an increase from $11.1 million at December 31, 2008. Generally, loans that are more than 90 days past due are placed on non-accrual status. As a percentage of total loans, non-performing loans represented 3.64% at December 31, 2009 and 1.25% at December 31, 2008. The allowance for loan losses represents 34.5% of non-performing loans at December 31, 2009, compared to 73.0% at December 31, 2008, see the Provision and Allowance for Loan Losses discussion.

        The Company generally values impaired loans that are accounted for under FASB ASC 310, Accounting by Creditors for Impairment of a Loan ("FASB ASC 310"), based on the fair value of the loan's collateral. Loans are determined to be impaired when management has utilized current information and economic events and judged that it is probable that not all of the principal and interest due under the contractual terms of the loan agreement will be collected. Impaired loans are initially evaluated and revalued at the time the loan is identified as impaired. Impaired loans are loans where the current appraisal of the underlying collateral is less than the principal balance of the loan and the loan is a non-accruing loan. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy or based on the present value of estimated future cash flows if repayment is not collateral dependent. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals by qualified licensed appraisers hired by the Company. For the purposes of determining the fair value of impaired loans that are collateral dependent, the company defines a current appraisal and evaluation as those completed within 12 months and performed by an independent third party. Appraised and reported values may be discounted based on management's historical knowledge, changes in market conditions from the time of valuation, and/or management's expertise and knowledge of the client and client's business.

        Impaired loans, which required specific reserves, totaled $15.1 million at December 31, 2009 after valuation, compared to $5.2 million at December 31, 2008 after valuation. The $9.8 million increase in non-performing loans from December 31, 2008 to December 31, 2009 is due primarily to two commercial construction and development credits totaling approximately $10.9 million transferred to non-accrual offset by net reductions to non-performing loans of approximately $1.1 million. As of December 31, 2009, 92.4% of all impaired loans had current third party appraisals or evaluations of their collateral to measure impairment. For these impaired loans, the bank takes immediate action to determine the current value of collateral securing its troubled loans. The remaining 7.6% of impaired loans were in process of being evaluated at December 31, 2009. During the ongoing supervision of a troubled loan, the Company performs a cash flow evaluation, obtains an appraisal update or obtains a new appraisal. The Company reviews all impaired loans on a quarterly basis to ensure that the market values are reasonable and that no further deterioration has occurred. If the evaluation indicates that the market value has deteriorated below the carrying value of the loan, either the entire loan or the partial difference between the market value and principal balance is charged-off unless there are material mitigating factors to the contrary. If a loan is not charged down reserves are allocated to reflect the estimated collateral shortfall. Loans that have been partially charged-off are classified as non-performing loans for which none of the current loan terms have been modified. During the 2009, there were $2.3 million in partial loan charge-offs. In order for an impaired loan not to have a specific valuation allowance it must be determined by the Company through a current evaluation that there is sufficient underlying collateral after appropriate discounts have been applied, that is in excess of the carrying value.

        The recorded investment in impaired loans not requiring an allowance for loan losses was $6.3 million at December 31, 2009 and $3.2 million at December 31, 2008. The recorded investment in impaired loans requiring an allowance for loan losses was $18.9 million and $7.5 million at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the related allowance for loan losses associated with those loans was $3.8 million and $2.3 million, respectively. For the years ended December 31, 2009, 2008 and 2007, the average recorded investment in these impaired loans was $18.6 million, $8.8 million and $8.9 million, respectively; and the interest income recognized on impaired loans was $42,000 for 2009, $33,000 for 2008 and $407,000 for 2007.

        Loans on which the accrual of interest has been discontinued amounted to $25.1 million and $10.7 million at December 31, 2009 and 2008, respectively. Loan balances past due 90 days or more and still accruing interest but which management expects will eventually be paid in full, amounted to $1.8 million and $140,000 at December 31, 2009 and 2008, respectively. The loan balances past due 90 days or more and still accruing interest increased in 2009 due to loans 90 days or more past due moving into this category that were in the process of collection at December 31, 2009. Subsequent to December 31, 2009, loan balances past due 90 days or more and still accruing interest that are brought current will reduce the balance of outstanding loans in this category and loans that are not brought current will also reduce the balance of outstanding loans in this category but will be reported as non-accrual loans after all collection efforts had been exhausted.

        The Company continues to emphasize credit quality and believes that pre-funding analysis and diligent intervention at the first signs of delinquency will help to manage these levels.

        The following table is a summary of non-performing loans and renegotiated loans for the years presented.

	Non-performing Loans As of December 31,
	2009	2008	2007	2006	2005
	(Dollar amounts in thousands)
Non-accrual loans:
Real estate	$24,420	$2,947	$1,160	$1,317	$1,231
Consumer	4	459	259	578	366
Commercial	716	7,298	2,133	2,094	3,970

Total	25,140	10,704	3,552	3,989	5,567
Loans past due 90 days or more and still accruing interest:
Real estate	1,664	28	331	47	12
Consumer	—	—	408	—	—
Commercial	147	112	2,266	46	594

Total loans past due 90 days or more	1,811	140	3,005	93	606
Troubled debt restructurings:
Real estate	5,938	—	—	—	—
Consumer	—	—	—	—	—
Commercial	307	285	267	319	150

Total troubled debt restructurings	6,245	285	267	319	150

Total non-performing loans	$33,196	$11,129	$6,824	$4,401	$6,323

        At December 31, 2009, there were no commercial loans for which payments are current, but where the borrowers were experiencing significant financial difficulties, that were not classified as non-accrual.

        The following summary shows the impact on interest income of non-accrual and restructured loans for the year ended December 31, 2009 (in thousands):

Amount of interest income on loans that would have been recorded under original terms	$642
Interest income reported during the period	$285

Provision and Allowance for Loan Losses

        The provision for loan losses for 2009 was $8.6 million compared to $4.8 million in 2008 and $1.0 million in 2007. The Company experienced growth in the loan portfolio of 2.8% in 2009 and 8.0% in 2008. Net charge-offs to average loans was 0.58% the year ended December 31, 2009 compared to 0.46% for the year ended December 31, 2008. The provision reflects the amount deemed appropriate by management to provide a best estimate of probable losses given the present risk characteristics of the loan portfolio. Management continues to evaluate and classify the credit quality of the loan portfolio utilizing a qualitative and quantitative internal loan review process and, based on the results of the analysis at December 31, 2009, management has determined that the current allowance for loan losses is adequate.

        The allowance for loan losses at December 31, 2009 was $11.4 million, or 1.26% of outstanding loans, compared to $8.1 million or 0.92% of outstanding loans at December 31, 2008. The increase in the provision from 2008 to 2009 is due primarily to economic conditions and an increase in nonperforming loans and the result of management's best estimate of probable losses and classification of the credit quality of the loan portfolio utilizing a qualitative and quantitative internal loan review process.

        The allowance for loan losses has been established based on certain impaired loans where it is recognized that the cash flows are discounted or where the fair value of the collateral is lower than the carrying value of the loan. The Company has also established an allowance on classified loans which are not impaired but are included in categories such as "doubtful", "substandard" and "special mention". Though being classified to one of these categories does not necessarily mean that the loan is impaired, it does indicate that the loan has identified weaknesses that increase its credit risk of loss. The Company has also established a general allowance on non-classified and non-impaired loans to recognize the probable losses that are associated with lending in general, though not due to a specific problem loan. The allowance for loan losses is an amount that management believes to be adequate to absorb probable losses in the loan portfolio. Additions to the allowance are charged through the provision for loan losses. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, value of any collateral, risk characteristics in the loan portfolio, and local and national economic conditions. All criticized and classified loans are analyzed individually while pass rated loans are evaluated by loan category based on historical performance. Based upon the results of such reviews, management believes that the allowance for loan losses at December 31, 2009 was adequate to absorb probable credit losses inherent in the portfolio as of that date.

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

	As of December 31,
	2009		2008		2007		2006		2005
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial	$4,745	56.2%	$6,851	56.4%	$6,125	54.9%	$6,451	50.9%	$6,318	49.4%
Residential Real Estate	6,170	43.4	263	43.1	233	44.4	216	48.3	229	49.0
Consumer	527	0.4	738	0.5	622	0.7	808	0.8	884	1.6

Total Allocated	11,442	100.0	7,852	100.0	6,980	100.0	7,475	100.0	7,431	100.0
Unallocated	7	—	272	—	284	—	136	—	188	—

Total	$11,449	100.0%	$8,124	100.0%	$7,264	100.0%	$7,611	100.0%	$7,619	100.0%

        The unallocated portion of the allowance is intended to provide for possible losses that are not otherwise accounted for and to compensate for the imprecise nature of estimating future loan losses. Management believes the allowance is adequate to cover the inherent risks associated with the Company's loan portfolio. While allocations have been established for particular loan categories, management considers the entire allowance to be available to absorb probable losses in any category.

        The following tables set forth an analysis of the Company's allowance for loan losses for the years presented.

Analysis of the Allowance for Loan Losses
(Dollar amounts in thousands, except ratios)

	Year Ended December 31,
	2009	2008	2007	2006	2005
Balance, Beginning of year	$8,124	$7,264	$7,611	$7,619	$7,248
Balance acquired in merger	—	—	—	—	—
Charge-offs:
Commercial	1,226	3,613	1,087	708	663
Real Estate	4,078	30	56	356	413
Consumer	173	430	405	241	202

Total	5,477	4,073	1,548	1,305	1,278
Recoveries:
Commercial	148	79	112	59	53
Real Estate	52	—	53	94	89
Consumer	30	19	38	60	47

Total	230	98	203	213	189

Net Charge-offs	5,247	3,975	1,345	1,092	1,089

Provision Charged to Operations	8,572	4,835	998	1,084	1,460

Balance, End of Year	$11,449	$8,124	$7,264	$7,611	$7,619

Average Loans(1)	$895,598	$857,835	$791,440	$711,240	$632,631
Ratio of Net Charge-offs to Average Loans	0.58%	0.46%	0.17%	0.15%	0.17%
Ratio of Allowance to Loans, End of Year	1.26%	0.92%	0.88%	1.00%	1.16%

(1)
Excludes loans held for sale

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

        A credit loan committee comprised of senior management approves commercial and consumer loans with total loan exposures in excess of $2 million. The executive loan committee comprised of senior management and 5 independent members from the Board of Directors approves commercial and consumer loans with total exposures in excess of $4.5 million up to the Bank's legal lending limit. One of the affirmative votes on both the credit and/or executive loan committee must be either the Chief Credit Officer or the Chief Lending Officer in order to ensure that proper standards are maintained.

        Lending authorities are granted to individuals based on position and experience. All commercial loan approvals require dual signatures. Loans over $1,000,000 and up to $2,000,000 require the additional approval of the Chief Lending Officer ("CLO"), Chief Credit Officer ("CCO"), Senior Credit Officer and/or the Bank Chief Executive Officer ("CEO"). Loans in excess of $2,000,000 are presented to the Bank's Credit Committee, comprised of the Chief Lending Officer, Chief Credit Officer, Senior Credit Officer, Chief Risk Officer (non-voting), and selected market Executives. The Credit Committee can approve loans up to $4,500,000 and recommend loans to the Executive Loan Committee for approval up to the Bank's legal lending limit of approximately $15.2 million at December 31, 2009. The Executive Loan Committee is composed of the Bank CEO, the Chief Lending Officer, the Chief Credit Officer, the Chief Financial Officer, Senior Credit Officer, the Chief Risk Officer (non-voting member) and selected Board members. At least one affirmative vote in both the Credit Committee and the Executive Loan Committee must come from the CCO or the CLO. Individual joint lending authority is granted based on the level of experience of the individual for commercial loan exposures under $2 million. Higher risk credits (as determined by internal loan ratings) and unsecured facilities (in excess of $100,000) require the signature of an officer with more credit experience.

        The Bank has established an "in-house" lending limit of 80% of its legal lending limit and, at December 31, 2009, the Bank had one loan relationship in excess of its in-house limit. One client had a loan exposure of $12.2 million that was approximately $100,000 over the 80% in-house limit. However, the client's total loans outstanding as of December 31, 2009 were approximately $5.0 million. Although Bank policy does not prohibit going over the 80% limit but these credits need to be of "high quality".

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

        The Bank's written loan policies are continually evaluated and updated as necessary to reflect changes in the marketplace. Annually, credit loan policies are approved by the Bank's Board of Directors thus providing Board oversight. These policies require specified underwriting, loan documentation and credit analysis standards to be met prior to funding.

        One of the key components of the Bank's commercial loan policy is loan to value. The following guidelines serve as the maximum loan to value ratios which the Bank would normally consider for new loan requests. Generally, the Bank will use the lower of cost or market when determining a loan to value ratio (except for investment securities). The values are not appropriate in all cases, and Bank lending personnel, pursuant to their responsibility to protect the Bank's interest, seek as much collateral as practical.

Commercial Real Estate
a) Unapproved land (raw land)	50%
b) Approved but Unimproved land	65%
c) Approved and Improved land	75%
d) Improved Real Estate	80%
Investments
a) Stocks listed on a nationally recognized exchange Stock value should be greater than $10.	75%
b) Bonds, Bills, Notes
c) US Gov't obligations (fully guaranteed)	95%
d) State, county, & municipal general obligations rated BBB or higher	varies: 65 - 80%
Corporate obligations rated BBB or higher	varies: 65 - 80%
Other Assets
a) Accounts Receivable (eligible)	80%
b) Inventory (raw material and finished goods)	50%
c) Equipment (new)	80%
d) Equipment (purchase money used)	70%
e) Cash or cash equivalents	100%

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

Loan Portfolio

        The following table sets forth the Company's loan distribution at the periods presented:

	December 31,
	2009	2008	2007	2006	2005
	(Dollar amounts in thousands)
Commercial, Financial, and Agricultural	$512,238	$499,847	$450,353	$389,455	$322,875
Real Estate Construction	100,713	89,556	79,414	96,163	61,123
Residential Real Estate	294,772	292,707	285,330	272,925	259,434
Consumer	3,241	4,195	5,901	6,240	10,812

Total	$910,964	$886,305	$820,998	$764,783	$654,244

Loan Maturities

        The following table shows the maturity of commercial, financial and agricultural loans outstanding at December 31, 2009:

	Maturities of Outstanding Loans
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollar amounts in thousands)
Commercial, Financial, and Agricultural	$138,367	$201,174	$172,697	$512,238
Real Estate Construction	66,424	23,166	11,123	100,713

Securities Portfolio

        The following table sets forth the amortized cost of the Company's investment securities at its last three fiscal year ends:

	As of December 31,
Securities Available For Sale	2009	2008	2007
	(Dollar amounts in thousands)
U.S. Government agency securities	$23,087	$9,438	$5,889
Agency residential mortgage-backed debt securities	183,104	151,782	117,490
Non-Agency collateralized mortgage obligations	22,970	34,163	18,648
Obligations of states and political subdivisions	33,436	26,582	20,582
Trust preferred securities—single issuer	500	500	500
Trust preferred securities—pooled	5,957	8,408	8,446
Corporate and other debt securities	2,444	4,264	5,434
Equity securities	3,368	3,398	11,183

Total	$274,866	$238,535	$188,172

	As of December 31,
Securities Held to Maturity	2009	2008	2007
	(Dollar amounts in thousands)
Trust preferred securities—single issuer	$2,012	$2,019	$2,020
Trust preferred securities—pooled	1,023	1,041	1,058

Total	$3,035	$3,060	$3,078

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

	Amortized Cost at December 31, 2009
Securities Available For Sale	Due in 1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total	Fair Value
	(Dollars in thousands except percentage data)
U.S. Government agency securities	$—	$—	$2,193	$20,894	$23,087	$22,897
	—%	—%	4.14%	5.79%	5.63%
Obligations of states and political subdivisions	$—	$—	$361	$33,075	$33,436	$33,640
	—%	—%	4.00%	4.47%	4.46%
Trust preferred securities—single issuer	$—	$—	$—	$500	$500	$420
Trust preferred securities—pooled	—	—	—	5,957	5,957	496
Corporate and other debt securities	1,275	—	1,169	—	2,444	2,338
Equity securities	—	—	—	3,368	3,368	2,506

Total	$1,275	$—	$1,169	$9,825	$12,269	$5,760

	7.75%	—%	5.33%	3.38%	4.02%
Agency residential mortgage-backed debt securities	$—	$—	$—	$183,104	$183,104	187,903
Non-Agency collateralized mortgage obligations	—	—	2,119	20,851	22,970	17,830

Total	$—	$—	$2,119	$203,955	$206,074	$205,733

	—%	—%	6.75%	4.98%	4.98%

	Amortized Cost at December 31, 2009
Securities Held to Maturity	Due in 1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	Total	Fair Value
	(Dollars in thousands except percentage data)
Trust preferred securities—single issuer	$—	$—	$—	$2,012	$2,012	$1,760
Trust preferred securities—pooled	—	—	—	1,023	1,023	97

Total	$—	$—	$—	$3,035	$3,035	$1,857

	—%	—%	—%	7.76%	7.76%

Maturity of Certificates of Deposit of $100,000 or More

        The following table sets forth the amounts of the Bank's certificates of deposit of $100,000 or more by maturity date.

December 31, 2009
(Dollar amounts in thousands)
Three Months or Less	$44,510
Over Three Through Six Months	49,736
Over Six Through Twelve Months	54,202
Over Twelve Months	100,247

TOTAL	$248,695

Average Deposits and Average Rates by Major Classification

        The following table sets forth the average balances of the Bank's deposits and the average rates paid for the years presented.

	Year Ended December 31,
	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars amounts in thousands)
Non-interest bearing demand	$107,629		$107,642		$106,782
Interest bearing demand	301,403	1.48%	238,144	1.95%	222,335	2.88%
Savings deposits	77,823	0.97%	84,453	1.70%	90,419	2.91%
Time deposits	460,374	3.20%	351,011	4.22%	322,235	4.78%

Total	$947,229		$781,250		$741,771

Other Borrowed Funds

        Other borrowings at December 31, 2009 consisted of overnight borrowings from the FHLB under a repurchase agreement, overnight borrowings from other correspondent financial institutions, and repurchase agreements with customers and other financial institutions. The borrowings are collateralized by certain qualifying assets of the Bank.

        There were no Federal funds purchased by the Bank at December 31, 2009 and $53.4 million were purchased at December 31, 2008. The federal funds purchased typically mature in one day.

        Information concerning the short-term borrowings is summarized as follows:

	As of December 31,
	2009	2008	2007
	(Dollar amounts in thousands, except percentage data)
Federal funds purchased:
Average balance during the year	$2,694	$76,307	$76,805
Average rate during the year	0.66%	2.35%	5.06%
Securities sold under agreements to repurchase:
Average balance during the year	21,046	25,000	26,781
Average rate during the year	0.99%	2.10%	4.05%
Maximum month end balance of short-term borrowings during the year	$29,444	$124,308	$155,110

Dividends and Shareholders' Equity

        The Company declared common stock cash dividends in 2009 of $0.30 per share and $0.50 per share in 2008.

	Year Ended December 31,
	2009	2008	2007
Return on average assets	0.05%	0.05%	0.70%
Return on average equity	0.51%	0.54%	7.15%
Dividend payout ratio	506.10%	503.89%	58.53%
Average equity to average assets	9.38%	8.95%	9.78%

        Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Company's disclosure relating to it in this "Management's Discussion and Analysis".

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        The discussion concerning the effects of interest rate changes on the Company's estimated net interest income for the year ended December 31, 2009 set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity" in Item 7 hereof, is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
VIST Financial Corp.
Wyomissing, Pennsylvania

        We have audited the accompanying consolidated balance sheets of VIST Financial Corp. and its subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2009. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VIST Financial Corp. and its subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VIST Financial Corp.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2010 expressed an unqualified opinion.

/s/ PARENTEBEARD LLC
ParenteBeard LLC Reading, Pennsylvania March 31, 2010

VIST FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

	December 31,
	2009	2008
ASSETS
Cash and due from banks	$18,487	$18,964
Federal funds sold	8,475	—
Interest-bearing deposits in banks	410	320

Total cash and cash equivalents	27,372	19,284
Mortgage loans held for sale	1,962	2,283
Securities available for sale	268,030	226,665
Securities held to maturity, fair value 2009—$1,857; 2008—$1,926	3,035	3,060
Federal Home Loan Bank stock	5,715	5,715
Loans, net of allowance for loan losses 2009—$11,449; 2008—$8,124	899,515	878,181
Premises and equipment, net	6,114	6,591
Other real estate owned	5,221	263
Identifiable intangible assets	4,186	4,833
Goodwill	39,982	39,732
Bank owned life insurance	18,950	18,552
FDIC prepaid deposit insurance	5,712	—
Other assets	22,925	20,911

Total assets	$1,308,719	$1,226,070

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	$102,302	$108,645
Interest bearing	918,596	741,955

Total deposits	1,020,898	850,600
Securities sold under agreements to repurchase	115,196	120,086
Federal funds purchased	—	53,424
Long-term debt	20,000	50,000
Junior subordinated debt, at fair value	19,658	18,260
Other liabilities	7,539	10,071

Total liabilities	1,183,291	1,102,441

Shareholders' equity
Preferred stock: $0.01 par value; authorized 1,000,000 shares; $1,000 liquidation preference per share; 25,000 shares of Series A 5% (increasing to 9% in 2014) cumulative preferred stock issued and outstanding; Less: discount of $1,908 at December 31, 2009 and $2,307 at December 31, 2008	23,092	22,693
Common stock, $5.00 par value; authorized 20,000,000 shares; issued: 5,819,174 shares at December 31, 2009 and 5,768,429 shares at December 31, 2008	29,096	28,842
Stock warrant	2,307	2,307
Surplus	63,744	64,349
Retained earnings	11,892	14,757
Accumulated other comprehensive loss	(4,512)	(7,834)
Treasury stock; 10,484 shares at December 31, 2009 and 68,354 shares at December 31, 2008, at cost	(191)	(1,485)

Total shareholders' equity	125,428	123,629

Total liabilities and shareholders' equity	$1,308,719	$1,226,070

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009, 2008 and 2007
(Amounts in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Interest and dividend income:
Interest and fees on loans	$49,900	$54,532	$59,234
Interest on securities:
Taxable	11,453	9,942	7,859
Tax-exempt	1,253	959	571
Dividend income	115	393	384
Other interest income	19	12	28

Total interest and dividend income	62,740	65,838	68,076

Interest expense:
Interest on deposits	19,989	20,874	24,428
Interest on short-term borrowings	18	1,826	3,940
Interest on securities sold under agreements to repurchase	4,421	4,128	3,906
Interest on long-term debt	1,509	2,372	663
Interest on junior subordinated debt	1,381	1,437	1,898

Total interest expense	27,318	30,637	34,835

Net interest income	35,422	35,201	33,241
Provision for loan losses	8,572	4,835	998

Net interest income after provision for loan losses	26,850	30,366	32,243

Other income:
Customer service fees	2,443	2,964	2,657
Mortgage banking activities, net	1,255	897	1,894
Commissions and fees from insurance sales	12,254	11,284	11,362
Broker and investment advisory commissions and fees	714	813	886
Earnings on investment in life insurance	391	690	806
Other commissions and fees	1,933	1,688	1,741
Gains on sale of loans	—	47	164
Other income	565	826	661
Net realized gains (losses) on sales of securities	344	(7,230)	(2,324)
Total other-than-temporary impairment losses:
Total other-than-temporary impairment losses on investments	(5,569)	—	—
Portion of non-credit impairment loss recognized in other comprehensive loss	3,101	—	—

Net credit impairment loss recognized in earnings	(2,468)	—	—

Total other income	17,431	11,979	17,847

Other expense:
Salaries and employee benefits	22,134	22,078	21,561
Occupancy expense	4,160	4,707	4,309
Equipment expense	2,495	2,690	2,545
Marketing and advertising expense	1,011	1,635	1,672
Amortization of identifiable intangible assets	647	629	622
Professional services	2,480	2,594	1,835
Outside processing services	3,983	3,334	3,203
FDIC deposit and other insurance expense	2,479	1,262	614
Other real estate owned expense	2,562	834	374
Other expense	3,752	3,875	4,139

Total other expense	45,703	43,638	40,874

Income (loss) before income taxes	(1,422)	(1,293)	9,216
Income taxes (benefit)	(2,029)	(1,858)	1,746

Net income	607	565	7,470
Preferred stock dividends and discount accretion	(1,649)	—	—

Net (loss) income available to common shareholders	$(1,042)	$565	$7,470

Basic (loss) earnings per common share	$(0.18)	$0.10	$1.32

Diluted (loss) earnings per common share	$(0.18)	$0.10	$1.31

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock
	Number of Shares Issued	Liquidation Value	Number of Shares Issued	Par Value	Stock Warrant	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2006	—	$—	5,454,589	$27,273	$—	$58,733	$20,302	$(2,526)	$(1,652)	$102,130
Adjustment to opening balance, net of tax, for the adoption of FASB ASC 825	—	—	—	—	—	—	(409)	—	—	(409)
Adjusted opening balance, January 1, 2007	—	—	5,454,589	27,273	—	58,733	19,893	(2,526)	(1,652)	101,721

Comprehensive income:
Net income	—	—	—	—	—	—	7,470	—	—	7,470
Change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	—	—	—	1,410	—	1,410

Total comprehensive income										8,880

Purchase of treasury stock (35,000 shares)	—	—	—	—	—	—	—	—	(660)	(660)
Additional consideration in connection with acquisitions (13,381 shares)	—	—	—	—	—	14	—	—	306	320
Common stock dividend (5%)	—	—	270,413	1,353	—	4,591	(5,944)	—	—	—
Common stock issued in connection with directors' compensation	—	—	9,323	46	—	176	—	—	—	222
Common stock issued in connection with director and employee stock purchase plans	—	—	12,673	63	—	159	—	—	—	222
Tax benefits from employee stock transactions	—	—	—	—	—	12	—	—	—	12
Compensation expense related to stock options	—	—	—	—	—	255	—	—	—	255
Common stock cash dividends paid ($0.77 per share)	—	—	—	—	—	—	(4,380)	—	—	(4,380)

Balance, December 31, 2007	—	—	5,746,998	28,735	—	63,940	17,039	(1,116)	(2,006)	106,592
Comprehensive loss:
Net income	—	—	—	—	—	—	565	—	—	565
Change in net unrealized gains (losses) on securities available for sale, net of tax effect	—	—	—	—	—	—	—	(6,718)	—	(6,718)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(6,153)

Issuance of preferred stock	25,000	25,000	—	—	—	—	—	—	—	25,000
Preferred stock discount accretion	—	(2,307)	—	—	—	—	—	—	—	(2,307)
Stock warrants	—	—	—	—	2,307	—	—	—	—	2,307
Additional consideration in connection with acquisitions (21,499 shares)	—	—	—	—	—	(137)	—	—	521	384
Common stock issued in connection with directors' compensation	—	—	10,808	54	—	139	—	—	—	193
Common stock issued in connection with director and employee stock purchase plans	—	—	10,623	53	—	88	—	—	—	141
Compensation expense related to stock options	—	—	—	—	—	319	—	—	—	319
Common stock cash dividends declared ($0.50 per share)	—	—	—	—	—	—	(2,847)	—	—	(2,847)

Balance, December 31, 2008	25,000	22,693	5,768,429	28,842	2,307	64,349	14,757	(7,834)	(1,485)	123,629
Comprehensive income:
Net income	—	—	—	—	—	—	607	—	—	607
Change in net unrealized gains (losses) on securities available for sale, net of tax effect and reclassification adjustments for restated losses and impairment charges	—	—	—	—	—	—	—	3,322	—	3,322

Total comprehensive income										3,929

Preferred stock discount accretion	—	399	—	—	—	—	—	—	—	399
Stock warrants	—	—	—	—	—	—	(399)	—	—	(399)
Reissuance of 57,870 shares of treasury stock	—	—	—	—	—	(870)	—	—	1,294	424
Restricted stock issued in connection with employee compensation	—	—	7,000	35	—	(35)	—	—	—	—
Common stock issued in connection with directors' compensation	—	—	28,243	141	—	77	—	—	—	218
Common stock issued in connection with director and employee stock purchase plans	—	—	15,502	78	—	25	—	—	—	103

 VIST FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
Years Ended December 31, 2009, 2008 and 2007
(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock
	Number of Shares Issued	Liquidation Value	Number of Shares Issued	Par Value	Stock Warrant	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Compensation expense related to stock options	—	—	—	—	—	198	—	—	—	198
Common stock cash dividends paid ($0.30 per share)	—	—	—	—	—	—	(1,732)	—	—	(1,732)
Preferred stock cash dividends paid or declared	—	—	—	—	—	—	(1,341)	—	—	(1,341)

Balance, December 31, 2009	25,000	$23,092	5,819,174	$29,096	$2,307	$63,744	$11,892	$(4,512)	$(191)	$125,428

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2009, 2008 and 2007
(Dollar amounts In thousands)

	Years Ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities
Net income	$607	$565	$7,470
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,572	4,835	998
Provision for depreciation and amortization of premises and equipment	1,332	1,470	1,539
Amortization of identifiable intangible assets	647	629	622
Deferred income taxes	(3,958)	(345)	(45)
Director stock compensation	218	193	222
Net amortization of securities premiums and discounts	851	14	160
Amortization of mortgage servicing rights	150	202	143
Decrease in mortgage servicing rights	—	(6)	(8)
Net realized losses (gains) on sales of other real estate owned (included in other expense)	1,117	120	(28)
Impairment charge on investment securities recognized in earnings	2,468	—	—
Net realized (gains) losses on sales of securities	(344)	7,230	2,324
Proceeds from sales of loans held for sale	65,514	42,787	100,014
Net gains on sales of loans held for sale (included in mortgage banking activities)	(1,168)	(831)	(1,743)
Loans originated for sale	(64,025)	(41,074)	(95,854)
Realized gain on sale of premises and equipment (included in other income)	(25)	—	—
Increase in bank owned life insurance	(398)	(695)	(667)
Compensation expense related to stock options	198	319	255
Net change in fair value of junior subordinated debt	1,398	(1,972)	103
Net change in fair value of interest rate swaps	(1,214)	1,407	—
(Increase) decrease in accrued interest receivable and other assets	(5,630)	7,816	66
Decrease in accrued interest payable and other liabilities	(1,528)	(8,314)	(11,667)

Net Cash Provided by Operating Activities	4,782	14,350	3,904

Cash Flow From Investing Activities
Investment securities:
Purchases—available for sale	(182,598)	(182,595)	(169,175)
Principal repayments, maturities and calls—available for sale	77,405	33,631	23,334
Proceeds from sales—available for sale	65,912	91,376	118,654
Net increase in loans receivable	(41,232)	(70,022)	(59,755)
Proceeds from sale of loans	—	740	2,195
Net increase in Federal Home Loan Bank stock	—	(153)	(985)
Sales of other real estate owned	5,251	166	337
Proceeds from the sale of premises and equipment	259	—	—
Purchases of premises and equipment	(1,165)	(1,180)	(1,492)
Disposals of premises and equipment	76	11	2
Net cash used in acquisitions (contingent payments)	(250)	(1,750)	—

Net Cash Used In Investing Activities	(76,342)	(129,776)	(86,885)

See Notes to Consolidated Financial Statements.

 VIST FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31, 2009, 2008 and 2007
(Dollar amounts In thousands)

	Years Ended December 31,
	2009	2008	2007
Cash Flow From Financing Activities
Net increase in deposits	170,298	137,955	9,806
Net (decrease) increase in federal funds purchased	(53,424)	(64,786)	36,105
Net (decrease) increase in short-term securities sold under agreements to repurchase	(4,890)	9,205	19,894
Proceeds from long-term debt	—	20,000	40,000
Repayments of long-term debt	(30,000)	(15,000)	(14,500)
Issuance of preferred stock, including stock warrant	—	25,000	—
Purchase of treasury stock	—	—	(660)
Reissuance of treasury stock	424	384	320
Proceeds from the exercise of stock options and stock purchase plans	103	141	222
Tax benefits from employee stock transactions	—	—	12
Cash dividends paid on preferred and common stock	(2,863)	(3,978)	(4,264)

Net Cash Provided By Financing Activities	79,648	108,921	86,935

Increase (decrease) in cash and cash equivalents	8,088	(6,505)	3,954
Cash and Cash Equivalents:
January 1	19,284	25,789	21,835

December 31	$27,372	$19,284	$25,789

Cash Payments For:
Interest	$27,989	$30,421	$34,833

Taxes	$—	$703	$1,500

Supplemental Schedule of Non-cash Investing and Financing Activities
Transfer of loans receivable to real estate owned	$11,326	$736	$466

See Notes to Consolidated Financial Statements.

Note 1.    Significant Accounting Policies

Principles of Consolidation:

        On March 3, 2008, the Company changed its name from Leesport Financial Corp. to VIST Financial Corp. This re-branding initiative brought all the Leesport Financial Family of Companies under one new name and brand.

        The consolidated financial statements include the accounts of VIST Financial Corp. (the "Company"), a bank holding company, which has elected to be treated as a financial holding company, and its wholly-owned subsidiaries, VIST Bank (the "Bank"), VIST Insurance, LLC ("VIST Insurance") and VIST Capital Management, LLC ("VIST Capital"). As of December 31, 2009, the Bank's wholly-owned subsidiary was VIST Mortgage Holdings, LLC. All significant inter-company accounts and transactions have been eliminated.

Nature of Operations:

        The Bank provides full banking services. VIST Insurance provides risk management services, employee benefits insurance and personal and commercial insurance coverage through multiple insurance companies. VIST Capital provides investment advisory and brokerage services. VIST Mortgage Holdings, LLC provides mortgage brokerage services through its limited partnership agreements with unaffiliated third parties involved in the real estate services industry. First Leesport Capital Trust I, Leesport Capital Trust II and Madison Statutory Trust I are trusts formed for the purpose of issuing mandatory redeemable debentures on behalf of the Company. These trusts are wholly-owned subsidiaries of the Company, but are not consolidated for financial statement purposes. See "Junior Subordinated Debt" in Note 13 to the consolidated financial statements. The Company and the Bank are subject to the regulations of various federal and state agencies and undergo periodic examinations by various regulatory authorities.

Basis of Presentation:

        The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for year end financial information and with the instructions to Form 10-K. All significant inter-company accounts and transactions have been eliminated. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the results for the year ended December 31, 2009 have been included.

        The Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") became effective on July 1, 2009. On that date, the FASB's ASC became the official source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. The ASC supersedes all existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF") and related literature. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the ASC carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the ASC is superseded and deemed non-authoritative. While the conversion to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies, it does not change U.S. GAAP. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Subsequent Events:

        Effective April 1, 2009, the Company adopted FASB ASC 855, Subsequent Events. FASB ASC 855 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FASB ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred after December 31, 2009 through the date these financial statements were issued.

Use of Estimates:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the potential impairment of goodwill, intangible assets, restricted stock, the valuation of deferred tax assets, the calculations of income tax provisions and the determination of other-than-temporary impairment on securities.

Significant Group Concentrations of Credit Risk:

        Most of the Company's banking, insurance and wealth management activities are with customers located within Berks, Schuylkill, Philadelphia, Montgomery and Delaware Counties, as well as, within other southeastern Pennsylvania market areas. Note 7 to the consolidated financial statements included in this Form 10-K details the Company's investment securities portfolio for both available for sale and held to maturity investments. Note 8 to the consolidated financial statements included in this Form 10-K details the Company's loan concentrations. Although the Company has a diversified loan portfolio, its debtors' ability to honor contracts is influenced by the region's economy.

Reclassifications:

        Certain items in the 2008 and 2007 consolidated financial statements have been reclassified to conform to the presentation in the 2009 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

Presentation of Cash Flows:

        For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits in other banks.

Investment Securities and Related Impairment Evaluation:

        Certain debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. For the years ended December 31, 2009, 2008 and 2007, respectively, there are no securities classified as trading, therefore, there were no gains or losses included in earnings that were a result of transfers of securities from the available for sale category into a trading category. There were no sales or transfers from securities classified as held to maturity.

        For equity securities, when the Company has decided to sell an impaired available for sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other than temporary even if the decision to sell has not been made.

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

  •
  Adverse condition specific to a particular investment

  •
  Rating agency activities (e.g., downgrade)

  •
  Financial condition of an issuer

  •
  Dividend activities

  •
  Suspension of trading

  •
  Management intent

  •
  Changes in tax laws or other policies

  •
  Subsequent market value changes

  •
  Economic or industry forecasts

        Other-than-temporary impairment means management believes the security's impairment is due to factors that could include its inability to pay interest or dividends, its potential for default, and/or other factors. When a held to maturity or available for sale debt security is assessed for other-than-temporary impairment, management has to first consider (a) whether the Company intends to sell the security, and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an other-than-temporary impairment loss is recognized in the statement of operations equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an other-than-temporary impairment loss has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors. In assessing the level of other-than-temporary impairment attributable to credit loss, management compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total other-than-temporary impairment related to credit loss is recognized in earnings (as the difference between the fair value and the present value of the estimated cash flows), while the amount related to other factors is recognized in other comprehensive income. The total other-than-temporary impairment loss is presented in the statement of operations, less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

Federal Home Loan Bank Stock and Related Impairment Evaluation:

        The Company's banking subsidiary, VIST Bank, is required to maintain certain amounts of FHLB stock as a member of the FHLB. These equity securities are "restricted" in that they can only be sold back to the respective institutions or another member institution at par, therefore, they are less liquid than other tradable equity securities and are carried at amortized cost.

        The FHLB of Pittsburgh announced in December 2008 that it voluntarily suspended the payment of dividends and the repurchase of excess capital stock from member banks. The FHLB last paid a dividend in the third quarter of 2008. Accounting guidance indicates that an investor in FHLB

Pittsburgh capital stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that should reflect the investor's view of FHLB Pittsburgh's long-term performance, which includes factors such as its operating performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes on FHLB Pittsburgh, and accordingly, on the members of FHLB Pittsburgh and its liquidity and funding position. Based on the financial results of the FHLB for the year-ended December 31, 2009, management believes that the suspension of both the dividend payments and excess capital stock repurchase is temporary in nature. Management further believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding and has concluded that its investment in FHLB stock is not other-than-temporarily impaired. After evaluating all of these considerations, the Company believes the par value of its shares will be recovered. Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

Loans:

        Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, generally are stated at their outstanding unpaid principal balances, net of any deferred fees or costs on originated loans or unamortized premiums or discounts on purchased loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. These amounts are generally being amortized over the contractual life of the loan. Discounts and premiums on purchased loans are amortized to income using the interest method over the expected lives of the loans. The Bank has not underwritten any hybrid loans or sub-prime loans.

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

Bank-Owned Life Insurance:

        The Bank invests in bank owned life insurance ("BOLI") as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies is included in other income on the consolidated statements of operations.

Stock-Based Compensation:

        Prior to January 1, 2006, employee compensation expense under stock option plans was recognized only if options were granted with exercise prices below the market price of the related stock at the stock option grant date in accordance with the intrinsic value method of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Because the exercise price of the Company's employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted. The Company adopted the provisions of FASB ASC 718, "Share-Based Payment (Revised 2004)," on January 1, 2006. FASB ASC 718 eliminates the ability to account for stock-based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the consolidated statements of income based on their fair values on the measurement date, which, for the Company, is the date of the grant. The Company transitioned to fair-value based accounting for stock-based compensation using the modified-prospective transition method. Under the modified-prospective method, the Company is required to record compensation cost for new awards and to awards modified, purchased or cancelled after January 1, 2006. Additionally, compensation cost for the portion of non-vested awards (awards for which the requisite service has not been rendered) that were outstanding as of January 1, 2006 are being recognized prospectively over the remaining vesting period of such awards.

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

Goodwill and Other Intangible Assets:

        The Company accounts for goodwill and other intangible assets in accordance with FASB ASC 350, "Goodwill and Other Intangible Assets." FASB ASC 350 revised the accounting for purchased intangible assets and, in general, requires that goodwill no longer be amortized, but rather that it be tested for impairment on an annual basis at the reporting unit level, which is either at the same level or one level below an operating segment. Other acquired intangible assets with finite lives, such as purchased customer accounts, are required to be amortized over their estimated lives. Other intangible assets are amortized using the straight line method over estimated useful lives of four to twenty years.

        The Company performs an annual goodwill impairment test in the fourth quarter each year (see note 5 of the consolidated financial statements). The Company utilizes the following framework to evaluate whether an interim goodwill impairment test is required, given the occurrence of events or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

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

        The Company acknowledges that a decline in market capitalization may represent an event or change in circumstances that would more likely than not reduce the fair value of reporting unit below its carrying value. However, management does not place primary emphasis on the Company's market capitalization for a number of reasons, not the least of which is lack of liquidity of its common shares due to a lack of consistent trading volume. This view also considers that substantial value may result from the ability to leverage certain synergies or control. Therefore, management's valuation methodology for assessing annual (and evaluating subsequent indicators of) impairment is performed at a detailed level as it incorporates a more granular view of each reporting unit and the significant valuation inputs.

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

        Given that the level at which management performs its impairment testing for each reporting unit is more granular than simply market capitalization, management evaluates the underlying data and assumptions that comprise the most recent goodwill impairment test for evidence of deterioration at a level which may indicate the fair value of the reporting segment has meaningfully declined. While the Company's stock price continues to be influenced by the financial services sector as well as our relative small size, management does not believe that there has been a substantial change in the business climate relative to our valuation analysis. To the contrary, the Company believes the economy shows signs of stabilization.

        Given the timing of the completion of management's annual impairment test (December 31, 2009 as of October 31, 2009) and the evaluation of the relevant inputs that form the basis for management's estimate for the fair value of each reporting unit, management concluded that there has not been significant deterioration in the underlying inputs and assumptions which would lead it to conclude an interim goodwill impairment test was required.

        As of the time of the annual goodwill impairment test for 2009, the "Fair Value" of one of the units was less than the carrying amount. Therefore, a second step test was required. As a result of the third part valuation analysis and the second step test, the Company determined that no goodwill impairment write-off was necessary during 2009. The Company's stock, like the stock of many other financial services companies, is trading below both book value as well as tangible book value. The Company believes that the current market value does not represent the fair value of the Company when taken as a whole and in consideration of other relevant factors.

Income Taxes:

        The calculation of the provision for federal and state income taxes is complex and requires the use of estimates and judgments. In the Company's consolidated balance sheet, the Company maintains two accruals for income taxes: the Company's income tax payable represents the estimated amount currently due to the federal and state government and is reported as a component of "other liabilities"; the Company's deferred federal and state income tax asset or liability are reported as a component of "other assets" and represent the estimated impact of temporary differences between how the Company recognizes its assets and liabilities under GAAP, and how such assets and liabilities are recognized under the federal and state tax codes.

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

        The effective tax rate is based in part on the Company's interpretation of the relevant current tax laws. The Company believes the aggregate liabilities related to taxes are appropriately reflected in the consolidated financial statements. The Company reviews the appropriate tax treatment of all transactions taking into consideration statutory, judicial, and regulatory guidance in the context of the Company's tax positions. In addition, the Company relies on various tax opinions, recent tax audits, and historical experience. The Company files a consolidated U.S. Federal income tax return. The Company and its subsidiaries file individual shares or corporate net income state tax returns dependent upon the requirements as set forth by the state of Pennsylvania.

        From time to time, the Company engages in business transactions that may have an effect on its tax liabilities. Where appropriate, the Company obtains opinions of outside experts and has assessed the relative merits and risks of the appropriate tax treatment of business transactions taking into account statutory, judicial, and regulatory guidance in the context of the tax position. However, changes to the Company's estimates of accrued taxes can occur due to changes in tax rates, implementation of new business strategies, resolution of issues with taxing authorities regarding previously taken tax positions and newly enacted statutory, judicial, and regulatory guidance. Such changes could affect the amount of our accrued taxes and could be material to the Company's financial position and/or results of operations. (See Note 16 to the consolidated financial statements.)

Equity Method Investment:

        On December 29, 2003, the Bank entered into a limited partner subscription agreement with Midland Corporate Tax Credit XVI Limited Partnership, where the Bank receives special tax credits and other tax benefits. The Bank subscribed to a 6.2% interest in the partnership, which is subject to an adjustment depending on the final size of the partnership at a purchase price of $5 million. This investment of $3.2 million and $3.6 million is included and recorded in other assets as of December 31, 2009 and 2008, respectively, and is not guaranteed; therefore, it is accounted for in accordance with FASB ASC 970, "Accounting for Investments in Real Estate Ventures" using the equity method.

Segment Reporting:

        The Bank acts as an independent community financial services provider which offers traditional banking and related financial services to individual, business and government customers. Through its branch and automated teller machine networks, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services. Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial and retail operations of the Bank. As such, discrete financial information is not available and segment reporting for the Bank would not be meaningful. See Note 21 for a discussion of insurance operations, investment advisory and brokerage operations and mortgage banking operations.

Advertising:

        Advertising costs are expensed as incurred.

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

Note 2.    Earnings Per Common Share:

        Basic earnings per common share is calculated by dividing net income, less Series A Preferred Stock dividends, by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of common shares issuable upon exercise of employee stock stock options, if dilutive, using the treasury stock method. For 2009, dividends on the Series A Preferred Stock were $1.3 million and were subtracted from net income to arrive at net loss available for common shareholders for basic and diluted earnings (loss) per common share. For 2008, dividends on the Series A Preferred Stock were immaterial and were not included in income available for common shareholders or basic and diluted earnings per common share. For 2009, common shares issuable upon exercise of employee stock options have not been included because their inclusion would have an anitdilutive effect applicable to net loss per share.

        The Company's calculation of (loss) earnings per share for the years ended December 31, 2009, 2008, and 2007 is as follows:

	Net Income (numerator)	Weighted Average shares (denominator)	Per share amount
	(In thousands except per share data)
2009
Basic loss per share:
Net loss available to common shareholders	$(1,042)	5,781	$(0.18)
Effect of dilutive stock options	—	—	—

Diluted loss per share:
Net loss available to common shareholders plus assumed conversion	$(1,042)	5,781	$(0.18)

2008
Basic earnings per share:
Net income available to common shareholders	$565	5,689	$0.10
Effect of dilutive stock options	—	6	—

Diluted earnings per share:
Net income available to common shareholders plus assumed conversion	$565	5,695	$0.10

2007
Basic earnings per share:
Net income available to common shareholders	$7,470	5,672	$1.32
Effect of dilutive stock options	—	24	(0.01)

Diluted earnings per share:
Net income available to common shareholders plus assumed conversion	$7,470	5,696	$1.31

        Common stock equivalents, in the table above, exclude common stock options with exercise prices that exceed the average market price of the Company's common stock during the periods presented. Inclusion of these common stock options and would be anti-dilutive to the diluted earnings per common share calculation. For the years ended December 31, 2009, 2008 and 2007, anti-dilutive common stock options totaled 645,036, 506,632 and 338,155, respectively.

Note 3.    Comprehensive Income:

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

        The components of other comprehensive income (loss) and related tax effects were as follows:

	Years Ended December 31,
	2009	2008	2007
	(Dollar amounts in thousands)
Net income	$607	$565	$7,470

Other comprehensive income (loss)
Change in unrealized holding gains (losses) on available for sale securities	3,679	(17,409)	(188)
Change in non-credit impairment losses on available for sale securities	(769)	—	—
Reclassification adjustment for credit related impairment on investment security realized in income	2,468	—	—
Reclassification adjustment for investment (gains) losses realized in income	(344)	7,230	2,324

Net unrealized gains (losses)	5,034	(10,179)	2,136
Income tax effect	(1,712)	3,461	(726)

Other comprehensive income (loss)	3,322	(6,718)	1,410

Total comprehensive income (loss)	$3,929	$(6,153)	$8,880

Note 4.    Recently Issued Accounting Standards:

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

        In June 2009, the FASB issued FASB ASC 860, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor's continuing involvement in transferred financial assets. Specifically, among other aspects, FASB ASC 860 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB ASC 810 to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of this standard did not have a significant impact on our financial position or results of operations.

        In June 2009, the FASB issued FASB ASC 810, Amendments to FASB Interpretation No. 46(R). This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it's variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. FASB ASC 810 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. FASB ASC 810 is effective for fiscal years beginning after November 15, 2009. The adoption of this standard did not have a significant impact on our financial position or results of operations.

        In August 2009, the FASB issued an update (ASC No. 2009-05, Measuring Liabilities at Fair Value) impacting FASB ASC 820-10, Fair Value Measurement and Disclosures. The update provides clarification about measuring liabilities at fair value in circumstances where a quoted price in an active market for an identical liability is not available and the valuation techniques that should be used. The update also clarifies that when an estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update became effective for the Company for the reporting period ending September 30, 2009 and did not have a material impact on the Company's financial position or results of operations.

        In December 2009, the FASB issued Accounting Standards Update (ASU) 2009-16 Transfers and Servicing regarding FASB ASC 860 Accounting for Transfers of Financial Assets. This update amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets and is designed to improve financial reporting by eliminating the exceptions for qualifying special purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. The update requires enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. This ASU is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009. Early application is not permitted. No significant impact to amounts reported in the consolidated financial position or results of operations resulted from the adoption of ASU 2009-16.

        In January 2010, the FASB issued Accounting Standards Update (ASC) 2010-06 Fair Value Measurements and Disclosures regarding FASB ASC 820 Improving Disclosures about Fair Value Measurements. This update requires some new disclosures and clarifies some existing disclosure requirements as set forth in FASB ASC 820-10. The objective of the update is to improve transparency in financial reporting by requiring a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers, to present separately information about purchases, sales, issuances and settlements, to require an entity to use judgment in determining the appropriate class of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. No significant impact to amounts reported in the consolidated financial position or results of operations resulted from the adoption of ASU 2010-06.

Note 5.    Acquisitions Including Goodwill and Other Intangible Assets

Acquisitions

        On September 1, 2008, the Company paid cash of $1.8 million for Fisher Benefits Consulting, an insurance agency specializing in Group Employee Benefits, located in Pottstown, Pennsylvania. Fisher Benefits Consulting has become a part of VIST Insurance. As a result of the acquisition, VIST Insurance continues to expand its retail and commercial insurance presence in southeastern Pennsylvania counties. The results of Fisher Benefits Consulting operations have been included in the Company's consolidated financial statements since September 2, 2008.

        Included in the $1.8 million purchase price for Fisher Benefits Consulting was goodwill of $0.2 million and identifiable intangible assets of $1.6 million. Contingent payments totaling $750,000, or $250,000 for each of the first three years following the acquisition, will be paid if certain predetermined revenue target ranges are met. These payments are expected to be added to goodwill when paid. The contingent payments could be higher or lower depending upon whether actual revenue earned in each of the three years following the acquisition is less than or exceeds the predetermined revenue goals. A contingent payment of $250,000 was made in 2009 as predetermined revenue targets were met.

Goodwill

        The Company has goodwill and other intangible assets of $44.2 million at December 31, 2009 related to the acquisition of its banking, insurance and wealth management companies. The Company utilizes a third party valuation service to perform its annual goodwill impairment test in the fourth quarter of each calendar year.

Insurance services and investment services reporting units:

        In performing step one of the goodwill impairment tests, it was necessary to determine the fair value of the insurance services and investment services reporting units. The fair value of these reporting units was estimated using a weighted average of both an income approach and a market approach. The income approach utilizes level 3 inputs and uses a dividend discount analysis, which calculates the present value of all excess cash flows plus the present value of a terminal value. This approach calculates cash flows based on financial results after a change of control transaction. The Market Approach utilizes level 2 inputs and is used to calculate the fair value of a company by examining pricing multiples in recent acquisitions of companies similar in size and performance to the company being valued.

        Two key inputs to the income approach were our future cash flow projection and the discount rate. For the insurance services reporting unit, a 17.5% discount rate was applied based on recently reported expected internal rates of return by market participants in the financial services industry. For the investment services unit, a 15.0% to 25% discount rate range was applied which was representative of the required returns of investment of a market participant and the risk inherent in such an investment.

        The following lists the insurance services and investment services reporting units and identifies the respective reporting unit's fair value, the reporting unit's carrying amount, and the reporting unit goodwill with respect to the annual goodwill impairment test completed as of October 31, 2009:

Results of Annual Goodwill Impairment Testing

Reporting Segment	Fair Value at 10/31/2009	Carrying Amount* at 10/31/2009	Goodwill at 10/31/2009
	(Dollar amounts in thousands)
VIST Insurance, LLC	$18,567	$12,876	$11,192
VIST Capital Management	1,569	1,379	1,021

	$20,136	$14,255	$12,213

*
Includes Goodwill

        Our annual impairment assessment for our insurance services and investment services reporting units was completed in January 2010, with an effective date of October 31, 2009. Based on the results of the impairment analysis, no goodwill impairment was indicated.

Banking and financial services unit:

        In performing step one of the goodwill impairment test, it was necessary to determine the fair value of the banking and financial services reporting unit. The fair value of this reporting unit was estimated using a weighted average of a discounted dividend approach, a market ("selected transactions") approach, a change in control premium to parent market price approach, and a change in control premium to peer market price approach.

        The following lists the banking and financial services reporting unit and identifies the respective reporting unit's fair value, the reporting unit's carrying amount, and the reporting unit goodwill with respect to the annual goodwill impairment test completed as of December 31, 2009:

Results of Annual Goodwill Impairment Testing

Reporting Segment	Fair Value at 12/31/2009	Carrying Amount* at 12/31/2009	Goodwill at 12/31/2009
	(Dollar amounts in thousands)
VIST Bank	$91,125	$114,039	$27,769

	$91,125	$114,039	$27,769

*
Includes Goodwill

        Our annual impairment assessment for our banking and financial services reporting unit was completed in January 2010, with an effective date of December 31, 2009. Based on the results of the impairment analysis, the fair value of the recorded goodwill of this reporting unit was less than its carrying amount and, therefore, a Step Two goodwill impairment evaluation test was performed to assess the proper carrying value of goodwill.

        In accordance with ASC Topic 350-20-35-8, a Step Two goodwill impairment evaluation test was undertaken for our banking and financial services reporting unit. The Step Two test follows the purchase price allocation method which, in determining the implied fair value of goodwill, the fair value of net assets (fair value of all assets other than goodwill, minus fair value of liabilities) is subtracted from the fair value of the reporting unit. We made fair value estimates for all material balance sheet accounts to reflect the estimated fair value of the Company's unrecorded adjustments to assets and liabilities including: loans, investment securities, building, core deposit intangible, certificates of deposit and borrowings. The Step Two analysis involves the determination of the fair value of the banking and financial services reporting unit's assets and liabilities.

        Based on the results of the Step Two goodwill impairment analysis, the fair value of the banking and financial services reporting unit's goodwill was more than its carrying amount, therefore no goodwill impairment charge was indicated.

        In summary, management believes that its goodwill in its reporting units is not impaired as of December 31, 2009.

        The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

	Banking and Financial Services	Insurance	Brokerage and Investment Services	Total
	(Dollar amounts in thousands)
Balance as of January 1, 2008	$27,768	$10,400	$1,021	$39,189
Goodwill acquired during the year 2008	—	223	—	223
Contingent payments during the year 2008	—	320	—	320

Balance as of December 31, 2008	27,768	10,943	1,021	39,732
Contingent payments during the year 2009	—	250	—	250

Balance as of December 31, 2009	$27,768	$11,193	$1,021	$39,982

Other Intangible Assets

        In accordance with the provisions of FASB ASC 350, the Company amortizes other intangible assets over the estimated remaining life of each respective asset. Amortizable intangible assets were composed of the following:

	December 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollar amounts in thousands)
Amortizable intangible assets:
Purchase of client accounts (20 year weighted average useful life)	$4,805	$1,232	$4,805	$992
Employment contracts (7 year weighted average useful life)	1,135	1,102	1,135	968
Assets under management (20 year weighted average useful life)	184	68	184	58
Trade name (20 year weighted average useful life)	196	196	196	196
Core deposit intangible (7 year weighted average useful life)	1,852	1,388	1,852	1,125

Total	$8,172	$3,986	$8,172	$3,339

Aggregate Amortization Expense:
For the year ended December 31, 2009	$647
For the year ended December 31, 2008	629
For the year ended December 31, 2007	622
Estimated Amortization Expense:
For the year ending December 31, 2010	$534
For the year ending December 31, 2011	461
For the year ending December 31, 2012	249
For the year ending December 31, 2013	249
For the year ending December 31, 2014	249
Subsequent to 2014	2,444

Note 6.    Restrictions on Cash and Due from Banks

        The Federal Reserve Bank requires the Bank to maintain average reserve balances. For the year 2009 and 2008, the average of the daily reserve balances required to be maintained approximated $4.5 million and $2.6 million, respectively.

Note 7.    Securities Available For Sale and Securities Held to Maturity

        The amortized cost and estimated fair values of securities available for sale and securities held to maturity were as follows at December 31, 2009 and 2008:

	December 31, 2009				December 31, 2008
Securities Available For Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollar amounts in thousands)
U.S. Government agency securities	$23,087	$160	$(350)	$22,897	$9,438	$110	$(217)	$9,331
Agency residential mortgage-backed debt securities	183,104	5,518	(719)	187,903	151,782	3,176	(159)	154,799
Non-Agency collateralized mortgage obligations	22,970	115	(5,255)	17,830	34,163	39	(3,824)	30,378
Obligations of states and political subdivisions	33,436	450	(246)	33,640	26,582	42	(1,591)	25,033
Trust preferred securities—single issuer	500	—	(80)	420	500	—	(96)	404
Trust preferred securities—pooled	5,957	13	(5,474)	496	8,408	—	(7,682)	726
Corporate and other debt securities	2,444	1	(107)	2,338	4,264	—	(904)	3,360
Equity securities	3,368	13	(875)	2,506	3,398	34	(798)	2,634

Total investment securities available for sale	$274,866	$6,270	$(13,106)	$268,030	$238,535	$3,401	$(15,271)	$226,665

	December 31, 2009				December 31, 2008
Securities Held To Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollar amounts in thousands)
Trust preferred securities—single issuer	$2,012	$5	$(257)	$1,760	$2,019	$2	$(153)	$1,868
Trust preferred securities—pooled	1,023	—	(926)	97	1,041	—	(983)	58

Total investment securities held to maturity	$3,035	$5	$(1,183)	$1,857	$3,060	$2	$(1,136)	$1,926

        The age of unrealized losses and fair value of related investment securities available for sale and investment securities held to maturity at December 31, 2009 and December 31, 2008 were as follows:

	December 31, 2009
	Less than Twelve Months			More than Twelve Months			Total
Securities Available for Sale	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
	(Dollar amounts in thousands)
U.S. Government agency securities	$16,115	$(350)	9	$—	$—	—	$16,115	$(350)	9
Agency residential mortgage-backed debt securities	32,690	(719)	12	—	—	—	32,690	(719)	12
Non-Agency collateralized mortgage obligations	3,468	(368)	2	8,524	(4,887)	8	11,992	(5,255)	10
Obligations of states and political subdivisions	11,907	(246)	16	—	—	—	11,907	(246)	16
Trust preferred securities—single issuer	—	—	—	420	(80)	1	420	(80)	1
Trust preferred securities—pooled	—	—	—	482	(5,474)	8	482	(5,474)	8
Corporate and other debt securities	138	(31)	1	924	(76)	1	1,062	(107)	2
Equity securities	1,041	(24)	2	687	(851)	22	1,728	(875)	24

Total investment securities available for sale	$65,359	$(1,738)	42	$11,037	$(11,368)	40	$76,396	$(13,106)	82

	December 31, 2009
	Less than Twelve Months			More than Twelve Months			Total
Securities Held To Maturity	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
	(Dollar amounts in thousands)
Trust preferred securities—single issuer	$—	$—	—	$720	$(257)	1	$720	$(257)	1
Trust preferred securities—pooled	—	—	—	97	(926)	1	97	(926)	1

Total investment securities held to maturity	$—	$—	—	$817	$(1,183)	2	$817	$(1,183)	2

	December 31, 2008
	Less than Twelve Months			More than Twelve Months			Total
Securities Available for Sale	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
	(Dollar amounts in thousands)
U.S. Government agency securities	$5,707	$(217)	3	$—	$—	—	$5,707	$(217)	3
Agency residential mortgage-backed debt securities	9,470	(94)	2	1,389	(65)	2	10,859	(159)	4
Non-Agency collateralized mortgage obligations	18,614	(2,460)	12	3,134	(1,364)	2	21,748	(3,824)	14
Obligations of states and political subdivisions	22,740	(1,591)	40	—	—	—	22,740	(1,591)	40
Trust preferred securities—single issue	—	—	—	404	(96)	1	404	(96)	1
Trust preferred securities—pooled	—	—	—	726	(7,682)	9	726	(7,682)	9
Corporate and other debt securities	1,065	(157)	2	2,295	(747)	2	3,360	(904)	4
Equity securities	162	(53)	4	1,778	(745)	21	1,940	(798)	25

Total investment securities available for sale	$57,758	$(4,572)	63	$9,726	$(10,699)	37	$67,484	$(15,271)	100

	December 31, 2008
	Less than Twelve Months			More than Twelve Months			Total
Securities Held To Maturity	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
	(Dollar amounts in thousands)
Trust preferred securities—single issue	$823	$(153)	1	$—	$—	—	$823	$(153)	1
Trust preferred securities—pooled	58	(983)	1	—	—	—	58	(983)	1

Total investment securities held to maturity	$881	$(1,136)	2	$—	$—	—	$881	$(1,136)	2

        At December 31, 2009, there were 42 securities with unrealized losses in the less than twelve month category and 42 securities with unrealized losses in the twelve month or more category.

        A.    Obligations of U. S. Government Agencies and Corporations.    The unrealized losses on the Company's investments in obligations of U.S. Government agencies were caused by changing credit spreads in the market as a result of the ongoing economic crisis. At December 31, 2009, the fair value of the U. S. Government agencies and corporations bonds represented 8.5% of the total fair value of the available for sale securities held in the investment securities portfolio. The contractual cash flows are guaranteed by an agency of the U.S. Government. Because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009. Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

        B.    Mortgage-Backed Debt Securities.    The unrealized losses on the Company's investments in federal agency residential mortgage-backed securities and corporate (non-agency) collateralized mortgage obligations ("CMO") were primarily caused by changing credit and pricing spreads in the market as a result of the ongoing economic crisis. At December 31, 2009, federal agency residential mortgage-backed securities and collateralized mortgage obligations represented 70.1% of the total fair value of available for sale securities held in the investment securities portfolio and corporate (non-agency) collateralized mortgage obligations represented 6.7% of the total fair value of available for sale securities held in the investment securities portfolio. The Company purchased those securities at a price relative to the market at the time of the purchase. The contractual cash flows of those federal agency residential mortgage-backed securities are guaranteed by the U.S. Government. Because the decline in the market value of agency residential mortgage-backed debt securities is primarily attributable to changes in market pricing since the time of purchase and not credit quality, and because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009. Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

        As of December 31, 2009, the Company owned 10 corporate (non-agency) collateralized mortgage obligations whose aggregate historical cost basis is greater than estimated fair value. At December 31, 2009, amortized cost of $4.2 million of the non-agency CMO's were collateralized by commercial real estate and amortized cost of $18.8 million of the non-agency CMO's were collateralized by residential real estate. The Company uses a two step modeling approach to analyze each issue to determine whether or not the current unrealized losses are due to credit impairment and therefore other-than-temporarily impaired. Step one in the modeling process applies default and severity vectors to each security based on current credit data detailing delinquency, bankruptcy, foreclosure and real estate owned (REO) performance. The results of the vector analysis are compared to the security's current credit support coverage to determine if the security has adequate collateral support. If the security's current credit support coverage falls below certain predetermined levels, step two is utilized. In step two, the Company uses a third party to assist in calculating the present value of current estimated cash flows to ensure there are no adverse changes in cash flows during the quarter leading to an other-than-temporary-impairment. Management's assumptions used in step two include default and severity vectors and prepayment assumptions along with various other criteria including: percent decline in fair value; credit rating downgrades; probability of repayment of amounts due and changes in average life. At December 31, 2009, no CMO qualified for the step two modeling approach. Because of the results of the modeling process and because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider these CMO investments to be other-than-temporarily impaired at December 31, 2009. Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

        C.    State and Municipal Obligations.    The unrealized losses on the Company's investments in state and municipal obligations were primarily caused by changing credit spreads in the market as a result of the ongoing credit crisis and the deterioration of the creditworthiness of certain mono-line bond insurers. At December 31, 2009, state and municipal obligation bonds represented 12.6% of the total fair value of available for sale securities held in the investment securities portfolio. The Company purchased those obligations at a price relative to the market at the time of the purchase, and the tax advantaged benefit of the interest earned on these investments reduces the Company's federal tax liability. Because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009. Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

        D.    Other Debt Securities and Trust Preferred Securities.    Included in other debt securities available for sale at December 31, 2009, was 1 asset-backed security and 2 corporate debt issues representing 0.9% of the total fair value of available for sale securities. Included in trust preferred securities were single issue, trust preferred securities ("TRUPS" or "CDO") representing 0.2% and 94.8% of the total fair value of available for sale securities and the total held to maturity securities, respectively, and pooled TRUPS representing 0.2% and 5.2% of the total fair value of available for sale securities and the total held to maturity securities, respectively.

        The unrealized losses on other debt securities relate primarily to changing pricing due to the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Due to market conditions, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time. Because the Company has analyzed the credit risk and cash flow characteristics of these securities and the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

        As of December 31, 2009, the Company owned 3 single issuer TRUPS and 8 pooled TRUPS of other financial institutions whose aggregate historical cost basis is greater than their estimated fair value. Investments in trust preferred securities included (a) amortized cost of $2.5 million of single issuer TRUPS of other financial institutions with a fair value of $2.2 million and (b) amortized cost of $7.0 million of pooled TRUPS of other financial institutions with a fair value of $600,000. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary with the exception of five pooled TRUPS which were other than temporarily impaired at December 31, 2009 and resulted in a net credit impairment charge to earnings for the year ended December 31, 2009 of $2.4 million, as the Company's estimate of projected cash flows it expected to receive was less than the security's carrying value. The Company performs an ongoing analysis of these securities utilizing both readily available market data and third party analytical models. Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or AOCI to reduce the securities to their then current fair value.

        For pooled TRUPS, on a quarterly basis, the Company uses a third party model ("model") to assist in calculating the present value of current estimated cash flows to the previous estimate to ensure there are no adverse changes in cash flows. The model's valuation methodology is based on the premise that the fair value of a CDO's collateral should approximate the fair value of its liabilities. Conceptually, this premise is supported by the notion that cash generated by the collateral flows through the CDO structure to bond and equity holders, and that the CDO structure neither enhances nor diminishes its value. This approach was designed to value structured assets like TRUPS that currently do not have an active trading market, but are secured by collateral that can be benchmarked to comparable, publicly traded securities. The following describes the model's assumptions, cash flow projections, and the valuation approach developed using the market value equivalence approach:

Defaults and Expected Deferrals

        The model takes into account individual defaults that have already occurred by any participating entity within the pool of entities that make up the securities underlying collateral. The analyses show the individual names of each entity which are currently in default or have deferred their dividend payment. In light of the severity of current economic and credit market conditions, the model makes the conservative assumption that all deferring issuers will default. The model assesses incremental, near-term default risk by performing a ratio analysis designed to generate an estimate of the CAMELS rating that regulators use to assess the financial health of banks and thrifts which is updated quarterly. These shadow ratios reflect the key metrics that define the acronym CAMELS, specifically capital adequacy, asset quality, earnings, liquidity, and sensitivity to interest rates. The model calculates these ratios for each individual issuer in the TRUPS pool using publicly available data for the most recent quarter, and weighs the results. Capital adequacy and liquidity measures are emphasized relative to benchmark weights to account for the current stress on the banking system. The model assigned a numerical score to each issuer based on their CAMELS ratios, with scores ranging from 1 for the strongest institutions, to 4 and 5 for banks believed to be experiencing above average stress in the current credit cycle. Similar to the default assumption regarding deferring issuers, the model assumes that all shadow CAMEL ratings of 4 and 5 will also default. The model's assumptions incorporate the belief that the severity of the stress on the banking system has introduced the potential for a sudden and dramatic decline in the operating performance of banks. Although difficult to identify, the model uses an estimated pool-wide default probability of .36% annually for the duration of each deal. This default rate is consistent with Moody's idealized default probability for applicable corporate credits, and represents the base case default scenario used to model each deal.

Prepayments

        Generally, TRUPS are callable within five to ten years of issuance. Due to current market conditions and the limited, eight year history of TRUPS, prepayments are difficult to predict. The model assumes that prepayments will be limited to those issuers that are acquired by large banks with low financing costs. In deference to the conventional view that the banking industry will undergo significant consolidation over the next several years, the model conservatively estimates that 10% of TRUP's pools will be acquired and recapitalized over the next 3 to 4 years. Thereafter, the model assumes no further prepayments.

Auction Calls

        Auction calls are a structural feature designed to create a 10-year expected life for secured by 30-year TRUPS collateral. Auction call provisions mandate that at the end of the tenth year of a deal, the Trustee submit the collateral to auction at a minimum price sufficient to retire the deal's liabilities at par. If the initial auction is unsuccessful, turbo payments take effect that divert cash flows from equity holders to pay down senior bond principal, and auctions are repeated quarterly until successful.

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

Cash Flow Projections

        The model projects deal cash flows using a proprietary model that incorporates the priority of payments defined in each TRUPS offering memorandum, and specific structural features such as over collateralization and interest coverage tests. The model estimates gross collateral cash flows based on the default, recovery, prepayment, and auction call assumptions described above, a forward LIBOR curve, and the specific terms of each issue, including collateral coupon spreads, payment dates, first call dates, and maturity dates. To derive a measure of each security's net revenue, the model adjusts projected gross cash flows by an estimate of net hedge payments based on the terms of the deal's swap agreements, and subtracted the administrative expenses disclosed in each TRUPS offering memorandum. To project cash flows to bond and equity holders, the model analyzes net revenue projections through a vector of each TRUPS priority of payments. The model captures coupon payments to each tranche, the priority of principal distributions, and diversions of cash flows from each security's lower tranches to the senior tranche in the event of over-collateralization or interest coverage test failures.

Valuation

        The fair value of an asset is determined by the market's required rate of return for its cash flows. Identifying the market's required rate of return for the Notes is challenging, given that, over the last year, trading in TRUPS has virtually ceased, and the few secondary market transactions that have occurred have been limited to distressed sales that do not accurately represent a measure of fair value. This task of obtaining a reasonable fair value is further complicated by the fact that TRUPS do not have a benchmark index, such as the ABX, and are not readily comparable to other CDO asset classes. The model's solution to this problem was to rely on market value equivalence to derive the fair value of the Notes based on the model's assessment of the fair value of the underlying collateral. At this stage of the analysis, it is important to note that the model accounts for the negative credit migration of TRUPS pools by incorporating projected defaults and recoveries into the model's cash flow projections. Therefore, so as not to double-count incremental default risk when discounting these cash flows to fair value, the model produces a purchased yield discount rate for the each pool that reflects the pools credit rating at origination.

        Under market value equivalence, the decline in market value of the TRUPS liabilities should correspond to the decline in the market value of the collateral. Since there is no observable spread curve for TRUPS on which to base the allocation of this loss, the model allocates the loss pro rata across tranches. This assumption approximates a parallel shift in the credit curve, which is broadly consistent with the general movement of spreads during the credit crisis. The model then calculates internal rates of return for each tranche based on their loss-adjusted values and scheduled interest and principal income. These rates serve as the basis for the model's estimate of the market's required rate of return for each tranche, as originally rated.

        At this stage of the valuation, the model addressed the decline in the credit quality of the collateral. TRUPS are designed so that credit losses are absorbed sequentially within the capital structure, beginning with the equity tranche and ending with the senior notes. The par amount of the capital structure that is junior to a particular bond is called subordination, which is a measure of the collateral losses that can be sustained prior to that bond suffering a loss. As defaults occur, the bond's subordination is reduced or eliminated, increasing its default risk and reducing its market value. To account for this increased risk, the model reduces the subordination of each tranche by incremental defaults that projected to occur over the next two years, and then re-calibrates the market discount rate for each tranche based on the remaining subordination.

        The final step in our valuation was to discount the cash flows that the model projects for each tranche by their respective market required rates of return. To confirm that the model's valuation results were reliable, the model noted that under market equivalence constraints, the fair values of the TRUPS assets and liabilities should vary proportionately.

        The following table provides additional information related to our single issuer trust preferred securities:

	December 31, 2009
	Amortized Cost	Fair Value	Gross Unrealized Gain/Losses	Number of Securities
	(in thousands)
Investment grades:
BBB Rated	$977	$720	$(257)	1
Not rated	1,035	1,040	5	1
Not rated	500	420	(80)	1

Total	$2,512	$2,180	$(332)	3

        There were no interest deferrals or defaults in any of the single issuer trust preferred securities in our investment portfolio as of December 31, 2009.

        The following table provides additional information related to our pooled trust preferred securities as of December 31, 2009 :

Deal	Class	Book Value	Fair Value	Unrealized Gain/Loss	Lowest Credit Rating	# of Performing Issuers	Actual Deferral	Expected Deferral	Current Outstanding Collateral Balance	Current Tranche Subordination	Actual Defaults/ Deferrals as a % of Outstanding Collateral	Expected Deferrals/ Defaults as a % of Remaining Collateral	Excess Subordination as a % of Current Performing Collateral
	(Dollar amounts in thousands)
Pooled trust preferred securities for which and other-than-temporarily impairment charge has been recognized:
Holding #1	Class D-1	$—	$13	$13	Ca (Moody's)	48	$201,951	$6,000	$643,379	$65,472	31.4%	1.4%	0.0%
Holding #2	Class B-2	742	35	(707)	CC (Fitch)	24	96,750	6,500	247,750	33,000	39.1%	4.3%	0.0%
Holding #3	Class B	740	23	(717)	CC (Fitch)	24	122,600	28,000	345,500	62,650	35.5%	12.6%	0.0%
Holding #4	Class B-2	1,125	34	(1,091)	Ca (Moody's)	24	89,750	9,000	303,000	38,500	29.6%	4.2%	0.0%
Holding #5	Class B-3	470	15	(455)	Ca (Moody's)	54	128,750	6,000	601,775	53,600	21.4%	1.3%	0.0%

	Total	$3,077	$120	$(2,957)

Pooled trust preferred securities for which and other-than-temporarily impairment charge has not been recognized:
Holding #6	Class B-1	1,300	195	(1,105)	B+ (S&P)	15	$17,500	$15,000	$193,500	$108,700	9.0%	8.5%	17.5%
Holding #7	Class C	1,003	120	(883)	CCC (Fitch)	31	13,000	10,000	312,700	31,550	4.2%	3.3%	16.8%
Holding #8	Senior Subordinate	577	61	(516)	Baa2 (Moody's)	6	34,000	—	126,000	81,000	27.0%	0.0%	10.6%
Holding #9	Mezzanine (HTM)	1,023	97	(926)	CC (Fitch)	29	69,000	—	277,500	20,289	24.9%	0.0%	0.4%

	Total	$3,903	$473	$(3,430)

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

        E.    Equity Securities.    Included in equity securities available for sale at December 31, 2009, were equity investments in 28 financial services companies. The Company owns 1 qualifying Community Reinvestment Act ("CRA") equity investment with an amortized cost and fair value of approximately $1.0 million, respectively. The remaining 27 equity securities have an average amortized cost of approximately $88,000 and an average fair value of approximately $56,000. Testing for other-than-temporary-impairment for equity securities is governed by FASB ASC 320-10 issued in April 2009. While $687,000 in fair value of the equity securities has been below amortized cost for a period of more than twelve months, the Company believes the decline in market value of the equity investment in financial services companies is primarily attributable to changes in market pricing and not fundamental changes in the earning potential of the individual companies. For the three and twelve months ended December 31, 2009, respectively, the Company recognized in earnings an OTTI charge of $25,000 on one equity security as a result of a publicly announced agreement of sale in which the purchase price offered was less than our recorded amortized cost. The Company has the intent and ability to retain its investment in its equity securities for a period of time sufficient to allow for any anticipated recovery in market value. Other than the equity security related to the publicly announced agreement of sale, the Company does not consider the remaining equity securities to be other-than-temporarily-impaired as December 31, 2009.

        As of December 31, 2009, the fair value of all securities available for sale that were pledged to secure public deposits, repurchase agreements, and for other purposes required by law, was $225.7 million.

        The contractual maturities of investment securities available for sale at December 31, 2009, are set forth in the following table. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following summary.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollar amounts in thousands)
Due in one year or less	$1,275	$1,277	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	3,723	3,625	—	—
Due after ten years	60,426	54,889	3,035	1,857
Agency mortgage-backed debt securities	183,104	187,903	—	—
Non-Agency collateralized mortgage obligations	22,970	17,830	—	—
Equity securities	3,368	2,506	—	—

	$274,866	$268,030	$3,035	$1,857

        Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to the scheduled maturity without penalty.

        The following gross gains (losses) were realized on sales of investment securities available for sale included in earnings for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
	(Amounts in thousands)
Gross gains	$556	$490
Gross losses	(212)	(7,720)

Net realized (losses) gains on sales of securities	$344	$(7,230)

        The specific identification method was used to determine the cost basis for all investment security available for sale transactions.

        There are no securities classified as trading, therefore, there were no gains or losses included in earnings that were a result of transfers of securities from the available-for-sale category into a trading category.

        There were no sales or transfers from securities classified as held-to-maturity. There were no OTTI charges recorded on securities classified as held-to-maturity for the twelve months ended December 31, 2009 and 2008, respectively.

        See Note 3 to the consolidated financial statements for unrealized holding losses on available-for-sale securities for the periods reported.

        Other-than-temporary impairment recognized in earnings for the year ended December 31, 2009, for credit impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit impaired debt securities. Additionally, the credit loss component is reduced if (i) the Company receives the cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security, (ii) the security matures or (iii) the security is fully written down.

        Changes in the credit loss component of credit impaired debt and equity securities were:

Year Ended December 31, 2009
(Amounts in thousands)
Balance, beginning of period	$—

Additions:
Initial credit impairments	1,662
Subsequent credit impairments	806

Balance, end of period	$2,468

Note 8.    Loans

        The components of loans were as follows:

	December 31,
	2009	2008
	(In thousands)
Residential real estate—1 to 4 family	$169,009	$185,866
Residential real estate—multi family	38,994	34,869
Commercial	150,823	174,219
Commercial, secured by real estate	362,376	326,442
Construction	100,713	89,556
Consumer	3,108	3,995
Home equity lines of credit	86,916	72,137

	911,939	887,084
Net deferred loan fees	(975)	(779)
Allowance for loan losses	(11,449)	(8,124)

Loans, net of allowance for loan losses	$899,515	$878,181

        Changes in the allowance for loan losses were as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Balance, beginning	$8,124	$7,264	$7,611
Provision for loan losses	8,572	4,835	998
Loans charged off	(5,477)	(4,073)	(1,548)
Recoveries	230	98	203

Balance, ending	$11,449	$8,124	$7,264

        The recorded investment in impaired loans not requiring an allowance for loan losses was $6.3 million at December 31, 2009 and $3.2 million at December 31, 2008. The recorded investment in impaired loans requiring an allowance for loan losses was $18.9 million and $7.5 million at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the related allowance for loan losses associated with those loans was $3.8 million and $2.3 million, respectively. For the years ended December 31, 2009, 2008 and 2007, the average recorded investment in these impaired loans was $18.6 million, $8.8 million and $8.9 million, respectively; and the interest income recognized on impaired loans was $42,000 for 2009, $33,000 for 2008 and $407,000 for 2007.

        Loans on which the accrual of interest has been discontinued amounted to $25.1 million and $10.7 million at December 31, 2009 and 2008, respectively. Loan balances past due 90 days or more and still accruing interest but which management expects will eventually be paid in full, amounted to $1.8 million and $140,000 at December 31, 2009 and 2008, respectively.

Note 9.    Loan Servicing

        Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of these loans as of December 31, 2009 and 2008 was $14.2 million and $19.7 million, respectively.

        The balance of capitalized servicing rights included in other assets at December 31, 2009 and 2008, was $145,000 and $295,000, respectively. The fair value of these rights was $145,000 and $295,000, respectively. The fair value of servicing rights was determined using a 10.5 percent discount rate for 2009 and a 9.5 percent discount rate for 2008.

        The following summarizes mortgage servicing rights capitalized and amortized:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Mortgage servicing rights capitalized	$—	$6	$8

Mortgage servicing rights amortized	$150	$202	$143

Note 10.    Premises and Equipment

        Components of premises and equipment were as follows:

	December 31,
	2009	2008
	(In thousands)
Land and land improvements	$263	$263
Buildings	523	873
Leasehold improvements	4,362	3,910
Furniture and equipment	9,266	11,567

	14,414	16,613
Less accumulated depreciation	8,300	10,022

Premises and equipment, net	$6,114	$6,591

        Certain facilities and equipment are leased under various operating leases. Rental expense for these leases was $2.8 million, $3.3 million and $2.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        Future minimum rental commitments under non-cancelable leases as of December 31, 2009 were as follows (in thousands):

2010	$2,538
2011	2,231
2012	1,962
2013	1,942
2014	1,916
Subsequent to 2014	15,208

Total minimum payments	$25,797

Note 11.    Deposits

        The components of deposits were as follows:

	December 31,
	2009	2008
	(In thousands)
Demand, non-interest bearing	$102,302	$108,645
Demand, interest bearing	375,668	231,504
Savings	83,319	75,706
Time, $100,000 and over	248,695	195,812
Time, other	210,914	238,933

Total deposits	$1,020,898	$850,600

        At December 31, 2009, the scheduled maturities of time deposits were as follows (in thousands):

2010	$280,744
2011	106,617
2012	44,272
2013	19,299
2014	8,555
Thereafter	122

$459,609

Note 12.    Borrowings and Other Obligations

Borrowings

        At December 31, 2009 and 2008, the Bank had purchased federal funds from the FHLB and correspondent banks totaling $0 and $53.4 million, respectively.

        During 2009, the Bank did not enter into any securities sold under agreements to repurchase. During 2008, the Bank entered into securities sold under agreements to repurchase totaling $65 million. These securities sold under agreements to repurchase have 8 to 10 year terms, carry a fixed rate or a variable interest rate spread to the three month LIBOR rate ranging from 3.25% to 4.85%, and, at the contractual reset dates, may either convert to a fixed rate or variable rate loan or may be called. Total borrowings under these repurchase agreements were $100.0 million and $100.0 million at December 31, 2009 and 2008, respectively.

        These repurchase agreements are treated as financings with the obligations to repurchase securities sold reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains recorded as an asset, although the securities underlying the agreements are delivered to the broker who arranged the transactions. In certain instances, the brokers may have sold, loaned, or disposed of the securities to other parties in the normal course of their operations, and have agreed to deliver to the Company substantially similar securities at the maturity of the agreement. The broker/dealers who participated with the Company in these agreements are primarily broker/dealers reporting to the Federal Reserve Bank of New York. Securities underlying sales of securities under repurchase agreements consisted of investment securities that had an amortized cost of $124.1 million and a market value of $124.2 million at December 31, 2009.

        Securities sold under agreements to repurchase at December 31, 2009 and 2008 consisted of the following:

	Amount			Weighted Average Rate
	2009		2008	2009	2008
	(In thousands)
Fixed rate securities sold under agreements to repurchase maturing:
2015	$30,000	(1)	$30,000	4.07%	2.60%
2017	50,000	(2)	50,000	4.57	4.57
2018	20,000	(3)	20,000	5.85	4.75

Total securities sold under agreements to repurchase	$100,000		$100,000	4.68%	4.02%

(1)
$15 million callable 01/17/2010; $15 million callable 03/26/2010

(2)
$5 million callable 03/05/2010; $20 million callable 01/30/2010; $25 million callable 03/22/2010

(3)
$20 million callable 02/22/2010

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

        The securities underlying the agreements are under the Bank's control. The outstanding customer balances and related information of securities sold under agreements to repurchase are summarized as follows:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Average balance during the year	$21,046	$25,000	$26,781
Average interest rate during the year	0.99%	2.10%	4.05%
Weighted average interest rate at year-end	0.85%	1.10%	3.64%
Maximum month-end balance during the year	$29,183	$30,615	$32,560
Balance as of year-end	$15,196	$20,086	$25,881

        Long-term debt at December 31, 2009 and 2008 consisted of the following:

	Amount		Weighted Average Rate
	2009	2008	2009	2008
	(In thousands)
Fixed rate FHLB advances maturing:
2009	$—	$30,000	—%	4.28%
2010	10,000	10,000	3.45	3.45
2011	10,000	10,000	3.53	3.53

Total long term debt	$20,000	$50,000	3.49%	3.96%

        The Bank has a maximum borrowing capacity with the FHLB of approximately $346.5 million, of which $20.0 million of fixed rate term advances and letters of credit of $5.0 million were outstanding at December 31, 2009. The letters of credit are used to collateralize public deposits. Advances and letters of credit from the FHLB are secured by qualifying assets of the Bank.

  Long-Term Contract

        The Company has entered into a contract with a provider of information systems services for the supply of such services through April 2011. The Company is required to make minimum annual payments as follows, whether or not it uses the services (in thousands):

Year Ended	Amount
2010	$501
2011	167

Total minimum payments	$668

        Total expenditures during 2009, 2008 and 2007 in connection with the contract were $2.3 million, $1.9 million and $1.9 million, respectively.

Note 13.    Junior Subordinated Debt

        First Leesport Capital Trust I, a Delaware statutory business trust, was formed on March 9, 2000 and is a wholly-owned subsidiary of the Company. The Trust issued $5 million of 10 7/8% fixed rate capital trust pass-through securities to investors. First Leesport Capital Trust I purchased $5 million of fixed rate junior subordinated deferrable interest debentures from VIST Financial Corp. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial Corp. of the obligations of the Trust under the capital securities. The capital securities are redeemable by VIST Financial Corp. on or after March 9, 2010, at stated premiums, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on March 9, 2030. In October 2002, the Company entered into an interest rate swap agreement with a notional amount of $5 million that effectively converts the securities to a floating interest rate of six month LIBOR plus 5.25% (5.96% at December 31, 2009). In June 2003, the Company purchased a six month LIBOR plus 5.75% interest rate cap to create protection against rising interest rates for the above mentioned $5 million interest rate swap. Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by other interest rate swaps.

        On September 26, 2002, the Company established Leesport Capital Trust II, a Delaware statutory business trust, in which the Company owns all of the common equity. Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45% (3.72% at December 31, 2009). These debentures are the sole assets of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial Corp. of the obligations of the Trust under the capital securities. These securities must be redeemed in September 2032, but may be redeemed on or after November 7, 2007 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company. As of December 31, 2009, the Company has not exercised the call option on these debentures. In September 2008, the Company entered into an interest rate swap agreement that effectively converts the $10 million of adjustable-rate capital securities to a fixed interest rate of 7.25%. Interest began accruing on the Leesport Capital Trust II swap in February 2009.

        On June 26, 2003, Madison established Madison Statutory Trust I, a Connecticut statutory business trust. Pursuant to the purchase of Madison on October 1, 2004, the Company assumed Madison Statutory Trust I in which the Company owns all of the common equity. Madison Statutory Trust I issued $5 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10% (3.35% at December 31, 2009). These debentures are the sole assets of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial Corp. of the obligations of the Trust under the capital securities. These securities must be redeemed in June 2033, but may be redeemed on or after September 26, 2008 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company. In September 2008, the Company entered into an interest rate swap agreement that effectively converts the $5 million of adjustable-rate capital securities to a fixed interest rate of 6.90%. Interest began accruing on the Madison Statutory Trust I swap in March 2009.

        In January 2003, the Financial Accounting Standards Board issued FASB ASC 810, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" which was revised in December 2003. This Interpretation provides guidance for the consolidation of variable interest entities (VIEs). First Leesport Capital Trust I, Leesport Capital Trust II and Madison Statutory Trust I (the "Trusts") each qualify as a variable interest entity under FASB ASC 810. The Trusts issued mandatory redeemable preferred securities (Trust Preferred Securities) to third-party investors and loaned the proceeds to the Company. The Trusts hold, as their sole assets, subordinated debentures issued by the Company.

        FASB ASC 810 required the Company to deconsolidate First Leesport Capital Trust I and Leesport Capital Trust II from the consolidated financial statements as of March 31, 2004 and to deconsolidate Madison Statutory Trust I as of December 31, 2004. There has been no restatement of prior periods. The impact of this deconsolidation was to increase junior subordinated debentures by $20,150,000 and reduce the mandatory redeemable capital debentures line item by $20,150,000 which had represented the trust preferred securities of the trust. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them. The adoption of FASB ASC 810 did not have an impact on the Company's results of operations or liquidity.

Note 14.    Employee Benefits

        The Company had an Employee Stock Ownership Plan (ESOP) which provided its employees with future retirement plan assistance. The ESOP invests primarily in the Company's common stock. Contributions to the Plan are at the discretion of the Board of Directors. For the years ended December 31, 2009, 2008 and 2007, no amounts were accrued to provide for contribution of shares to the Plan and no shares were purchased on behalf of the ESOP. The ESOP plan was terminated as of June 30, 2006. The Company received a favorable determination from the Internal Revenue Service that the ESOP is qualified under Sections 401(a), 409(1) and 4975(e)(7) of the Internal Revenue Code of 1986. Final distributions were made from this plan in 2009.

        The Company has a 401(k) Salary Deferral Plan. This plan covers all eligible employees who elect to contribute to the Plan. An employee who has attained 18 years of age and has been employed for at least 30 calendar days is eligible to participate in the Plan effective with the next quarterly enrollment period. Employees become eligible for the Company contribution to the Salary Deferral Plan at each future enrollment period upon completion of one year of service. Through June 30, 2009, the Company contributed 150% match of the first 2% of a participants pay deferred into the Plan plus 100% of next 1%, 50% of next 4% for a total available match of 6%. For the period of July 2009 through December 2009, the Company's board of director's approved a discretionary match of 50% for the first 2% of a participant's pay deferred into the 401(k) Retirement Savings Plan. Contributions from the Company vest to the employee over a five year schedule. The annual expense included in salaries and employee benefits representing the expense of the Company's contribution was $445,000, $713,000, and $715,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Effective July 2009, the Company amended the 401(k) Retirement Savings Plan to remove the stated match and replace it with a discretionary match.

        The Company has entered into deferred compensation agreements with certain directors and a salary continuation plan for certain key employees. At December 31, 2009 and 2008, the present value of the future liability for these agreements was $1.7 million and $1.6 million, respectively. For the years ended December 31, 2009, 2008 and 2007, $184,000, $159,000 and $168,000, respectively, was charged to expense in connection with these agreements. To fund the benefits under these agreements, the Company is the owner and beneficiary of life insurance policies on the lives of certain directors and employees. These bank-owned life insurance policies had an aggregate cash surrender value of $19.0 million and $18.6 million at December 31, 2009 and 2008, respectively.

        The Company has a non-compensatory Employee Stock Purchase Plan (ESPP). Under the ESPP, employees of the Company who elect to participate are eligible to purchase common stock at prices up to a 5 percent discount from the market value of the stock. The ESPP does not allow the discount in the event that the purchase price would fall below the Company's most recently reported book value per share. The ESPP allows an employee to make contributions through payroll deductions to purchase common shares up to 15 percent of annual compensation. The total number of shares of common stock that may be issued pursuant to the ESPP is 235,384. As of December 31, 2009, a total of 68,492 shares have been issued under the ESPP.

Note 15.    Stock Option Plans and Shareholders' Equity

        The Company has an Employee Stock Incentive Plan (ESIP) that covers all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors. The total number of shares of common stock that may be issued pursuant to the ESIP is 486,781. The option price for options issued under the Plan must be at least equal to 100% of the fair market value of the common stock on the date of grant and shall not be less than the stock's par value. Options granted under the Plan have various vesting periods ranging from immediate up to 5 years, 20% exercisable not less than one year after the date of grant, but no later than ten years after the date of grant in accordance with the vesting. Vested options expire on the earlier of ten years after the date of grant, three months from the participant's termination of employment or one year from the date of the participant's death or disability. As of December 31, 2009, a total of 148,072 shares had been issued under the ESIP. This ESIP plan expired on November 10, 2008.

        The Company has an Independent Directors Stock Option Plan (IDSOP). The total number of shares of common stock that may be issued pursuant to the IDSOP is 121,695. The Plan covers all directors of the Company who are not employees and former directors who continue to be employed by the Company. The option price for options issued under the Plan will be equal to the fair market value of the Company's common stock on the date of grant. Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Company or the cessation of the participant's employment, or twelve months from the date of the participant's death or disability. As of December 31, 2009, a total of 21,166 shares had been issued under the IDSOP. This IDSOP plan expired on November 10, 2008.

        On April 17, 2007, shareholders approved the VIST Financial Corp. 2007 Equity Incentive Plan (EIP). The total number of shares which may be granted under the Equity Incentive Plan is equal to 12.5% of the outstanding shares of the Company's common stock on the date of approval of the Plan and is subject to automatic annual increases by an amount equal to 12.5% of any increase in the number of the Company's outstanding shares of common stock during the preceding year or such lesser number as determined by the Company's board of directors. The total number of shares of common stock that may be issued pursuant to the EIP is 676,572. The EIP covers all employees and non-employee directors of the Company and its subsidiaries. Incentive stock options, nonqualified stock options and restricted stock grants are authorized for issuance under the EIP. The exercise price for stock options granted under the EIP must equal the fair market value of the Company's common stock on the date of grant. Vesting of awards under the EIP is determined by the Human Resources Committee of the board of directors, but must be at least one year. The committee may also subject an award to one or more performance criteria. Stock options and restricted stock awards generally expire upon termination of employment. In certain instances after an optionee terminates employment or service, the Committee may extend the exercise period for a vested nonqualified stock option up to the remaining term of the option. A vested incentive stock option must be exercised within three months following termination of employment if such termination is for reasons other than cause. Performance goals generally cannot be accelerated or waived except in the event of a change in control or upon death, disability or retirement. As of December 31, 2009, no shares have been issued under the EIP. This EIP will expire on April 17, 2017.

        A combined summary of stock option transactions under the Plans is presented in the following table:

	Years Ended December 31,
	2009		2008		2007
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at the beginning of the year	708,889	$17.23	443,562	$20.15	438,502	$20.20
Granted	191,500	5.39	292,229	13.07	24,978	19.11
Exercised	—	—	—	—	(5,249)	13.42
Forfeited	(22,695)	17.83	(11,589)	19.56	(12,402)	22.31
Expired	(97,165)	13.57	(15,313)	20.29	(2,267)	21.96

Outstanding at the end of the year	780,529	$14.77	708,889	$17.23	443,562	$20.15

Exercisable at December 31	458,533	$19.08	374,892	$19.87	323,384	$19.49

        Options available for grant at December 31, 2009 were 306,881.

        Other information regarding options outstanding and exercisable as of December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding	Average Remaining Term in Years	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
$ 5.00 to $ 7.99	178,500	10.0	$5.16	—	$—
8.00 to 9.99	107,344	8.9	9.32	35,729	9.08
10.00 to 11.99	18,309	6.0	11.12	10,476	11.20
12.00 to 13.99	48,423	3.1	12.92	40,757	12.77
14.00 to 15.49	11,550	2.6	14.68	11,550	14.68
15.50 to 16.99	22,163	2.9	16.00	22,163	16.00
17.00 to 18.49	93,271	7.9	17.42	38,374	17.53
18.50 to 21.49	160,579	5.4	21.21	160,579	21.21
21.50 to 22.99	125,437	6.5	22.90	125,437	22.90
23.00 to 24.49	14,953	7.0	23.30	13,468	23.29

	780,529	7.2	$17.49	458,533	$19.08

        Proceeds from stock option exercises from director and employee stock purchase plans totaled $0 in 2009, $0 in 2008 and $70,000 in 2007.

        As of December 31, 2009, 2008 and 2007, the aggregate intrinsic value of options outstanding was $18,000, $0 and $350,000, respectively. As of December 31, 2009, 2008 and 2007, the weighted average remaining term of options outstanding was 7.2 years, 7.6 years and 7.1 years, respectively.

        The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holder had all option holders exercised their options on December 31, 2009. The aggregate intrinsic value of a stock option will change based on fluctuations in the market value of the Company's stock.

        Stock-Based Compensation Expense.    As stated in Note 1—Significant Accounting Policies, the Company adopted the provisions of FASB ASC 718 on January 1, 2006. FASB ASC 718 requires that stock-based compensation to employees be recognized as compensation cost in the consolidated statements of income based on their fair values on the measurement date, which, for the Company, is the date of grant. Included in the results for the years ended December 31, 2009, 2008 and 2007 were compensation costs relating to the adoption of FASB ASC 718 of approximately $198,000, $319,000 and $255,000, respectively, or $130,000 net of tax, $211,000 net of tax and $168,000 net of tax, respectively. For the years ended December 31, 2009 and 2008, respectively, there were no cash inflows from excess tax benefits related to stock compensation included in cash flows from financing activities. As of December 31, 2009 and 2008, there was approximately $250,000 and $436,000, respectively, of total unrecognized compensation cost related to non-vested stock options under the plans. Total unrecognized compensation cost related to non-vested stock options could be impacted by the performance of the Company as it relates to options granted which include performance-based goals.

        Valuation of Stock-Based Compensation.    The fair value of options granted during 2009, 2008 and 2007 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2009	2008	2007
Dividend yield	5.32%	6.09%	3.75%
Expected life	7 years	7 years	7 years
Expected volatility	24.92%	21.52%	16.91%
Risk-free interest rate	3.00%	2.54%	3.91%
Weighted average fair value of options granted	$0.47	$1.29	$2.76

        The expected volatility is based on historic volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company's history and expectation of dividend payouts.

        Stock Repurchase Plan.    On July 17, 2007, the Company announced that it has increased the number of shares remaining for repurchase under its stock repurchase plan, originally effective January 1, 2003, and extended May 20, 2004, to 150,000 shares. During 2009, the Company repurchased no shares of common stock. At December 31, 2009, the maximum number of shares that may yet be purchased under the plan is 115,000.

        As a result of the issuance of the Series A Preferred Stock, prior to the earlier of the third anniversary date of the issuance of the Series A Preferred Stock (December 19, 2011) or the date on which the Series A Preferred Stock have been redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties which are not affiliates of the Treasury, the Company is restricted against redeeming, purchasing or acquiring any shares of Common Stock or other capital stock or other equity securities of any kind of the Company without the consent of the Treasury.

Note 16.    Income Taxes

        The components of federal and state income tax expense (benefit) were as follows:

	Years ended December 31,
	2009	2008	2007
	(In thousands)
Current federal income tax expense (benefit)	$1,830	$(1,708)	$1,791
Current state income tax expense	99	195	—
Deferred federal and state income tax expense (benefit)	(3,958)	(345)	(45)

	$(2,029)	$(1,858)	$1,746

        Reconciliation of the statutory federal income tax expense (benefit) computed at 34% to the income tax expense (benefit) included in the consolidated statements of operations is as follows:

	Years ended December 31,
	2009	2008	2007
	(In thousands)
Federal income tax at statutory rate	$(484)	$(440)	$3,133
State tax expense	65	129	—
Tax exempt interest	(1,179)	(958)	(729)
Interest disallowance	112	112	109
Bank owned life insurance	(135)	(236)	(227)
Tax credits	(550)	(600)	(600)
Incentive stock option expense	73	101	87
Other	69	34	(27)

	$(2,029)	$(1,858)	$1,746

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

        Net deferred tax assets consisted of the following components:

	December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$3,893	$2,762
Deferred compensation	543	550
Net operating loss carryovers	2,503	508
Net unrealized losses on available for sale securities	2,324	4,036
Non-qualified stock option expense	—	8
Deferred issuance costs	193	199
Tax credits	1,170	—
Other	190	202

Total deferred tax assets	10,816	8,265

Deferred tax liabilities:
Premises and equipment	(459)	122
Goodwill	(739)	(776)
Core deposit intangible	(158)	(248)
Mortgage servicing rights	(49)	(100)
Prepaid expense and deferred loan costs	(458)	(556)

Total deferred tax liabilities	(1,863)	(1,558)

Net deferred tax assets	$8,953	$6,707

        As of December 31, 2009, the Company has approximately $1.6 million of federal net operating loss carryovers from the acquisition of Madison in 2004. The utilization of these losses is subject to annual limitation under Section 382 of the Internal Revenue Code. As of December 31, 2009, the Company has approximately $4.0 million of federal net operating loss carryovers from 2009 and 2008.

The Company has approximately $5.7 million of state net operating loss carryovers which will expire in 2024.

        The Company has evaluated its tax positions as of December 31, 2009. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. Under the "more likely than not" threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2009, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company's policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the Commonwealth of Pennsylvania. The Company is no longer subject to examination by U.S. Federal taxing authorities for the years before January 1, 2006 and for all state income taxes through December 31, 2005.

Note 17.    Transactions with Executive Officers and Directors

        The Bank has had banking transactions in the ordinary course of business with its executive officers and directors and their related interests on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 2009 and 2008, these persons were indebted to the Bank for loans totaling $10.4 million and $10.6 million, respectively. During 2009, $0.2 million of new loans were made and repayments totaled $0.4 million.

Note 18.    Regulatory Matters and Capital Adequacy

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2009, that the Company and the Bank meet all minimum capital adequacy requirements to which they are subject.

        As of December 31, 2009, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed its category.

        The Company's and the Bank's actual capital amounts and ratios are presented below:

	Actual			Minimum For Capital Adequacy Purposes				Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
	(Dollar amounts in thousands)
As of December 31, 2009:
Total Capital (to risk-weighted assets):
VIST Financial Corp.,	$116,303	11.82%	≥	$78,744	≥	8.00%		N/A		N/A
VIST Bank	101,219	10.37	≥	78,080	≥	8.00	≥	$97,600	≥	10.00%
Tier 1 capital (to risk-weighted assets):
VIST Financial Corp.,	104,853	10.65	≥	39,372	≥	4.00		N/A		N/A
VIST Bank	89,770	9.20	≥	39,040	≥	4.00	≥	58,560	≥	6.00
Tier 1 capital (to average assets):
VIST Financial Corp.,	104,853	8.36	≥	50,161	≥	4.00		N/A		N/A
VIST Bank	89,770	7.19	≥	49,939	≥	4.00	≥	62,424	≥	5.00
As of December 31, 2008:
Total Capital (to risk-weighted assets):
VIST Financial Corp.,	$112,846	12.77%	≥	$70,716	≥	8.00%		N/A		N/A
VIST Bank	96,873	11.11	≥	69,776	≥	8.00	≥	$87,220	≥	10.00%
Tier 1 capital (to risk-weighted assets):
VIST Financial Corp.,	104,722	11.85	≥	35,358	≥	4.00		N/A		N/A
VIST Bank	88,749	10.18	≥	34,888	≥	4.00	≥	52,332	≥	6.00
Tier 1 capital (to average assets):
VIST Financial Corp.,	104,722	9.07	≥	46,182	≥	4.00		N/A		N/A
VIST Bank	88,749	7.73	≥	45,933	≥	4.00	≥	57,416	≥	5.00

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

        The Series A Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. Under ARRA, the Series A Preferred Stock may be redeemed at any time following consultation by the Company's primary bank regulator and Treasury in 25% increments.

        Prior to the earlier of the third anniversary date of the issuance of the Series A Preferred Stock (December 19, 2011) or the date on which the Series A Preferred Stock has been redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties which are not affiliates of the Treasury, the Company cannot increase its common stock dividend from the last quarterly cash dividend per share ($0.10) declared on the common stock prior to October 14, 2008 without the consent of the Treasury,

        The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $10.30 per share of common stock.

        Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. At December 31, 2009, the Bank had approximately $6.6 million available for payment of dividends to the Company. Loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis. At December 31, 2009, the Bank had a $1.3 million loan outstanding to VIST Insurance. At December 31, 2008, the Bank had a $1.0 million loan outstanding to VIST Insurance.

        As of February 1, 2010, the Company had declared a $0.05 per share cash dividend for common shareholders of record on February 11, 2010, payable February 22, 2010. As of January 20, 2009, the Company had declared a $0.10 per share cash dividend for common shareholders of record on February 2, 2009, payable February 13, 2009. There were no outstanding declared dividends at December 31, 2009.

        In 2009, there were $1.3 million in dividends paid on the Series A Peferred Stock which were subtracted out of income available for common shareholders or basic and diluted earnings per common share. For 2008, dividends on the Series A Preferred Stock were immaterial and were not included in income available for common shareholders or basic and diluted earnings per common share.

        In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

        Dividends payable by the Company are subject to guidance published by the Board of Governors of the Federal Reserve System. Consistent with the Federal Reserve guidance, companies are urged to strongly consider eliminating, deferring or significantly reducing dividends if (i) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividend, (ii) the prospective rate of earnings retention is not consistent with the bank holding company's capital needs and overall current and prospective financial condition, or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy rations. As a result of this guidance, management intends to consult with the Federal Reserve Bank of Philadelphia, and provide the Reserve Bank with information on the Company's then current and prospective earnings and capital position, on a quarterly basis in advance of declaring any cash dividends for the foreseeable future.

Note 19.    Financial Instruments with Off-Balance Sheet Risk

  Commitments to Extend Credit and Letters of Credit:

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

        A summary of the Bank's financial instrument commitments is as follows:

	December 31,
	2009	2008
	(Dollars amounts in thousands)
Commitments to extend credit:
Loan origination commitments	$32,846	$59,093
Unused home equity lines of credit	44,091	48,919
Unused business lines of credit	149,032	138,181

Total commitments to extend credit	$225,969	$246,193

Standby letters of credit	$11,998	$14,479

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

        Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2009 and 2008 for guarantees under standby letters of credit issued is not material.

  Junior Subordinated Debt:

        The Company has elected to record its junior subordinated debt at fair value with changes in fair value reflected in other income in the consolidated statements of operations. The fair value is estimated utilizing the income approach whereby the expected cash flows over the remaining estimated life of the debentures are discounted using the Company's estimated credit spread over the current fully indexed yield based on an expectation of future interest rates derived from observed market interest rate curves and volatilities. At December 31, 2009 and 2008, the estimated fair value of the junior subordinated debt was $19.7 million and $18.3 million, respectively, and was offset by changes in the fair value of the related interest rate swaps.

        During October 2002, the Company entered into an interest rate swap agreement with a notional amount of $5 million to manage its exposure to interest rate risk. This derivative financial instrument effectively converted fixed interest rate obligations of outstanding mandatory redeemable capital debentures to variable interest rate obligations, decreasing the asset sensitivity of its balance sheet by more closely matching the repricing of the Company's variable rate assets with variable rate liabilities. The Company considers the credit risk inherent in the contracts to be negligible. This swap has a notional amount equal to the outstanding principal amount of the related trust preferred securities, together with the same payment dates, maturity date and call provisions as the related trust preferred securities.

        Under the swap, the Company pays interest at a variable rate equal to six month LIBOR plus 5.25%, adjusted semiannually (5.96% at December 31, 2009), and the Company receives a fixed rate equal to the interest that the Company is obligated to pay on the related trust preferred securities (10.875%).

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

        The estimated fair values of the interest rate swap agreements represent the amount the Company would have expected to receive to terminate such contract. At December 31, 2009 and 2008, the estimated fair value of the interest rate swap agreements was $111,000 and $1,325,000, respectively, and was offset by changes in the fair value of the related trust preferred debt. The swap agreements expose the Company to market and credit risk if the counterparty fails to perform. Credit risk is equal to the extent of a fair value gain on the swaps. The Company manages this risk by entering into these transactions with high quality counterparties.

        Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by other interest rate swaps. In June 2003, the Company purchased a six month LIBOR cap to create protection against rising interest rates for the above mentioned $5 million interest rate swap. The initial premium related to this interest rate cap was $102,000. At December 31, 2009 and 2008, the carrying and market values were approximately $0 and $0, respectively.

        The following table details the fair values of the derivative instruments included in the consolidated balance sheet for the year ended:

	Liability Derivatives
	December 31, 2009		December 31, 2008
Derivatives Not Designated as Hedging Instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollar amounts in thousands)
Interest rate swap contracts	Other liabilities	$111	Other liabilities	$1,325
Interest rate cap	Other liabilities	—	Other liabilities	—

Total derivatives		$111		$1,325

        The following table details the effect of the change in fair values of the derivative instruments included in the consolidated statement of operations for the year ended:

		Amount of Gain or (Loss) Recognized in Income on Derivative
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under FASB ASC 815:		December 31, 2009
		(Dollar amounts in thousands)
Interest rate swap contracts	Other income	$1,214
Interest rate cap	Other income	—

Total derivatives		$1,214

        During the years ended December 31, 2009, 2008 and 2007, the Company recognized interest paid or payable or interest received or receivable under the interest rate swap agreements of $199,000, $(100,000) and $(4,000), which were recorded as an increase or (reduction) of interest expense on the trust preferred securities.

Note 20.    Fair Value Measurements and Fair Value of Financial Instruments

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

        The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at December 31, 2009 and December 31, 2008:

        FASB ASC 820 "Fair Value Measurements and Disclosures" defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

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

        The following tables present the assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at December 31, 2009 and December 31, 2008. As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
ASSETS:
Securities Available For Sale
U.S. Government agency securities	$—	$22,897	$—	$22,897
Agency residential mortgage-backed debt securities	—	187,903	—	187,903
Non-Agency collateralized mortgage obligations	—	17,830	—	17,830
Obligations of states and political subdivisions	—	33,640	—	33,640
Trust preferred securities—single issue	—	420	—	420
Trust preferred securities—pooled	—	496	—	496
Corporate and other debt securities	—	2,338	—	2,338
Equity securities	1,513	993	—	2,506

	$1,513	$266,517	$—	$268,030

LIABILITIES:
Junior subordinated debt	$—	$—	$19,658	$19,658
Interest rate swaps (included in other liabilities)	—	—	111	111

	$—	$—	$19,769	$19,769

	As of December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
ASSETS:
Securities Available For Sale
U.S. Government agency securities	$—	$9,331	$—	$9,331
Agency residential mortgage-backed debt securities	—	154,799	—	154,799
Non-Agency collateralized mortgage obligations	—	30,378	—	30,378
Obligations of states and political subdivisions	—	25,033	—	25,033
Trust preferred securities—single issue	—	404	—	404
Trust preferred securities—pooled	—	726	—	726
Corporate and other debt securities	—	3,360	—	3,360
Equity securities	1,675	959	—	2,634

	$1,675	$224,990	$—	$226,665

LIABILITIES:
Junior subordinated debt	$—	$—	$18,260	$18,260
Interest rate swaps (included in other liabilities)	—	—	1,325	1,325

	$—	$—	$19,585	$19,585

        The following tables present the assets and liabilities that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at December 31, 2009 and December 31, 2008. As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	As of December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollar amounts in thousands)
Assets:
Impaired loans	$—	$—	$15,107	$15,107
OREO	—	—	5,221	5,221

	As of December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollar amounts in thousands)
Assets:
Impaired loans	$—	$—	$5,270	$5,270
OREO	—	—	263	263

        The changes in Level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

	Twelve months ended December 31, 2009
		Total realized and Unrealized Gains (Losses)
	Fair Value at December 31, 2008	Recorded in Revenue	Recorded in Other Comprehensive Income	Transfers Into and/or Out of Level 3	Fair Value at December 31, 2009
	(Dollar amounts in thousands)
Liabilities:
Junior subordinated debt	$18,260	$(1,398)	$—	$—	$19,658
Interest rate swaps	1,325	1,214	—	—	111

	$19,585	$(184)	$—	$—	$19,769

        Certain assets, including goodwill, loan servicing rights, core deposits, other intangible assets, certain impaired loans and other long-lived assets, such as other real estate owned, are to be written down to their fair value on a nonrecurring basis through recognition of an impairment charge to the consolidated statements of operations. There were no other material impairment charges incurred for financial instruments carried at fair value on a nonrecurring basis during the twelve months ended December 31, 2009 and 2008, respectively.

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

        The following methods and assumptions were used to estimate the fair value of the company's financial assets and financial liabilities:

Cash and cash equivalents:

        The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

Investment securities available for sale:

        Certain common equity securities are reported at fair value utilizing Level 1 inputs (exchange quoted prices). All other securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service with which the Company has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond's terms and conditions.

Investment securities held to maturity:

        Fair values for securities classified as held to maturity are obtained from an independent pricing service with which the Company has historically transacted both purchases and sales of investment securities. Prices obtained from these sources include prices derived from market quotations and matrix pricing. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond's terms and conditions.

Federal Home Loan Bank stock:

        Federal law requires a member institution of the Federal Home Loan Bank to hold stock of its district FHLB according to a predetermined formula. The redeemable carrying amount of Federal Home Loan Bank stock with limited marketability is carried at cost.

Mortgage loans held for sale:

        The fair value of mortgage loans held for sale is determined, when possible, using Level 2 quoted secondary-market prices. If no such quoted price exists, the fair value of a loan is determined based on expected proceeds based on sales contracts and commitments.

Loans (other than impaired loans):

        Fair values are estimated by discounting the projected future cash flows using market discount rates that reflect the credit and interest-rate risk inherent in the loan. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.

Mortgage Servicing Rights:

        Fair value is based on market prices for comparable mortagge servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.

Impaired loans:

        The Company generally values impaired loans that are accounted for under FASB ASC 310, Accounting by Creditors for Impairment of a Loan ("FASB ASC 310"), based on the fair value of the loan's collateral. Loans are determined to be impaired when management has utilized current information and economic events and judged that it is probable that not all of the principal and interest due under the contractual terms of the loan agreement will be collected. Impaired loans are initially evaluated and revalued at the time the loan is identified as impaired. Impaired loans are loans where the current appraisal of the underlying collateral is less than the principal balance of the loan and the loan is a non-accruing loan. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy or based on the present value of estimated future cash flows if repayment is not collateral dependent. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals by qualified licensed appraisers hired by the Company. For the purposes of determining the fair value of impaired loans that are collateral dependent, the company defines a current appraisal and evaluation as those completed within 12 months and performed by an independent third party. Appraised and reported values may be discounted based on management's historical knowledge, changes in market conditions from the time of valuation, and/or management's expertise and knowledge of the client and client's business.

        Impaired loans, which required specific reserves, totaled $15.1 million at December 31, 2009 after valuation, compared to $5.2 million at December 31, 2008. The $9.8 million increase in non-performing loans from December 31, 2008 to December 31, 2009 is due primarily to two commercial construction and development credits totaling approximately $10.9 million transferred to non-accrual offset by net reductions to non-performing loans of approximately $1.1 million. As of December 31, 2009, 92.4% of all impaired loans had current third party appraisals or evaluations of their collateral to measure impairment. For these impaired loans, the bank takes immediate action to determine the current value of collateral securing its troubled loans. The remaining 7.6% of impaired loans were in process of being evaluated at December 31, 2009. During the ongoing supervision of a troubled loan, the Company performs a cash flow evaluation, obtains an appraisal update or obtains a new appraisal. The Company reviews all impaired loans on a quarterly basis to ensure that the market values are reasonable and that no further deterioration has occurred. If the evaluation indicates that the market value has deteriorated below the carrying value of the loan, either the entire loan or the partial difference between the market value and principal balance is charged-off unless there are material mitigating factors to the contrary. If a loan is not charged down reserves are allocated to reflect the estimated collateral shortfall. Loans that have been partially charged-off are classified as non-performing loans for which none of the current loan terms have been modified. During the 2009, there were $2.3 million in partial loan charge-offs. In order for an impaired loan not to have a specific valuation allowance it must be determined by the Company through a current evaluation that there is sufficient underlying collateral after appropriate discounts have been applied, that is in excess of the carrying value.

Cash surrender value of life insurance policies:

        Cash surrender value of life insurance policies ("BOLI") are carried at their cash surrender value. The Company recognizes tax-free income from the periodic increases in the cash surrender value of these policies and from death benefits.

Other real estate owned:

        Foreclosed properties are adjusted to fair value less estimated selling costs at the time of foreclosure in preparation for transfer from portfolio loans to other real estate owned ("OREO"), establishing a new accounting basis. The Company subsequently adjusts the fair value on the OREO utilizing Level 3 on a non-recurring basis to reflect partial write-downs based on the observable market price, current appraised value of the asset or other estimates of fair value.

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

Junior subordinated debt:

        The Company records the fair value of its junior subordinated debt utilizing Level 3 inputs, with unrealized gains and losses reflected in other income in the consolidated statements of operations. The fair value is estimated utilizing the income approach whereby the expected cash flows over the remaining estimated life of the debentures are discounted using the Company's credit spread over the current fully indexed yield based on an expectation of future interest rates derived from observed market interest rate curves and volatilities. The Company's credit spread was calculated based on similar trust preferred securities issued within the last twelve months.

Interest rate swap agreements:

        The Company records the fair value of its interest rate swaps utilizing Level 3 inputs, with unrealized gains and losses reflected in other income in the consolidated statements of operations. The fair value measurement of the interest rate swaps is determined by netting the discounted future fixed or variable cash payments and the discounted expected fixed or variable cash receipts based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.

Accrued interest receivable and payable:

        The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Off-Balance Sheet Credit Related Instruments:

        Fair values for off-balance sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

        A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	2009 Carrying Amount	2009 Estimated Fair Value	2008 Carrying Amount	2008 Estimated Fair Value
	(Dollar amounts in thousands)
Financial Assets:
Cash and cash equivalents	$27,372	$27,372	$19,284	$19,284
Mortgage loans held for sale	1,962	1,962	2,283	2,283
Securities available for sale	268,030	268,030	226,665	226,665
Securities held to maturity	3,035	1,857	3,060	1,926
Federal Home Loan Bank stock	5,715	5,715	5,715	5,715
Loans, net	899,515	903,868	878,181	897,930
Mortgage servicing rights	145	145	295	295
Cash surrender value of life insurance policies	18,950	18,950	18,552	18,552
Accrued interest receivable	5,004	5,004	4,734	4,734
Financial Liabilities:
Deposits	1,020,898	1,021,298	850,600	858,744
Securities sold under agreements to repurchase	115,196	113,638	120,086	121,572
Federal funds purchased	—	—	53,424	53,424
Long-term debt	20,000	20,300	50,000	50,975
Junior subordinated debt	19,658	19,658	18,260	18,260
Interest rate swap	111	111	1,325	1,325
Accrued interest payable	2,742	2,742	3,413	3,413
Off-balance Sheet Financial Instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

Note 21.    Segment and Related Information

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

        Segment information for 2009, 2008 and 2007 is as follows (dollar amounts in thousands):

	Banking and Financial Services	Mortgage Banking	Brokerage and Investment Services	Insurance	Total
2009
Net interest income and other income from external customers	$35,692	$3,616	$787	$12,758	$52,853
Income (loss) before income taxes	(5,890)	2,212	(75)	2,331	(1,422)
Total assets	1,211,470	79,072	1,382	16,795	1,308,719
Purchases of premises and equipment	994	—	14	157	1,165
2008
Net interest income and other income from external customers	$31,975	$2,956	$892	$11,357	$47,180
Income (loss) before income taxes	(4,335)	1,332	(150)	1,860	(1,293)
Total assets	1,131,797	75,370	1,247	17,656	1,226,070
Purchases of premises and equipment	1,142	1	1	36	1,180
2007
Net interest income and other income from external customers	$35,924	$2,806	$987	$11,371	$51,088
Income (loss) before income taxes	6,413	645	(23)	2,181	9,216
Total assets	1,045,800	60,648	1,198	17,305	1,124,951
Purchases of premises and equipment	1,200	39	16	237	1,492

        Income (loss) before income taxes, as presented above, does not reflect referral and management fees of approximately $588,000, $1.5 million and $195,000 that the mortgage banking operation, insurance operation and the brokerage and investment operation, respectively, paid to the Company during 2009. Income (loss) before income taxes, as presented above, does not reflect referral and management fees of approximately $588,000, $1.6 million and $213,000 that the mortgage banking operation, insurance operation and the brokerage and investment operation, respectively, paid to the Company during 2008. For 2007, referral and management fees of approximately $694,000, $1.4 million and $149,000 were paid by the mortgage banking operation, insurance operation and the brokerage and investment operation, respectively.

Note 22.    Legal Proceedings

        The Company is party to legal actions that are routine and incidental to its business. In management's opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on the financial statements of the Company.

Note 23.    VIST Financial Corp. (Parent Company Only) Financial Information

BALANCE SHEET

	December 31,
	2009	2008
	(In thousands)
ASSETS
Cash and short-term investments	$13,003	$15,715
Investment in bank subsidiary	114,039	109,774
Investment in non-bank subsidiary	14,321	13,717
Securities available for sale	1,718	2,079
Premises and equipment and other assets	2,767	2,763

Total assets	$145,848	$144,048

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	762	2,159
Junior subordinated debt, at fair value	19,658	18,260
Shareholders' equity	125,428	123,629

Total liabilities and shareholders' equity	$145,848	$144,048

STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Dividends from subsidiaries	$—	$3,209	$4,372
Other income	7,330	9,591	9,377
Interest expense on junior subordinated debt	(1,381)	(1,437)	(1,898)
Other expense	(6,643)	(8,617)	(7,568)

Income before equity in undistributed net income (loss) of subsidiaries and income taxes	(694)	2,746	4,283
Income tax expense (benefit)	(131)	2	50
Net equity in undistributed net income (loss) of subsidiaries	1,170	(2,179)	3,237

Net income	$607	$565	$7,470

 STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cash Flows From Operating Activities
Net Income	$607	$565	$7,470
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	295	322	283
Equity in undistributed loss (income) of subsidiaries	(1,170)	2,179	(3,237)
Directors' stock compensation	218	193	222
Loss (Gain) on sale of available for sale securities	198	236	(55)
Increase (decrease) other liabilities	—	(21)	313
Decrease (increase) in other assets	5	1,777	1,215
Other, net	4,882	(9,664)	4,388

Net Cash (Used In) Provided by Operating Activities	5,035	(4,413)	10,599

Cash Flow From Investing Activities
Purchase of available for sale investment securities	—	(118)	(350)
Sales and principal repayments, maturities and calls of available for sale securities	47	1,322	882
Purchase of premises and equipment	(523)	(428)	(337)
Investment in bank subsidiary	(4,331)	(3,443)	(7,855)
Investment in non-bank subsidiary	(604)	917	(978)

Net Cash Used In Investing Activities	(5,411)	(1,750)	(8,638)

Cash Flow From Financing Activities
Proceeds from the exercise of stock options and stock purchase plans	103	141	222
Issuance of preferred stock	—	25,000	—
Purchase of treasury stock and warrant	—	—	(660)
Reissuance of treasury stock	424	384	320
Cash dividends paid	(2,863)	(3,978)	(4,264)

Net Cash Provided By (Used In) Financing Activities	(2,336)	21,547	(4,382)

Increase (decrease) in cash and cash equivalents	(2,712)	15,384	(2,421)
Cash:
Beginning	15,715	331	2,752

Ending	$13,003	$15,715	$331

Note 24.    Quarterly Data (Unaudited)

	Year Ended December 31, 2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Interest income	$16,067	$15,824	$15,313	$15,536
Interest expense	6,435	6,783	7,046	7,054

Net interest income	9,632	9,041	8,267	8,482
Provision for loan losses	2,047	1,400	4,300	825

Net interest income after provision for loan losses	7,585	7,641	3,967	7,657
Other income	4,581	4,761	4,967	5,246
Net realized gains (losses) on sales of securities	(7)	66	126	159
Other-than-temporary impairment losses on investments	(150)	(1,996)	(322)	—
Other expense	12,034	10,823	11,567	11,279

Income before income taxes	(25)	(351)	(2,829)	1,783
Income taxes (benefit)	(454)	(506)	(1,321)	252

Net income	$429	$155	$(1,508)	$1,531

Earnings per common share:
Basic (loss) earnings per common share	$(0.01)	$(0.04)	$(0.33)	$0.20

Diluted (loss) earnings per common share	$(0.01)	$(0.04)	$(0.33)	$0.20

	Year Ended December 31, 2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Interest income	$16,094	$16,705	$16,315	$16,724
Interest expense	7,496	7,671	7,288	8,182

Net interest income	8,598	9,034	9,027	8,542
Provision for loan losses	2,250	525	1,650	410

Net interest income after provision for loan losses	6,348	8,509	7,377	8,132
Other income	4,919	5,031	4,707	4,552
Net realized (losses) gains on sales of securities and impairment charges	(436)	(6,996)	61	141
Other expense	11,469	10,569	10,513	11,087

Income before income taxes	(638)	(4,025)	1,632	1,738
Income taxes	(2,767)	566	164	179

Net income	$2,129	$(4,591)	$1,468	$1,559

Earnings per common share:
Basic (loss) earnings per common share	$0.38	$(0.81)	$0.26	$0.27

Diluted (loss) earnings per common share	$0.38	$(0.81)	$0.26	$0.27

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2009. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of such date.

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation under the framework in Internal Control—Integrated Framework, the Company's management concluded that our internal control over financial reporting was effective as of December 31, 2009.

        There have been no changes in the Company's internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by ParenteBeard LLC, an independent registered public accounting firm, as stated in its report which is included herein.

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

        Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control- Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2009. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
VIST Financial Corp.
Wyomissing, Pennsylvania

        We have audited VIST Financial Corp.'s (the "Company") internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, VIST Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, shareholders' equity, and cash flows of VIST Financial Corp. and its subsidiaries, and our report dated March 31, 2010 expressed an unqualified opinion.

/s/ PARENTEBEARD LLC

ParenteBeard LLC
Reading, Pennsylvania
March 31, 2010

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information under the captions "MATTER NO. 1—Election of Directors,""Director Information;" "Corporate Governance;" "Board of Directors and Committee Meetings;" and "Other Director and Officer Information" included in the Registrant's Proxy Statement for the Annual meeting of Shareholders to be held on April 27, 2010 is incorporated herein by reference.

Item 11.    Executive Compensation

        The information under the captions "Director Compensation;" "Compensation Discussion and Analysis," "Executive Compensation;" and "Other Director and Officer information" included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2010 is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The information under the captions "Beneficial Ownership by Directors and Executive Officers" and "Additional Information" included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2010 is incorporated herein by reference.

        The following table provides certain information regarding securities issued or issuable under the Company's equity compensation plans as of December 31, 2009.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	780,529	$14.7700	306,881
Equity compensation plans not approved by security holders	—	N/A	—

Total	780,529	$14.7700	306,881

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information relating to certain relationships and related transactions is incorporated herein by reference to the information disclosed under the captions "Corporate Governance" and "Other Director and Officer Information" included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2010 is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information relating to principal accounting fees and services is incorporated herein by reference to the information under the caption "Audit and Other Fees" included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2010.

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

  (b)
  Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of VIST Financial Corp., as amended, including Statement with Respect to Shares for the Fixed rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).
3.2	Bylaws of VIST Financial Corp. (incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K filed on March 6, 2008).
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

Exhibit No.	Description
10.9	Change in Control Agreement, dated February 11, 2004, among VIST Financial Corp., VIST Bank, and Jenette L. Eck. (incorporated by reference to Exhibit 10.10 of Registrant's Annual Report Form 10-K for the year ended December 31, 2005).*
10.11
Amended and Restated Employment Agreement, dated as of July 2, 2007, among VIST Financial Corp., VIST Insurance, LLC, and Michael C. Herr (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).
10.12
Change in Control Agreement, dated January 3, 2007, among VIST Financial Corp., VIST Bank, and Christina S. McDonald (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).*
10.13
Change in Control Agreement, dated December 12, 2007, among VIST Financial Corp., VIST Bank, and Terry F. Favilla (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).*
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
10.16
Form of Letter Agreement, dated December 19, 2008, between VIST Financial Corp. and certain of its executive officers relating to executive compensation limitations under the United States Treasury Department's Capital Purchase Program (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.17	2010 Nonemployee Director Compensation Plan (incorporated by reference to Exhibit A to the Registrant's definitive proxy statement for the Registrant's 2009 Annual Meeting of Shareholders).
11	No statement setting forth the computation of per share earnings is included because such computation is reflected clearly in the financial statements set forth in response to Item 8 of this Report.
21	Subsidiaries of VIST Financial Corp.
23.1	Consent of ParenteBeard LLC.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
99.1	Certification of Principal Executive Officer pursuant to the Emergency Economic Stabilization Act of 2008.
99.2	Certification of Principal Financial Officer pursuant to the Emergency Economic Stabilization Act of 2008.

*
Denotes a management contract or compensatory plan or arrangement.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2010

VIST FINANCIAL CORP.
By:	/s/ ROBERT D. DAVIS Robert D. Davis President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT D. DAVIS Robert D. Davis	President and Chief Executive Officer, Director (Principal Executive Officer)	March 31, 2010
/s/ EDWARD C. BARRETT Edward C. Barrett	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2010
/s/ JAMES H. BURTON James H. Burton	Director	March 31, 2010
/s/ PATRICK J. CALLAHAN Patrick J. Callahan	Director	March 31, 2010
/s/ ROBERT D. CARL, III Robert D. Carl, III	Director	March 31, 2010
/s/ CHARLES J. HOPKINS Charles J. Hopkins	Director	March 31, 2010
/s/ PHILIP E. HUGHES, JR. Philip E. Hughes, Jr.	Director	March 31, 2010
/s/ ANDREW J. KUZNESKI III Andrew J. Kuzneski III	Director	March 31, 2010
/s/ M. DOMER LEIBENSPERGER M. Domer Leibensperger	Director	March 31, 2010
/s/ FRANK C. MILEWSKI Frank C. Milewski	Vice Chairman of the Board; Director	March 31, 2010

/s/ MICHAEL J. O'DONOGHUE Michael J. O'Donoghue	Director	March 31, 2010
/s/ HARRY J. O'NEILL III Harry J. O'Neill III	Director	March 31, 2010
/s/ BRIAN R. RICH Brian R. Rich	Director	March 31, 2010
/s/ KAREN A. RIGHTMIRE Karen A. Rightmire	Director	March 31, 2010
/s/ ALFRED J. WEBER Alfred J. Weber	Chairman of the Board; Director	March 31, 2010