Form 10-Q
period 2010-03-31
VIST FINANCIAL CORP
filed 2010-05-17
CIK 775662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Common Shares Outstanding
as of May 17, 2010
COMMON STOCK ($5.00 Par Value)	5,860,258
(Title of Class)	(Outstanding Shares)

VIST FINANCIAL CORP.

Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2010

Item 1. Financial Statements

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2010	2009
ASSETS

Cash and due from banks	$20,293	$18,487
Federal funds sold	35,575	8,475
Interest-bearing deposits in banks	432	410

Total cash and cash equivalents	56,300	27,372

Mortgage loans held for sale	2,229	1,962
Securities available for sale	274,190	268,030
Securities held to maturity, fair value 2010 - $2,038; 2009 - $1,857	2,089	3,035
Federal Home Loan Bank stock	5,715	5,715
Loans, net of allowance for loan losses 2010 - $12,770; 2009 - $11,449	891,992	899,515
Premises and equipment, net	6,225	6,114
Other real estate owned	7,441	5,221
Identifiable intangible assets	4,052	4,186
Goodwill	39,982	39,982
Bank owned life insurance	19,028	18,950
FDIC prepaid deposit insurance	5,294	5,712
Other assets	24,243	22,925

Total assets	$1,338,780	$1,308,719

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$106,800	$102,302
Interest bearing	954,824	918,596

Total deposits	1,061,624	1,020,898

Securities sold under agreements to repurchase	113,985	115,196
Long-term debt	10,000	20,000
Junior subordinated debt, at fair value	19,715	19,658
Other liabilities	7,728	7,539

Total liabilities	1,213,052	1,183,291

Shareholders’ equity
Preferred stock: $0.01 par value; authorized 1,000,000 shares; $1,000 liquidation preference per share; 25,000 shares of Series A 5% (increasing to 9% in 2014) cumulative preferred stock issued and outstanding; Less: discount of $1,801 at March 31, 2010 and $1,908 at December 31, 2009	23,199	23,092
Common stock, $5.00 par value; authorized 20,000,000 shares; issued: 5,866,460 shares at March 31, 2010 and 5,819,174 shares at December 31, 2009	29,333	29,096
Stock warrant	2,307	2,307
Surplus	63,800	63,744
Retained earnings	11,893	11,892
Accumulated other comprehensive loss	(4,613)	(4,512)
Treasury stock; 10,484 shares at March 31, 2010 and December 31, 2009, at cost	(191)	(191)

Total shareholders’ equity	125,728	125,428

Total liabilities and shareholders’ equity	$1,338,780	$1,308,719

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31, 2010	March 31, 2009

Interest income:
Interest and fees on loans	$12,443	$12,342
Interest on securities:
Taxable	2,947	2,870
Tax-exempt	396	286
Dividend income	10	34
Other interest income	8	4

Total interest income	15,804	15,536

Interest expense:
Interest on deposits	4,502	5,154
Interest on short-term borrowings	—	17
Interest on securities sold under agreements to repurchase	1,182	1,063
Interest on long-term debt	98	505
Interest on junior subordinated debt	345	315

Total interest expense	6,127	7,054

Net Interest Income	9,677	8,482
Provision for loan losses	2,600	825

Net interest income after provision for loan losses	7,077	7,657

Other income:
Customer service fees	583	658
Mortgage banking activities	134	267
Commissions and fees from insurance sales	3,076	2,958
Brokerage and investment advisory commissions and fees	135	330
Earnings on bank owned life insurance	78	76
Other commissions and fees	504	473
Other income	43	484
Net realized gains on sales of securities	92	159
Total other-than-temporary impairment losses:
Total other-than-temporary impairment losses on investments	(940)	—
Portion of non-credit impairment loss recognized in other comprehensive loss	844	—
Net credit impairment loss recognized in earnings	(96)	—

Total other income	4,549	5,405

Other expense:
Salaries and employee benefits	5,419	5,688
Occupancy expense	1,148	1,069
Furniture and equipment expense	624	606
Marketing and advertising expense	246	270
Amortization of identifiable intangible assets	133	171
Professional services	609	892
Outside processing services	1,031	951
FDIC deposit and other insurance expense	532	444
Other real estate owned expense	497	326
Other expense	852	862

Total other expense	11,091	11,279

Income before income taxes	535	1,783
Income tax (benefit) expense	(178)	252

Net income	713	1,531
Preferred stock dividends and discount accretion	(420)	(412)
Net income available to common shareholders	$293	$1,119

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	Three Months Ended
	March 31, 2010	March 31, 2009

EARNINGS PER SHARE DATA

Average shares outstanding for basic earnings per common share	5,844,949	5,735,968
Basic earnings per common share	$0.05	$0.20
Average shares outstanding for diluted earnings per common share	5,882,071	5,735,968
Diluted earnings per common share	$0.05	$0.20
Cash dividends declared per actual common shares outstanding	$0.05	$0.10

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2010 and 2009

(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock					Accumulated
	Number of		Number of					Other
	Shares	Liquidation	Shares	Par	Stock		Retained	Comprehensive	Treasury
	Issued	Value	Issued	Value	Warrant	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2010	25,000	$23,092	5,819,174	$29,096	$2,307	$63,744	$11,892	$(4,512)	$(191)	$125,428

Comprehensive income:
Net income	—	—	—	—	—	—	713	—	—	713
Change in net unrealized gains on securities available for sale, net of tax effect and reclassification adjustments for restated losses and impairment charges	—	—	—	—	—	—	—	466	—	466
Change in net unrealized losses on securities held to maturity, net of tax effect and reclassification adjustments for restated losses and impairment charges	—	—	—	—	—	—	—	(567)	—	(567)
Total comprehensive income										612

Preferred stock discount accretion	—	107	—	—	—	—	—	—	—	107
Stock warrants	—	—	—	—	—	—	(107)	—	—	(107)

Common stock issued in connection with directors’ compensation	—	—	44,718	223	—	11	—	—	—	234
Common stock issued in connection with director and employee stock purchase plans	—	—	2,568	14	—	8	—	—	—	22
Compensation expense related to stock options	—	—	—	—	—	37	—	—	—	37

Common stock cash dividends paid ($0.05 per share)	—	—	—	—	—	—	(292)	—	—	(292)
Preferred stock cash dividends declared	—	—	—	—	—	—	(313)	—	—	(313)
Balance, March 31, 2010	25,000	$23,199	5,866,460	$29,333	$2,307	$63,800	$11,893	$(4,613)	$(191)	$125,728

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2010 and 2009 (Continued)

(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock					Accumulated
	Number of		Number of					Other
	Shares	Liquidation	Shares	Par	Stock		Retained	Comprehensive	Treasury
	Issued	Value	Issued	Value	Warrants	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2009	25,000	$22,693	5,768,429	$28,842	$2,307	$64,349	$14,757	$(7,834)	$(1,485)	$123,629

Comprehensive income (loss):
Net income	—	—	—	—	—	—	1,531	—	—	1,531
Change in net unrealized gains (losses) on securities available for sale, net of tax effect	—	—	—	—	—	—	—	(55)	—	(55)
Total comprehensive income										1,476

Preferred stock discount	—	99	—	—	—	—	—	—	—	99
Stock Warrants	—	—	—	—	—	—	(99)	—	—	(99)

Reissuance of 57,870 shares of treasury stock	—	—	—	—	—	(870)	—	—	1,294	424

Common stock issued in connection with directors’ compensation	—	—	28,243	141	—	78	—	—	—	219
Common stock issued in connection with director and employee stock purchase plans	—	—	4,257	22	—	11	(4)	—	—	29
Compensation expense related to stock options	—	—	—	—	—	20	—	—	—	20

Common stock cash dividends paid ($0.10 per share)	—	—	—	—	—	—	(573)	—	—	(573)
Preferred stock cash dividends declared	—	—	—	—	—	—	(403)	—	—	(403)
Balance, March 31, 2009	25,000	$22,792	5,800,929	$29,005	$2,307	$63,588	$15,209	$(7,889)	$(191)	$124,821

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts In thousands)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Cash Flows From Operating Activities
Net income	$713	$1,531
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,600	825
Provision for depreciation and amortization of premises and equipment	322	343
Amortization of identifiable intangible assets	134	171
Deferred income taxes	(126)	(42)
Director stock compensation	234	219
Net amortization of securities premiums and discounts	158	86
Amortization of mortgage servicing rights	21	—
Decrease in mortgage servicing rights	—	53
Net realized losses on sales of other real estate owned (included in other expense)	16	—
Impairment charge on investment securities recognized in earnings	96	—
Net realized gains on sales of securities	(92)	(159)
Proceeds from sales of loans held for sale	2,787	16,833
Net gains on sales of loans held for sale (included in mortgage banking activities)	(115)	(261)
Loans originated for sale	(2,939)	(17,130)
Increase in bank owned life insurance	(78)	(76)
Compensation expense related to stock options	37	20
Net change in fair value of junior subordinated debt	57	790
Net change in fair value of interest rate swaps	(47)	(672)
Increase in accrued interest receivable and other assets	(742)	(338)
Increase (decrease) in accrued interest payable and other liabilities	236	(1,276)

Net Cash Provided by Operating Activities	3,272	917

Cash Flow From Investing Activities
Investment securities:
Purchases - available for sale	(41,337)	(48,927)
Principal repayments, maturities and calls - available for sale	23,895	18,011
Proceeds from sales - available for sale	11,912	19,156
Net decrease (increase) in loans receivable	2,034	(7,467)
Sales of other real estate owned	653	—
Purchases of premises and equipment	(450)	(473)
Disposals of premises and equipment	17	36
Net Cash Used In Investing Activities	(3,276)	(19,664)

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollar amounts In thousands)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Cash Flow From Financing Activities
Net increase in deposits	40,726	80,062
Net decrease in federal funds purchased	—	(53,424)
Net (decrease) increase in short-term securities sold under agreements to repurchase	(1,211)	7,156
Repayments of long-term debt	(10,000)	—
Reissuance of treasury stock	—	424
Proceeds from the exercise of stock options and stock purchase plans	22	29
Cash dividends paid on preferred and common stock	(605)	(767)
Net Cash Provided By Financing Activities	28,932	33,480

Increase in cash and cash equivalents	28,928	14,733
Cash and Cash Equivalents:
January 1	27,372	19,284
March 31	$56,300	$34,017

Cash Payments For:
Interest	$6,550	$7,471
Taxes	$—	$—

Supplemental Schedule of Non-cash Investing and Financing Activities
Transfer of loans receivable to real estate owned	$2,889	$6,398

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. All significant inter-company accounts and transactions have been eliminated. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. Certain items in the 2009 consolidated financial statements have been reclassified to conform to the presentation in the 2010 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

The results of operations for the three month periods ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. For purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and interest bearing deposits in other banks.

Subsequent Events

Effective April 1, 2009, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events. FASB ASC 855 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FASB ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing the originally issued financial statements, the Company evaluated the events and transactions that occurred after March 31, 2010 through the date these financial statements were issued.

Events or transactions that provided evidence about conditions that did not exist at March 31, 2010, but arose before the financial statements were available to be issued have not been recognized in the financial statements as of and for the period ended March 31, 2010, but are discussed below. Events or transactions that were deemed to be of a material nature and provide evidence about conditions that did exist at March 31, 2010 have been recognized in these consolidated financial statements.

Sale of 25% ownership in First HSA, LLC

On April 19, 2010, the Company sold its 25% ownership in First HSA, LLC to HealthEquity, Inc. and will recognize a pre-tax gain of approximately $1.9 million in the second quarter of 2010. The Company became a 25% owner in First HSA, LLC in 2005. VIST Bank, a subsidiary of the Company, is the custodian of the health savings accounts (“HSA”) and over time will transfer the custodial relationship and processing of approximately $84 million in HSA deposits held by VIST Bank as of March 31, 2010 to HealthEquity, Inc. As part of the transaction, VIST Bank established an $80 million interest-bearing deposit relationship with a correspondent bank to facilitate the transfer of funds to HealthEquity, Inc. as the HSA deposit accounts are transferred to HealthEquity, Inc.’s operating system. The transfer of all HSA accounts will be completed by June 30, 2010.

Capital raise of $5.2 million

On April 21, 2010, the Company entered into purchase agreements which will raise $5.2 million in new capital through the issuance of 644,000 shares of common stock to two institutional investors who specialize in the banking sector, at a price of $8.00 a share. The two investors are Emerald Advisers and Battlefield Capital Management both well respected bank investors. Battlefield, managed by James Weaver, formerly with Dearden Maguire Weaver & Barrett is affiliated with Griffin Financial who served as the placement agent for VIST Financial. The investment by Emerald Advisers, Inc. is conditioned on the filing and effectiveness of a Form S-3 registration statement covering the 322,000 shares placed with Emerald. The investment by Battlefield is conditioned on the Emerald closing.

Note 2.   Recently Issued Accounting Standards

In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09 Subsequent Events (Topic 855). This update addresses both the interaction of the requirements of Topic 855, Subsequent Events, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events in paragraph 855-10-50-4. The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances. The amendments in this update are effective upon issuance of the final update, except for the use of the issued

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. No significant impact to amounts reported in the consolidated financial position or results of operations are expected from the adoption of ASU 2010-09.

In February 2010, the FASB issued (ASU) 2010-10 Consolidation (Topic 810). The objective of this Update is to defer the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities and clarify other aspects of the Statement 167 amendments. As a result of the deferral, a reporting entity will not be required to apply the Statement 167 amendments to the Subtopic 810-10 consolidation requirements to its interest in an entity that meets the criteria to qualify for the deferral. This Update also clarifies how a related party’s interests in an entity should be considered when evaluating the criteria for determining whether a decision maker or service provider fee represents a variable interest. In addition, the Update also clarifies that a quantitative calculation should not be the sole basis for evaluating whether a decision maker’s or service provider’s fee is a variable interest. The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. Early application is not permitted. No significant impact to amounts reported in the consolidated financial position or results of operations are expected from the adoption of ASU 2010-10.

In March 2010, the FASB issued (ASU) 2010-11 Derivatives and Hedging (Topic 815). This Update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption—one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. No significant impact to amounts reported in the consolidated financial position or results of operations are expected from the adoption of ASU 2010-11.

In April 2010, the FASB issued (ASU) 2010-13 Compensation - Stock Compensation (Topic 718). This Update addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. No significant impact to amounts reported in the consolidated financial position or results of operations are expected from the adoption of ASU 2010-13.

In April 2010, the FASB issued (ASU) 2010-15 Financial Services — Insurance (Topic 944). This Update clarifies that an insurance entity should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer’s interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for the benefit of a related party policy holder as defined in the Variable Interest Entities Subsections of Subtopic 810-10 and those Subsections require the consideration of related parties. This Update also amends Subtopic 944-80 to clarify that for the purpose of evaluating whether the retention of specialized accounting for investments in consolidation is appropriate, a separate account arrangement should be considered a subsidiary. The amendments do not require an insurer to consolidate an investment in which a separate account holds a controlling financial interest if the investment is not or would not be consolidated in the standalone financial statements of the separate account. The amendments also provide guidance on how an insurer should consolidate an investment fund in situations in which the insurer concludes that consolidation is required. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption. No significant impact to amounts reported in the consolidated financial position or results of operations are expected from the adoption of ASU 2010-15.

Note 3.   Earnings Per Common Share

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

Earnings per common share for the respective periods indicated have been computed based upon the following:

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(Dollar amounts in thousands)

Net income	$713	$1,531
Less: preferred stock dividends	(313)	(313)
Less: preferred stock discount accretion	(107)	(99)

Net income available to common shareholders	$293	$1,119

Average common shares outstanding	5,844,949	5,735,968
Effect of dilutive stock options	37,122	—

Average number of common shares used to calculate diluted earnings per common share	5,882,071	5,735,968

Common stock equivalents, in the table above, exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented. Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation. For the three months ended March 31, 2010, weighted anti-dilutive common stock options totaled 599,395. For the three ended March 31, 2009, weighted anti-dilutive common stock options totaled 671,694.

Note 4.   Stock-Based Incentive Plans

The Company has an Employee Stock Incentive Plan (“ESIP”) that covers all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors. The total number of shares of common stock that may be issued pursuant to the ESIP is 486,781. The option price for options issued under the ESIP must be at least equal to 100% of the fair market value of the common stock on the date of grant and shall not be less than the stock’s par value. Options granted under the ESIP have various vesting periods ranging from immediate up to 5 years, 20% exercisable not less than one year after the date of grant, but no later than ten years after the date of grant in accordance with the vesting. Vested options expire on the earlier of ten years after the date of grant, three months from the participant’s termination of employment or one year from the date of the participant’s death or disability. As of March 31, 2010, a total of 148,072 shares had been issued under the ESIP. The ESIP expired on November 10, 2008.

The Company has an Independent Directors Stock Option Plan (“IDSOP”). The total number of shares of common stock that may be issued pursuant to the IDSOP is 121,695. The IDSOP covers all directors of the Company who are not employees and former directors who continue to be employed by the Company. The option price for options issued under the IDSOP will be equal to the fair market value of the Company’s common stock on the date of grant. Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Company or the cessation of the participant’s employment, or twelve months from the date of the participant’s death or disability. As of March 31, 2010, a total of 21,166 shares had been issued under the IDSOP. The IDSOP expired on November 10, 2008.

The Company has an Equity Incentive Plan (“EIP”). The total number of shares which may be granted under the EIP is equal to 12.5% of the outstanding shares of the Company’s common stock on the date of approval of the EIP and is subject to automatic annual increases by an amount equal to 12.5% of any increase in the number of the Company’s outstanding shares of common stock during the preceding year or such lesser number as determined by the Company’s board of directors. The total number of shares of common stock that may be issued pursuant to the EIP is 676,572. The EIP covers all employees and non-employee directors of the Company and its subsidiaries. Incentive stock options, nonqualified stock options and restricted stock grants are authorized for issuance under the EIP. The exercise price for stock options granted under the EIP must equal the fair market value of the Company’s common stock on the date of grant. Vesting of awards under the EIP is determined by the Human Resources Committee of the board of directors, but must be at least one year. The Committee may also subject an award to one or more performance criteria. Stock options and restricted stock awards generally expire upon termination of employment. In certain instances after an optionee terminates employment or service, the Committee may extend the exercise period for a vested nonqualified stock option up to the remaining term of the option. A vested incentive stock option must be exercised within three months following termination of employment if such termination is for reasons other than cause. Performance goals generally cannot be accelerated or waived except in the event of a change in control or upon death, disability or retirement. As of March 31, 2010, no shares have been issued under the EIP. The EIP will expire on April 17, 2017.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Company’s total stock-based compensation expense for the three months ended March 31, 2010 and 2009 was approximately $37,000 and $20,000, respectively. Total stock-based compensation expense, net of related tax effects, was approximately $24,000 and $13,000 for the three months ended March, 2010 and 2009, respectively. There were no cash flows from financing activities included in cash inflows from excess tax benefits related to stock compensation for the three months ended March 31, 2010 and 2009. Total unrecognized compensation costs related to non-vested stock options at March 31, 2010 and 2009 were approximately $227,000 and $326,000, respectively.

Stock option transactions under the Plans for the three months ended March 31, 2010 were as follows:

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Term
	Options	Price	Value	(in years)
Outstanding at the beginning of the year	780,529	$14.77
Granted	15,950	5.24
Exercised	—	—
Expired	(2,205)	21.25
Forfeited	(8,578)	10.12
Outstanding as of March 31, 2010	785,696	$14.61	$750,614	7.1
Exercisable as of March 31, 2010	493,869	$18.72	$9,003	5.8

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holder had all option holders exercised their options on March 31, 2010. The aggregate intrinsic value of a stock option will change based on fluctuations in the market value of the Company’s stock.

The fair value of options granted for the three month period ended March 31, 2010 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Quarter Ended	Year Ended
	March 31,	December 31,
	2010	2009

Dividend yield	5.13%	5.32%
Expected life	7 years	7 years
Expected volatility	24.86%	24.92%
Risk-free interest rate	3.36%	3.00%
Weighted average fair value of options granted	$0.78	$0.47

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following table shows changes in each component of comprehensive income for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(Dollar amounts in thousands)

Net income	$713	$1,531

Other comprehensive loss:
Change in unrealized holding gains on available for sale securities	780	76
Change in non-credit impairment losses on available for sale securities	3	—
Reclassification adjustment for credit related impairment on available for sale securities realized in income	15	—
Change in non-credit impairment losses on held to maturity securities	(940)	—
Reclassification adjustment for credit related impairment on held to maturity securities realized in income	81	—
Reclassification adjustment for investment gains realized in income	(92)	(159)
Net unrealized losses	(153)	(83)
Income tax effect	52	28
Other comprehensive loss	(101)	(55)
Total comprehensive income	$612	$1,476

Note 6.   Investment in Limited Partnership

In 2003, the Bank entered into a limited partner subscription agreement with Midland Corporate Tax Credit XVI Limited Partnership (“partnership”), where the Bank will receive special tax credits and other tax benefits. The Bank subscribed to a 6.2% interest in the partnership, which is subject to an adjustment depending on the final size of the partnership at a purchase price of $5 million. This investment is included in other assets and is not guaranteed. It is accounted for in accordance with FASB ASC 970, “Real Estate - General,” using the equity method. This agreement was accompanied by a payment of $1.7 million. The associated non-interest bearing promissory note payable included in other liabilities was zero at March 31, 2010. Installments were paid as requested. The net carrying value of the Midland Corporate Tax Credit XVI Limited Partnership for the period ended March 31, 2010 and 2009 was $3.2 million and $3.5 million, respectively. Included in other expenses for the three months ended March 31, 2010 was the Bank’s portion of the partnership’s net operating loss of $83,000. Included in other expenses for the three months ended March 31, 2009 was the Bank’s portion of the partnership’s net operating loss of $78,000. For 2010, the Bank expects to receive a federal tax credit of approximately $495,000. For 2009, the Bank received a federal tax credit of approximately $550,000.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following table shows the Company’s reportable business segments for the three months ended March 31, 2010 and 2009:

	Banking and Financial Services	Mortgage Banking	Insurance Services	Investment Services	Total
	(Dollar amounts in thousands)
Three months ended March 31, 2010
Net interest income and other income from external sources	$10,314	$680	$3,077	$155	$14,226
(Loss) income before income taxes	(372)	405	567	(65)	535
Total Assets	1,241,199	78,780	17,516	1,285	1,338,780
Purchases of premises and equipment	182	6	235	27	450

Three months ended March 31, 2009
Net interest income and other income from external sources	$9,155	$866	$3,520	$346	$13,887
Income before income taxes	533	495	698	57	1,783
Total Assets	1,164,206	77,129	17,590	1,240	1,260,165
Purchases of premises and equipment	472	—	1	—	473

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The three levels defined by FASB ASC 820 hierarchy are as follows:

Level 1:             Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level 2:                         Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items whose fair value is calculated using observable data from other financial instruments.

Level 3:                         Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at March 31, 2010 and December 31, 2009. As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	As of March 31, 2010
	Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollar amounts in thousands)
ASSETS:
Securities Available For Sale
U.S. Government agency securities	$—	$15,772	$—	$15,772
Agency residential mortgage-backed debt securities	—	201,608	—	201,608
Non-Agency collateralized mortgage obligations	—	14,936	—	14,936
Obligations of states and political subdivisions	—	37,367	—	37,367
Trust preferred securities - single issuer	—	449	—	449
Trust preferred securities - pooled	—	435	—	435
Corporate and other debt securities	—	1,056	—	1,056
Equity securities	1,572	995	—	2,567
	$1,572	$272,618	$—	$274,190

LIABILITIES:
Junior subordinated debt	$—	$—	$19,715	$19,715
Interest rate swaps (included in other liabilities)	—	—	64	64
	$—	$—	$19,779	$19,779

	As of December 31, 2009
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollar amounts in thousands)
ASSETS:
Securities Available For Sale
U.S. Government agency securities	$—	$22,897	$—	$22,897
Agency residential mortgage-backed debt securities	—	187,903	—	187,903
Non-Agency collateralized mortgage obligations	—	17,830	—	17,830
Obligations of states and political subdivisions	—	33,640	—	33,640
Trust preferred securities - single issuer	—	420	—	420
Trust preferred securities - pooled	—	496	—	496
Corporate and other debt securities	—	2,338	—	2,338
Equity securities	1,513	993	—	2,506
	$1,513	$266,517	$—	$268,030

LIABILITIES:
Junior subordinated debt	$—	$—	$19,658	$19,658
Interest rate swaps (included in other liabilities)	—	—	111	111
	$—	$—	$19,769	$19,769

The following tables present the assets and liabilities that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at March 31, 2010 and December 31, 2009. As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	As of March 31, 2010
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollar amounts in thousands)
Assets:
Impaired loans	$—	$—	$12,762	$12,762
OREO	—	—	7,441	7,441

	As of December 31, 2009
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollar amounts in thousands)
Assets:
Impaired loans	$—	$—	$15,107	$15,107
OREO	—	—	5,221	5,221

The changes in Level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

	Three months ended March 31, 2010
		Total realized and
		Unrealized Gains (Losses)
	Fair Value at December 31, 2009	Recorded in Revenue	Recorded in Other Comprehensive Income	Transfers Into and/or Out of Level 3	Fair Value at March 31, 2010
	(Dollar amounts in thousands)
Liabilities:
Junior subordinated debt	$19,658	$(57)	$—	$—	$19,715
Interest rate swaps	111	47	—	—	64
	$19,769	$(10)	$—	$—	$19,779

Certain assets, including goodwill, loan servicing rights, core deposits, other intangible assets, certain impaired loans and other long-lived assets, such as other real estate owned, are to be written down to their fair value on a nonrecurring basis through recognition of an impairment charge to the consolidated statements of operations. There were no other material impairment charges incurred for financial instruments carried at fair value on a nonrecurring basis during the three months ended March 31, 2010 and 2009.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Mortgage servicing rights:

Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Impaired loans:

The Company generally values impaired loans that are accounted for under FASB ASC 310, Accounting by Creditors for Impairment of a Loan (“FASB ASC 310”), based on the fair value of the loan’s collateral. Loans are determined to be impaired when management has utilized current information and economic events and judged that it is probable that not all of the principal and interest due under the contractual terms of the loan agreement will be collected. Impaired loans are initially evaluated and revalued at the time the loan is identified as impaired. Impaired loans are loans where the current discounted appraisal of the underlying collateral is less than the principal balance of the loan and the loan is a non-accruing loan. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy or based on the present value of estimated future cash flows if repayment is not collateral dependent. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals by qualified licensed appraisers hired by the Company. For the purposes of determining the fair value of impaired loans that are collateral dependent, the company defines a current appraisal and evaluation as those completed within 12 months and performed by an independent third party. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

The recorded investment in impaired loans requiring an allowance for loan losses was $16.6 million at March 31, 2010 compared to $18.9 million at December 31, 2009. At March 31, 2010 and at December 31, 2009, the related allowance for loan losses associated with those loans remained the same at $3.8 million. The $2.3 million decrease in non-performing loans from December 31, 2009 to March 31, 2010 is primarily due to several non-performing commercial credits being transferred to other real estate owned. As of March 31, 2010, 97.1% of all impaired loans had current third party appraisals or evaluations of their collateral to measure impairment. For these impaired loans, the bank takes immediate action to determine the current value of collateral securing its troubled loans. The remaining 2.9% of impaired loans were in process of being evaluated at March 31, 2010. During the ongoing supervision of a troubled loan, the Company performs a cash flow evaluation, obtains an appraisal update or obtains a new appraisal. The Company reviews all impaired loans on a quarterly basis to ensure that the market values are reasonable and that no further deterioration has occurred. If the evaluation indicates that the market value has deteriorated below the carrying value of the loan, either the entire loan or the partial difference between the market value and principal balance is charged-off unless there are material mitigating factors to the contrary. If a loan is not charged down, reserves are allocated to reflect the estimated collateral shortfall. Loans that have been partially charged-off are classified as non-performing loans for which none of the current loan terms have been modified. During 2010, there were $610,000 in partial loan charge-offs. In order for an impaired loan not to have a specific valuation allowance it must be determined by the Company through a current evaluation that there is sufficient underlying collateral after appropriate discounts have been applied, that is in excess of the carrying value.

Cash surrender value of life insurance policies:

Cash surrender value of life insurance policies (“BOLI”) are carried at their cash surrender value. The Company recognizes tax-free income from the periodic increases in the cash surrender value of these policies and from death benefits.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	As of March 31,		As of December 31,
	2010	2010	2009	2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollar amounts in thousands)
Financial Assets:
Cash and cash equivalents	$56,300	$56,300	$27,372	$27,372
Mortgage loans held for sale	2,229	2,229	1,962	1,962
Securities available for sale	274,190	274,190	268,030	268,030
Securities held to maturity	2,089	2,038	3,035	1,857
Federal Home Loan Bank stock	5,715	5,715	5,715	5,715
Loans, net	891,992	896,606	899,515	903,868
Mortgage servicing rights	124	124	145	145
Cash surrender value of life insurance policies	19,028	19,028	18,950	18,950
Accrued interest receivable	5,573	5,573	5,004	5,004

Financial Liabilities:
Deposits	1,061,624	1,067,024	1,020,898	1,021,298
Securities sold under agreements to repurchase	113,985	114,530	115,196	113,638
Long-term debt	10,000	10,216	20,000	20,300
Junior subordinated debt	19,715	19,715	19,658	19,658
Interest rate swap	64	64	111	111
Accrued interest payable	2,319	2,319	2,742	2,742

Off-balance Sheet Financial Instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

Note 9.   Securities Available For Sale and Securities Held to Maturity

The amortized cost and estimated fair values of securities available for sale and securities held to maturity were as follows at March 31, 2010 and December 31, 2009:

	March 31, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Securities Available For Sale	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollar amounts in thousands)

U.S. Government agency securities	$15,586	$263	$(77)	$15,772	$23,087	$160	$(350)	$22,897
Agency residential mortgage-backed debt securities	196,775	5,408	(575)	201,608	183,104	5,518	(719)	187,903
Non-Agency collateralized mortgage obligations	19,677	26	(4,767)	14,936	22,970	115	(5,255)	17,830
Obligations of states and political subdivisions	37,338	413	(384)	37,367	33,436	450	(246)	33,640
Trust preferred securities - single issuer	500	—	(51)	449	500	—	(80)	420
Trust preferred securities - pooled	5,943	14	(5,522)	435	5,957	13	(5,474)	496
Corporate and other debt securities	1,157	—	(101)	1,056	2,444	1	(107)	2,338
Equity securities	3,345	20	(798)	2,567	3,368	13	(875)	2,506
Total investment securities available for sale	$280,321	$6,144	$(12,275)	$274,190	$274,866	$6,270	$(13,106)	$268,030

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Securities Held To Maturity	March 31, 2010
	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(Dollar amounts in thousands)

Trust preferred securities - single issuer	$2,010	$—	$2,010	$8	$(59)	$1,959
Trust preferred securities - pooled	938	(859)	79	—	—	79

Total investment securities held to maturity	$2,948	$(859)	$2,089	$8	$(59)	$2,038

	December 31, 2009
	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(Dollar amounts in thousands)

Trust preferred securities - single issuer	$2,012	$—	$2,012	$5	$(257)	$1,760
Trust preferred securities - pooled	1,023	—	1,023	—	(926)	97

Total investment securities held to maturity	$3,035	$—	$3,035	$5	$(1,183)	$1,857

The age of unrealized losses and fair value of related investment securities available for sale and investment securities held to maturity at March 31, 2010 and December 31, 2009 were as follows:

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Securities Available for Sale	March 31, 2010
	Less than Twelve Months			More than Twelve Months			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(Dollar amounts in thousands)

U.S. Government agency securities	$8,046	$(77)	4	$—	$—	—	$8,046	$(77)	4
Agency residential mortgage-backed debt securities	44,514	(547)	14	2,051	(28)	1	46,565	(575)	15
Non-Agency collateralized mortgage obligations	2,268	(81)	1	8,301	(4,686)	8	10,569	(4,767)	9
Obligations of states and political subdivisions	14,336	(336)	18	672	(48)	1	15,008	(384)	19
Trust preferred securities - single issuer	—	—	—	449	(51)	1	449	(51)	1
Trust preferred securities - pooled	—	—	—	421	(5,522)	8	421	(5,522)	8
Corporate and other debt securities	128	(29)	1	927	(72)	1	1,055	(101)	2
Equity securities	1,211	(79)	2	797	(719)	22	2,008	(798)	24
Total investment securities available for sale	$70,503	$(1,149)	40	$13,618	$(11,126)	42	$84,121	$(12,275)	82

Securities Held To Maturity	March 31, 2010
	Less than Twelve Months			More than Twelve Months			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(Dollar amounts in thousands)

Trust preferred securities - single issuer	$—	$—	—	$918	$(59)	1	$918	$(59)	1
Trust preferred securities - pooled	—	—	—	79	—	1	79	—	1
Total investment securities held to maturity	$—	$—	—	$997	$(59)	2	$997	$(59)	2

Securities Available for Sale	December 31, 2009
	Less than Twelve Months			More than Twelve Months			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(Dollar amounts in thousands)

U.S. Government agency securities	$16,115	$(350)	9	$—	$—	—	$16,115	$(350)	9
Agency residential mortgage-backed debt securities	32,690	(719)	12	—	—	—	32,690	(719)	12
Non-Agency collateralized mortgage obligations	3,468	(368)	2	8,524	(4,887)	8	11,992	(5,255)	10
Obligations of states and political subdivisions	11,907	(246)	16	—	—	—	11,907	(246)	16
Trust preferred securities - single issue	—	—	—	420	(80)	1	420	(80)	1
Trust preferred securities - pooled	—	—	—	482	(5,474)	8	482	(5,474)	8
Corporate and other debt securities	138	(31)	1	924	(76)	1	1,062	(107)	2
Equity securities	1,041	(24)	2	687	(851)	22	1,728	(875)	24
Total investment securities available for sale	$65,359	$(1,738)	42	$11,037	$(11,368)	40	$76,396	$(13,106)	82

Securities Held To Maturity	December 31, 2009
	Less than Twelve Months			More than Twelve Months			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(Dollar amounts in thousands)

Trust preferred securities - single issue	$—	$—	—	$720	$(257)	1	$720	$(257)	1
Trust preferred securities - pooled	—	—	—	97	(926)	1	97	(926)	1
Total investment securities held to maturity	$—	$—	—	$817	$(1,183)	2	$817	$(1,183)	2

At March 31, 2010, there were 40 securities with unrealized losses in the less than twelve month category and 44 securities with unrealized losses in the twelve month or more category

Management evaluates investment securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Factors that may be indicative of impairment include, but are not limited to, the following:

•                  Fair value below cost and the length of time

•                  Adverse condition specific to a particular investment

•                  Rating agency activities (e.g., downgrade)

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

If a decline in market value of a security is determined to be other than temporary, under generally accepted accounting principles, we are required to write these securities down to their estimated fair value. As of March 31, 2010, we owned single issuer and pooled trust preferred securities of other financial institutions, private label collateralized mortgage obligations and equity securities whose aggregate historical cost basis is greater than their estimated fair value (see above). We reviewed all investment securities and have identified those securities that are other-than-temporarily impaired. The losses associated with these other-than-temporarily impaired securities have been bifurcated into the portion of non-credit impairment losses recognized in other comprehensive loss and into the portion of credit impairment losses recorded in earnings (see Note 5 of the consolidated financial statements). We perform an ongoing analysis of all investment securities utilizing both readily available market data and third party analytical models. Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, we will write them down through a charge to earnings to their then current fair value.

A.            Obligations of U. S. Government Agencies and Corporations. The unrealized losses on the Company’s investments in obligations of U.S. Government agencies were caused by changing credit spreads in the market as a result of the ongoing economic recession. At March 31, 2010, the fair value of the U. S. Government agencies and corporations bonds represented 5.8% of the total fair value of the available for sale securities held in the investment securities portfolio. The contractual cash flows are guaranteed by an agency of the U.S. Government. Because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010. Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

B.            Mortgage-Backed Debt Securities. The unrealized losses on the Company’s investments in federal agency residential mortgage-backed securities and corporate (non-agency) collateralized mortgage obligations (“CMO”) were primarily caused by changing credit and pricing spreads in the market as a result of the ongoing economic recession. At March 31, 2010, federal agency residential mortgage-backed securities and collateralized mortgage obligations represented 73.5% of the total fair value of available for sale securities held in the investment securities portfolio and corporate (non-agency) collateralized mortgage obligations represented 5.5% of the total fair value of available for sale securities held in the investment securities portfolio. The Company purchased those securities at a price relative to the market at the time of the purchase. The contractual cash flows of the federal agency residential mortgage-backed securities are guaranteed by the U.S. Government. Because the decline in the market value of agency residential mortgage-backed debt securities is primarily attributable to changes in market pricing since the time of purchase and not credit quality, and because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010. Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

As of March 31, 2010, the Company owned 8 corporate (non-agency) collateralized mortgage obligations in super senior or senior tranches whose aggregate historical cost basis is greater than estimated fair value. At March 31, 2010, 1 non-agency CMO with an amortized cost basis of $1.6 million was collateralized by commercial real estate and 7 non-agency CMO’s with an amortized cost basis of $18.1 million were collateralized by residential real estate. The Company uses a two step modeling approach to analyze each non-agency CMO issue to determine whether or not the current unrealized losses are due to credit impairment and therefore other-than-temporarily impaired. Step one in the modeling process applies default and severity vectors to each security based on current credit data detailing delinquency, bankruptcy, foreclosure and real estate owned (REO) performance. The results of the vector analysis are compared to the security’s current credit support coverage to determine if the security has adequate collateral support. If the security’s current credit support coverage falls below certain predetermined levels, step two is utilized. In step two, the Company uses a third party to assist in calculating the present value of current estimated cash flows to ensure there are no adverse changes in cash flows during the quarter leading to an other-than-temporary-impairment. Management’s assumptions used in step two include default and severity vectors and prepayment assumptions along with various other criteria including: percent decline in fair value; credit rating downgrades; probability of repayment of amounts due and changes in average life. At March 31, 2010, no CMO qualified for the step two modeling approach. Because of the results of the modeling process and because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider these CMO investments to be other-than-temporarily impaired at March 31, 2010. Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

C.            State and Municipal Obligations. The unrealized losses on the Company’s investments in state and municipal obligations were primarily caused by changing credit spreads in the market as a result of the ongoing economic recession and the deterioration of the creditworthiness of certain mono-line bond insurers. At March 31, 2010, state and municipal obligation bonds represented 13.6% of the total fair value of available for sale securities held in the investment securities portfolio. The Company purchased those obligations at a price relative to the market at the time of the purchase, and the tax advantaged benefit of the interest earned on these investments reduces the Company’s federal tax liability. Because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010. Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

D.            Other Debt Securities and Trust Preferred Securities. Included in other debt securities available for sale at March 31, 2010, was 1 asset-backed security and 1 corporate debt issue representing 0.4% of the total fair value of available for sale securities. Included in trust preferred securities were single issuer, trust preferred securities (“TRUPS” or “CDO”) representing 0.2% and 96.1% of the total fair value of available for sale securities and the total held to maturity securities, respectively, and pooled TRUPS representing 0.2% and 3.9% of the total fair value of available for sale securities and the total held to maturity securities, respectively.

The unrealized losses on other debt securities relate primarily to changing pricing due to the economic recession affecting these markets and not necessarily the expected cash flows of the individual securities. Due to market conditions, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time. Because the Company has analyzed the credit risk and cash flow characteristics of these securities and the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

As of March 31, 2010, the Company owned 3 single issuer TRUPS and 8 pooled TRUPS of other financial institutions whose aggregate historical cost basis is greater than their estimated fair value. Investments in trust preferred securities included (a) amortized cost of $2.5 million of single issuer TRUPS of other financial institutions with a fair value of $2.4 million and (b) amortized cost of $6.9 million of pooled TRUPS of other financial institutions with a fair value of $514,000. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary with the exception of six pooled TRUPS which were other than temporarily impaired at March 31, 2010. For the three months ended March 31, 2010, the Company recognized a subsequent net credit impairment charge to earnings of $15,000 on 1 available for sale pooled TRUPS and an initial net credit impairment charge to earnings of $81,000 on 1 held to maturity pooled TRUPS as the Company’s estimate of projected cash flows it expected to receive was less than the security’s carrying value. For the three months ended March 31, 2009, no credit impairment charge to earnings was recognized on any TRUPS as the Company’s estimate of projected cash flows it expected to receive was greater than the security’s carrying value. The Company performs an ongoing analysis of these securities utilizing both readily available market data and third party analytical models. Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or AOCI to reduce the securities to their then current fair value.

For pooled TRUPS, on a quarterly basis, the Company uses a third party model (“model”) to assist in calculating the present value of current estimated cash flows to the previous estimate to ensure there are no adverse changes in cash flows. The model’s valuation methodology is based on the premise that the fair value of a CDO’s collateral should approximate the fair value of its

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

liabilities. Conceptually, this premise is supported by the notion that cash generated by the collateral flows through the CDO structure to bond and equity holders, and that the CDO structure neither enhances nor diminishes its value. This approach was designed to value structured assets like TRUPS that currently do not have an active trading market, but are secured by collateral that can be benchmarked to comparable, publicly traded securities. The following describes the model’s assumptions, cash flow projections, and the valuation approach developed using the market value equivalence approach:

Defaults and Expected Deferrals

The model takes into account individual defaults that have already occurred by any participating entity within the pool of entities that make up the securities underlying collateral. The analyses show the individual names of each entity which are currently in default or have deferred their dividend payment. In light of the severity of current economic and credit market conditions, the model makes the conservative assumption that all deferring issuers will default. The model assesses incremental, near-term default risk by performing a ratio analysis designed to generate an estimate of the CAMELS rating that regulators use to assess the financial health of banks and thrifts which is updated quarterly. These shadow ratios reflect the key metrics that define the acronym CAMELS, specifically capital adequacy, asset quality, management, earnings, liquidity, and sensitivity to interest rates. The model calculates these ratios for each individual issuer in the TRUPS pool using publicly available data for the most recent quarter, and weighs the results. Capital adequacy and liquidity measures are emphasized relative to benchmark weights to account for the current stress on the banking system. The model assigned a numerical score to each issuer based on their CAMELS ratios, with scores ranging from 1 for the strongest institutions, to 4 and 5 for banks believed to be experiencing above average stress in the current credit cycle. Similar to the default assumption regarding deferring issuers, the model assumes that all shadow CAMEL ratings of 4 and 5 will also default. The model’s assumptions incorporate the belief that the severity of the stress on the banking system has introduced the potential for a sudden and dramatic decline in the operating performance of banks. Although difficult to identify, the model uses an estimated pool-wide default probability of .36% annually for the duration of each deal. This default rate is consistent with Moody’s idealized default probability for applicable corporate credits, and represents the base case default scenario used to model each deal.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

The following table provides additional information related to our single issuer trust preferred securities:

	March 31, 2010
			Gross
	Amortized	Fair	Unrealized	Number of
	Cost	Value	Gain/Losses	Securities
	(Dollar amounts in thousands)
Investment grades:
BBB Rated	977	918	(59)	1
Not rated	1,533	1,490	(43)	2
Total	$2,510	$2,408	$(102)	$3

There were no interest deferrals or defaults in any of the single issuer trust preferred securities in our investment portfolio as of March 31, 2010.

The following table provides additional information related to our pooled trust preferred securities as of:

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

March 31, 2010

Deal	Class	Amortized Cost	Fair Value	Unrealzied Gain/Loss	Lowest Credit Rating	# of Performing Issuers	Actual Deferral	Expected Deferral	Current Outstanding Collateral Balance	Current Tranche Subordination	Actual Defaults/ Deferrals as a % of Outstanding Collateral	Expected Deferrals/ Defaults as a % of Remaining Collateral	Excess Subordination as a % of Current Performing Collateral
(Dollar amounts in thousands)

Pooled trust preferred available for sale securities for which an other-than-temporary inpairment charge has been recognized:

Holding #1	Class D-1	$—	$14	$14	Ca (Moody’s)	46	$208,951	$21,000	$628,879	$65,532	33.2%	5.0%	0.0%
Holding #2	Class B-2	727	35	(692)	CC (Fitch)	21	106,250	—	247,750	33,000	42.9%	0.0%	0.0%
Holding #3	Class B	740	23	(717)	CC (Fitch)	24	122,600	18,000	345,500	62,650	35.5%	8.1%	0.0%
Holding #4	Class B-2	1,125	34	(1,091)	Ca (Moody’s)	23	94,750	9,000	303,000	38,500	31.3%	4.3%	0.0%
Holding #5	Class B-3	470	15	(455)	Ca (Moody’s)	50	154,780	—	601,775	53,600	25.7%	0.0%	0.0%
	Total	$3,062	$121	$(2,941)

Pooled trust preferred held to maturity securities for which an other-than-temporary inpairment charge has been recognized:

Holding #9	Mezzanine	938	79	(859)	CC (Fitch)	27	69,000	15,000	277,500	20,289	24.9%	7.2%	0.0%
	Total	$938	$79	$(859)

Pooled trust preferred available for sale securities for which an other-than-temporary inpairment charge has not been recognized:

Holding #6	Class B-1	1,300	163	(1,137)	B+ (S&P)	16	$17,500	$15,000	$193,500	$108,700	9.0%	8.5%	17.8%
Holding #7	Class C	1,003	100	(903)	CCC (Fitch)	31	13,000	10,000	312,300	31,550	4.2%	3.3%	15.8%
Holding #8	Senior Subordinate	578	51	(527)	Baa2 (Moody’s)	6	34,000	—	121,445	81,000	28.0%	0.0%	10.9%
	Total	$2,881	$314	$(2,567)

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

E.             Equity Securities. Included in equity securities available for sale at March 31, 2010, were equity investments in 27 financial services companies. The Company owns 1 qualifying Community Reinvestment Act (“CRA”) equity investment with an amortized cost and fair value of approximately $1.0 million, respectively. The remaining 26 equity securities have an average amortized cost of approximately $90,000 and an average fair value of approximately $60,000. Testing for other-than-temporary-impairment for equity securities is governed by FASB ASC 320-10 issued in April 2009. While $719,000 in fair value of the equity securities has been below amortized cost for a period of more than twelve months, the Company believes the decline in market value of the equity investment in financial services companies is primarily attributable to changes in market pricing and not fundamental changes in the earning potential of the individual companies. For the three months ended March 31, 2010 and 2009, respectively, the Company did not recognize any net credit impairment charges to earnings. The Company has the intent and ability to retain its investment in its equity securities for a period of time sufficient to allow for any anticipated recovery in market value. Other than one equity security related to a 2009 publicly announced agreement of sale, the Company does not consider the remaining equity securities to be other-than-temporarily-impaired as March 31, 2010.

As of March 31, 2010, the fair value of all securities available for sale that were pledged to secure public deposits, repurchase agreements, and for other purposes required by law, was $243.1 million.

The contractual maturities of investment securities available for sale are set forth in the following table. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following summary.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	At March 31, 2010
	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollar amounts in thousands)

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	3,707	3,603	—	—
Due after ten years	56,817	51,476	2,948	2,038
Agency residential mortgage-backed debt securities	196,775	201,608	—	—
Non-Agency collateralized mortgage obligations	19,677	14,936	—	—
Equity securities	3,345	2,567	—	—
	$280,321	$274,190	$2,948	$2,038

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to the scheduled maturity without penalty.

The following gross gains (losses) were realized on sales of investment securities available for sale included in earnings for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
	(Dollar amounts in thousands)

Gross gains	$98	$188
Gross losses	(6)	(29)
Net realized gains on sales of securities	$92	$159

The specific identification method was used to determine the cost basis for all investment security available for sale transactions. There are no securities classified as trading, therefore, there were no gains or losses included in earnings that were a result of transfers of securities from the available-for-sale category into a trading category. There were no sales or transfers from securities classified as held-to-maturity. See Note 5 to the consolidated financial statements for unrealized holding losses on available-for-sale securities for the periods reported.

Other-than-temporary impairment recognized in earnings for the year ended March 31, 2010, for credit impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit impaired debt securities. Additionally, the credit loss component is reduced if (i) the Company receives the cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security, (ii) the security matures or (iii) the security is fully written down.

Changes in the credit loss component of credit impaired debt and equity securities were:

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
	(Dollar amounts in thousands)

Balance, beginning of period	$2,468	$—
Additions:
Initial credit impairments	81	—
Subsequent credit impairments	15	—
Balance, end of period	$2,564	$—

Note 10.                 Loans

The components of loans were as follows:

	March 31,	December 31,
	2010	2009
	(Dollar amounts in thousands)
Residential real estate - 1 to 4 family	$163,580	$169,009
Residential real estate - multi family	41,969	38,994
Commercial	155,060	150,823
Commercial, secured by real estate	357,057	362,376
Construction	99,193	100,713
Consumer	2,949	3,108
Home equity lines of credit	85,927	86,916
Loans	905,735	911,939

Net deferred loan fees	(973)	(975)
Allowance for loan losses	(12,770)	(11,449)
Loans, net of allowance for loan losses	$891,992	$899,515

Changes in the allowance for loan losses were as follows:

	Quarter Ended	Year Ended
	March 31,	December 31,
	2010	2009
Balance, beginning	$11,449	$8,124
Provision for loan losses	2,600	8,572
Loans charged off	(1,293)	(5,477)
Recoveries	14	230
Balance, ending	$12,770	$11,449

The gross recorded investment in impaired loans not requiring an allowance for loan losses was $7.0 million at March 31, 2010 and $6.3 million at December 31, 2009. The gross recorded investment in impaired loans requiring an allowance for loan losses was $16.6 million and $18.9 million at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010 and December 31, 2009, the related allowance for loan losses associated with those loans was $3.8 million and $3.8 million, respectively. For the periods ended March 31, 2010 and December 31, 2009, the average recorded investment in impaired loans was $24.8 million and $18.6 million, respectively. Interest income of $23,000 was recognized on impaired loans for the year ended March 31, 2010 and interest income of $42,000 was recognized on impaired loans for the year ended December 31, 2009.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 11. Acquisitions Including Goodwill and Other Intangible Assets

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

Included in the $1.8 million purchase price for Fisher Benefits Consulting was goodwill of $0.2 million and identifiable intangible assets of $1.6 million. Contingent payments totaling $750,000, or $250,000 for each of the first three years following the acquisition, will be paid if certain predetermined revenue target ranges are met. These payments are expected to be added to goodwill when paid. The contingent payments could be higher or lower depending upon whether actual revenue earned in each of the three years following the acquisition is less than or exceeds the predetermined revenue goals. No contingent payments were made for the three month periods ended March 31, 2010 and 2009, respectively.

Goodwill and Other Intangible Assets

The Company has goodwill and other intangible assets of $44.0 million at March 31, 2010 related to the acquisition of its banking, insurance and wealth management companies. The Company utilizes a third party valuation service to perform its goodwill impairment test both on an interim and annual basis. A fair value is determined for the banking and financial services, insurance services and investment services reporting units. If the fair value of the reporting business unit exceeds the book value, no write down of goodwill is necessary (a Step One evaluation). If the fair value is less than the book value, an additional test (a Step Two evaluation) is necessary to assess goodwill for potential impairment. As a result of the goodwill impairment valuation analysis, the Company determined that no goodwill impairment write-off for any of its reporting units was necessary for the three months ended March 31, 2010, however a Step Two goodwill impairment evaluation test was required for the banking and financial services reporting unit.

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

Framework for Interim Impairment Analysis

The Company utilizes the following framework from FASB ASC 350 “Intangibles-Goodwill & Other” (“ASC 350”) to evaluate whether an interim goodwill impairment test is required, given the occurrence of events or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

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

•                  the testing for recoverability under FASB ASC 860, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” of a significant asset group within a reporting unit; and

•                  recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell or transfer the asset or transfer the liability occurs in the principal market for the asset or liability, or in the absence of a principal market, the most advantageous market for the asset or liability. ASC Topic 820 further defines market participants as buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

ASC Topic 820 establishes a fair value hierarchy to prioritize the inputs used in valuation techniques:

1.               Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

2.               Level 2 inputs are inputs other than quoted prices included in level 1 that are observable for the asset or liability through corroboration with observable market data

3.               Level 3 inputs are unobservable inputs, such as a company’s own data

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

Consideration of Market Capitalization in Light of the Results of Our Annual and Interim Goodwill Assessments

The Company’s stock price, like the stock prices of many other financial services companies, is trading below both book value as well as tangible book value. We believe that the Company’s current market value does not represent the fair value of the Company when taken as a whole and in consideration of other relevant factors. Because the Company is viewed by investors predominantly as a community bank, we believe our market capitalization is based on net tangible book value, reduced by nonperforming assets in excess of the allowance for loan and lease losses. We believe that the market place ascribes effectively no value to the Company’s fee-based reporting units, the assets of which are composed principally of goodwill and intangibles. Management believes that as a stand-alone business each of these reporting units has value which is not being incorporated in the market’s valuation of VIST reflected in its share price. Management also believes that if these reporting units were carved out of the Company and sold, they would command a sales price reflective of their current performance. Management further believes that if these reporting units were sold, the results of the sale would increase both the tangible book value (resulting from, among other things, the reduction in associated goodwill) and therefore market capitalization, given the market’s current valuation approach described above.

Insurance services and investment services reporting units:

In performing Step One of the interim goodwill impairment tests, it was necessary to determine the fair value of the insurance services and investment services reporting units. The fair value of these reporting units was estimated using a weighted average of both an income approach and a market approach. The income approach utilizes level 3 inputs and uses a dividend discount analysis, which calculates the present value of all excess cash flows plus the present value of a terminal value. This approach calculates cash flows based on financial results after a change of control transaction. The Market Approach utilizes level 2 inputs and is used to calculate the fair value of a company by examining pricing multiples in recent acquisitions of companies similar in size and performance to the company being valued. Based on the results of the interim goodwill impairment analysis, no goodwill impairment was indicated.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Banking and financial services unit:

In performing Step One of the interim goodwill impairment test, it was necessary to determine the fair value of the banking and financial services reporting unit. The fair value of this reporting unit was estimated using a weighted average of a discounted dividend approach, a market (“selected transactions”) approach, a change in control premium to parent market price approach, and a change in control premium to peer market price approach. Based on the results of the interim goodwill impairment analysis, the fair value of the recorded goodwill of this reporting unit was less than its carrying amount and, therefore, a Step Two goodwill impairment evaluation test was performed to assess the proper carrying value of goodwill.

In accordance with ASC Topic 350-20-35-8, an interim Step Two goodwill impairment evaluation test was undertaken for our banking and financial services reporting unit. The Step Two test follows the purchase price allocation method which, in determining the implied fair value of goodwill, the fair value of net assets (fair value of all assets other than goodwill, minus fair value of liabilities) is subtracted from the fair value of the reporting unit. We made fair value estimates for all material balance sheet accounts to reflect the estimated fair value of the Company’s unrecorded adjustments to assets and liabilities including: loans, investment securities, building, core deposit intangible, certificates of deposit and borrowings. The Step Two analysis involves the determination of the fair value of the banking and financial services reporting unit’s assets and liabilities. The supplemental Step Two fair value estimates for Loans and Core Deposit Intangibles are based on the third party valuation used in the most recent annual goodwill impairment valuation for the year ended December 31, 2009 prepared with an as of date of October 31, 2009. Management believes these valuations continue to indicate the Fair Value since there has been no activity in the market or economic environment that would significantly change these valuations.

Based on the results of the Step Two interim goodwill impairment analysis, the fair value of the banking and financial services reporting unit’s goodwill was more than its carrying amount, therefore no goodwill impairment charge was indicated.

The changes in the carrying amount of goodwill as allocated to our reporting units for the periods indicated were:

	Banking and		Brokerage and
	Financial		Investment
	Services	Insurance	Services	Total
	(In thousands)

Balance as of December 31, 2008	$27,768	$10,943	$1,021	$39,732
Contingent payments during the year 2009	—	250	—	250
Balance as of December 31, 2009	$27,768	$11,193	$1,021	$39,982
Balance as of March 31, 2010	$27,768	$11,193	$1,021	$39,982

Other Intangible Assets

In accordance with the provisions of FASB ASC 350, the Company amortizes other intangible assets over the estimated remaining life of each respective asset. Amortizable intangible assets were composed of the following:

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	March 31, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortizable intangible assets:
Purchase of client accounts (20 year weighted average useful life)	$4,805	$1,292	$4,805	$1,232
Employment contracts (7 year weighted average useful life)	1,135	1,107	1,135	1,102
Assets under management (20 year weighted average useful life)	184	70	184	68
Trade name (20 year weighted average useful life)	196	196	196	196
Core deposit intangible (7 year weighted average useful life)	1,852	1,455	1,852	1,388
Total	$8,172	$4,120	$8,172	$3,986

Aggregate Amortization Expense:
For the three months ended March 31, 2010	$134
For the three months ended March 31, 2009	$171

Note 12. Junior Subordinated Debt

First Leesport Capital Trust I, a Delaware statutory business trust, was formed on March 9, 2000 and is a wholly-owned subsidiary of the Company. The Trust issued $5 million of 10.875% fixed rate capital trust pass-through securities to investors. First Leesport Capital Trust I purchased $5 million of fixed rate junior subordinated deferrable interest debentures from VIST Financial Corp. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial Corp. of the obligations of the Trust under the capital securities. The capital securities are redeemable by VIST Financial Corp. on or after March 9, 2010, at stated premiums, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on March 9, 2030. In October 2002, the Company entered into an interest rate swap agreement with a notional amount of $5 million that effectively converts the securities to a floating interest rate of six month LIBOR plus 5.25% (5.63% at March 31, 2010). In June, 2003, the Company purchased a six month LIBOR cap with a rate of 5.75% to create protection against rising interest rates for the above mentioned $5 million interest rate swap. Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by other interest rate swaps.

On September 26, 2002, the Company established Leesport Capital Trust II, a Delaware statutory business trust, in which the Company owns all of the common equity. Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45% (3.70% at March 31, 2010). These debentures are the sole assets of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial Corp. of the obligations of the Trust under the capital securities. These securities must be redeemed in September 2032, but may be redeemed on or after November 7, 2007 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company. As of March 31, 2010, the Company has not exercised the call option on these debentures. In September 2008, the Company entered into an interest rate swap agreement that effectively converts the $10 million of adjustable-rate capital securities to a fixed interest rate of 7.25%. Interest began accruing on the Leesport Capital Trust II swap in February 2009.

On June 26, 2003, Madison established Madison Statutory Trust I, a Connecticut statutory business trust. Pursuant to the purchase of Madison on October 1, 2004, the Company assumed Madison Statutory Trust I in which the Company owns all of the common equity. Madison Statutory Trust I issued $5 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10% (3.38% at March 31, 2010). These debentures are the sole assets of the Trusts. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial Corp. of the obligations of the Trust under the capital securities. These securities must be redeemed in June 2033, but may be redeemed on or after September 26, 2008 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company. In September 2008, the Company entered into an interest rate swap agreement that effectively converts the $5 million of adjustable-rate capital securities to a fixed interest rate of 6.90%. Interest began accruing on the Madison Statutory Trust I swap in March 2009.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 13.         Regulatory Matters and Capital Adequacy

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

Federal bank regulatory agencies have established certain capital-related criteria that must be met by banks and bank holding companies. The measurements which incorporate the varying degrees of risk contained within the balance sheet and exposure to off-balance sheet commitments were established to provide a framework for comparing different institutions. Regulatory guidelines require that Tier 1 capital and total risk-based capital to risk-adjusted assets must be at least 4.0% and 8.0%, respectively. In order for the Company to be considered “well capitalized” under the guidelines of the banking regulators, the Company must have Tier 1 capital and total risk-based capital to risk-adjusted assets of at least 6.0% and 10.0%, respectively. As of March 31, 2010, the Company has met the criteria to be considered a well capitalized institution.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2010, that the Company and the Bank meet all minimum capital adequacy requirements to which they are subject.

As of March 31, 2010, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed its category.

The Company’s regulatory capital ratios are presented below for the periods indicated:

	March 31,	December 31,
	2010	2009

Leverage ratio	8.21%	8.36%
Tier I risk-based capital ratio	10.80%	10.65%
Total risk-based capital ratio	12.05%	11.82%

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

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. At March 31, 2010, the Bank had approximately $1.2 million available for payment of dividends to the Company.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis. At March 31, 2010 and at December 31, 2009, the Bank had a $1.3 million loan outstanding to VIST Insurance.

As of February 1, 2010, the Company had declared a $0.05 per share cash dividend for common shareholders of record on February 11, 2010, payable February 22, 2010.

For the three month ended March 31, 2010, preferred stock dividends and accretion included in income available for common shareholders or basic and diluted earnings per common share on the Series A Preferred Stock were $420,000.

Note 14.         Financial Instruments with Off-Balance Sheet Risk

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

A summary of the Bank’s financial instrument commitments is as follows:

	March 31,	December 31,
	2010	2009
	(Dollar amounts in thousands)
Commitments to extend credit:
Loan origination commitments	$56,485	$32,846
Unused home equity lines of credit	39,727	44,091
Unused business lines of credit	123,423	149,032
Total commitments to extend credit	$219,635	$225,969

Standby letters of credit	$9,882	$11,998

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

Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2010 and 2009 for guarantees under standby letters of credit issued is not material.

Junior Subordinated Debt:

The Company has elected to record its junior subordinated debt at fair value with changes in fair value reflected in other income in the consolidated statements of operations. The fair value is estimated utilizing the income approach whereby the expected

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

cash flows over the remaining estimated life of the debentures are discounted using the Company’s estimated credit spread over the current fully indexed yield based on an expectation of future interest rates derived from observed market interest rate curves and volatilities. At March 31, 2010 and December 31, 2009, the estimated fair value of the junior subordinated debt was $19.715 million and $19.658 million, respectively, and was offset by changes in the fair value of the related interest rate swaps.

During October 2002, the Company entered into an interest rate swap agreement with a notional amount of $5 million to manage its exposure to interest rate risk. This derivative financial instrument effectively converted fixed interest rate obligations of outstanding mandatory redeemable capital debentures to variable interest rate obligations, decreasing the asset sensitivity of its balance sheet by more closely matching the repricing of the Company’s variable rate assets with variable rate liabilities. The Company considers the credit risk inherent in the contracts to be negligible. This swap has a notional amount equal to the outstanding principal amount of the related trust preferred securities, together with the same payment dates, maturity date and call provisions as the related trust preferred securities.

Under the swap, the Company pays interest at a variable rate equal to six month LIBOR plus 5.25%, adjusted semiannually (5.63% at March 31, 2010), and the Company receives a fixed rate equal to the interest that the Company is obligated to pay on the related trust preferred securities (10.875%).

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

The estimated fair values of the interest rate swap agreements represent the amount the Company would have expected to receive to terminate such contract. At March 31, 2010 and December 31, 2009, the estimated fair value of the interest rate swap agreements was $64,000 and $111,000, respectively, and was offset by changes in the fair value of the related trust preferred debt. The swap agreements expose the Company to market and credit risk if the counterparty fails to perform. Credit risk is equal to the extent of a fair value gain on the swaps. The Company manages this risk by entering into these transactions with high quality counterparties.

Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by other interest rate swaps. In June 2003, the Company purchased a six month LIBOR cap to create protection against rising interest rates for the above mentioned $5 million interest rate swap. The initial premium related to this interest rate cap was $102,000 and, at March 31, 2010 and December 31, 2009, the premium’s carrying and market values were approximately $0 and $0, respectively. The interest rate cap matured in March 2010.

The following table details the fair values of the derivative instruments included in the consolidated balance sheet for the year ended:

Liability Derivatives
	March 31, 2010		December 31, 2009
	Balance		Balance
Derivatives Not Designated as Hedging	Sheet	Fair	Sheet	Fair
Instruments under FASB ASC 815:	Location	Value	Location	Value
(Dollar amounts in thousands)

Interest rate swap contracts	Other liabilities	$64	Other liabilities	$111
Interest rate cap	Other liabilities	—	Other liabilities	—

Total derivatives		$64		$111

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following table details the effect of the change in fair values of the derivative instruments included in the consolidated statement of operations for the year ended:

		Amount of Gain or (Loss) Recognized in Income on Derivative
	Location of Gain or (Loss)	For the Three Months Ended	For the Three Months Ended
Derivatives Not Designated as Hedging	Recognized in Income on	March 31,	March 31,
Instruments under FASB ASC 815:	Derivative	2010	2009
		(Dollar amounts in thousands)

Interest rate swap contracts	Other income	$47	$672
Interest rate cap	Other income	—	—

Total derivatives		$47	$672

During the three month periods ended March 31, 2010 and 2009, the Company recognized interest paid or payable under the interest rate swap agreements of $26,000 and $36,000, respectively, which was recorded as an increase of interest expense on the trust preferred securities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

VIST Financial Corp. (“the Company”) is a Pennsylvania business corporation headquartered in Wyomissing, Pennsylvania. The Company offers a wide array of financial services through its banking, insurance and wealth management subsidiaries. Unless otherwise indicated, all references in this Management’s Discussion and Analysis to “VIST,” “we,” “us,” “our,” or similar terms refer to VIST Financial Corp. and its subsidiaries on a consolidated basis. The Company’s banking subsidiary, VIST Bank, is referred to as “the Bank.” At March 31, 2010, the Company had consolidated total assets of $1.3 billion, consolidated total deposits of $1.1 billion, consolidated total shareholders’ equity of $125.7 million, and employed 287 full time equivalent employees.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Note 1 to the Company’s consolidated financial statements (included in Item 8 of the Form 10-K for the year ended December 31, 2009) lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

The Company prepares the consolidated financial statements in accordance with United States generally accepted accounting principles, which are referred to as GAAP, and which require management to make judgments in the application of its accounting policies that involve significant estimates and assumptions about the effect of matters that are inherently uncertain. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, revenue recognition for insurance activities, stock based compensation, derivative financial instruments, goodwill and intangible assets, fair value measurements including other than temporary impairment losses on available for sale securities, the valuation of junior subordinated debt and related hedges, the valuation of deferred tax assets and the effects of any business combinations. Additional information about these accounting policies is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in the Company’s 2009 Form 10-K. Although no significant changes to the Company’s critical accounting policies were made during the first three months of 2010, the Company has provided updated information with respect to its accounting for the fair value of financial instruments in Note 8 “Fair Value Measurements and Fair Value of Financial Instruments.”

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

OVERVIEW OF FINANCIAL RESULTS

Financial Highlights

Net income for the Company for the quarter ended March 31, 2010 was $713,000 as compared to net income of $1.5 million for the same period in 2009. Basic and diluted net income available to common shareholders per common share for the first quarter of 2010 were $.05 and $.05, respectively, compared to basic and diluted net income available to common shareholders per common share of $.20 and $.20, respectively, for the same period of 2009. Included in earnings for the three months ended March 31, 2010 were pretax other-than-temporary impairment charges on available for sale and held to maturity investment securities of $96,000.

The following are the key ratios for the Company as of or for the:

	Three Months Ended
	March 31,	March 31,
	2010	2009

Return on average assets (annualized)	0.22%	0.50%
Return on average shareholders’ equity (annualized)	2.30%	4.99%
Common dividend payout ratio	99.74%	47.62%
Average shareholders’ equity to average assets	9.47%	10.06%

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

FTE net interest income for the three months ended March 31, 2010 was $10.1 million, an increase of $1.2 million, or 14.1%, compared to the $8.9 million reported for the same period in 2009. The FTE net interest margin increased to 3.40% for the first quarter of 2010 from 3.20% for the same period in 2009.

The following summarizes net interest margin information:

	Three months ended March 31,
	2010			2009
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands, except percentages)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$733,065	$10,356	5.65	$699,514	$9,938	5.68
Mortgage	48,774	663	5.44	50,411	763	6.06
Consumer	130,650	1,683	5.22	139,792	1,883	5.46
Investments (2) .	268,549	3,560	5.30	228,417	3,355	5.87
Federal funds sold	29,001	8	0.12	6,626	3	0
Other short-term investments	493	—	—	346	1	0.66

Total interest-earning assets	$1,210,532	$16,270	5.38	$1,125,106	$15,943	5.67

Interest-Bearing Liabilities:
Transaction accounts	$496,785	$1,538	1.26	$320,118	$1,110	1.40
Certificates of deposit	448,819	2,964	2.68	469,016	4,044	3.49
Securities sold under agreement to repurchase	115,827	1,182	4.08	119,503	1,065	3.56
Short-term borrowings	—	—	0.00	9,914	17	0.67
Long-term borrowings	11,111	98	3.52	59,167	504	3.41
Junior subordinated debt	19,658	345	7.13	18,173	314	7.02

Total interest-bearing liabilities	1,092,200	6,127	2.28	995,891	7,054	2.87

Noninterest-bearing deposits	102,355	—		105,444	—

Total cost of funds	$1,194,555	6,127	2.08	$1,101,335	7,054	2.59

Net interest margin (fully taxable equivalent)		$10,143	3.40		$8,889	3.20

(1)                                  Loan fees have been included in the interest income totals presented. Nonaccrual loans have been included in average loan balances.

(2)           Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

Average interest-earning assets for the three months ended March 31, 2010 were $1.21 billion, a $85.4 million, or 7.6%, increase over average interest-earning assets of $1.13 billion for the same period in 2009. The FTE yield on average interest-earning assets decreased by 29 basis points to 5.38% for the first quarter of 2010, compared to 5.67% for the same period in 2009.

Average interest-bearing liabilities for the three months ended March 31, 2010 were $1.09 billion, a $96.3 million, or 9.7%, increase over average interest-bearing liabilities of $995.9 million for the same period in 2009. In addition, average noninterest-bearing deposits decreased to $102.4 million for the three months ended March 31, 2010, from $105.4 million for the same time period of 2009. The interest rate on total interest-bearing liabilities decreased by 59 basis points to 2.28% for the three months ended March 31, 2010, compared to 2.87% for the same period in 2009.

For the three months ended March 31, 2010, FTE total interest income increased to $16.3 million compared to $15.9 million for the same period in 2009. The increase in total FTE interest income for the three months ended March 31, 2010 was primarily the result of an increase in average investments and average outstanding commercial loans compared to the same period in 2009. FTE earning asset yields on average outstanding loans decreased due primarily to lower rates on new loan originations. Average outstanding commercial loan balances increased by $33.6 million, or 4.8% from March 31, 2009 to March 31, 2010. Average outstanding federal funds sold balances increased by $22.4 million, or 337.7% from March 31, 2009 to March 31, 2010. Additionally, average outstanding total investment securities increased by $40.1 million or 17.6% from March 31, 2009 to March 31, 2010. FTE earning asset yields on average outstanding investment securities decreased from 5.9% at March 31, 2009 to 5.3% at March 31, 2010.

For the three months ended March 31, 2010, total interest expense decreased 13.1% to $6.1 million compared to $7.1 million for the same period in 2009. The decrease in total interest expense for the three months ended March 31, 2010 was primarily the result of a decrease in the interest rates on average interest bearing liabilities compared to the same period in 2009. The average interest rate paid on total outstanding interest-bearing liabilities decreased from 2.87% for the three months ended March 31, 2009 to 2.28% for the three months ended March 31, 2010. The decrease in the average interest rate paid on total interest-bearing deposits was the result of management’s disciplined approach to deposit pricing in response to the decrease in average core deposit interest rates in our competitive footprint. Total average interest-bearing deposits increased $156.4 million or 19.8% from March 31, 2009 to March 31, 2010 due primarily to growth in time deposits and interest-bearing checking accounts. The average interest rate paid on short-term borrowings and securities sold under agreements to repurchase increased from 3.34% for the three months ended March 31, 2009 to 4.08% for the three months ended March 31, 2010. The increase in the average interest rate paid on short-term borrowings and securities sold under agreements to repurchase was the result of increases in average interest rates paid on longer-term, wholesale securities sold under repurchase agreements. Average short-term borrowings and securities sold under agreements to repurchase balances decreased $13.6 million or 10.5% from March 31, 2009 to March 31, 2010 due primarily to the growth in total average interest-bearing deposits. Total cost of funds decreased to 2.08% in 2010 from 2.59% in 2009.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2010 was $2.6 million compared to $825,000 for the same period of 2009. Net charge-offs to average loans was 0.55% annualized for the three months ended March 31, 2010 compared to 0.58% for the year ended December 31, 2009. The provision reflects the amount deemed appropriate by management to provide a best estimate of probable losses given the present risk characteristics of the loan portfolio. Management continues to evaluate and classify the credit quality of the loan portfolio utilizing a qualitative and quantitative internal loan review process and, based on the results of the analysis at March 31, 2010, management has determined that the current allowance for loan losses is adequate as of such date. The ratio of the allowance for loan losses to loans outstanding at March 31, 2010 and December 31, 2009 was 1.41% and 1.26%, respectively. Please see further discussion under the caption “Allowance for Loan Losses.”

Non-Interest Income

Total non-interest income for the three months ended March 31, 2010 totaled $4.5 million, a decrease of $0.9 million, or 15.8%, from income of $5.4 million for the same period in 2009.

The following table details non-interest income (loss) as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars amounts in thousands)

Customer service fees	$583	$658
Mortgage banking activities, net	134	267
Commissions and fees from insurance sales	3,076	2,958
Broker and investment advisory commissions and fees	135	330
Other commissions and fees	504	473
Earnings on investment in life insurance	78	76
Gain on sale of loans	—	—
Other income	43	484
Total other non-interest income before investments	4,553	5,246

Net realized gains on sales of securities	92	159

Losses from other-than-temporary impairment	(940)	—
Losses not related to credit	844	—
Net credit impairment losses on securities recognized in earnings	(96)	—
Net losses related to investment securities	(4)	159
Total other non-interest income	$4,549	$5,405

Revenue from customer service fees decreased 11.4% to $583,000 for the first quarter of 2010 as compared to $658,000 for the same period in 2009. The decrease in customer service fees for the comparative three month periods is primarily due to a decrease in commercial uncollected funds fees and non-sufficient funds charges.

Revenue from mortgage banking activities decreased 49.8% to $134,000 for the first quarter of 2010 as compared to $267,000 for the same period in 2009. The decrease in mortgage banking activities for the comparative three month periods is primarily due to a decrease in the volume of loans sold into the secondary mortgage market. The Company operates its mortgage banking activities through VIST Mortgage, a division of VIST Bank.

Revenue from commissions and fees from insurance sales increased 4.0% to $3.1 million for the first quarter of 2010 as compared to $3.0 million for the same period in 2009. The increase for the comparative three month periods is mainly attributed to an increase in commission income on group insurance products offered through VIST Insurance, LLC is a wholly owned subsidiary of the Company.

Revenue from brokerage and investment advisory commissions and fees decreased 59.1% to $135,000 in the first quarter of 2010 as compared to $330,000 for the same period in 2009. The decrease for the comparative three month periods are due primarily to the decrease in volume of investment advisory services offered through VIST Capital Management, LLC, a wholly owned subsidiary of the Company.

Revenue from earnings on investment in life insurance increased 2.6% to $78,000 in the first quarter of 2010 as compared to $76,000 for the same period in 2009. The increase in earnings on investment in life insurance for the comparative three month periods is due primarily to increased earnings credited on the Company’s separate investment account, bank owned life insurance (“BOLI”).

Other commissions and fees increased 6.6% to $504,000 for the first quarter of 2010 as compared to $473,000 for the same period in 2009. The increase for the comparative three month periods is due primarily to an increase in debit card network interchange income.

Other income, including gain on sale of loans, decreased 91.1% to $43,000 for the first quarter of 2010 as compared to $484,000 for the same period in 2009. The decrease in other income for the comparative three month period is due primarily to a settlement of a previously accrued contingent payment in 2009.

Net realized gains on sales of available for sale securities were $92,000 for the three months ended March 31, 2010 compared to net realized gains on sales of available for sale securities of $159,000 for the same period in 2009. Net realized gains on sales of available for sale securities for the three month period in 2009 and 2008 were primarily due to planned sales of existing available for sale investment securities.

For the three month period ended March 31, 2010, net credit impairment losses recognized in earnings resulting from OTTI losses on available for sale investment securities were $96,000. The net credit impairment losses include OTTI charges for estimated credit losses on two pooled trust preferred securities. For the three month period ended March 31, 2009, there were no net credit impairment losses recognized in earnings resulting from OTTI losses on available for sale investment securities.

Management regularly reviews the investment securities portfolio to determine whether to record other-than-temporary impairment. These impairment losses, which reflected the entire difference between the fair value and amortized cost basis of each individual security, were recorded in the consolidated results of operations.

Additional information about investment securities, the gross gains and losses that compose the net sale gains and losses and the process to review the portfolio for other-than-temporary impairment, is provided in Note 9 to the consolidated financial statements included in this Form 10-Q.

Non-Interest Expense

Total non-interest expense for the three months ended March 31, 2010 totaled $11.1 million, a decrease of $188,000, or 1.7%, over total other expense of $11.3 million for the same period in 2009.

The following table details non-interest expense as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars amounts in thousands)
Salaries and employee benefits	$5,419	$5,688
Occupancy expense	1,148	1,069
Furniture and equipment expense	624	606
Marketing and advertising expense	246	270
Amortization of identifiable intangible assets	133	171
Professional services	609	892
Outside processing	1,031	951
FDIC deposit insurance	532	444
Other real estate owned expense	497	326
Other expense	852	862

Total other non-interest expense	$11,091	$11,279

Salaries and benefits decreased 4.7% to $5.4 million for the three months ended March 31, 2010 from $5.7 million for the same period in 2009. Included in salaries and benefits for the three months ended March 31, 2010 and March 31, 2009 were pre-tax stock-based compensation costs of $37,000 and $20,000, respectively. Also included in salaries and benefits for the three months ended March 31, 2010 were total commissions paid of $228,000 on mortgage origination activity through VIST Mortgage, insurance sales activity through VIST Insurance, and investment advisory sales through VIST Capital Management compared to commissions paid of $384,000 for the same period in 2009. The decrease for the comparative three month periods is due primarily to a decrease in the number of full-time equivalent employees and a decrease in employer 401(k) contribution expense. Full-time equivalent (FTE) employees decreased to 287 at March 31, 2010 from 300 at March 31, 2009.

Occupancy expense and furniture and equipment expense increased 5.8% to $1.8 million for the first three months of 2010 as compared to $1.7 million at the same period in 2009. The increase in occupancy expense and furniture and equipment expense for the comparative three month period is due primarily to an increase in building lease expense and equipment repairs expense and software maintenance expense.

Marketing and advertising expense decreased 8.9% to $246,000 for the first quarter of 2010 as compared to $270,000 for the same period in 2009. The decrease in marketing and advertising expense for the comparative three month periods is due primarily to a reduction in marketing costs associated with direct mailings and special events.

Professional services expense decreased 31.7% to $609,000 for the first quarter of 2010 as compared to $892,000 for the same period in 2009. The decrease for the comparative three month periods is due primarily to legal fees associated with a 2009 litigation settlement related to a previously accrued contingent payment.

Outside processing expense increased 8.4% to $1.0 million for the first quarter of 2010 as compared to $951,000 for the same period in 2009. The increase in outside processing expense for the comparative three month periods are due primarily to costs incurred for computer related services.

FDIC insurance expense increased 19.8% to $532,000 for the first quarter of 2010 as compared to $444,000 for the same period in 2009. The increase in insurance expense for the comparative three month periods is due primarily to higher FDIC deposit insurance premiums.

Other real estate owned expense increased 52.5% to $497,000 for the first quarter of 2010 as compared to $326,000 for the same period in 2009. The increase in other real estate expense for the comparative three month periods is due primarily to an increase in other real estate owned balances as a result of continued stressed economic conditions in our lending region.

Income Taxes

There was an income tax benefit of $178,000 for the first quarter of 2010 as compared to income tax expense of $252,000 for the same period in 2009. The effective income tax rate for the Company for the first quarter ended March 31, 2010 was (33.3%) compared to 14.1% for the same period of 2009. The effective income tax rate for the comparative three month periods of both 2010 and 2009 fluctuated primarily due to fluctuations in tax exempt income and net income before income taxes. Included in income tax expense for the comparative three month periods ended March 31, 2010 is a federal tax benefit of approximately $64,000 from a $5,000,000 investment in an affordable housing, corporate tax credit limited partnership.

FINANCIAL CONDITION

The total assets of the Company at March 31, 2010 were $1.34 billion, an increase of approximately $30.1 million, or 9.2% annualized, from $1.31 billion at December 31, 2009.

Cash and Cash Equivalents:

Cash and cash equivalents increased $28.9 million, or 422.7% annualized, to $56.3 million at March 31, 2010 from $27.4 million at December 31, 2009. This increase is primarily related to an increase in federal funds sold.

Mortgage Loans Held for Sale

Mortgage loans held for sale increased $267,000, or 54.4% annualized, to $2.2 million at March 31, 2010 from $2.0 million at December 31, 2009. This increase is primarily related to an increase in loans originated for sale into the secondary residential real estate loan market through VIST Mortgage.

Securities Available for Sale

Investment securities available for sale increased $6.2 million, or 9.2% annualized, to $274.2 million at March 31, 2010 from $268.0 million at December 31, 2009. Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity. The increase in investment securities available for sale was due primarily to the purchases of mortgage-backed securities used as collateral for the Company’s public funds and structured wholesale borrowings.

The securities portfolio included a net unrealized loss on available for sale securities of $6.1 million and $6.8 million at March 31, 2010 and December 31, 2009, respectively. In addition, net unrealized losses of $51,000 and $1.2 million were present in the held to maturity securities at March 31, 2010 and December 31, 2009, respectively. Changes in longer-termed treasury interest rates, underlying collateral and credit concerns and dislocation and illiquidity in the current market continue to contribute to the decrease in the fair market value of certain securities.

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

Loans

Total loans, net of allowance for loan losses, decreased to $892.0 million, or 3.3% annualized, at March 31, 2010 from $899.5 million at December 31, 2009.

The components of loans were as follows:

	March 31,	December 31,
	2010	2009
	(Dollar amounts in thousands)
Residential real estate - 1 to 4 family	$163,580	$169,009
Residential real estate - multi family	41,969	38,994
Commercial	155,060	150,823
Commercial, secured by real estate	357,057	362,376
Construction	99,193	100,713
Consumer	2,949	3,108
Home equity lines of credit	85,927	86,916
Loans	905,735	911,939

Net deferred loan fees	(973)	(975)
Allowance for loan losses	(12,770)	(11,449)
Loans, net of allowance for loan losses	$891,992	$899,515

Loans secured by real estate (not including home equity lending products) decreased $7.8 million, or 5.5% annualized, to $562.6 million at March 31, 2010 from $570.4 million at December 31, 2009. This decrease is primarily due to a decrease in commercial real estate loan originations.

Total commercial loans decreased to $511.9 million at March 31, 2010 from $513.2 million at December 31, 2009, a decrease of $1.3 million, or 1.0% annualized. The decrease is due primarily to a decrease in commercial real estate loans outstanding. There were no SBA loans sold during the period.

Consumer and home equity lending products decreased to $88.9 million at March 31, 2010, from $90.0 million as of December 31, 2009. Consumer demand for these types of loans decreased slightly in 2010. Although the Company’s focus primarily centered on the commercial customer, management remained disciplined in its pricing of consumer loans. Despite the numerous economic challenges faced in 2010, the Company was able to maintain most of its outstanding balances through the successful marketing of its Equilock consumer loan product which carries both a fixed and variable component allowing the consumer to lock and unlock the loan at the prevailing interest rate.

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

A credit loan committee comprised of senior management approves commercial and consumer loans with total loan exposures in excess of $2 million. The executive loan committee comprised of senior management and 5 members from the Board of Directors (including the President of the Company) approves commercial and consumer loans with total exposures in excess of $4.5 million up to the Bank’s legal lending limit. One of the affirmative votes on both the credit and/or executive loan committee must be either the Chief Credit Officer or the Chief Lending Officer in order to ensure that proper standards are maintained.

Lending authorities are granted to individuals based on position and experience. All commercial loan approvals require dual signatures. Loans over $1,000,000 and up to $2,000,000 require the additional approval of the Chief Lending Officer (“CLO”), Chief Credit Officer (“CCO”), Senior Credit Officer and/or the Bank Chief Executive Officer (“CEO”). Loans in excess of $2,000,000 are presented to the Bank’s Credit Committee, comprised of the Chief Lending Officer, Chief Credit Officer, Senior Credit Officer, Chief Risk Officer (non-voting), and selected market Executives. The Credit Committee can approve loans up to $4,500,000 and recommend loans to the Executive Loan Committee for approval up to the Bank’s legal lending limit of approximately $15.2 million at March 31, 2010. The Executive Loan Committee is composed of the Bank CEO, the Chief Lending Officer, the Chief Credit Officer, the Chief Financial Officer, Senior Credit Officer, the Chief Risk Officer (non-voting member) and selected Board members. At least one affirmative vote in both the Credit Committee and the Executive Loan Committee must come from the CCO or the CLO. Individual joint lending authority is granted based on the level of experience of the individual for commercial loan exposures under $2 million. Higher risk credits (as determined by internal loan ratings) and unsecured facilities (in excess of $100,000) require the signature of an officer with more credit experience.

The Bank has established an “in-house” lending limit of 80% of its legal lending limit and, at March 31, 2010, the Bank had no loan relationships in excess of its in-house limit. Although Bank policy does not prohibit going over the 80% limit but these credits need to be of “high quality”.

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

Impaired Loans

Non-performing loans, consisting of loans on non-accrual status and loans past due 90 days or more and still accruing interest were $23.8 million at March 31, 2010, a decrease from $27.0 million at December 31, 2009. Generally, loans that are more than 90 days past due are placed on non-accrual status. As a percentage of total loans, non-performing loans represented 2.63% at March 31, 2010 and 2.96% at December 31, 2009. The allowance for loan losses represents 53.6% of non-performing loans at March 31, 2010, compared to 42.5% at December 31, 2009.

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

Impaired loans, which required specific reserves, totaled $12.8 million at March 31, 2010 after valuation, compared to $15.1 million at December 31, 2009. The $2.3 million decrease in non-performing loans from December 31, 2009 to March 31, 2010 is primarily due primarily to several non-performing commercial credits transferred to other real estate owned. As of March 31, 2010, 97.1% of all impaired loans had current third party appraisals or evaluations of their collateral to measure impairment. For these impaired loans, the bank takes immediate action to determine the current value of collateral securing its troubled loans. The remaining 2.9% of impaired loans were in process of being evaluated at March 31, 2010. During the ongoing supervision of a troubled loan, the Company performs a cash flow evaluation, obtains an appraisal update or obtains a new appraisal. The Company reviews all impaired loans on a quarterly basis to ensure that the market values are reasonable and that no further deterioration has occurred. If the evaluation indicates that the market value has deteriorated below the carrying value of the loan, either the entire loan or the partial difference between the market value and principal balance is charged-off unless there are material mitigating factors to the contrary. If a loan is not charged down, reserves are allocated to reflect the estimated collateral shortfall. Loans that have been partially charged-off are classified as non-performing loans for which none of the current loan terms have been modified. During 2010, there were $610,000 in partial loan charge-offs. In order for an impaired loan not to have a specific valuation allowance it must be determined by the Company through a current evaluation that there is sufficient underlying collateral after appropriate discounts have been applied, that is in excess of the carrying value.

The gross recorded investment in impaired loans not requiring an allowance for loan losses was $7.0 million at March 31, 2010 and $6.3 million at December 31, 2009. The gross recorded investment in impaired loans requiring an allowance for loan losses was $16.6 million and $18.9 million at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010 and December 31, 2009, the related allowance for loan losses associated with those loans was $3.8 million and $3.8 million, respectively. For the periods ended March 31, 2010 and December 31, 2009, the average recorded investment in impaired loans was $24.8 million and $18.6 million, respectively. Interest income of $23,000 was recognized on impaired loans for the year ended March 31, 2010 and interest income of $42,000 was recognized on impaired loans for the year ended December 31, 2009.

Loans on which the accrual of interest has been discontinued amounted to $23.6 million and $25.1 million at March 31, 2010 and December 31, 2009, respectively. Loan balances past due 90 days or more and still accruing interest but which management expects will eventually be paid in full, amounted to $204,000 and $1.8 million at March 31, 2010 and December 31, 2009, respectively. Loan balances past due 90 days or more and still accruing interest that are brought current will reduce the balance of outstanding loans in this category and loans that are not brought current will also reduce the balance of outstanding loans in this category but will be reported as non-accrual loans after all collection efforts had been exhausted.

The Company continues to emphasize credit quality and believes that pre-funding analysis and diligent intervention at the first signs of delinquency will help to manage these levels.

The following table is a summary of non-performing loans and renegotiated loans for the periods presented.

	Three Months
	March 31,	Twelve Months
	2010	December 31,
	(unaudited)	2009
	(Dollar amounts in thousands,
	except percentage data)
Non-accrual loans:
Real estate	$22,254	$24,420
Consumer	—	4
Commercial, financial and agricultural	1,381	716
Total	23,635	25,140

Loans past due 90 days or more and still accruing:
Real estate	204	1,664
Consumer	—	—
Commercial, financial and agricultural	—	147
Total	204	1,811

Total non-performing loans	23,839	26,951

Other real estate owned	7,441	5,221

Total non-performing assets	$31,280	$32,172

Troubled debt restructurings	$6,150	$6,245

Non-performing loans to loans outstanding at end of period (net of unearned income)	2.63%	2.96%
Non-performing assets to loans outstanding at end of period (net of unearned income) plus OREO	3.43%	3.51%

Provision and Allowance for Loan Losses

The provision for loan losses reflects the amount deemed appropriate by management to provide a best estimate of probable losses given the present risk characteristics of the loan portfolio. The provision for loan losses for the three months ended March 31, 2010 was $2.6 million compared to $825,000 for the same period in 2009. The increase in the provision is due primarily to economic conditions and an increase in nonperforming loans and the result of management’s best estimate of probable losses and classification of the credit quality of the loan portfolio utilizing a qualitative and quantitative internal loan review process. The allowance for loan losses at March 31, 2010 was $12.8 million compared to $11.4 million at December 31, 2009. The allowance for loan losses at March 31, 2010 was 1.41% of outstanding loans compared to 1.26% of outstanding loans at December 31, 2009. Management continues to evaluate and classify the credit quality of the loan portfolio utilizing a qualitative and quantitative internal loan review process.

The allowance for loan losses has been established based on certain impaired loans where it is recognized that the cash flows are discounted or where the fair value of the collateral is lower than the carrying value of the loan. The Company has also established an allowance on classified loans which are not impaired but are included in categories such as “doubtful”, “substandard” and “special mention”. Though being classified to one of these categories does not necessarily mean that the loan is impaired, it does indicate that the loan has identified weaknesses that increase its credit risk of loss. The Company has also established a general allowance on non-classified and non-impaired loans to recognize the probable losses that are associated with lending in general, though not due to a specific problem loan. The allowance for loan losses is an amount that management believes to be adequate to absorb probable losses in the loan portfolio. Additions to the allowance are charged through the provision for loan losses. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, value of any collateral, risk characteristics in the loan portfolio, and local and national economic conditions. All criticized and classified loans are analyzed individually while pass rated loans are evaluated by loan category based on historical performance. Based upon the results of such reviews, management believes that the allowance for loan losses at March 31, 2010 was adequate to absorb probable credit losses inherent in the portfolio as of that date.

The following table presents a comparative allocation of the allowance for loan losses. Amounts were allocated to specific loan categories based upon management’s classification of loans under the Company’s internal loan grading system and assessment of near-term charge-offs and losses existing in specific larger balance loans that are reviewed in detail by the Company’s internal loan review department and pools of other loans that are not individually analyzed. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future credit losses may occur.

	Allocation of Allowance for Loan Losses
	As Of and For The Period Ended
	Three Months
	March 31,		Twelve Months
	2010		December 31,
	(unaudited)		2009
		% of		% of
		Total		Total
	Amount	Loans	Amount	Loans
	(Dollar amounts in thousands,
	except percentage data)

Commercial	$5,343	41.9%	$4,745	56.2%
Residential Real Estate	7,369	57.7	6,170	43.4
Consumer	46	0.4	527	0.4

Total Allocated	12,758	100.0	11,442	100.0
Unallocated	12	—	7	—
Total	$12,770	100.0%	$11,449	100.0%

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

The following table shows the activity in the Company’s allowance for loan losses:

	Three Months Ended
	March 31,
	2010	2009
	(Dollar amounts in thousands,
	except percentage data)

Balance of allowance for loan losses, beginning of period	$11,449	$8,124
Loans charged-off:
Commercial, financial and agricultural	(658)	(739)
Real estate — mortgage	(617)	—
Consumer	(18)	(70)
Total loans charged-off	(1,293)	(809)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	7	11
Real estate — mortgage	5	—
Consumer	2	14
Total recoveries	14	25
Net loan charged-offs	(1,279)	(784)
Provision for loan losses	2,600	825
Balance, end of period	$12,770	$8,165

Net charge-offs to average loans (annualized)	0.56%	0.36%
Allowance for loan losses to loans outstanding	1.41%	0.92%
Loans outstanding at end of period (net of unearned income)	$904,762	$886,590
Average balance of loans outstanding during the period (1)	$911,529	$886,482

(1) Excludes loans held for sale

Deposits

Total deposits at March 31, 2010 were $1.1 billion compared to $1.0 billion at December 31, 2009, an increase of $40.7 million, or 16.0% annualized.

The components of deposits were as follows:

	March 31,	December 31,
	2010	2009
	(Dollar amounts in thousands)

Demand, non-interest bearing	$106,800	$102,302
Demand, interest bearing	414,614	375,668
Savings	98,241	83,319
Time, $100,000 and over	246,124	248,695
Time, other	195,845	210,914

Total deposits	$1,061,624	$1,020,898

Non-interest bearing deposits increased to $106.8 million at March 31, 2010, from $102.3 million at December 31, 2009, an increase of $4.5 million or 17.6% annualized. The increase in non-interest bearing deposits is primarily due to an increase in non-interest bearing commercial accounts. Management continues its efforts to promote growth in these types of deposits, such as offering a free checking product, as a method to help reduce the Company’s overall cost of funds. Interest bearing deposits increased by $36.2 million or 15.8% annualized, from $918.6 million at December 31, 2009 to $954.8 million at March 31, 2010. The increase in interest bearing deposits is due primarily to an increase in interest bearing core deposits including MMDA and savings accounts. Management continues to promote these types of deposits through a disciplined pricing strategy as a means of managing the Company’s overall cost of funds, as well as, management’s continuing emphasis on increasing market share through commercial and retail marketing programs and customer service.

Borrowings

Total borrowings at March 31, 2010 were $143.7 million compared to $154.9 million at December 31, 2009, a decrease of $11.2 million, or 28.8% annualized. Borrowed funds from various sources are generally used to supplement deposit growth. Securities sold under agreements to repurchase were $114.0 million at March 31, 2010 and $115.2 million at December 31, 2009, respectively. Increases in commercial loan demand and investment securities were funded primarily by interest-bearing deposits. At March 31, 2010 and December 31, 2009, long-term borrowings consisting of advances from the FHLB were $10.0 million and $20.0 million, respectively.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	March 31,	December 31,
	2010	2009
	(Dollar amounts in thousands)
Commitments to extend credit:
Loan origination commitments	$56,485	$32,846
Unused home equity lines of credit	39,727	44,091
Unused business lines of credit	123,423	149,032
Total commitments to extend credit	$219,635	$225,969

Standby letters of credit	$9,882	$11,998

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment. At March 31, 2010 the amount of commitments to extend credit was $219.6 million as compared to $226.0 million at December 31, 2009.

Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twenty-four months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2010 for guarantees under standby letters of credit issued was $9.9 million as compared to $12.0 million at December 31, 2009.

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

Capital

Shareholders’ Equity

Total shareholders’ equity increased $300,000, or 1.0% annualized, to $125.7 million at March 31, 2010 from $125.4 million at December 31, 2009. The increase is the net result of net income for the period of $713,000 less common stock dividends declared of $292,000 and preferred stock dividends declared of $313,000, proceeds of $256,000 from the issuance of shares of common stock under the Company’s employee benefit and director compensation plans, an increase in the unrealized loss on securities, net of tax, of $101,000 and stock-based compensation costs of $37,000.

As of March 31, 2010, the Company continues to carry 25,000 shares of Series A, Fixed Rate, Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $1,000 per share, and a warrant (“Warrant”) to purchase 364,078 shares of the Company’s common stock, par value $5.00 per share, for an aggregate purchase price of $25,000,000 in cash issued to the United States Department of the Treasury (“Treasury”). The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $10.30 per share of common stock. The Series A Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock may be redeemed at any time following consultation by the Company’s primary bank regulator and Treasury. Participants in the Capital Purchase Program desiring to redeem part of an investment by Treasury must redeem a minimum of 25% of the issue price of the preferred stock from the proceeds of a qualifying equity offering.

Regulatory Capital

Federal bank regulatory agencies have established certain capital-related criteria that must be met by banks and bank holding companies. The measurements which incorporate the varying degrees of risk contained within the balance sheet and exposure to off-balance sheet commitments were established to provide a framework for comparing different institutions. Regulatory guidelines require that Tier 1 capital and total risk-based capital to risk-adjusted assets must be at least 4.0% and 8.0%, respectively. In order for the Company to be considered “well capitalized” under the guidelines of the banking regulators, the Company must have Tier 1 capital and total risk-based capital to risk-adjusted assets of at least 6.0% and 10.0%, respectively. As of March 31, 2010, the Company has met the criteria to be considered a well capitalized institution.

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

An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders’ equity less intangible assets (Tier 1 risk-based capital), to average quarterly assets less intangible assets. The leverage ratio at March 31, 2010 was 8.21% compared to 8.36% at December 31, 2009. This increase is primarily the result of an increase in total equity. At March 31, 2010, the capital ratios were above minimum regulatory guidelines.

As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy. Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments. For the Company, Tier 1 risk-based capital consists of common shareholders’ equity less intangible assets plus the junior subordinated debt, and Tier 2 risk-based capital includes the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets. By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier 1 risk-based capital. In addition, federal banking regulatory authorities have issued a final rule restricting the Company’s junior subordinated debt to 25% of Tier 1 risk-based capital. Amounts of junior subordinated debt in excess of the 25% limit generally may be included in Tier 2 risk-based capital. The final rule provided a five-year transition period, ending September 30, 2009. Recently, the Federal Reserve extended this transition period to March 31, 2011. This will allow bank holding companies more flexibility in managing their compliance with these new limits in light of the current conditions of the capital markets. At March 31, 2010, the entire amount of these securities was allowable to be included as Tier 1 risk-based capital for the Company. For the periods ended March 31, 2010 and December 31, 2009, the Company’s capital ratios were above minimum regulatory guidelines.

The following table sets forth the Company’s risk-based capital amounts and ratios as of:

	March 31,	December 31,
	2010	2009
	(Dollar amounts in thousands, except percentage data)
Tier 1 Capital
Common shareholders’ equity excluding unrealized gains (losses) on securities	$125,728	$125,428
Disallowed goodwill and intangible assets	(43,911)	(44,024)
Junior subordinated debt	19,564	19,508
Unrealized losses on available for sale debt securities	4,100	3,942
Total Tier 1 Capital	105,481	104,854

Tier 2 Capital
Allowable portion of allowance for loan losses	12,214	11,449
Total Tier 2 Capital	12,214	11,449
Total risk-based capital	$117,695	$116,303

Risk adjusted assets (including off-balance sheet exposures)	$976,531	$984,296

Leverage ratio	8.21%	8.36%
Tier I risk-based capital ratio	10.80%	10.65%
Total risk-based capital ratio	12.05%	11.82%

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

At March 31, 2010, the Company had a total of $143.7 million, or 10.7% of total assets, in borrowed funds. These borrowings included $114.0 million of repurchase agreements, $10 million of term borrowings with the Federal Home Loan Bank, and $19.7 million in junior subordinated debt. The FHLB borrowing has a final maturity of January 2011 at an interest rate of 3.53%. At March 31, 2010, the Company had a total of $35.6 million in federal funds sold. At March 31, 2010, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $365.3 million. In the event that additional short-term liquidity is needed, the Bank has established relationships with several correspondent banks to provide short-term borrowings in the form of federal funds purchased.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

Item 4.    Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as a result of the material weakness described in the following paragraph, that the Company’s disclosure controls and procedures were not effective as of such date.

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

Except as described in the preceding paragraph to remediate the material weakness described, there have been no changes in the Company’s internal control over financial reporting during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1     Legal Proceedings — None

Item 1A  Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Please refer to that section for disclosures regarding the risks and uncertainties related to the company’s business.

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

No shares of the Company’s common stock were repurchased by the Company during the three month period ended March 31, 2010. The maximum number of common shares that may yet be purchased under the Company’s current stock repurchase program is 115,000 shares.

Item 3     Defaults Upon Senior Securities — None

Item 4     [Removed and Reserved]

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

VIST FINANCIAL CORP.
(Registrant)

Dated: May 17, 2010	By	/s/Robert D. Davis

Robert D. Davis
President and Chief
Executive Officer

Dated: May 17, 2010	By	/s/Edward C. Barrett

Edward C. Barrett
Executive Vice President and
Chief Financial Officer