Form 10-Q
period 2010-09-30
VIST FINANCIAL CORP
filed 2010-11-12
CIK 775662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

6,519,815 shares of common stock, par value
$5.00 per share, as of November 11, 2010

VIST FINANCIAL CORP.

Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2010

Item 1.  Financial Statements

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	September 30,	December 31,
	2010	2009
ASSETS

Cash and due from banks	$15,163	$18,487
Federal funds sold	54,050	8,475
Interest-bearing deposits in banks	31	410

Total cash and cash equivalents	69,244	27,372

Mortgage loans held for sale	3,390	1,962
Securities available for sale	270,049	268,030
Securities held to maturity, fair value 2010 - $1,955; 2009 - $1,857	2,090	3,035
Federal Home Loan Bank stock	5,715	5,715
Loans, net of allowance for loan losses 2010 - $14,418; 2009 - $11,449	913,161	899,515
Premises and equipment, net	5,781	6,114
Other real estate owned	3,531	5,221
Identifiable intangible assets	4,265	4,186
Goodwill	40,249	39,982
Bank owned life insurance	19,252	18,950
FDIC prepaid deposit insurance	4,429	5,712
Other assets	19,544	22,925

Total assets	$1,360,700	$1,308,719

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$110,378	$102,302
Interest bearing	968,024	918,596

Total deposits	1,078,402	1,020,898

Securities sold under agreements to repurchase	108,885	115,196
Long-term debt	10,000	20,000
Junior subordinated debt, at fair value	18,012	19,658
Other liabilities	9,611	7,539

Total liabilities	1,224,910	1,183,291

Shareholders’ equity
Preferred stock: $0.01 par value; authorized 1,000,000 shares; $1,000 liquidation preference per share; 25,000 shares of Series A 5% (increasing to 9% in 2014) cumulative preferred stock issued and outstanding; Less: discount of $1,587 at September 30, 2010 and $1,908 at December 31, 2009	23,413	23,092
Common stock, $5.00 par value; authorized 20,000,000 shares; issued: 6,525,010 shares at September 30, 2010 and 5,819,174 shares at December 31, 2009	32,625	29,096
Stock warrant	2,307	2,307
Surplus	65,521	63,744
Retained earnings	12,359	11,892
Accumulated other comprehensive loss	(244)	(4,512)
Treasury stock: 10,484 shares at cost	(191)	(191)

Total shareholders’ equity	135,790	125,428

Total liabilities and shareholders’ equity	$1,360,700	$1,308,719

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Interest income:
Interest and fees on loans	$12,638	$12,523	$37,496	$37,126
Interest on securities:
Taxable	2,691	2,935	8,532	8,514
Tax-exempt	423	336	1,269	927
Dividend income	21	26	39	98
Other interest income	15	4	289	13

Total interest income	15,788	15,824	47,625	46,678

Interest expense:
Interest on deposits	3,954	4,952	12,694	15,278
Interest on short-term borrowings	—	1	18	18
Interest on securities sold under agreements to repurchase	1,205	1,134	3,585	3,297
Interest on long-term debt	90	339	277	1,256
Interest on junior subordinated debt	363	357	1,052	1,034

Total interest expense	5,612	6,783	17,626	20,883

Net Interest Income	10,176	9,041	29,999	25,795
Provision for loan losses	3,550	1,400	8,160	6,525

Net interest income after provision for loan losses	6,626	7,641	21,839	19,270

Other income:
Customer service fees	478	600	1,610	1,854
Mortgage banking activities	266	288	631	963
Commissions and fees from insurance sales	3,024	3,260	9,192	9,254
Brokerage and investment advisory commissions and fees	279	112	565	594
Earnings on bank owned life insurance	111	96	302	280
Other commissions and fees	402	480	1,464	1,451
Gain on sale of equity interest	—	—	1,875	—
Other income	269	(75)	510	573
Net realized gains on sales of securities	179	66	465	351
Total other-than-temporary impairment losses:
Total other-than-temporary impairment losses on investments	163	(4,026)	(783)	(4,999)
Portion of non-credit impairment loss recognized in other comprehensive loss	(785)	2,030	12	2,681
Net credit impairment loss recognized in earnings	(622)	(1,996)	(771)	(2,318)

Total other income	4,386	2,831	15,843	13,002

Other expense:
Salaries and employee benefits	5,584	5,374	16,422	16,816
Occupancy expense	1,057	1,124	3,274	3,074
Furniture and equipment expense	655	605	1,941	1,845
Marketing and advertising expense	285	208	792	813
Amortization of identifiable intangible assets	146	172	417	514
Professional services	750	545	2,104	1,919
Outside processing services	1,036	1,014	2,921	3,051
FDIC deposit and other insurance expense	612	486	1,668	1,914
Other real estate owned expense	1,571	357	3,263	975
Other expense	967	938	2,816	2,748

Total other expense	12,663	10,823	35,618	33,669

Income (loss) before income taxes	(1,651)	(351)	2,064	(1,397)
Income tax benefit	(1,049)	(506)	(573)	(1,575)

Net income (loss)	(602)	155	2,637	178
Preferred stock dividends and discount accretion	(420)	(412)	(1,259)	(1,237)
Net income (loss) available to common shareholders	$(1,022)	$(257)	$1,378	$(1,059)

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

EARNINGS PER SHARE DATA

Average shares outstanding for basic earnings per common share	6,511,195	5,794,883	6,192,250	5,774,006
Basic earnings (loss) per common share	$(0.16)	$(0.04)	$0.22	$(0.18)
Average shares outstanding for diluted earnings per common share	6,511,195	5,794,883	6,236,889	5,774,006
Diluted earnings (loss) per common share	$(0.16)	$(0.04)	$0.22	$(0.18)
Cash dividends declared per actual common shares outstanding	$0.05	$0.05	$0.15	$0.25

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2010 and 2009

(Dollar amounts in thousands, except share data)

	Preferred Stock		Common Stock					Accumulated
	Number of		Number of					Other
	Shares	Liquidation	Shares	Par	Stock		Retained	Comprehensive	Treasury
	Issued	Value	Issued	Value	Warrant	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2010	25,000	$23,092	5,819,174	$29,096	$2,307	$63,744	$11,892	$(4,512)	$(191)	$125,428

Comprehensive income:
Net income	—	—	—	—	—	—	2,637	—	—	2,637
Change in net unrealized gains on securities available for sale, net of tax effect and reclassification adjustments for losses and impairment charges	—	—	—	—	—	—	—	4,641	—	4,641
Change in net unrealized losses on securities held to maturity, net of tax effect and reclassification adjustments for losses and impairment charges	—	—	—	—	—	—	—	(373)	—	(373)
Total comprehensive income										6,905

Issuance of common stock	—	—	644,000	3,220	—	1,611	—	—	—	4,831
Preferred stock discount accretion	—	321	—	—	—	—	—	—	—	321
Stock warrants	—	—	—	—	—	—	(321)	—	—	(321)

Restricted stock issued in connection with employee compensation	—	—	1,000	5	—	(5)	—	—	—	—
Common stock issued in connection with directors’ compensation	—	—	53,280	266	—	38	—	—	—	304
Common stock issued in connection with director and employee stock purchase plans	—	—	7,556	38	—	21	—	—	—	59
Compensation expense related to stock options	—	—	—	—	—	112	—	—	—	112

Common stock cash dividends paid ($0.15 per share)	—	—	—	—	—	—	(911)	—	—	(911)
Preferred stock cash dividends paid or declared	—	—	—	—	—	—	(938)	—	—	(938)
Balance, September 30, 2010	25,000	$23,413	6,525,010	$32,625	$2,307	$65,521	$12,359	$(244)	$(191)	$135,790

	Preferred Stock		Common Stock					Accumulated
	Number of		Number of					Other
	Shares	Liquidation	Shares	Par	Stock		Retained	Comprehensive	Treasury
	Issued	Value	Issued	Value	Warrants	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2009	25,000	$22,693	5,768,429	$28,842	$2,307	$64,349	$14,757	$(7,834)	$(1,485)	$123,629

Comprehensive income:
Net income	—	—	—	—	—	—	178	—	—	178
Change in net unrealized gains (losses) on securities available for sale, net of tax effect	—	—	—	—	—	—	—	2,853	—	2,853
Total comprehensive income										3,031

Preferred stock discount accretion	—	299	—	—	—	—	—	—	—	299
Stock Warrants	—	—	—	—	—	—	(299)	—	—	(299)

Reissuance of 57,870 shares of treasury stock	—	—	—	—	—	(870)	—	—	1,294	424

Common stock issued in connection with directors’ compensation	—	—	28,243	141	—	77	—	—	—	218
Common stock issued in connection with director and employee stock purchase plans	—	—	8,012	60	—	24	—	—	—	84
Compensation expense related to stock options	—	—	—	—	—	139	—	—	—	139

Common stock cash dividends paid ($0.25 per share)	—	—	—	—	—	—	(1,441)	—	—	(1,441)
Preferred stock cash dividends declared	—	—	—	—	—	—	(1,028)	—	—	(1,028)
Balance, September 30, 2009	25,000	$22,992	5,804,684	$29,043	$2,307	$63,719	$12,167	$(4,981)	$(191)	$125,056

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts In thousands)

	Nine Months Ended
	September 30,	September 30,
	2010	2009
Cash Flows From Operating Activities
Net income	$2,637	$178
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,160	6,525
Provision for depreciation and amortization of premises and equipment	979	1,012
Amortization of identifiable intangible assets	417	514
Deferred income taxes (benefit)	(685)	(2,907)
Director stock compensation	304	218
Net amortization of securities premiums and discounts	516	694
Amortization of mortgage servicing rights	80	—
Decrease in mortgage servicing rights	—	128
Net realized losses on sales of other real estate owned (included in other expense)	1,432	9
Impairment charge on investment securities recognized in earnings	771	2,318
Net realized gains on sales of securities	(465)	(351)
Proceeds from sales of loans held for sale	25,021	53,317
Net gains on sales of loans held for sale (included in mortgage banking activities)	(564)	(905)
Gain on sale of equity interest	(1,875)	—
Loans originated for sale	(25,885)	(52,667)
Realized gain on sale of premises and equipment	—	(25)
Earnings on bank owned life insurance	(302)	(280)
Compensation expense related to stock options	112	139
Net change in fair value of junior subordinated debt	(1,646)	1,260
Net change in fair value of interest rate swaps	1,465	(1,144)
Decrease (increase) in accrued interest receivable and other assets	4,433	(37)
Increase (decrease) in accrued interest payable and other liabilities	607	(778)

Net Cash Provided by Operating Activities	15,512	7,218

Cash Flow From Investing Activities
Investment securities:
Purchases - available for sale	(99,310)	(138,581)
Principal repayments, maturities and calls - available for sale	51,062	59,966
Proceeds from sales - available for sale	52,818	58,150
Net increase in loans receivable	(25,793)	(26,411)
Sales of other real estate owned	4,245	5,251
Proceeds from the sale of premises and equipment	—	258
Purchases of premises and equipment	(703)	(1,044)
Disposals of premises and equipment	57	213
Net cash used in acquisitions (contingent payments)	(250)	(250)
Net Cash Used In Investing Activities	(17,874)	(42,448)

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollar amounts In thousands)

	Nine Months Ended
	September 30,	September 30,
	2010	2009
Cash Flow From Financing Activities
Net increase in deposits	57,504	116,944
Net decrease in federal funds purchased	—	(53,424)
Net (decrease) increase in short-term securities sold under agreements to repurchase	(6,311)	832
Repayments of long-term debt	(10,000)	(15,000)
Issuance of common stock	4,831	—
Reissuance of treasury stock	—	424
Proceeds from the exercise of stock options and stock purchase plans	59	84
Cash dividends paid on preferred and common stock	(1,849)	(2,261)
Net Cash Provided By Financing Activities	44,234	47,599

Increase in cash and cash equivalents	41,872	12,369
Cash and Cash Equivalents:
January 1	27,372	19,284
September 30	$69,244	$31,653

Cash Payments For:
Interest	$18,155	$21,637
Taxes	$—	$—

Supplemental Schedule of Non-cash Investing and Financing Activities
Transfer of loans receivable to real estate owned	$3,987 $	$7,683

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Basis of Presentation

The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.  For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and interest bearing deposits in other banks.

Subsequent Events

Events or transactions that were deemed to be of a material nature and provide evidence about conditions that did exist at September 30, 2010 have been recognized in these consolidated financial statements.  As of September 30, 2010, there were no subsequent events or conditions to disclose that occurred between the date of the financial statements and the date that they were issued.

Note 2.   Recently Issued Accounting Standards

In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09 Subsequent Events (Topic 855). This update addresses both the interaction of the requirements of Topic 855, Subsequent Events, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events in paragraph 855-10-50-4. The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances. The amendments in this update are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors. That amendment became effective for the quarter ended after June 15, 2010 so no significant impact to amounts reported in the consolidated financial position or results of operations resulted from the adoption of ASU 2010-09.

In February 2010, the FASB issued (ASU) 2010-10 Consolidation (Topic 810). The objective of this Update is to defer the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities and clarify other aspects of the Statement 167 amendments. As a result of the deferral, a reporting entity will not be required to apply the Statement 167 amendments to the Subtopic 810-10 consolidation requirements to its interest in an entity that meets the criteria to qualify for the deferral. This Update also clarifies how a related party’s interests in an entity should be considered when evaluating the criteria for determining whether a decision maker or service provider fee represents a variable interest. In addition, the Update also clarifies that a quantitative calculation should not be the sole basis for evaluating whether a decision maker’s or service provider’s fee is a variable interest. The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. No significant impact was reported in the consolidated financial position or results of operations from the adoption of ASU 2010-10.

In March 2010, the FASB issued (ASU) 2010-11 Derivatives and Hedging (Topic 815). This Update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption—one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. No significant impact was reported in the consolidated financial position or results of operations from the adoption of ASU 2010-11.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Note 3.   Earnings Per Common Share

Basic earnings (loss) per common share is calculated by dividing net income (loss), less Series A Preferred Stock dividends and discount accretion, by the weighted average number of shares of common stock outstanding.  Diluted earnings (loss) per common share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options, if dilutive, using the treasury stock method.

Earnings (loss) per common share for the respective periods indicated have been computed based upon the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Dollar amounts in thousands)		(Dollar amounts in thousands)

Net income (loss)	$(602)	$155	$2,637	$178
Less: preferred stock dividends	(313)	(313)	(938)	(938)
Less: preferred stock discount accretion	(107)	(99)	(321)	(299)

Net income (loss) available to common shareholders	$(1,022)	$(257)	$1,378	$(1,059)

Average common shares outstanding	6,511,195	5,794,883	6,192,250	5,774,006
Effect of dilutive stock options	—	—	44,639	—

Average number of common shares used to calculate diluted earnings per common share	6,511,195	5,794,883	6,236,889	5,774,006

Common stock equivalents, in the table above, exclude common stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented.  Inclusion of these common stock options would be anti-dilutive to the diluted earnings per common share calculation.  For the three and nine months ended September 30, 2010, weighted anti-dilutive common stock options totaled 591,948.  For the three and nine months ended September 30, 2009, weighted anti-dilutive common stock options totaled 609,754 and 609,754 respectively.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4.   Stock-Based Incentive Plans

The Company has an Employee Stock Incentive Plan (“ESIP”) that covers all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors.  The total number of shares of common stock that may be issued pursuant to the ESIP is 486,781.  The option price for options issued under the ESIP must be at least equal to 100% of the fair market value of the common stock on the date of grant and shall not be less than the stock’s par value.  Options granted under the ESIP have various vesting periods ranging from immediate up to 5 years, 20% exercisable not less than one year after the date of grant, but no later than ten years after the date of grant in accordance with the vesting.  Vested options expire on the earlier of ten years after the date of grant, three months from the participant’s termination of employment or one year from the date of the participant’s death or disability.  As of September 30, 2010 and December 31, 2009, a total of 148,072 shares remained issued and outstanding under the ESIP.  The ESIP expired on November 10, 2008.

The Company has an Independent Directors Stock Option Plan (“IDSOP”).  The total number of shares of common stock that may be issued pursuant to the IDSOP is 121,695.  The IDSOP covers all directors of the Company who are not employees and former directors who continue to be employed by the Company.  The option price for options issued under the IDSOP will be equal to the fair market value of the Company’s common stock on the date of grant.  Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Company or the cessation of the participant’s employment, or twelve months from the date of the participant’s death or disability.  As of September 30, 2010 and December 31, 2009, a total of 21,166 shares remained issued and outstanding under the IDSOP.  The IDSOP expired on November 10, 2008.

The Company has an Equity Incentive Plan (“EIP”).  The total number of shares which may be granted under the EIP is equal to 12.5% of the outstanding shares of the Company’s common stock on the date of approval of the EIP and is subject to automatic annual increases by an amount equal to 12.5% of any increase in the number of the Company’s outstanding shares of common stock during the preceding year or such lesser number as determined by the Company’s board of directors.  The total number of shares of common stock that may be issued pursuant to the EIP is 676,572.  The EIP covers all employees and non-employee directors of the Company and its subsidiaries.  Incentive stock options, nonqualified stock options and restricted stock grants are authorized for issuance under the EIP.  The exercise price for stock options granted under the EIP must equal the fair market value of the Company’s common stock on the date of grant.  Vesting of awards under the EIP is determined by the Human Resources Committee of the board of directors, but must be at least one year.  The Committee may also subject an award to one or more performance criteria.  Stock options and restricted stock awards generally expire upon termination of employment.  In certain instances after an optionee terminates employment or service, the Committee may extend the exercise period for a vested nonqualified stock option up to the remaining term of the option.  A vested incentive stock option must be exercised within three months following termination of employment if such termination is for reasons other than cause.  Performance goals generally cannot be accelerated or waived except in the event of a change in control or upon death, disability or retirement.  As of September 30, 2010 and December 31, 2009, no shares have been issued under the EIP.  The EIP will expire on April 17, 2017.

The Company’s total stock-based compensation expense for the nine months ended September 30, 2010 and 2009 was approximately $112,000 and $138,000, respectively.  Total stock-based compensation expense, net of related tax effects, was approximately $74,000 and $91,000 for the nine months ended September 30, 2010 and 2009, respectively.  The Company’s total stock-based compensation expense for the three months ended September 30, 2010 and 2009 was approximately $36,000 and $62,000, respectively.  Total stock-based compensation expense, net of related tax effects, was approximately $24,000 and $41,000 for the three months ended September 30, 2010 and 2009, respectively.  There were no cash flows from financing activities included in cash inflows from excess tax benefits related to stock compensation for the three and nine months ended September 30, 2010 and 2009.  Total unrecognized compensation costs related to non-vested stock options at September 30, 2010 and 2009 were approximately $150,000 and $166,000, respectively.

Stock option transactions under the Plans for the nine months ended September 30, 2010 were as follows:

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Term
	Options	Price	Value	(in years)
Outstanding at the beginning of the year	780,529	$14.77
Granted	16,950	5.24
Exercised	—	—
Expired	(14,201)	15.00
Forfeited	(22,985)	8.17
Outstanding as of September 30, 2010	760,293	$14.74	$358,029	6.6
Exercisable as of September 30, 2010	490,935	$18.80	$—	5.8

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holder had all option holders exercised their options on September 30, 2010.  The aggregate intrinsic value of a stock option will change based on fluctuations in the market value of the Company’s stock.

The fair value of options granted for the nine month period ended September 30, 2010 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2010	2009

Dividend yield	4.61%	5.32%
Expected life	7 years	7 years
Expected volatility	25.01%	24.92%
Risk-free interest rate	3.35%	3.00%
Weighted average fair value of options granted	$0.94	$0.47

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

The following table shows changes in each component of comprehensive income for the three and nine months ended September 30, 2010 and 2009:

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollar amounts in thousands)

Net income (loss)	$(602)	$155	$2,637	$178

Other comprehensive income:
Change in unrealized holding gains on available for sale securities	2,797	3,942	6,943	2,668
Change in non-credit impairment losses on available for sale securities	158	(169)	154	(312)
Reclassification adjustment for credit related impairment on available for sale securities realized in income	343	1,996	401	2,318
Change in non-credit impairment losses on held to maturity securities	5	—	(937)	—
Reclassification adjustment for credit related impairment on held to maturity securities realized in income	279	—	370	—
Reclassification adjustment for investment gains realized in income	(179)	(66)	(465)	(351)
Net unrealized gains	3,403	5,703	6,466	4,323
Income tax effect	(1,157)	(1,939)	(2,198)	(1,470)
Other comprehensive income	2,246	3,764	4,268	2,853

Total comprehensive income	$1,644	$3,919	$6,905	$3,031

Note 6.   Investment in Limited Partnership

In 2003, VIST Bank, the Company’s banking subsidiary (the “Bank”) entered into a limited partner subscription agreement with Midland Corporate Tax Credit XVI Limited Partnership (“partnership”), where the Bank receives special tax credits and other tax benefits.  The Bank subscribed to a 6.2% interest in the partnership, which is subject to an adjustment depending on the final size of the partnership at a purchase price of $5 million.  This investment is included in other assets and is not guaranteed.  It is accounted for in accordance with FASB ASC 970, “Real Estate - General,” using the equity method.  This agreement was accompanied by a payment of $1.7 million.  The associated non-interest bearing promissory note payable included in other liabilities was zero at September 30, 2010.  Installments were paid as requested.  The net carrying value of the Midland Corporate Tax Credit XVI Limited Partnership for the period ended September 30, 2010 and 2009 was $3.0 million and $3.3 million, respectively.  Included in other expenses for the three and nine months ended September 30, 2010 was the Bank’s portion of the partnership’s net operating loss of $83,000 and $248,000, respectively.  Included in other expenses for the three and nine months ended September 30, 2009 was the Bank’s portion of the partnership’s net operating loss of $83,000 and $243,000, respectively.  For 2010, the Bank expects to receive a federal tax credit of approximately $495,000.  For 2009, the Bank received a federal tax credit of approximately $550,000.

Note 7.   Segment Information

Under the standards set for public business enterprises regarding a company’s reportable operating segments in FASB ASC 280, Segment Reporting, the Company has four reportable segments: traditional full service community banking, insurance operations, investment operations and mortgage banking operations.  The latter three segments are managed separately from the traditional banking and related financial services that the Company also offers.  The community bank is made up of 17 full service branches and performs commercial and consumer loan, deposit and other banking services.  Commercial and consumer lending provides revenue through interest accrued monthly and service fees generated on the various classes of loans. Deferred fees are amortized monthly into revenue based on loan portfolio type. Most commercial loan deferred fees are amortized utilizing the interest method over an average loan life. Most consumer and mortgage loans are amortized utilizing the interest method over the term of the loan. However, commercial and home equity lines of credit, as well as commercial interest only loans utilize a straight line method over an average loan life to amortized revenue on a monthly basis. The mortgage banking operation offers residential lending products and generates revenue primarily through gains recognized on loan sales.  Bank lending and mortgage operations are funded primarily through the retail and commercial deposits and other borrowing provided by the community banking segment.  The insurance operation utilizes insurance companies and acts as an agent or brokers to provide coverage for commercial, individual, surety bond, and group and personal benefit plans.  The investment operation provides services for individual financial planning, retirement and

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

estate planning, investments, corporate and small business pension and retirement planning. All inter-segment transactions are recorded at cost and eliminated as part of the consolidation process.  Each of these segments perform specific business activities in order to generate revenues and expenses, which in turn, are evaluated by the Company’s senior management for the purpose of making resource allocation and performance evaluation decisions.

The following table shows the Company’s reportable business segments for the three and nine months ended September 30, 2010 and 2009:

	Banking and Financial Services	Mortgage Banking	Insurance Services	Investment Services	Total
	(Dollar amounts in thousands)
Three months ended September 30, 2010
Net interest income and other income from external sources	$10,381	$879	$3,003	$299	$14,562
Income (Loss) before income taxes	(2,577)	511	450	(35)	(1,651)
Total Assets	1,258,517	82,811	18,125	1,247	1,360,700
Purchases of premises and equipment	127	1	2	—	130

Three months ended September 30, 2009
Net interest income and other income from external sources	$7,634	$867	$3,240	$131	$11,872
(Loss) income before income taxes	(1,513)	543	658	(39)	(351)
Total Assets	1,179,930	77,677	17,592	1,196	1,276,395
Purchases of premises and equipment	267	—	14	—	281

Nine Months Ended September 30, 2010
Net interest income and other income from external sources	$33,702	$2,388	$9,132	$620	$45,842
Income (Loss) before income taxes	(815)	1,523	1,527	(171)	2,064
Total Assets	1,258,517	82,811	18,125	1,247	1,360,700
Purchases of premises and equipment	430	7	239	27	703

Nine Months Ended September 30, 2009
Net interest income and other income from external sources	$25,647	$2,727	$9,775	$648	$38,797
(Loss) income before income taxes	(4,831)	1,639	1,820	(25)	(1,397)
Total Assets	1,179,930	77,677	17,592	1,196	1,276,395
Purchases of premises and equipment	875	—	155	14	1,044

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

FASB ASC 820 requires that the use of valuation techniques by the Company be consistent with the market approach, the income approach and/or the cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.  The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs).  Valuation techniques are consistently applied and inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  In that regard, FASB ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to values determined using unobservable inputs.

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

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at September 30, 2010 and December 31, 2009.  As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	As of September 30, 2010
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollar amounts in thousands)
ASSETS:
Securities Available For Sale
U.S. Government agency securities	$—	$14,122	$—	$14,122
Agency residential mortgage-backed debt securities	—	203,992	—	203,992
Non-Agency collateralized mortgage obligations	—	10,874	—	10,874
Obligations of states and political subdivisions	—	36,337	—	36,337
Trust preferred securities - single issuer	—	486	—	486
Trust preferred securities - pooled	—	588	—	588
Corporate and other debt securities	—	1,117	—	1,117
Equity securities	1,533	1,000	—	2,533
	$1,533	$268,516	$—	$270,049

LIABILITIES:
Junior subordinated debt	$—	$—	$18,012	$18,012
Interest rate swaps (included in other liabilities)	—	—	1,576	1,576
	$—	$—	$19,588	$19,588

	As of December 31, 2009
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollar amounts in thousands)
ASSETS:
Securities Available For Sale
U.S. Government agency securities	$—	$22,897	$—	$22,897
Agency residential mortgage-backed debt securities	—	187,903	—	187,903
Non-Agency collateralized mortgage obligations	—	17,830	—	17,830
Obligations of states and political subdivisions	—	33,640	—	33,640
Trust preferred securities - single issuer	—	420	—	420
Trust preferred securities - pooled	—	496	—	496
Corporate and other debt securities	—	2,338	—	2,338
Equity securities	1,513	993	—	2,506
	$1,513	$266,517	$—	$268,030

LIABILITIES:
Junior subordinated debt	$—	$—	$19,658	$19,658
Interest rate swaps (included in other liabilities)	—	—	111	111
	$—	$—	$19,769	$19,769

The following tables present the assets and liabilities that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial condition at September 30, 2010 and December 31, 2009.  As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	As of September 30, 2010
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollar amounts in thousands)
Assets:
Impaired loans	$—	$—	$14,097	$14,097
OREO	—	—	3,531	3,531

	As of December 31, 2009
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollar amounts in thousands)
Assets:
Impaired loans	$—	$—	$15,107	$15,107
OREO	—	—	5,221	5,221

The changes in Level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Three months ended September 30, 2010
		Total realized and Unrealized Gains (Losses)
	Fair Value at June 30, 2010	Recorded in Revenue	Recorded in Other Comprehensive Income	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2010
	(Dollar amounts in thousands)
Liabilities:
Junior subordinated debt	$19,308	$1,296	$—	$—	$18,012
Interest rate swaps	265	(1,311)	—	—	1,576
	$19,573	$(15)	$—	$—	$19,588

	Three months ended September 30, 2009
		Total realized and Unrealized Gains (Losses)
	Fair Value at June 30, 2009	Recorded in Revenue	Recorded in Other Comprehensive Income	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2009
	(Dollar amounts in thousands)
Liabilities:
Junior subordinated debt	$18,856	$(664)	$—	$—	$19,520
Interest rate swaps	730	549	—	—	181
	$19,586	$(115)	$—	$—	$19,701

	Nine months ended September 30, 2010
		Total realized and Unrealized Gains (Losses)
	Fair Value at December 31, 2009	Recorded in Revenue	Recorded in Other Comprehensive Income	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2010
	(Dollar amounts in thousands)
Liabilities:
Junior subordinated debt	$19,658	$1,646	$—	$—	$18,012
Interest rate swaps	111	(1,465)	—	—	1,576
	$19,769	$181	$—	$—	$19,588

	Nine months ended September 30, 2009
		Total realized and Unrealized Gains (Losses)
	Fair Value at December 31, 2008	Recorded in Revenue	Recorded in Other Comprehensive Income	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2009
	(Dollar amounts in thousands)
Liabilities:
Junior subordinated debt	$18,260	$(1,260)	$—	$—	$19,520
Interest rate swaps	1,325	1,144	—	—	181
	$19,585	$(116)	$—	$—	$19,701

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Certain assets, including goodwill, loan servicing rights, core deposits, other intangible assets, certain impaired loans and other long-lived assets, such as other real estate owned, are to be written down to their fair value on a nonrecurring basis through recognition of an impairment charge to the consolidated statements of operations.  There were no other material impairment charges incurred for financial instruments carried at fair value on a nonrecurring basis during the three or nine months ended September 30, 2010 and 2009.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Mortgage loans held for sale:

The fair value of mortgage loans held for sale is determined, when possible, using Level 2 quoted secondary-market prices.  If no such quoted price exists, the fair value of a loan is determined based on expected proceeds based on sales contracts and commitments.

All mortgage loans held for sale are sold 100% servicing released and made in compliance with applicable loan criteria and underwriting standards established by the buyers. These loans are originated according to applicable federal and state laws and follow proper standards for securing valid liens.

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

Impaired loans:

The Company generally values impaired loans for all loan portfolio types that are accounted for under FASB ASC 310, Accounting by Creditors for Impairment of a Loan (“FASB ASC 310”), based on the fair value of the loan’s collateral.  Loans are determined to be impaired when management has utilized current information and economic events and judged that it is probable that not all of the principal and interest due under the contractual terms of the loan agreement will be collected. Impaired loans are initially evaluated and revalued at the time the loan is identified as impaired.  Impaired loans are loans where the current discounted appraisal of the underlying collateral is less than the principal balance of the loan and the loan is a non-accruing loan.  Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy or based on the present value of estimated future cash flows if repayment is not collateral dependent.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals by qualified licensed appraisers hired by the Company.  For the purposes of determining the fair value of impaired loans that are collateral dependent, the Company defines a current appraisal and evaluation as those completed within 12 months and performed by an independent third party.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

Impaired loans for all loan portfolio types, net of required specific reserves, totaled $20.7 million at September 30, 2010, compared to $20.4 million at December 31, 2009.  The recorded investment in impaired loans requiring an allowance for loan losses was $19.3 million at September 30, 2010 compared to $18.9 million at December 31, 2009.  At September 30, 2010 and at December 31, 2009, the related allowance for loan losses associated with those loans was $5.2 million and $3.8 million respectively. The gross recorded investment in impaired loans not requiring an allowance for loan losses was $6.6 million at September 30, 2010 and $6.3 million at December 31, 2009.  As of September 30, 2010, 93.0% of all impaired loans had current third party appraisals or evaluations of their collateral to measure impairment.  For these impaired loans, the bank takes immediate action to determine the current value of collateral securing its troubled loans.  The remaining 7.0% of impaired loans were in process of being evaluated at September 30, 2010.  During the ongoing supervision of a troubled loan, the Company performs a cash flow evaluation, obtains an appraisal update or obtains a new appraisal.  The Company reviews all impaired loans for all loan portfolio types on a quarterly basis to ensure that the market values are reasonable and that no further deterioration has occurred.  If the evaluation indicates that the market value has deteriorated below the carrying value of the loan, either the entire loan or the partial difference between the market value and principal balance is charged-off unless there are material mitigating factors to the contrary.  If a loan is not charged down, reserves are allocated to reflect the estimated collateral shortfall.  Loans that have been partially charged-off are classified as non-performing loans for which none of the current loan terms have been modified.  During 2010, there were $1.5 million in partial loan charge-offs.  In order for an impaired loan not to have a specific valuation allowance it must be determined by the Company through a current evaluation that there is sufficient underlying collateral after appropriate discounts have been applied, that is in excess of the carrying value.

Bank owned life insurance:

Cash surrender value of life insurance policies (“BOLI”) are carried at their cash surrender value.  The Company recognizes tax-free income from the periodic increases in the cash surrender value of these policies and from death benefits.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	As of September 30,		As of December 31,
	2010	2010	2009	2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollar amounts in thousands)
Financial Assets:
Cash and cash equivalents	$69,244	$69,244	$27,372	$27,372
Mortgage loans held for sale	3,390	3,390	1,962	1,962
Securities available for sale	270,049	270,049	268,030	268,030
Securities held to maturity	2,090	1,955	3,035	1,857
Federal Home Loan Bank stock	5,715	5,715	5,715	5,715
Loans, net	913,161	941,075	899,515	903,868
Mortgage servicing rights	65	65	145	145
Cash surrender value of life insurance policies	19,252	19,252	18,950	18,950
Accrued interest receivable	5,071	5,071	5,004	5,004

Financial Liabilities:
Deposits	1,078,402	1,086,572	1,020,898	1,021,298
Securities sold under agreements to repurchase	108,885	117,592	115,196	113,638
Long-term debt	10,000	10,083	20,000	20,300
Junior subordinated debt	18,012	18,012	19,658	19,658
Interest rate swap	1,576	1,576	111	111
Accrued interest payable	2,212	2,212	2,742	2,742

Off-balance Sheet Financial Instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

Note 9.   Securities Available For Sale and Securities Held to Maturity

The amortized cost and estimated fair values of securities available for sale and securities held to maturity were as follows at September 30, 2010 and December 31, 2009:

	September 30, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
Securities Available For Sale	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollar amounts in thousands)

U.S. Government agency securities	$13,155	$967	$—	$14,122	$23,087	$160	$(350)	$22,897
Agency residential mortgage-backed debt securities	196,014	8,703	(725)	203,992	183,104	5,518	(719)	187,903
Non-Agency collateralized mortgage obligations	14,621	—	(3,747)	10,874	22,970	115	(5,255)	17,830
Obligations of states and political subdivisions	35,536	811	(10)	36,337	33,436	450	(246)	33,640
Trust preferred securities - single issuer	500	—	(14)	486	500	—	(80)	420
Trust preferred securities - pooled	5,551	—	(4,963)	588	5,957	13	(5,474)	496
Corporate and other debt securities	1,130	—	(13)	1,117	2,444	1	(107)	2,338
Equity securities	3,345	22	(834)	2,533	3,368	13	(875)	2,506
Total investment securities available for sale	$269,852	$10,503	$(10,306)	$270,049	$274,866	$6,270	$(13,106)	$268,030

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	September 30, 2010
Securities Held To Maturity	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(Dollar amounts in thousands)

Trust preferred securities - single issuer	$2,008	$—	$2,008	$—	$(135)	$1,873
Trust preferred securities - pooled	649	(567)	82	—	—	82

Total investment securities held to maturity	$2,657	$(567)	$2,090	$—	$(135)	$1,955

	December 31, 2009
	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(Dollar amounts in thousands)

Trust preferred securities - single issuer	$2,012	$—	$2,012	$5	$(257)	$1,760
Trust preferred securities - pooled	1,023	—	1,023	—	(926)	97

Total investment securities held to maturity	$3,035	$—	$3,035	$5	$(1,183)	$1,857

The age of unrealized losses and fair value of related investment securities available for sale and investment securities held to maturity at September 30, 2010 and December 31, 2009 were as follows:

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	September 30, 2010
	Less than Twelve Months			More than Twelve Months			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of
Securities Available for Sale	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(Dollar amounts in thousands)

U.S. Government agency securities	$—	$—	—	$—	$—	—	$—	$—	—
Agency residential mortgage-backed debt securities	25,956	(706)	10	5,035	(19)	2	30,991	(725)	12
Non-Agency collateralized mortgage obligations	1,514	(2)	1	8,233	(3,745)	8	9,747	(3,747)	9
Obligations of states and political subdivisions	3,287	(7)	3	1,085	(3)	2	4,372	(10)	5
Trust preferred securities - single issuer	—	—	—	486	(14)	1	486	(14)	1
Trust preferred securities - pooled	—	—	—	588	(4,963)	8	588	(4,963)	8
Corporate and other debt securities	993	(7)	1	124	(6)	1	1,117	(13)	2
Equity securities	251	(38)	2	721	(796)	21	972	(834)	23
Total investment securities available for sale	$32,001	$(760)	17	$16,272	$(9,546)	43	$48,273	$(10,306)	60

	September 30, 2010
	Less than Twelve Months			More than Twelve Months			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of
Securities Held To Maturity	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(Dollar amounts in thousands)

Trust preferred securities - single issuer	$1,873	$(135)	2	$—	$—	—	$1,873	$(135)	2
Trust preferred securities - pooled	—	—	—	82	—	1	82	—	1
Total investment securities held to maturity	$1,873	$(135)	2	$82	$—	1	$1,955	$(135)	3

	December 31, 2009
	Less than Twelve Months			More than Twelve Months			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of
Securities Available for Sale	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(Dollar amounts in thousands)

U.S. Government agency securities	$16,115	$(350)	9	$—	$—	—	$16,115	$(350)	9
Agency residential mortgage-backed debt securities	32,690	(719)	12	—	—	—	32,690	(719)	12
Non-Agency collateralized mortgage obligations	3,468	(368)	2	8,524	(4,887)	8	11,992	(5,255)	10
Obligations of states and political subdivisions	11,907	(246)	16	—	—	—	11,907	(246)	16
Trust preferred securities - single issue	—	—	—	420	(80)	1	420	(80)	1
Trust preferred securities - pooled	—	—	—	482	(5,474)	8	482	(5,474)	8
Corporate and other debt securities	138	(31)	1	924	(76)	1	1,062	(107)	2
Equity securities	1,041	(24)	2	687	(851)	22	1,728	(875)	24
Total investment securities available for sale	$65,359	$(1,738)	42	$11,037	$(11,368)	40	$76,396	$(13,106)	82

	December 31, 2009
	Less than Twelve Months			More than Twelve Months			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of
Securities Held To Maturity	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(Dollar amounts in thousands)

Trust preferred securities - single issue	$—	$—	—	$720	$(257)	1	$720	$(257)	1
Trust preferred securities - pooled	—	—	—	97	(926)	1	97	(926)	1
Total investment securities held to maturity	$—	$—	—	$817	$(1,183)	2	$817	$(1,183)	2

At September 30, 2010, there were 19 securities with unrealized losses in the less than twelve month category and 44 securities with unrealized losses in the twelve month or more category

Management evaluates investment securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Factors that may be indicative of impairment include, but are not limited to, the following:

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

If a decline in market value of a security is determined to be other than temporary, under generally accepted accounting principles, we are required to write these securities down to their estimated fair value.  As of September 30, 2010, we owned single issuer and pooled trust preferred securities of other financial institutions, private label collateralized mortgage obligations and equity securities whose aggregate historical cost basis is greater than their estimated fair value (see table above).  We reviewed all investment securities and have identified those securities that are other-than-temporarily impaired.  The losses associated with these other-than-temporarily impaired securities have been bifurcated into the portion of non-credit impairment losses recognized in other comprehensive loss and into the portion of credit impairment losses recorded in earnings (see Note 5 to the consolidated financial statements).  We perform an ongoing analysis of all investment securities utilizing both readily available market data and third party analytical models.  Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities.  If such decline is determined to be other than temporary, we will write them down through a charge to earnings to their then current fair value.

A.            Obligations of U. S. Government Agencies and Corporations.  The unrealized gains on the Company’s investments in obligations of U.S. Government agencies were caused by changing credit spreads in the market as a result of current monetary policy and lower interest rates due to the ongoing economic downturn.  At September 30, 2010, the fair value of the U. S. Government agencies and corporations bonds represented 5.2% of the total fair value of the available for sale securities held in the investment securities portfolio.  The contractual cash flows are guaranteed by an agency of the U.S. Government.  Because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010.  Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

B.            Mortgage-Backed Debt Securities and Collateralized Mortgage Obligations.  The unrealized losses on the Company’s investments in federal agency residential mortgage-backed securities and corporate (non-agency) collateralized mortgage obligations (“CMO”) were primarily caused by changing credit and pricing spreads in the market as a result of the ongoing economic downturn.  At September 30, 2010, federal agency residential mortgage-backed securities represented 75.5% of the total fair value of available for sale securities held in the investment securities portfolio and corporate (non-agency) collateralized mortgage obligations represented 4.0% of the total fair value of available for sale securities held in the investment securities portfolio.  The Company purchased those securities at a price relative to the market at the time of purchase.  The contractual cash flows of the federal agency residential mortgage-backed securities are guaranteed by the U.S. Government.  Because the decline in the market value of agency residential mortgage-backed debt securities is primarily attributable to changes in market pricing since the time of purchase and not credit quality, and because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2010.  Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

As of September 30, 2010, the Company owned 9 corporate (non-agency) collateralized mortgage obligations in super senior or senior tranches of which 8 corporate (non-agency) collateralized mortgage obligations aggregate historical cost basis is greater than

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

estimated fair value.  At September 30, 2010, 1 non-agency CMO with an amortized cost basis of $1.5 million was collateralized by commercial real estate and 8 non-agency CMO’s with an amortized cost basis of $13.1 million were collateralized by residential real estate.  The Company uses a two step modeling approach to analyze each non-agency CMO issue to determine whether or not the current unrealized losses are due to credit impairment and therefore other-than-temporarily impaired.  Step one in the modeling process applies default and severity vectors to each security based on current credit data detailing delinquency, bankruptcy, foreclosure and real estate owned (REO) performance.  The results of the vector analysis are compared to the security’s current credit support coverage to determine if the security has adequate collateral support.  If the security’s current credit support coverage falls below certain predetermined levels, step two is utilized.  In step two, the Company uses a third party to assist in calculating the present value of current estimated cash flows to ensure there are no adverse changes in cash flows during the quarter leading to an other-than-temporary-impairment.  Management’s assumptions used in step two include default and severity vectors and prepayment assumptions along with various other criteria including: percent decline in fair value; credit rating downgrades; probability of repayment of amounts due and changes in average life.  At September 30, 2010, no CMO qualified for the step two modeling approach.  Because of the results of the modeling process and because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider these CMO investments to be other-than-temporarily impaired at September 30, 2010.  Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

C.            State and Municipal Obligations.  The unrealized gains on the Company’s investments in state and municipal obligations were primarily caused by changing credit spreads in the market as a result of current monetary policy and lower interest rates due to the ongoing economic downturn.  At September 30, 2010, state and municipal obligation bonds represented 13.5% of the total fair value of available for sale securities held in the investment securities portfolio.  The Company purchased those obligations at a price relative to the market at the time of the purchase, and the tax advantaged benefit of the interest earned on these investments reduces the Company’s federal tax liability.  Because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2010.  Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

D.            Other Debt Securities and Trust Preferred Securities.  Included in other debt securities available for sale at September 30, 2010, were 1 asset-backed security and 1 corporate security representing 0.4% of the total fair value of available for sale securities.  Included in trust preferred securities were single issuer, trust preferred securities (“TRUPS” or “CDO”) representing 0.2% and 95.8% of the total fair value of available for sale securities and the total held to maturity securities, respectively, and pooled TRUPS representing 0.2% and 4.2% of the total fair value of available for sale securities and the total held to maturity securities, respectively.

The unrealized losses on other debt securities relate primarily to changing pricing due to the economic downturn affecting these markets and not necessarily the expected cash flows of the individual securities.  Due to market conditions, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time.  Because the Company has analyzed the credit risk and cash flow characteristics of these securities and the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

As of September 30, 2010, the Company owned 3 single issuer TRUPS and 8 pooled TRUPS of other financial institutions whose aggregate historical cost basis is greater than their estimated fair value.  In the third quarter of 2010, the Company recognized a $5,000 gain on the sale of a $1 million pooled TRUPS for which a $1 million other-than-temporary impairment charge had been recognized in previous periods.  Investments in trust preferred securities included (a) amortized cost of $2.5 million of single issuer TRUPS of other financial institutions with a fair value of $2.4 million and (b) amortized cost of $6.2 million of pooled TRUPS of other financial institutions with a fair value of $670,000.  The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies.  The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary with the exception of five pooled TRUPS which were other than temporarily impaired at September 30, 2010.  For the three and nine months ended September 30, 2010, the Company recognized a subsequent net credit impairment charge to earnings of $344,000 and $402,000, respectively on 4 available for sale pooled TRUPS and a subsequent net credit impairment charge to earnings for the three and nine months ended September 30, 2010 of $278,000 and $369,000, respectively, on 1 held to maturity pooled TRUPS as the Company’s estimate of projected cash flows it expected to receive was less than the security’s carrying value.  For the three and nine months ended September 30, 2010, the OTTI losses recognized on available for sale and held to maturity pooled trust preferred securities resulted primarily from changes in the underlying cash flow assumptions used in determining credit losses due, in part, to the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”).  The Company performs an ongoing analysis of these securities utilizing both readily available market data and third party analytical models.  Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities.  If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or other comprehensive income to reduce the securities to their then current fair value.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Prepayments

Generally, TRUPS are callable within five to ten years of issuance.  Due to current market conditions and the limited, eight year history of TRUPS, prepayments are difficult to predict.  The model assumes that prepayments will be limited to those issuers that are acquired by large banks with low financing costs.  In deference to the conventional view that the banking industry will undergo significant consolidation over the next several years, the model conservatively estimates that 10% of TRUP’s pools will be acquired and recapitalized over the next 3 to 4 years.  As a result of the recent passage of the Dodd-Frank Act, prepayment assumptions for certain individual issuers within each TRUPS pool were modified.  The Dodd-Frank Act contains a provision that eliminates the Tier 1 capital treatment of TRUP’s for banks with total assets greater than $15 billion beginning in the first half of 2013.  The model assumes that these larger banks would begin to call and prepay their TRUP’s during this timeframe.  In addition, the model assumes that certain individual issuers, that are both profitable and well capitalized and currently paying fixed rates greater than 9% or floating rate with spreads greater than 325bps, will begin to call and prepay their TRUP’s in the middle of 2011.  Beyond the middle of 2011, the model assumes 5% prepayments every 5 years going forward.  Thereafter, the model assumes no further prepayments.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

The following table provides additional information related to our single issuer trust preferred securities:

	September 30, 2010
			Gross
	Amortized	Fair	Unrealized	Number of
	Cost	Value	Losses	Securities
	(Dollar amounts in thousands)
Investment grades:
BBB Rated	978	952	(26)	1
Not rated	1,530	1,407	(123)	2
Total	$2,508	$2,359	$(149)	$3

There were no interest deferrals or defaults in any of the single issuer trust preferred securities in our investment portfolio as of September 30, 2010.

The following table provides additional information related to our pooled trust preferred securities as of:

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

September 30, 2010
Deal	Class	Amortized Cost	Fair Value	Unrealzied Gain/Loss	Lowest Credit Rating	# of Performing Issuers	Actual Deferral	Expected Deferral	Current Outstanding Collateral Balance	Current Tranche Subordination	Actual Defaults/ Deferrals as a % of Outstanding Collateral	Expected Deferrals/ Defaults as a % of Remaining Collateral	Excess Subordination as a % of Current Performing Collateral
(Dollar amounts in thousands)

Pooled trust preferred available for sale securities for which an other-than-temporary inpairment charge has been recognized:
Holding #2	Class B-2	$668	$33	$(635)	C (Fitch)	17	$116,250	$—	$242,750	$33,000	47.9%	0.0%	0.0%
Holding #3	Class B	595	195	(400)	C (Fitch)	18	151,100	—	341,500	62,650	44.2%	0.0%	0.0%
Holding #4	Class B-2	1,001	32	(969)	Ca (Moody’s)	22	109,750	—	288,000	38,500	38.1%	0.0%	0.0%
Holding #5	Class B-3	411	15	(396)	Ca (Moody’s)	49	146,780	3,000	601,775	53,600	24.4%	0.7%	0.0%
	Total	$2,675	$275	$(2,400)

Pooled trust preferred held to maturity securities for which an other-than-temporary inpairment charge has been recognized:

Holding #9	Mezzanine	649	82	(567)	C (Fitch)	22	69,100	—	259,500	20,289	26.6%	0.0%	0.0%
	Total	$649	$82	$(567)

Pooled trust preferred available for sale securities for which an other-than-temporary inpairment charge has not been recognized:

Holding #6	Class B-1	1,300	163	(1,137)	CCC- (S&P)	15	$17,500	$15,000	$193,500	$108,700	9.0%	8.5%	18.5%
Holding #7	Class C	1,002	100	(902)	CC (Fitch)	28	36,000	10,000	311,250	31,629	11.6%	3.6%	5.3%
Holding #8	Senior Subordinate	573	50	(523)	Baa2 (Moody’s)	5	34,000	—	116,000	81,000	29.3%	0.0%	11.5%
	Total	$2,875	$313	$(2,562)
		$6,199	$670	$(5,529)

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

E.             Equity Securities.  Included in equity securities available for sale at September 30, 2010, were equity investments in 25 financial services companies.  The Company owns 1 qualifying Community Reinvestment Act (“CRA”) equity investment with an amortized cost and fair value of approximately $1.0 million, respectively.  The remaining 25 equity securities have an average amortized cost of approximately $85,000 and an average fair value of approximately $53,000.  Testing for other-than-temporary-impairment for equity securities is governed by FASB ASC 320-10 issued in April 2009.  While $721,000 in fair value of the equity securities has been below amortized cost for a period of more than twelve months, the Company believes the decline in market value of the equity investment in financial services companies is primarily attributable to changes in market pricing and not fundamental changes in the earning potential of the individual companies.  For the three and nine months ended September 30, 2010 and 2009, respectively, the Company did not recognize any net credit impairment charges to earnings.  The Company has the intent and ability to retain its investment in its equity securities for a period of time sufficient to allow for any anticipated recovery in market value.  The Company does not consider its equity securities to be other-than-temporarily-impaired as September 30, 2010.

As of September 30, 2010, the fair value of all securities available for sale that were pledged to secure public deposits, repurchase agreements, and for other purposes required by law, was $241.7 million.

The contractual maturities of investment securities available for sale are set forth in the following table.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties.  Therefore, mortgage-backed securities are not included in the maturity categories in the following summary.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	At September 30, 2010
	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollar amounts in thousands)

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	4,886	5,177	—	—
Due after ten years	50,986	47,473	2,657	1,955
Agency residential mortgage-backed debt securities	196,014	203,992	—	—
Non-Agency collateralized mortgage obligations	14,621	10,874	—	—
Equity securities	3,345	2,533	—	—
	$269,852	$270,049	$2,657	$1,955

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to the scheduled maturity without penalty.

The following gross gains (losses) were realized on sales of investment securities available for sale included in earnings for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollar amounts in thousands)

Gross gains	$179	$66	$479	$430
Gross losses	—	—	(14)	(79)
Net realized gains on sales of securities	$179	$66	$465	$351

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

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that the Company has recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income (see Note 5 to the consolidated financial statements):

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollar amounts in thousands)

Balance, beginning of period	$2,617	$322	$2,468	$—
Additions:
Initial credit impairments	—	1,290	81	1,612
Subsequent credit impairments	622	706	690	706
Reductions:
Fully written down credit impaired debt and equity securities	(1,062)	—	(1,062)	—
Balance, end of period	$2,177	$2,318	$2,177	$2,318

The credit loss component of the impairment loss represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which other-than-temporary impairment occurred prior to the periods presented.  Other-than-temporary impairment recognized in earnings for the three and nine months ended September 30, 2010, for credit impaired debt securities are presented as additions in two components based upon whether the current period is the first time the debt security was credit impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments).  The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit impaired debt securities.  Additionally, the credit loss component is reduced if (i) the Company receives the cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security, (ii) the security matures or (iii) the security is fully written down.

Note 10.     Loans

The components of loans were as follows:

	September 30,	December 31,
	2010	2009
	(Dollar amounts in thousands)
Residential real estate - 1 to 4 family	$160,728	$169,009
Residential real estate - multi family	49,931	38,994
Commercial, Financial & Agricultural	141,732	150,823
Commercial real estate	407,831	362,376
Construction	78,809	100,713
Consumer	2,562	3,108
Home equity lines of credit	87,085	86,916
Loans	928,678	911,939

Net deferred loan fees	(1,099)	(975)
Allowance for loan losses	(14,418)	(11,449)
Loans, net of allowance for loan losses	$913,161	$899,515

Changes in the allowance for loan losses were as follows:

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2010	2009
	(Dollar amounts in thousands)
Balance, beginning	$11,449	$8,124
Provision for loan losses	8,160	8,572
Loans charged off	(5,482)	(5,477)
Recoveries	291	230
Balance, ending	$14,418	$11,449

The gross recorded investment in impaired loans not requiring an allowance for loan losses was $6.6 million at September 30, 2010 and $6.3 million at December 31, 2009.  The gross recorded investment in impaired loans requiring an allowance for loan losses was $19.3 million and $18.9 million at September 30, 2010 and December 31, 2009, respectively.  At September 30, 2010 and December 31, 2009, the related allowance for loan losses associated with those loans was $5.2 million and $3.8 million, respectively.  For the nine months ended September 30, 2010 and year ended December 31, 2009, the average recorded investment in impaired loans was $24.4 million and $18.6 million, respectively. Interest income of $62,000 was recognized on impaired loans for the nine months ended September 30, 2010 and interest income of $42,000 was recognized on impaired loans for the year ended December 31, 2009.  Non accrual loans that maintained a current payment status for six consecutive months are placed back on accrual status under  the Bank’s loan policy.

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

Included in the $1.8 million purchase price for Fisher Benefits Consulting was goodwill of $0.2 million and identifiable intangible assets of $1.6 million.  Contingent payments totaling $750,000, or $250,000 for each of the first three years following the acquisition, will be paid if certain predetermined revenue target ranges are met.  These payments are expected to be added to goodwill when paid.  The contingent payments could be higher or lower depending upon whether actual revenue earned in each of the three years following the acquisition is less than or exceeds the predetermined revenue goals.  A $250,000 contingent payment was made during the three and nine month periods ended September 30, 2010 and 2009, respectively.

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

Goodwill and Other Intangible Assets

The Company has goodwill and other intangible assets of $44.5 million at September 30, 2010 related to the acquisition of its banking, insurance and wealth management companies.  The Company utilizes a third party valuation service to perform its goodwill impairment test both on an interim and annual basis.  A fair value is determined for the banking and financial services, insurance services and investment services reporting units.  If the fair value of the reporting business unit exceeds the book value, no write down of goodwill is necessary (a Step One evaluation).  If the fair value is less than the book value, an additional test (a Step Two evaluation) is necessary to assess goodwill for potential impairment.  As a result of the goodwill impairment valuation analysis, the Company determined that no goodwill impairment write-off for any of its reporting units was necessary for the nine months ended September 30, 2010, however a Step Two goodwill impairment evaluation test was required for the banking and financial services reporting unit.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

The changes in the carrying amount of goodwill as allocated to our reporting units for the periods indicated were:

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	Banking and		Brokerage and
	Financial		Investment
	Services	Insurance	Services	Total
	(In thousands)

Balance as of December 31, 2008	$27,768	$10,943	$1,021	$39,732
Contingent payments during the year 2009	—	250	—	250
Balance as of December 31, 2009	$27,768	$11,193	$1,021	$39,982
Additions to goodwill during the year 2010		17
Contingent payments during the year 2010	—	250	—	—
Balance as of September 30, 2010	$27,768	$11,460	$1,021	$40,249

Other Intangible Assets

In accordance with the provisions of FASB ASC 350, the Company amortizes other intangible assets over the estimated remaining life of each respective asset.  Amortizable intangible assets were composed of the following:

	September 30, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortizable intangible assets:
Purchase of client accounts (20 year weighted average useful life) (1)	$5,301	$1,429	$4,805	$1,232
Employment contracts (7 year weighted average useful life)	1,135	1,117	1,135	1,102
Assets under management (20 year weighted average useful life)	184	74	184	68
Trade name (20 year weighted average useful life)	196	196	196	196
Core deposit intangible (7 year weighted average useful life)	1,852	1,587	1,852	1,388
Total	$8,668	$4,403	$8,172	$3,986

Aggregate Amortization Expense:
For the nine months ended September 30, 2010	$417
For the nine months ended September 30, 2009	$514

(1) Included in the gross carrying amount for the period ended September 30, 2010 was $496,000 related to the purchase of KDN/Lanchester Corp.

Note 12.     Junior Subordinated Debt

First Leesport Capital Trust I, a Delaware statutory business trust, was formed on March 9, 2000 and is a wholly-owned subsidiary of the Company.  The Trust issued $5 million of 10.875% fixed rate capital trust pass-through securities to investors. First Leesport Capital Trust I purchased $5 million of fixed rate junior subordinated deferrable interest debentures from the Company.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The obligations under the debentures constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the capital securities.  The capital securities are redeemable by the Company on or after March 9, 2010, at stated premiums, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise.  The capital securities must be redeemed upon final maturity of the subordinated debentures on March 9, 2030.  In October 2002, the Company entered into an interest rate swap agreement with a notional amount of $5 million that effectively converts the securities to a floating interest rate of six month LIBOR plus 5.25% (5.63% at September 30, 2010).  In September 2010, included in other income was a $272,000 premium paid to the Company resulting from the fixed rate payer exercising a call option to terminate this interest rate swap.  In June 2003, the Company purchased a six month LIBOR cap with a rate of 5.75% to create protection against rising interest rates for the above mentioned $5 million interest rate swap.  Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by other interest rate swaps.  This interest rate cap matured in March 2010.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

On September 26, 2002, the Company established Leesport Capital Trust II, a Delaware statutory business trust, in which the Company owns all of the common equity.  Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45% (3.83% at September 30, 2010).  These debentures are the sole assets of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial Corp. of the obligations of the Trust under the capital securities. These securities must be redeemed in September 2032, but may be redeemed on or after November 7, 2007 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company.  As of September 30, 2010, the Company has not exercised the call option on these debentures.  In September 2008, the Company entered into an interest rate swap agreement that effectively converts the $10 million of adjustable-rate capital securities to a fixed interest rate of 7.25%.  Interest began accruing on the Leesport Capital Trust II swap in February 2009.

On June 26, 2003, Madison Bank established Madison Statutory Trust I, a Connecticut statutory business trust.  Pursuant to the purchase of Madison Bank on October 1, 2004, the Company assumed Madison Statutory Trust I in which the Company owns all of the common equity.  Madison Statutory Trust I issued $5 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10% (3.39% at September 30, 2010).  These debentures are the sole assets of the Trusts.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The obligations under the debentures constitute a full and unconditional guarantee by the Company. of the obligations of the Trust under the capital securities. These securities must be redeemed in June 2033, but may be redeemed on or after September 26, 2008 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company.  In September 2008, the Company entered into an interest rate swap agreement that effectively converts the $5 million of adjustable-rate capital securities to a fixed interest rate of 6.90%.  Interest began accruing on the Madison Statutory Trust I swap in March 2009.

Note 13.     Sale of Equity Interest

During the second quarter of 2010, a gain of $1,875,000 was recognized on the sale of a 25% equity interest in First HSA, LLC related to the transfer of approximately $89,000,000 of Health Savings Account (“HSA”) deposits.

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

Federal bank regulatory agencies have established certain capital-related criteria that must be met by banks and bank holding companies.  The measurements which incorporate the varying degrees of risk contained within the balance sheet and exposure to off-balance sheet commitments were established to provide a framework for comparing different institutions.  Regulatory guidelines require that Tier 1 capital and total risk-based capital to risk-adjusted assets must be at least 4.0% and 8.0%, respectively.  In order for the Company to be considered “well capitalized” under the guidelines of the banking regulators, the Company must have Tier 1 capital and total risk-based capital to risk-adjusted assets of at least 6.0% and 10.0%, respectively.  As of September 30, 2010, the Company has met the criteria to be considered a well capitalized institution.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of September 30, 2010, that the Company and the Bank meet all minimum capital adequacy requirements to which they are subject.

As of September 30, 2010, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed its category.

The Company’s regulatory capital ratios are presented below for the periods indicated:

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	September 30,	December 31,
	2010	2009

Leverage ratio	8.43%	8.36%
Tier I risk-based capital ratio	11.41%	10.65%
Total risk-based capital ratio	12.67%	11.82%

On December 19, 2008, the Company issued to the United States Department of the Treasury (“Treasury”) 25,000 shares of Series A, Fixed Rate, Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $1,000 per share, and a warrant (“Warrant”) to initially purchase 364,078 shares of the Company’s common stock, par value $5.00 per share, for an aggregate purchase price of $25,000,000 in cash.

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

Prior to the earlier of the third anniversary date of the issuance of the Series A Preferred Stock (December 19, 2011) or the date on which the Series A Preferred Stock have been redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties which are not affiliates of the Treasury, the Company can not increase its common stock dividend from the last quarterly cash dividend per share ($0.10) declared on the common stock prior to October 14, 2008 without the consent of the Treasury,

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price subject to anti-dilution adjustments presently equal to $10.19 per share of common stock. As a result of the sale of 644,000 shares of the Company’s common stock to two institutional investors, the number of shares of common stock into which the Warrant is now exercisable is 367,982. In the event that the Company redeems the Series A Preferred Stock, the Company can repurchase the warrant at “fair value” as defined in the investment agreement with Treasury.

On April 21, 2010, the Company entered into separate stock purchase agreements with two institutional investors relating to the sale of an aggregate of 644,000 shares of the Company’s authorized but unissued common stock, par value $5.00 per share, at a purchase price of $8.00 per share.  The Company completed the issuance of $4.8 million of common stock, net of related offering costs, on May 12, 2010.

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company.  At September 30, 2010, the Bank had approximately $2.9 million available for payment of dividends to the Company.  Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis.  At September 30, 2010 and at December 31, 2009, the Bank had a $1.3 million loan outstanding to VIST Insurance.

On July 20, 2010, the Company declared a $0.05 per share cash dividend for common shareholders of record on August 6, 2010, which was paid on August 13, 2010.  On October 19, 2010, the Company declared a $0.05 per share cash dividend for common shareholders of record on November 5, 2010 which is payable on November 15, 2010.

For the nine months ended September 30, 2010, preferred stock dividends and accretion included in income available for common shareholders or basic and diluted earnings per common share on the Series A Preferred Stock were $1.3 million.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet investments.

A summary of the Bank’s financial instrument commitments is as follows:

	September 30,	December 31,
	2010	2009
	(Dollar amounts in thousands)
Commitments to extend credit:
Construction loan origination commitments	$56,415	$32,846
Unused home equity lines of credit	46,901	44,091
Unused business lines of credit	141,835	133,510
Other loan originations and unused lines of credit	9,791	15,522

Total commitments to extend credit	$254,942	$225,969
Standby letters of credit	$11,194	$11,998

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

Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2010 and 2009 for guarantees under standby letters of credit issued is not material.

Junior Subordinated Debt:

The Company has elected to record its junior subordinated debt at fair value with changes in fair value reflected in other income in the consolidated statements of operations.  The fair value is estimated utilizing the income approach whereby the expected cash flows over the remaining estimated life of the debentures are discounted using the Company’s estimated credit spread over the current fully indexed yield based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.  At September 30, 2010 and December 31, 2009, the estimated fair value of the junior subordinated debt was $18.0 million and $19.7 million, respectively, and was offset by changes in the fair value of the related interest rate swaps.

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

Under the swap, the Company pays interest at a variable rate equal to six month LIBOR plus 5.25%, adjusted semiannually (5.63% at September 30, 2010), and the Company receives a fixed rate equal to the interest that the Company is obligated to pay on the related trust preferred securities (10.875%).  In September 2010, included in other income was a $272,000 premium paid to the Company resulting from the fixed rate payer exercising a call option to terminate this interest rate swap.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

The estimated fair values of the interest rate swap agreements represent the amount the Company would have expected to receive to terminate such contract.  At September 30, 2010 and December 31, 2009, the estimated fair value of the interest rate swap agreements was $1.6 million and $111,000, respectively, and was offset by changes in the fair value of the related trust preferred debt.  The swap agreements expose the Company to market and credit risk if the counterparty fails to perform.  Credit risk is equal to the extent of a fair value gain on the swaps.  The Company manages this risk by entering into these transactions with high quality counterparties.

Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by other interest rate swaps.  In June 2003, the Company purchased a six month LIBOR cap to create protection against rising interest rates for the above mentioned $5 million interest rate swap.  When purchased in June 2003, the initial premium related to this interest rate cap was $102,000 and, at the time the interest rate cap matured in March 2010, the premium’s carrying and market values were zero.

The following table details the fair values of the derivative instruments included in the consolidated balance sheet for the year ended:

	Liability Derivatives
	September 30, 2010		December 31, 2009
	Balance		Balance
Derivatives Not Designated as Hedging	Sheet	Fair	Sheet	Fair
Instruments under FASB ASC 815:	Location	Value	Location	Value
	(Dollar amounts in thousands)
Interest rate swap contracts	Other liabilities	$1,576	Other liabilities	$111
Total derivatives		$1,576		$111

The following table details the effect of the change in fair values of the derivative instruments included in the consolidated statement of operations for the year ended:

	Location of Gain or	Amount of Gain or (Loss) Recognized in Income on Derivative
	(Loss) Recognized	For the Three Months Ended		For the Nine Months Ended
Derivatives Not Designated as Hedging	in Income on	September 30,	September 30,	September 30,	September 30,
Instruments under FASB ASC 815:	Derivative	2010	2009	2010	2009
		(Dollar amounts in thousands)
Interest rate swap contracts	Other income	$(1,311)	$549	$(1,465)	$1,144
Total derivatives		$(1,311)	$549	$(1,465)	$1,144

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

During the nine month periods ended September 30, 2010 and 2009, the Company had interest receivable under the interest rate swap agreements of $50,000 and $36,000, respectively, which was recorded as a decrease of interest expense on the trust preferred securities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

VIST Financial Corp. (“the Company”) is a Pennsylvania business corporation headquartered in Wyomissing, Pennsylvania.  The Company offers a wide array of financial services through its banking, insurance and wealth management subsidiaries.  Unless otherwise indicated, all references in this Management’s Discussion and Analysis to “VIST,” “we,” “us,” “our,” or similar terms refer to VIST Financial Corp. and its subsidiaries on a consolidated basis.  The Company’s banking subsidiary, VIST Bank, is referred to as “the Bank.”  At September 30, 2010, the Company had consolidated total assets of $1.4 billion, consolidated total deposits of $1.1 billion, consolidated total shareholders’ equity of $135.8 million, and employed 275 full time equivalent employees.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Note 1 to the Company’s Notes to Consolidated Financial Statements (included in Item 8 of the Form 10-K for the year ended December 31, 2009) lists significant accounting policies, as supplemented by recent accounting policies described in Note 2 to the Company’s Notes to Consolidated Financial Statements (included in Item 1 of the Form 10-Q for the period ended September 30, 2010), used in the development and presentation of its financial statements.  This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

The Company prepares the consolidated financial statements in accordance with United States generally accepted accounting principles, which are referred to as GAAP, and which require management to make judgments in the application of its accounting policies that involve significant estimates and assumptions about the effect of matters that are inherently uncertain.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, revenue recognition for insurance activities, stock based compensation, derivative financial instruments, goodwill and intangible assets, fair value measurements including other than temporary impairment losses on available for sale securities, the valuation of junior subordinated debt and related hedges, the valuation of deferred tax assets and the effects of any business combinations.  Additional information about these accounting policies is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in the Company’s Form 10-K for the year ended December 31, 2009.  Although no significant changes to the Company’s critical accounting policies were made during the first nine months of 2010, the Company has provided updated information with respect to its accounting for the fair value of financial instruments in Note 8 “Fair Value Measurements and Fair Value of Financial Instruments.”

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

•                  the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System and the potential effects of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”);

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

OVERVIEW OF FINANCIAL RESULTS

Financial Highlights

Net loss for the Company for the quarter ended September 30, 2010 was $602,000 as compared to net income of $155,000 for the same period in 2009.  Basic and diluted net loss to common shareholders per common share for the third quarter of 2010 were $.16 and $.16, respectively, compared to basic and diluted net loss to common shareholders per common share of $.04 and $.04, respectively, for the same period of 2009.  Net income for the Company for the nine months ended September 30, 2010 was $2.6 million as compared to net income of $178,000 for the same period in 2009.  Basic and diluted net income available to common shareholders per common share for the nine months ended September 30, 2010 were $.22 and $.22, respectively, compared to basic and diluted net loss to common shareholders per common share of $.18 and $.18, respectively, for the same period of 2009.  Included in earnings for the three months ended September 30, 2010 were pretax other-than-temporary impairment charges on available for sale and held to maturity investment securities of $622,000. Included in earnings for the nine months ended September 30, 2010 were pretax other-than-temporary impairment charges on available for sale and held to maturity investment securities of $771,000.

The following are the key ratios for the Company as of or for the:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Return on average assets (annualized)	-0.18%	0.05%	0.26%	0.02%
Return on average shareholders’ equity (annualized)	-1.76%	0.50%	2.70%	0.19%
Common dividend payout ratio	-31.86%	-125.00%	67.45%	-138.89%
Average shareholders’ equity to average assets	10.24%	9.65%	9.76%	9.85%

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

FTE net interest income for the three months ended September 30, 2010 was $10.7 million, an increase of $1.2 million, or 12.4%, compared to the $9.5 million reported for the same period in 2009.  FTE net interest income for the nine months ended September 30, 2010 was $31.5 million, an increase of $4.4 million, or 16.2%, compared to the $27.1 million reported for the same period in 2009.  The FTE net interest margin increased to 3.48% for the third quarter of 2010 from 3.24% for the same period in 2009.  The FTE net interest margin increased to 3.44% for the first nine months of 2010 from 3.15% for the same period in 2009.

The following summarizes net interest margin information:

	Three months ended September 30,
	2010			2009
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands)
Interest-Earning Assets:
Loans: (1) (2)
Commercial	$732,027	$10,641	5.69	$711,597	$10,177	5.60
Mortgage	55,765	661	4.74	47,612	738	6.19
Consumer	122,260	1,598	5.18	138,760	1,872	5.36
Investments (2)	263,656	3,362	5.10	254,560	3,481	5.47
Federal funds sold	43,386	15	0.13	8,426	4	0.18
Other short-term investments	114	—	0.01	658	—	0.00

Total interest-earning assets	$1,217,208	$16,277	5.23	$1,161,613	$16,272	5.48

Interest-Bearing Liabilities:
Transaction accounts	$475,332	$1,284	1.07	$401,897	$1,426	1.41
Certificates of deposit	453,309	2,670	2.33	443,914	3,526	3.15
Securities sold under agreement to repurchase	110,499	1,205	4.27	120,948	1,134	3.66
Short-term borrowings	20	—	0.44	662	1	0.65
Long-term borrowings	10,000	90	3.53	35,000	339	3.78
Junior subordinated debt	19,294	363	7.46	19,984	357	7.09

Total interest-bearing liabilities	1,068,454	5,612	2.08	1,022,405	6,783	2.63

Noninterest-bearing deposits	114,340	—		111,489	—

Total cost of funds	$1,182,794	5,612	1.88	$1,133,894	6,783	2.38

Net interest margin (fully taxable equivalent)		$10,665	3.48		$9,489	3.24

(1)           Loan fees have been included in the interest income totals presented.  Nonaccrual loans have been included in average loan balances.

(2)           Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

	Nine months ended September 30,
	2010			2009
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands)

Interest-Earning Assets:
Loans: (1) (2)
Commercial	$727,124	$31,399	5.70	$703,738	$30,061	5.64
Mortgage	51,972	1,985	5.09	49,302	2,186	5.91
Consumer	126,345	4,905	5.19	139,844	5,639	5.39
Investments (2)	268,585	10,508	5.22	244,836	10,060	5.48
Federal funds sold	26,439	26	0.13	9,457	12	0.18
Other short-term investments	23,650	263	1.49	457	1	0.20
Total interest-earning assets	$1,224,115	$49,086	5.29	$1,147,634	$47,959	5.51

Interest-Bearing Liabilities:
Transaction accounts	$502,361	$4,352	1.16	$358,062	$3,838	1.43
Certificates of deposit	442,491	8,342	2.52	464,035	11,440	3.29
Securities sold under agreement to repurchase	112,135	3,585	4.22	121,823	3,297	3.57
Short-term borrowings	4,880	18	0.50	3,576	18	0.66
Long-term borrowings	10,366	277	3.53	45,275	1,256	3.66
Junior subordinated debt	19,553	1,052	7.19	19,835	1,034	6.97
Total interest-bearing liabilities	1,091,786	17,626	2.16	1,012,606	20,883	2.76
Noninterest-bearing deposits	109,257	—		107,787	—
Total cost of funds	$1,201,043	17,626	1.96	$1,120,393	20,883	2.50
Net interest margin (fully taxable equivalent)		$31,460	3.44		$27,076	3.15

(1)           Loan fees have been included in the interest income totals presented.  Nonaccrual loans have been included in average loan balances.

(2)           Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

Average interest-earning assets for the three months ended September 30, 2010 were $1.22 billion, a $55.6 million, or 4.8%, increase over average interest-earning assets of $1.16 billion for the same period in 2009.  The FTE yield on average interest-earning assets decreased by 25 basis points to 5.23% for the third quarter of 2010, compared to 5.48% for the same period in 2009. Average interest-earning assets for the nine months ended September 30, 2010 were $1.22 billion, a $76.5 million, or 6.7%, increase over average interest-earning assets of $1.15 billion for the same period in 2009.  The FTE yield on average interest-earning assets decreased by 22 basis points to 5.29% for the first nine months of 2010, compared to 5.51% for the same period in 2009.

Average interest-bearing liabilities for the three months ended September 30, 2010 were $1.07 billion, a $46.0 million, or 4.5%, increase over average interest-bearing liabilities of $1.02 billion for the same period in 2009.  In addition, average noninterest-bearing deposits increased to $114.3 million for the three months ended September 30, 2010, from $111.5 million for the same time period of 2009.  The interest rate on total interest-bearing liabilities decreased by 55 basis points to 2.08% for the three months ended September 30, 2010, compared to 2.63% for the same period in 2009. Average interest-bearing liabilities for the nine months ended September 30, 2010 were $1.09 billion, a $79.2 million, or 7.8%, increase over average interest-bearing liabilities of $1.01 billion for the same period in 2009.  In addition, average noninterest-bearing deposits increased to $109.3 million for the nine months ended September 30, 2010, from $107.8 million for the same time period of 2009.  The interest rate on total interest-bearing liabilities decreased by 60 basis points to 2.16% for the nine months ended September 30, 2010, compared to 2.76% for the same period in 2009.

For the nine months ended September 30, 2010, FTE total interest income increased to $49.1 million compared to $48.0 million for the same period in 2009.  The increase in total FTE interest income for the nine months ended September 30, 2010 was primarily the result of an increase in average investments and average outstanding commercial loans compared to the same period in 2009.  FTE earning asset yields on average outstanding loans decreased due primarily to lower rates on new loan originations and lower yields on investments.  Average outstanding commercial loan balances increased by $23.4 million, or 3.3%, from September 30, 2009 to September 30, 2010.  Average outstanding federal funds sold balances increased by $17.0 million, or 179.6% from September 30, 2009 to September 30, 2010.  Additionally, average outstanding total investment securities increased by $23.7 million, or 9.7%, from September 30, 2009 to September 30, 2010.  FTE earning asset yields on average outstanding investment securities decreased from 5.5% at September 30, 2009 to 5.3% at September 30, 2010.

For the nine months ended September 30, 2010, total interest expense decreased 15.6% to $17.6 million compared to $20.9 million for the same period in 2009.  The decrease in total interest expense for the nine months ended September 30, 2010 was primarily the result of a decrease in the interest rates on average time deposits compared to the same period in 2009.  The average interest rate paid on total outstanding interest-bearing liabilities decreased from 2.76% for the nine months ended September 30, 2009 to 2.16% for the nine months ended September 30, 2010.  The decrease in the average interest rate paid on total interest-bearing deposits was the result of management’s disciplined approach to deposit pricing in response to the decrease in average core deposit interest rates in our competitive footprint.  Total average interest-bearing deposits increased $46.0 million or 4.5% from September 30, 2009 to September 30, 2010 due primarily to growth in interest-bearing checking and savings accounts.  The average interest rate paid on short-term borrowings and securities sold under agreements to repurchase increased from 3.53% for the nine months ended September 30, 2009 to 4.12% for the nine months ended September 30, 2010.  The increase in the average interest rate paid on short-term borrowings and securities sold under agreements to repurchase was the result of increases in average interest rates paid on longer-term, wholesale securities sold under repurchase agreements.  Average short-term borrowings and securities sold under agreements to repurchase balances decreased $11.7 million or 9.3% from September 30, 2009 to September 30, 2010 due primarily to the growth in total average interest-bearing deposits.  Total cost of funds decreased to 1.96% in 2010 from 2.50% in 2009.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2010 was $3.6 million compared to $1.4 million for the same period of 2009.  The provision for loan losses for the nine months ended September 30, 2010 was $8.2 million compared to $6.5 million for the same period of 2009.  Net charge-offs to average loans was 0.77% annualized for the nine months ended September 30, 2010 compared to 0.58% for the year ended December 31, 2009.  The provision reflects the amount deemed appropriate by management to provide its current best estimate of probable losses given the present risk characteristics of the loan portfolio.  Management continues to evaluate and classify the credit quality of the loan portfolio utilizing a qualitative and quantitative internal loan review process and, based on the results of the analysis at September 30, 2010, management has determined that the current allowance for loan losses is adequate as of such date.  The ratio of the allowance for loan losses to loans outstanding at September 30, 2010 and December 31, 2009 was 1.55% and 1.26%, respectively.  Please see further discussion under the caption “Allowance for Loan Losses.”

Non-Interest Income

Total non-interest income for the three months ended September 30, 2010 totaled $4.4 million, an increase of $1.6 million, or 54.9%, from income of $2.8 million for the same period in 2009. Total non-interest income for the nine months ended September 30, 2010 totaled $15.8 million, an increase of $2.8 million, or 21.9%, from income of $13.0 million for the same period in 2009.

The following table details non-interest income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars amounts in thousands)

Customer service fees	$478	$600	$1,610	$1,854
Mortgage banking activities, net	266	288	631	963
Commissions and fees from insurance sales	3,024	3,260	9,192	9,254
Broker and investment advisory commissions and fees	279	112	565	594
Other commissions and fees	402	480	1,464	1,451
Earnings on investment in life insurance	111	96	302	280
Gain on sale of equity interest	—	—	1,875	—
Other income	269	(75)	510	573
Total other non-interest income before investments	4,829	4,761	16,149	14,969

Net realized gains on sales of securities	179	66	465	351
Losses from other-than-temporary impairment	163	(4,026)	(783)	(4,999)
Losses not related to credit	(785)	2,030	12	2,681
Net credit impairment losses on securities recognized in earnings	(622)	(1,996)	(771)	(2,318)

Net losses related to investment securities	(443)	(1,930)	(306)	(1,967)
Total other non-interest income	$4,386	$2,831	$15,843	$13,002

Revenue from customer service fees decreased 20.3% to $478,000 for the third quarter of 2010 as compared to $600,000 for the same period in 2009. Revenue from customer service fees decreased 13.2% to $1.6 million for the nine months ending September 30, 2010 as compared to $1.9 million for the same period in 2009. The decrease in customer service fees for the comparative three and nine month periods is primarily due to a decrease in commercial account analysis fees, uncollected funds charges and non-sufficient funds charges.

Revenue from mortgage banking activities decreased 7.6% to $266,000 for the third quarter of 2010 as compared to $288,000 for the same period in 2009.  Revenue from mortgage banking activities decreased 34.5% to $631,000 for the first nine months of 2010 as compared to $963,000 for the same period in 2009.  The decrease in mortgage banking activities for the comparative three and nine month periods is primarily due to a decrease in the volume of loans sold into the secondary mortgage market.  The Company operates its mortgage banking activities through VIST Mortgage, a division of VIST Bank.

Revenue from commissions and fees from insurance sales decreased 7.2% to $3.0 million for the third quarter of 2010 as compared to $3.3 million for the same period in 2009.  Revenue from commissions and fees from insurance sales decreased 0.7% to $9.2 million for the first nine months of 2010 as compared to $9.3 million for the same period in 2009.  The decrease for the comparative three and nine month periods is mainly attributed to a decrease in contingency income on insurance products offered through VIST Insurance, LLC, a wholly owned subsidiary of the Company.

Revenue from brokerage and investment advisory commissions and fees increased 149.1% to $279,000 in the third quarter of 2010 as compared to $112,000 for the same period in 2009.  Revenue from brokerage and investment advisory commissions and fees decreased 4.9% to $565,000 in the first nine months of 2010 as compared to $594,000 for the same period in 2009.  The fluctuations for the comparative three and nine month periods are due primarily to the lower volume of investment advisory services offered through VIST Capital Management, LLC, a wholly owned subsidiary of the Company.

Revenue from earnings on investment in life insurance increased 15.6% to $111,000 in the third quarter of 2010 as compared to $96,000 for the same period in 2009.  Revenue from earnings on investment in life insurance increased 7.9% to $302,000 in the first nine months of 2010 as compared to $280,000 for the same period in 2009.  The increase in earnings on investment in life insurance for the comparative three and nine month periods is due primarily to increased earnings credited on the Company’s separate investment account, bank owned life insurance.

Other commissions and fees decreased 16.3% to $402,000 for the third quarter of 2010 as compared to $480,000 for the same period in 2009.  Other commissions and fees remained similar at $1.5 million for the first nine months of 2010 and 2009.  The fluctuation for the comparative three and nine month periods is due primarily to variations in customer debit card activity through the debit card network interchange.

Gain on sale of equity interest for the three and nine months ended September 30, 2010 was $0 and $1.9 million respectively.  The gain on sale of equity interest is due to the Company’s sale of its 25% ownership in First HSA, LLC to HealthEquity, Inc. during the second quarter of 2010.  The Company became a 25% owner in First HSA, LLC in 2005.  The Bank, was the custodian of the health savings accounts (“HSA”) generated as a result of the relationship with First HSA and by the end of the second quarter of 2010, transferred the custodial relationship and processing of approximately $89 million in HSA deposits held by the Bank to HealthEquity, Inc. at the time of the sale.  As a part of this transaction, the Bank established an $89 million interest-bearing deposit relationship with a correspondent bank to facilitate the transfer of funds to HealthEquity, Inc. as the HSA deposit accounts were transferred to HealthEquity, Inc.’s operating system.  There was no gain on sale of equity interest recognized for the three and nine months ended September 30, 2009.

Other income increased 458.7% to $269,000 for the third quarter of 2010 as compared to ($75,000) for the same period in 2009.  Other income decreased 11.0% to $510,000 for the first nine months of 2010 as compared to $573,000 for the same period in 2009.  The increase in other income for the comparative three month periods is due primarily to a $272,000 premium paid to the Company resulting from a counterparty exercising a call option to terminate an interest rate swap.  The decrease in other income for the comparative nine month periods is due primarily to changes in the fair market value of the Company’s Junior Subordinated Debt and interest rate swaps.

Net realized gains on sales of available for sale securities were $179,000 for the three months ended September 30, 2010 compared to net realized gains on sales of available for sale securities of $66,000 for the same period in 2009.  Net realized gains on sales of available for sale securities were $465,000 for the nine months ended September 30, 2010 compared to net realized gains on sales of available for sale securities of $351,000 for the same period in 2009.  Net realized gains on sales of available for sale securities for the three and nine month periods in 2010 and 2009 were primarily due to planned sales of existing available for sale investment securities.

For the three month period ended September 30, 2010, net credit impairment losses recognized in earnings resulting from OTTI losses on investment securities were $622,000.  For the three month period ended September 30, 2009, there were $2.0 million net credit impairment losses recognized in earnings resulting from OTTI losses on investment securities. For the nine month period ended September 30, 2010, net credit impairment losses recognized in earnings resulting from OTTI losses on investment securities were $771,000.  For the nine month period ended September 30, 2009, there were $2.3 million net credit impairment losses recognized in earnings resulting from OTTI losses on investment securities. The net credit impairment losses relate to OTTI charges for estimated credit losses on available for sale and held to maturity pooled trust preferred securities. For the three and nine months ended September 30, 2010, the OTTI losses recognized on available for sale and held to maturity pooled trust preferred securities is due primarily to changes in the underlying cash flow assumptions used in determining credit losses due to the enactment of the Dodd-Frank Act.

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

Non-Interest Expense

Total non-interest expense for the three months ended September 30, 2010 totaled $12.7 million, an increase of $1.8 million, or 17.0%, over total other expense of $10.8 million for the same period in 2009.  Total non-interest expense for the nine months ended September 30, 2010 totaled $35.6 million, an increase of $1.9 million, or 5.8%, over total other expense of $33.7 million for the same period in 2009.

The following table details non-interest expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars amounts in thousands)
Salaries and employee benefits	$5,584	$5,374	$16,422	$16,816
Occupancy expense	1,057	1,124	3,274	3,074
Furniture and equipment expense	655	605	1,941	1,845
Marketing and advertising expense	285	208	792	813
Amortization of identifiable intangible assets	146	172	417	514
Professional services	750	545	2,104	1,919
Outside processing	1,036	1,014	2,921	3,051
FDIC deposit insurance	612	486	1,668	1,914
Other real estate owned expense	1,571	357	3,263	975
Other expense	967	938	2,816	2,748
Total other non-interest expense	$12,663	$10,823	$35,618	$33,669

Salaries and benefits increased 3.9% to $5.6 million for the three months ended September 30, 2010 from $5.4 million for the same period in 2009.  Salaries and benefits decreased 2.3% to $16.4 million for the nine months ended September 30, 2010 from $16.8 million for the same period in 2009.  Included in salaries and benefits for the three months ended September 30, 2010 and September 30, 2009 were pre-tax stock-based compensation costs of $36,000 and $62,000, respectively.  Included in salaries and benefits for the nine months ended September 30, 2010 and September 30, 2009 were pre-tax stock-based compensation costs of $112,000 and $138,000, respectively.  Also included in salaries and benefits for the three months ended September 30, 2010 were total commissions paid of $310,000 on mortgage origination activity through VIST Mortgage, insurance sales activity through VIST Insurance, and investment advisory sales through VIST Capital Management compared to commissions paid of $345,000 for the same period in 2009.  Included in salaries and benefits for the nine months ended September 30, 2010 were total commissions paid of $806,000 on mortgage origination activity through VIST Mortgage, insurance sales activity through VIST Insurance, and investment advisory sales through VIST Capital Management compared to commissions paid of $1.1 million for the same period in 2009.  The increase in salaries and benefits for the comparative three month periods is due primarily to an increase in employee medical insurance costs and the addition of a Chief Information Officer.  The decrease for the comparative nine month periods is due primarily to a decrease in the number of full-time equivalent employees and a decrease in employer 401(k) matching contributions and commissions paid.  FTE employees decreased to 275 at September 30, 2010 from 289 at September 30, 2009

Occupancy expense and furniture and equipment expense remained similar at $1.7 million for the first three months of 2010 as compared to the same period in 2009.  Occupancy expense and furniture and equipment expense increased 6.0% to $5.2 million for the first nine months of 2010 as compared to $4.9 million at the same period in 2009.  The increase in occupancy expense and furniture and equipment expense for the comparative nine month periods is due primarily to an increase in building lease expense and equipment repairs expense and software maintenance expense.

Marketing and advertising expense increased 37.0% to $285,000 for the third quarter of 2010 as compared to $208,000 for the same period in 2009.  Marketing and advertising expense decreased 2.6% to $792,000 for the first nine months of 2010 as compared to $813,000 for the same period in 2009.  The increase in marketing and advertising expense for the comparative three month periods is due primarily to an increase in marketing costs associated with business development and direct mail initiatives. The decrease in marketing and advertising expense for the comparative nine month periods is due primarily to a reduction in marketing costs associated with market research, media space and production and special events.

Professional services expense increased 37.6% to $750,000 for the third quarter of 2010 as compared to $545,000 for the same period in 2009. Professional services expense increased 9.6% to $2.1 million for the first nine months of 2010 as compared to $1.9 million for the same period in 2009. The increase for the comparative three and nine month periods is due primarily to an increase in fees for accounting and accounting related services and consulting fees associated with various corporate projects.

Outside processing expense remained similar at $1.0 million for the third quarter of 2010 as compared to the same period in 2009. Outside processing expense decreased 4.3% to $2.9 million for the first nine months of 2010 as compared to $3.1 million for the same period in 2009. The decrease in outside processing expense for the comparative nine month period is due primarily to a decrease in costs incurred for computer services, dataline charges and network fees.

FDIC insurance expense increased 25.9% to $612,000 for the third quarter of 2010 as compared to $486,000 for the same period in 2009.  FDIC insurance expense decreased 12.9% to $1.7 million for the first nine months of 2010 as compared to $1.9 million for the same period in 2009.  The increase in insurance expense for the comparative three month periods is due primarily to an increase in interest-bearing deposits and time deposits. The decrease in insurance expense for the comparative nine month periods is due primarily to a $580,000 special industry-side FDIC deposit insurance premium assessed in 2009.

Other real estate owned expense increased 340.1% to $1.6 million for the third quarter of 2010 as compared to $357,000 for the same period in 2009.  Other real estate owned expense increased 234.7% to $3.3 million for the first nine months of 2010 as compared to $975,000 for the same period in 2009.  The increase in other real estate expense for the comparative three and nine month periods is due primarily to an increase in costs associated with adjusting foreclosed properties to fair value after these assets have been classified as OREO, an increase in losses on sales of OREO properties, as well as other costs to operate and maintain OREO property during the holding period. The Company set up an entity specifically for the handling and allocation of interim and participated expenses associated with certain participated OREO properties until the time of their sale.

Income Taxes

There was an income tax benefit of $1.0 million for the third quarter of 2010 as compared to an income tax benefit of $506,000 for the same period in 2009.  There was an income tax benefit of $573,000 for the first nine months of 2010 as compared to an income tax benefit of $1.6 million for the same period in 2009.  The effective income tax rate for the Company for the third quarter ended September 30, 2010 was (63.5)% compared to (144.2)% for the same period of 2009.  The effective income tax rate for the Company for the nine months ended September 30, 2010 was (27.8)% compared to (112.7)% for the same period of 2009.  The effective income tax rate for the comparative three and nine month periods of both 2010 and 2009 fluctuated primarily due to fluctuations in tax exempt income and net income before income taxes.  Included in the income tax benefit for the comparative three month periods ended September 30, 2010 and 2009, is a federal tax benefit of approximately $209,000 and $138,000, respectively, from a $5,000,000 investment in an affordable housing, corporate tax credit limited partnership. Included in the income tax benefit for the comparative nine month periods ended September 30, 2010 and 2009, is a federal tax benefit of approximately $371,000 and $413,000, respectively, from a $5,000,000 investment in an affordable housing, corporate tax credit limited partnership.

FINANCIAL CONDITION

The total assets of the Company at September 30, 2010 were $1.36 billion, an increase of approximately $52.0 million, or 5.3% annualized, from $1.31 billion at December 31, 2009.

Cash and Cash Equivalents:

Cash and cash equivalents increased $41.9 million, or 204.0% annualized, to $69.2 million at September 30, 2010 from $27.4 million at December 31, 2009.  This increase is primarily related to an increase in federal funds sold.

Mortgage Loans Held for Sale

Mortgage loans held for sale increased $1.4 million, or 97.0% annualized, to $3.4 million at September 30, 2010 from $2.0 million at December 31, 2009.  This increase is primarily related to an increase in the inventory of loans originated for sale into the secondary residential real estate loan market through VIST Mortgage.

All mortgage loans held for sale are sold 100% servicing released and made in compliance with applicable loan criteria and underwriting standards established by the buyers. These loans are originated according to applicable federal and state laws and follow proper standards for securing valid liens.

Securities Available for Sale

Investment securities available for sale increased $2.0 million, or 1.0% annualized, to $270.0 million at September 30, 2010 from $268.0 million at December 31, 2009.  Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity.  The increase in investment securities available for sale was due primarily to the purchase of agency pooled mortgage-backed securities used as collateral for the Company’s public funds and structured wholesale borrowings.

The securities portfolio included a net unrealized gain on available for sale securities of $197,000 at September 30, 2010 and a net unrealized loss on available for sale securities of $6.8 million December 31, 2009.  In addition, net unrealized losses of $702,000 and $1.2 million were present in the held to maturity securities at September 30, 2010 and December 31, 2009, respectively.  Changes in longer-termed treasury interest rates, underlying collateral and credit concerns and dislocation and illiquidity in the current market continue to contribute to the decrease in the fair market value of certain securities.

Debt securities that management has no intention to sell or it is more likely than not that the Company will not be required to sell these securities are classified as held-to-maturity and recorded at amortized cost.  Securities classified as available for sale are those securities that the Company has no intention to sell nor is it more likely than not that the Company will be required to sell these securities.  Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.  Securities available for sale are carried at fair value.  Unrealized gains and losses are reported in other comprehensive income or loss, net of the related deferred tax effect.  Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings.  Purchased premiums and discounts are recognized in interest income using a method which approximates the interest method over the terms of the securities.

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

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (FHLB) to hold stock of its district FHLB according to a predetermined formula.  The FHLB stock is carried at cost.

Loans

Total loans, net of allowance for loan losses, increased to $913.2 million, or 2.0% annualized, at September 30, 2010 from $899.5 million at December 31, 2009.

The components of loans were as follows:

	September 30,	December 31,
	2010	2009
	(Dollar amounts in thousands)
Residential real estate - 1 to 4 family	$160,728	$169,009
Residential real estate - multi family	49,931	38,994
Commercial, Financial & Agricultural	141,732	150,823
Commercial real estate	407,831	362,376
Construction	78,809	100,713
Consumer	2,562	3,108
Home equity lines of credit	87,085	86,916
Loans	928,678	911,939

Net deferred loan fees	(1,099)	(975)
Allowance for loan losses	(14,418)	(11,449)
Loans, net of allowance for loan losses	$913,161	$899,515

Loans secured by real estate (not including home equity lending products) increased $48.1 million, or 11.2% annualized, to $618.5 million at September 30, 2010 from $570.4 million at December 31, 2009.  This increase is primarily due to an increase in commercial real estate loan originations.

Total commercial loans increased to $549.6 million at September 30, 2010 from $513.2 million at December 31, 2009, an increase of $36.4 million, or 9.5% annualized.  The increase is due primarily to an increase in commercial real estate loans outstanding.  There were no SBA loans sold during the period.

Consumer and home equity lending products decreased to $89.6 million at September 30, 2010, from $90.0 million as of December 31, 2009.  Consumer demand for these types of loans decreased slightly in 2010.  Although the Company’s focus primarily centered on the commercial customer, management remained disciplined in its pricing of consumer loans.  Despite the numerous economic challenges faced in 2010, the Company was able to maintain most of its outstanding balances through the successful marketing of its Equilock consumer loan product which carries both a fixed and variable component allowing the consumer to lock and unlock the loan at the prevailing interest rate.

The Bank is required to pledge residential and commercial real estate secured loans to collateralize its potential borrowing capacity with the FHLB. As of September 30, 2010, the Bank has pledged approximately $656.4 million in loans to the FHLB to secure its maximum borrowing capacity of $322.5 million.

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

Lending authorities are granted to individuals based on position and experience.  All commercial loan approvals require dual signatures.  Loans over $1,000,000 and up to $2,000,000 require the additional approval of the Chief Lending Officer (“CLO”), Chief

Credit Officer (“CCO”), Senior Credit Officer and/or the Bank Chief Executive Officer (“CEO”).  Loans in excess of $2,000,000 are presented to the Bank’s Credit Committee, comprised of the Chief Lending Officer, Chief Credit Officer, Senior Credit Officer, Chief Risk Officer (non-voting), and selected market Executives.  The Credit Committee can approve loans up to $4,500,000 and recommend loans to the Executive Loan Committee for approval up to the Bank’s legal lending limit of approximately $15.2 million at September 30, 2010.  The Executive Loan Committee is composed of the Bank CEO, the Chief Lending Officer, the Chief Credit Officer, the Chief Financial Officer, Senior Credit Officer, the Chief Risk Officer (non-voting member) and selected Board members.  At least one affirmative vote in both the Credit Committee and the Executive Loan Committee must come from the CCO or the CLO.  Individual joint lending authority is granted based on the level of experience of the individual for commercial loan exposures under $2 million.  Higher risk credits (as determined by internal loan ratings) and unsecured facilities (in excess of $100,000) require the signature of an officer with more credit experience.

The Bank has established an “in-house” lending limit of 80% of its legal lending limit and, at September 30, 2010, the Bank had one loan relationship in excess of its in-house limit for $14.2 million or 93.6% of the Bank’s legal lending limit.  Although Bank policy does not prohibit going over the 80% limit, such credits need to be of “high quality”.

The Bank does occasionally purchase or sell portions of large dollar amount commercial loans through participations with other financial institutions, but no significant participations have occurred during the reporting period of this report filing. The Bank also performs loans sales of retail mortgage loans on a regular basis and during the nine months ending September 30, 2010, there were $24.5 million in mortgage loan sales. Currently the Bank does not buy or sell any retail consumer loans.

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

Impaired Loans

Non-performing loans, consisting of loans on non-accrual status and loans past due 90 days or more and still accruing interest were $26.1 million at September 30, 2010, a decrease from $26.9 million at December 31, 2009.  Generally, loans that are more than 90 days past due are placed on non-accrual status.  As a percentage of total loans, non-performing loans represented 2.82% at September 30, 2010 and 2.96% at December 31, 2009.  The allowance for loan losses represents 55.2% of non-performing loans at September 30, 2010, compared to 42.5% at December 31, 2009.

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

Impaired loans for all loan portfolio types, net of required specific reserves, totaled $20.7 million at September 30, 2010, compared to $20.4 million at December 31, 2009.  The $0.8 million decrease in non-performing loans from December 31, 2009 to September 30, 2010 is primarily due to decreases in non-performing construction loans.  As of September 30, 2010, 93.0% of all impaired loans had current third party appraisals or evaluations of their collateral to measure impairment.  For these impaired loans, the Bank takes immediate action to determine the current value of collateral securing its troubled loans.  The remaining 7.0% of impaired loans were in process of being evaluated at September 30, 2010.  During the ongoing supervision of a troubled loan, the Company performs a cash flow evaluation, obtains an appraisal update or obtains a new appraisal.  The Company reviews all impaired loans for all loan portfolio types on a quarterly basis to ensure that the market values are reasonable and that no further deterioration has occurred.  If the evaluation indicates that the market value has deteriorated below the carrying value of the loan, either the entire loan or the partial difference between the market value and principal balance is charged-off unless there are material mitigating factors to the contrary.  If a loan is not charged down, reserves are allocated to reflect the estimated collateral shortfall.  Loans that have been partially charged-off are classified as non-performing loans for which none of the current loan terms have been modified.  During 2010, there were $1.5 million in partial loan charge-offs.  In order for an impaired loan not to have a specific valuation allowance, it must be determined by the Company through a current evaluation that there is sufficient underlying collateral after appropriate discounts have been applied, that is in excess of the carrying value.

The gross recorded investment in impaired loans not requiring an allowance for loan losses was $6.6 million at September 30, 2010 and $6.3 million at December 31, 2009.  The gross recorded investment in impaired loans requiring an allowance for loan losses was $19.3 million and $18.9 million at September 30, 2010 and December 31, 2009, respectively.  At September 30, 2010 and December 31, 2009, the related allowance for loan losses associated with those loans was $5.2 million and $3.8 million, respectively.  For the periods ended September 30, 2010 and December 31, 2009, the average recorded investment in impaired loans was $24.4 million and $18.6 million, respectively. Interest income of $62,000 was recognized on impaired loans for the year ended September 30, 2010 and interest income of $42,000 was recognized on impaired loans for the year ended December 31, 2009.

Loans on which the accrual of interest has been discontinued amounted to $25.9 million and $25.1 million at September 30, 2010 and December 31, 2009, respectively.  Loan balances past due 90 days or more and still accruing interest but which management expects will eventually be paid in full, amounted to $196,000 and $1.8 million at September 30, 2010 and December 31, 2009, respectively.  Loan balances past due 90 days or more and still accruing interest that are brought current will reduce the balance of outstanding loans in this category and loans that are not brought current will also reduce the balance of outstanding loans in this category but will be reported as non-accrual loans after all collection efforts had been exhausted.

The Bank may occasionally restructure a troubled loan.  These loans are subjected to the same impairment testing as impaired loans in non accrual status and have specific allowance amounts allocated in the case of impairment.  Typically, these restructures modify current principal and interest payment structures to interest only.  Any restructured troubled debt that defaults after modification is placed on non accrual status and immediately subjected to impairment testing.  As of September 30, 2010, the Bank has no troubled debt restructures that have defaulted during the reporting period.

The Company continues to emphasize credit quality and believes that pre-funding analysis and diligent intervention at the first signs of delinquency will help to manage these levels.

The following table is a summary of non-performing loans and renegotiated loans for the periods presented.

	Non-Performing Loans
	As Of and For The Period Ended
	Three Months	Twelve Months
	September 30,	December 31,
	2010	2009
	(Dollar amounts in thousands)
Non-accrual loans:
Residential real estate 1-4 family	$8,452	$5,553
Residential real estate multi family	921	427
Commercial, Financial & Agricultural	1,483	716
Commercial real estate	3,961	3,217
Construction	9,859	14,573
Consumer	—	4
HELOC	1,262	650
Total	25,938	25,140

Loans past due 90 days or more and still accruing:
Residential real estate 1-4 family	196	544
Residential real estate multi family	—	—
Commercial, Financial & Agricultural	—	147
Commercial real estate	—	623
Construction	—	497
Consumer	—	—
HELOC	—	—
Total	196	1,811

Total non-performing loans	26,134	26,951
Other real estate owned	3,531	5,221
Total non-performing assets	$29,665	$32,172

Troubled debt restructurings	$12,975	$6,245

Non-performing loans to loans outstanding at end of period (net of unearned income)	2.82%	2.96%
Non-performing assets to loans outstanding at end of period (net of unearned income) plus OREO	3.19%	3.51%

Provision and Allowance for Loan Losses

The provision for loan losses reflects the amount deemed appropriate by management to provide a best estimate of probable losses given the present risk characteristics of the loan portfolio.  The provision for loan losses for the nine months ended September 30, 2010 was $8.2 million compared to $6.5 million for the same period in 2009.  The increase in the provision is due primarily to a continued downturn in economic conditions and an increase in nonperforming loans and the result of management’s best estimate of probable losses and classification of the credit quality of the loan portfolio utilizing a qualitative and quantitative internal loan review process.  The allowance for loan losses at September 30, 2010 was $14.4 million compared to $11.4 million at December 31, 2009.  The allowance for loan losses at September 30, 2010 was 1.55% of outstanding loans compared to 1.26% of outstanding loans at December 31, 2009.  Management continues to evaluate and classify the credit quality of the loan portfolio utilizing a qualitative and quantitative internal loan review process.

The allowance for loan losses has been established based on certain impaired loans where it is recognized that the cash flows are discounted or where the fair value of the collateral is lower than the carrying value of the loan.  The Company has also established an allowance on classified loans which are not impaired but are included in credit risk categories such as “loss”, “doubtful”, “substandard”, “special mention” and “watch”.  Though being classified to one of these categories does not necessarily mean that the loan is impaired, it does indicate that the loan has identified weaknesses that increase its credit risk of loss.  The credit risk category is updated as needed but at least on a monthly basis for all classified loans.  The Company has also established a general allowance on non-classified and non-impaired loans to recognize the probable losses that are associated with lending in general, though not due to a specific problem loan.  The allowance for loan losses is an amount that management believes to be adequate to absorb probable losses in the loan portfolio.  Additions to the allowance are charged through the provision for loan losses.  Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, value of any collateral, risk characteristics in the loan portfolio, and local and national economic conditions.  All criticized and classified loans are analyzed individually while pass rated loans are evaluated by loan category based on historical performance.  Based upon the results of such reviews, management believes that the allowance for loan losses at September 30, 2010 was adequate to absorb probable credit losses inherent in the portfolio as of that date.

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

	Allocation of Allowance for Loan Losses (“ALL”)
	September 30,		December 31,
	2010		2009
		% of		% of
		Total		Total
	Amount	ALL	Amount	ALL
	(Dollar amounts in thousands)
Residential real estate 1-4 family	$3,746	26.1%	$1,159	10.1%
Residential real estate multi family	411	2.9%	205	1.8%
Commercial, Financial & Agricultural	2,658	18.5%	2,014	17.6%
Commercial real estate	3,246	22.6%	2,730	23.9%
Construction	2,927	20.4%	4,413	38.6%
Consumer	287	2.0%	526	4.6%
HELOC	1,102	7.7%	389	3.4%

Total Allocated	14,377	100%	11,436	100%
Unallocated	41	—	13	—
Total	$14,418	100%	$11,449	100%

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

The following table shows the activity in the Company’s allowance for loan losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollar amounts in thousands)

Balance of allowance for loan losses, beginning of period	$12,825	$12,029	$11,449	$8,124
Loans charged-off:
Residential real estate 1-4 family	(176)	(448)	(603)	(545)
Residential real estate multi family	—	—	(62)	—
Commercial, Financial & Agricultural	(166)	(255)	(400)	(490)
Commercial real estate	(380)	(51)	(413)	(711)
Construction	(856)	(500)	(2,982)	(500)
Consumer	(6)	(19)	(33)	(158)
HELOC	(576)	(328)	(989)	(453)
Total loans charged-off	(2,160)	(1,601)	(5,482)	(2,857)
Recoveries of loans previously charged-off:
Residential real estate 1-4 family	20	1	30	1
Residential real estate multi family	—	—	—	—
Commercial, Financial & Agricultural	2	130	21	144
Commercial real estate	5	5	6	11
Construction	—	—	42	—
Consumer	1	12	15	28
HELOC	175	19	177	19
Total recoveries	203	167	291	203
Net loan charged-offs	(1,957)	(1,434)	(5,191)	(2,654)
Provision for loan losses	3,550	1,400	8,160	6,525
Balance, end of period	$14,418	$11,995	$14,418	$11,995

Net charge-offs to average loans (annualized)	0.88%	0.64%	0.77%	0.39%
Allowance for loan losses to loans outstanding	1.55%	1.33%	1.55%	1.33%
Loans outstanding at end of period (net of unearned income)	$927,579	$902,379	$927,579	$902,379
Average balance of loans outstanding during the period (1)	$891,744	$897,969	$901,582	$892,884

(1) Excludes loans held for sale

Deposits

Total deposits at September 30, 2010 were $1.08 billion compared to $1.02 billion at December 31, 2009, an increase of $57.5 million, or 7.5% annualized.

The components of deposits were as follows:

	September 30,	December 31,
	2010	2009
	(Dollar amounts in thousands)

Demand, non-interest bearing	$110,378	$102,302
Demand, interest bearing	374,508	375,668
Savings	132,832	83,319
Time, $100,000 and over	279,820	248,695
Time, other	180,864	210,914
Total deposits	$1,078,402	$1,020,898

Non-interest bearing deposits increased to $110.4 million at September 30, 2010, from $102.3 million at December 31, 2009, an increase of $8.1 million or 10.5% annualized.  The increase in non-interest bearing deposits is primarily due to an increase in non-interest bearing commercial accounts.  Management continues its efforts to promote growth in these types of deposits, such as offering a free checking product, as a method to help reduce the Company’s overall cost of funds.  Interest bearing deposits increased by $49.4 million or 7.2% annualized, from $918.6 million at December 31, 2009 to $968.0 million at September 30, 2010.  The increase in interest bearing deposits is due primarily to increases in interest bearing core deposits including MMDA, savings and time deposit accounts, offsetting the transfer of approximately $88.6 million in HSA deposits as part of the sale of the Company’s 25% equity investment in First HSA, LLC. Management continues to promote these types of deposits through a disciplined pricing strategy as a means of managing the Company’s overall cost of funds, as well as, management’s continuing emphasis on increasing market share through commercial and retail marketing programs and customer service.

Borrowings

Total borrowings at September 30, 2010 were $136.9 million compared to $154.9 million at December 31, 2009, a decrease of $18.0 million, or 15.5% annualized.  Borrowed funds from various sources are generally used to supplement deposit growth.  Securities sold under agreements to repurchase were $108.9 million at September 30, 2010 and $115.2 million at December 31, 2009, respectively.  Commercial loan demand and purchases of investment securities were funded primarily by interest-bearing deposits.  At September 30, 2010 and December 31, 2009, long-term borrowings consisting of advances from the FHLB were $10.0 million and $20.0 million, respectively.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	September 30,	December 31,
	2010	2009
	(Dollar amounts in thousands)
Commitments to extend credit:
Construction loan origination commitments	$56,415	$32,846
Unused home equity lines of credit	46,901	44,091
Unused business lines of credit	141,835	133,510
Other loan originations and unused lines of credit	9,791	15,522

Total commitments to extend credit	$254,942	$225,969
Standby letters of credit	$11,194	$11,998

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Bank evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment. At September 30, 2010 the amount of commitments to extend credit was $254.9 million as compared to $226.0 million at December 31, 2009.

Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The majority of these standby letters of credit expire within the next twenty-four months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2010 for guarantees under standby letters of credit issued was $11.2 million as compared to $12.0 million at December 31, 2009.

Junior Subordinated Debt

On March 9, 2000 and September 26, 2002, the Company established First Leesport Capital Trust I and Leesport Capital Trust II, respectively, in which the Company owns all of the common equity.  First Leesport Capital Trust I issued $5 million of mandatory redeemable capital securities carrying an interest rate of 10.875%, and Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45%.  These debentures are the sole assets of the Trusts.  These securities must be redeemed in March 2030 and September 2032, respectively, but may be redeemed on or after March 2010 and November 2007, respectively, or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities no longer qualifies as Tier I capital for the Company.  In October 2002, the Company entered into an interest rate swap agreement that effectively converts the First Leesport Capital Trust I $5 million of fixed-rate capital securities to a floating interest rate of six month LIBOR plus 5.25%.  In September 2010, included in other income was a $272,000 premium paid to the Company resulting from the fixed rate payer exercising a call option to terminate this interest rate swap.  In September 2008, the Company entered into an interest rate swap agreement that effectively converts the Leesport Capital Trust II $10 million of adjustable-rate capital securities to a fixed interest rate of 7.25%.  Interest began accruing on the Leesport Capital Trust II swap in February 2009.

On June 26, 2003, Madison Bank established Madison Statutory Trust I in which the Company owns all of the common equity.  Madison Statutory Trust I issued $5 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10%.  These debentures are the sole assets of the Trusts.  These securities must be redeemed in June 2033, but may be redeemed on or after September 26, 2008 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities no longer qualifies as Tier I capital for the Company.  In September 2008, the Company entered into an interest rate swap agreement that effectively converts the Madison Statutory Trust I $5 million of adjustable-rate capital securities to a fixed interest rate of 6.90%.  Interest began accruing on the Madison Statutory Trust I swap in March 2009.

Capital

Shareholders’ Equity

Total shareholders’ equity increased $10.4 million, or 11.0% annualized, to $135.8 million at September 30, 2010 from $125.4 million at December 31, 2009.  The increase is the net result of net income for the period of $2.6 million less common stock dividends declared of $911,000 and preferred stock dividends declared of $938,000, proceeds of $363,000 from the issuance of shares of common stock under the Company’s employee benefit and director compensation plans, proceeds of $4.83 million from the issuance of common stock, a decrease in the unrealized loss on securities, net of tax, of $4.3 million and stock-based compensation costs of $112,000.

On April 21, 2010, the Company entered into separate stock purchase agreements with two institutional investors relating to the sale of an aggregate of 644,000 shares of the Company’s authorized but unissued common stock, at a purchase price of $8.00 per share.  The Company completed the issuance of $4.8 million of common stock, net of related offering costs, on May 12, 2010.

As of September 30, 2010, the Company continues to have outstanding 25,000 shares of Series A, Fixed Rate, Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $1,000 per share, and a warrant (“Warrant”) to purchase 367,982 shares of the Company’s common stock which was issued to the United States Department of the Treasury (“Treasury”) for an aggregate purchase price of $25,000,000 in cash. The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $10.19 per share of common stock.  The Series A Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The Series A Preferred Stock may be redeemed at any time following consultation by the Company’s primary bank regulator and Treasury.  Participants in the Capital Purchase Program desiring to redeem part of an investment by Treasury must redeem a minimum of 25% of the issue price of the preferred stock from the proceeds of a qualifying equity offering. The information regarding the exercise price and the number of shares of common stock into which the Warrant is exercisable has been adjusted to reflect the investment completed on May 12, 2010 described above.

Regulatory Capital

Federal bank regulatory agencies have established certain capital-related criteria that must be met by banks and bank holding companies.  The measurements which incorporate the varying degrees of risk contained within the balance sheet and exposure to off-balance sheet commitments were established to provide a framework for comparing different institutions.  Regulatory guidelines require that Tier 1 capital and total risk-based capital to risk-adjusted assets must be at least 4.0% and 8.0%, respectively.  In order for the Company to be considered “well capitalized” under the guidelines of the banking regulators, the Company must have Tier 1 capital and total risk-based capital to risk-adjusted assets of at least 6.0% and 10.0%, respectively.  As of September 30, 2010, the Company has met the criteria to be considered a well capitalized institution.

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

An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders’ equity less intangible assets (Tier 1 risk-based capital), to average quarterly assets less intangible assets.  The leverage ratio at September 30, 2010 was 8.44% compared to 8.36% at December 31, 2009.  This increase is primarily the result of an increase in total equity.  At September 30, 2010, the capital ratios were above minimum regulatory guidelines.

As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy.  Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments.  For the Company, Tier 1 risk-based capital consists of common shareholders’ equity less intangible assets plus the junior subordinated debt, and Tier 2 risk-based capital includes the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets.  Any portion of the allowance for loan losses that exceeds the 1.25% limit of risk-weighted assets is disallowed for Tier 2 risk-based capital but is used to adjust the overall risk weighted asset calculation.  At September 30, 2010, $2.5 million of the allowance for loan losses was disallowed for Tier 2 risk-based capital, but was used to adjust the overall risk weighted assets used in the regulatory ratio calculations. Under Tier 1 risk-based capital guidelines, any amount of net deferred tax assets that exceeds either forecasted net income for the period or 10% of Tier 1 risk-based capital is disallowed. At September 30, 2010, $798,000 of net deferred tax assets were disallowed in the Tier 1 risk-based capital calculation. By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier 1 risk-based capital.  In addition, federal banking regulatory authorities have issued a final rule restricting the Company’s junior subordinated debt to 25% of Tier 1 risk-based capital.  Amounts of junior subordinated debt in excess of the 25% limit generally may be included in Tier 2 risk-based capital.  The final rule provided a five-year transition period, ending September 30, 2009.  Recently, the Federal Reserve extended this transition period to March 31, 2011.  This will allow bank holding companies more flexibility in managing their compliance with these new limits in light of the current conditions of the capital markets.  At September 30, 2010, the entire amount of these securities was allowable to be included as Tier 1 risk-based capital for the Company.  For the periods ended September 30, 2010 and December 31, 2009, the Company’s capital ratios were above minimum regulatory guidelines.

The following table sets forth the Company’s risk-based capital amounts and ratios as of:

	September 30,	December 31,
	2010	2009
	(Dollar amounts in thousands)
Tier 1 Capital
Common shareholders’ equity excluding unrealized gains (losses) on securities	$135,790	$125,428
Disallowed goodwill, intangible assets and deferred tax assets	(45,229)	(44,024)
Junior subordinated debt	17,862	19,508
Unrealized losses on available for sale debt securities	(290)	3,942
Total Tier 1 Capital	108,133	104,854

Tier 2 Capital
Allowable portion of allowance for loan losses	11,874	11,449
Total Tier 2 Capital	11,874	11,449

Total risk-based capital	$120,007	$116,303

Risk adjusted assets (including off-balance sheet exposures)	$947,358	$984,296

Leverage ratio	8.44%	8.36%
Tier I risk-based capital ratio	11.41%	10.65%
Total risk-based capital ratio	12.67%	11.82%

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

At September 30, 2010, the Company had a total of $136.9 million, or 10.1% of total assets, in borrowed funds.  These borrowings included $108.9 million of repurchase agreements, $10 million of term borrowings with the FHLB, and $18.0 million in junior subordinated debt.  The FHLB borrowing has a final maturity of January 2011 at an interest rate of 3.53%.  At September 30, 2010, the Company had a total of $54.1 million in federal funds sold.  At September 30, 2010, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $322.5 million.  In the event that additional short-term liquidity is needed, the Bank has established relationships with several correspondent banks to provide short-term borrowings in the form of federal funds purchased.

The Bank is required to pledge residential and commercial real estate secured loans to collateralize its potential borrowing capacity with the FHLB. As of September 30, 2010, the Bank has pledged approximately $656.4 million in loans to the FHLB to secure its maximum borrowing capacity of $322.5 million.

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

Item 4.        Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2010.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of such date.

There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2         Unregistered Sales of Equity Securities and Use of Proceeds

No shares of the Company’s common stock were repurchased by the Company during the three month period ended September 30, 2010.  The maximum number of common shares that may yet be purchased under the Company’s current stock repurchase program is 115,000 shares.

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

VIST FINANCIAL CORP.
(Registrant)

Dated: November 11,2010	By	/s/Robert D. Davis

Robert D. Davis
President and Chief
Executive Officer

Dated: November 11,2010	By	/s/Edward C. Barrett

Edward C. Barrett
Executive Vice President and
Chief Financial Officer