Form 10-K
period 2010-12-31
VIST FINANCIAL CORP
filed 2011-03-22
CIK 775662

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2010, the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates computed by reference to the price at which common stock was last sold was approximately $42.1 million.

         Number of Shares of Common Stock Outstanding at March 21, 2011: 6,568,975

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement prepared in connection with its Annual Meeting of Stockholders to be held on April 26, 2011 are incorporated in Part III hereof.

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

        The consolidated financial statements include the accounts of VIST Financial Corp. (the "Company"), a bank holding company, which has elected to be treated as a financial holding company, and its wholly-owned subsidiaries, VIST Bank (the "Bank"), VIST Insurance, LLC ("VIST Insurance") and VIST Capital Management, LLC ("VIST Capital"). As of December 31, 2010, the Bank's wholly-owned subsidiary, VIST Mortgage Holdings, LLC, was inactive. All significant inter-company accounts and transactions have been eliminated.

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

        At December 31, 2010, the Company had total assets of $1.4 billion, total shareholders' equity of $132.4 million, and total deposits of $1.1 billion.

Subsidiary Activities

The Bank

        The Company's wholly-owned banking subsidiary is VIST Bank ("VIST Bank" or the "Bank"), a Pennsylvania chartered commercial bank. During the year ended December 31, 2000, the charters of The First National Bank of Leesport, incorporated under the laws of the United States of America as a national bank in 1909, and Merchants Bank of Pennsylvania, both wholly-owned banking subsidiaries of the Company at that time, were merged into a single charter. VIST Bank operates in Berks, Bucks, Chester, Delaware, Montgomery, Philadelphia and Schuylkill counties in Pennsylvania.

        On October 1, 2004, the Company acquired 100% of the outstanding voting shares of Madison Bancshares Group, Ltd., the holding company for Madison Bank ("Madison"), a Pennsylvania state-chartered commercial bank and its mortgage banking division, Philadelphia Financial Mortgage Company, now known as VIST Mortgage. Madison and VIST Mortgage are both now divisions of VIST Bank. The transaction enhanced the Bank's strong presence in Pennsylvania, particularly in the high growth counties of Berks, Philadelphia, Montgomery and Delaware.

        On November 19, 2010, the Company acquired certain assets and assumed certain liabilities of Allegiance Bank of North America ("Allegiance") of Bala Cynwyd, Pennsylvania, through an FDIC-assisted whole bank acquisition. The Allegiance acquisition added five full-service locations in Chester and Philadelphia counties, of which the Company expects to close one by March 31, 2011. As part of the Allegiance acquisition, the Company entered into a loss-sharing agreement with the FDIC that covers a portion of losses incurred after the acquisition date on loans and other real estate owned. As of the acquisition date, the Company recorded $7.0 million as an indemnification asset, which represents the present value of the estimated loss share reimbursements expected to be received from the FDIC for future losses on covered assets. As part of the agreement, the FDIC will reimburse the Company for 70% of any losses incurred related to loans and other real estate owned covered under the loss-sharing agreement. Realized losses in excess of the acquisition date estimates will result in the FDIC increasing its reimbursement to the Company to 80%.

        The acquisition has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the November 19, 2010 acquisition date. Prior to purchase accounting adjustments, the Company assumed approximately $93.0 million in deposit liabilities and acquired certain assets of approximately $106.0 million. The application of the acquisition method of accounting resulted in recorded goodwill of $1.5 million. Fair value adjustments include a write-down of $12.0 million related to the covered loan portfolio, and increased liabilities of $534,000 related to time deposits and $553,000 related to long-term debt.

        VIST Bank has one wholly-owned subsidiary as of December 31, 2010; VIST Mortgage Holdings, LLC. VIST Mortgage Holdings, LLC, a Pennsylvania limited liability company, provides mortgage brokerage services, including, without limitation, any activity in which a mortgage broker may engage. It is operated as a permissible "affiliated business arrangement" within the meaning of the Real Estate Settlement Procedures Act of 1974. VIST Mortgage Holdings, LLC is currently inactive.

Commercial and Retail Banking

        VIST Bank provides services to its customers through twenty-two full service and two limited service financial centers, which operate under VIST Bank's name in Leesport, Blandon, Bern Township, Wyomissing, Breezy Corner, Hamburg, Birdsboro, Northeast Reading, Exeter Township, and Sinking Spring all of which are in Berks County, Pennsylvania. VIST Bank also operates a financial center in Schuylkill Haven, which is located in Schuylkill County, Pennsylvania. VIST Bank also operates financial centers in Blue Bell, Conshohocken, Oaks, Centre Square, Worcester and King of Prussia all of which are in Montgomery County, Pennsylvania. VIST Bank expects to close the King of Prussia location by March 31, 2011. The Bank also operates financial centers in Fox Chase, Bala Cynwyd and Old City all of which are in Philadelphia County, Pennsylvania. The Bank also operates a financial center in Berwyn, which is in Chester County, Pennsylvania and another financial center in Strafford in Delaware County, Pennsylvania. The Bank also operates limited service facilities in Wernersville and Flying Hills, both in Berks County, Pennsylvania. Most full service financial centers provide automated teller machine services, with the exception of the Bala Cynwyd and King of Prussia locations. Each financial center that provides an automated teller machine, with the exception of the Wernersville, Exeter, Old City, Worcester, Berwyn and Breezy Corner locations, provides drive-in facilities.

        VIST Bank engages in full service commercial and consumer banking business, including such services as accepting deposits in the form of time, demand and savings accounts. Such time deposits include certificates of deposit, individual retirement accounts and Roth IRAs. The Bank' savings accounts include money market accounts, club accounts, NOW accounts and traditional regular savings accounts. In addition to accepting deposits, the Bank makes both secured and unsecured commercial and consumer loans, provides equipment lease and accounts receivable financing and makes construction and mortgage loans, including home equity loans. The Bank does not engage in sub-prime lending. The Bank also provides small business loans and other services including rents for safe deposit facilities.

        At December 31, 2010, the Company and VIST Bank had the equivalent of 295 and 195 full-time employees, respectively.

Mortgage Banking

        VIST Bank provides mortgage banking services to its customers through VIST Mortgage, a division of the Bank. VIST Mortgage operates offices in Reading, Schuylkill Haven and Blue Bell, which are located in Berks County, Pennsylvania, Schuylkill County, Pennsylvania and Montgomery County, Pennsylvania, respectively. VIST Mortgage had 10 full-time employees at December 31, 2010.

Insurance

        VIST Insurance, LLC ("VIST Insurance"), a full service insurance agency, offers a full line of personal and commercial property and casualty insurance as well as group insurance for businesses, employee and group benefit plans, and life insurance. VIST Insurance is headquartered in Wyomissing, Pennsylvania with sales offices at 1240 Broadcasting Road, Wyomissing, Pennsylvania, Pennsylvania; 1767 Sentry Parkway West (Suite 210) Blue Bell, Pennsylvania; and 5 South Sunnybrook Road (Suite 100), Pottstown, Pennsylvania. VIST Insurance had 66 full-time employees at December 31, 2010.

Wealth Management

        VIST Capital Management LLC, ("VIST Capital"), a full service investment advisory and brokerage services company, offers a full line of products and services for individual financial planning, retirement and estate planning, investments, corporate and small business pension and retirement planning. VIST Capital is headquartered at 1240 Broadcasting Road, Wyomissing, Pennsylvania and had 4 full-time employees at December 31, 2010.

Equity Investments

        Health Savings Accounts—In July 2005, the Company purchased a 25% equity position in First HSA, LLC a national health savings account ("HSA") administrator. The investment formalized a relationship that existed since 2001. This relationship allowed the Company to be a custodian for HSA customers throughout the country. During the second quarter of 2010, the 25% equity interest in First HSA, LLC was sold, resulting in the transfer of approximately $89.0 million in HSA deposits and a recognized gain of $1.9 million.

Junior Subordinated Debt

        The Company owns First Leesport Capital Trust I (the "Trust"), a Delaware statutory business trust formed on March 9, 2000, in which the Company owns all of the common equity. The Trust has outstanding $5.0 million of 10.875% fixed rate mandatory redeemable capital securities. These securities must be redeemed in March 2030, but became callable on March 9, 2010. In October, 2002 the Company entered into an interest rate swap agreement that effectively converts the securities to a floating interest rate of six month LIBOR plus 5.25%. In June, 2003 the Company purchased a six month LIBOR cap to create protection against rising interest rates for the interest rate swap. This interest rate cap matured in March 2010 and the payer exercised their call option to terminate the interest rate swap in September 2010.

        On September 26, 2002, the Company established Leesport Capital Trust II, a Delaware statutory business trust, in which the Company owns all of the common equity. Leesport Capital Trust II issued $10.0 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45%. These securities must be redeemed in September 2032, but became callable on November 7, 2007. In September 2008, the Company entered into an interest rate swap agreement that effectively converts the $10.0 million of adjustable-rate capital securities to a fixed interest rate of 7.25%.

        On June 26, 2003, Madison established Madison Statutory Trust I, a Connecticut statutory business trust. Pursuant to the purchase of Madison on October 1, 2004, the Company assumed Madison Statutory Trust I in which the Company owns all of the common equity. Madison Statutory Trust I issued $5.0 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10%. These securities must be redeemed in June 2033, but became callable on June 26, 2008. In September 2008, the Company entered into an interest rate swap agreement that effectively converts the $5.0 million of adjustable-rate capital securities to a fixed interest rate of 6.90%.

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

Regulation of VIST Bank

        The Bank is a Pennsylvania chartered commercial bank, and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to regulation and examination by the Pennsylvania Department of Banking and by the FDIC. The Community Reinvestment Act requires the Bank to help meet the credit needs of the entire community where the Bank operates, including low and moderate income neighborhoods. The Bank's rating under the Community Reinvestment Act, assigned by the FDIC pursuant to an examination of the Bank, is important in determining whether the Bank may receive approval for, or utilize certain streamlined procedures in, applications to engage in new activities.

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

Capital Adequacy Guidelines

        Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a bank's capital to the risk profile of its assets and provide the basis by which all banks are evaluated in terms of its capital adequacy. The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, The Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Tier 1 capital to average assets and of total capital (as defined in the regulations) to risk-weighted assets.

        As of December 31, 2010 and 2009, The Company and the Bank exceeded the current regulatory requirements to be considered a quantitatively "well capitalized" financial institution, i.e. a leverage ratio exceeding 5%, Tier 1 risk-based capital exceeding 6%, and total risk-based capital exceeding 10%.

Prompt Corrective Action Rules

        Immediately upon becoming undercapitalized, a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (a) restrict payment of capital distributions and management fees; (b) require that the appropriate federal banking agency monitor the condition of the institute on and its efforts to restore its capital; (c) require submission of a capital restoration plan; (d) restrict the growth of the institution's assets; and (e) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: (a) requiring the institution to raise additional capital; (b) restricting transactions with affiliates; (c) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (d) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

Basel III

        On December 17, 2009, the Basel Committee proposed significant changes to bank capital and liquidity regulation, including revisions to the definitions of Tier I Capital and Tier II Capital applicable to Basel III. On September 12, 2010, the oversight body of the Basel Committee announced a package of reforms which will increase existing capital requirements substantially over the next four years. These capital reforms were endorsed by the G20 at the summit held in Seoul, South Korea in November 2010.

        The short-term and long-term impact of the new Basel III capital standards and the forthcoming new capital rules to be proposed for non-Basel III U.S. banks is uncertain. As a result of the recent deterioration in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short-term impact of the implementation of Basel III may be or what impact a pending alternative standardized approach to Basel III option for non-Basel III U.S. banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards.

Regulatory Restrictions on Dividends

        Dividend payments made by the Bank to the Company are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the FDIC. Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, retained earnings). The Federal Reserve Bank ("FRB") and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends if they are not classified as well capitalized or adequately capitalized. Under these policies and subject to the restrictions applicable to the Bank, the Bank had approximately $4.0 million available for payment of dividends to the Company at December 31, 2010, without prior regulatory approval. The issuance of the Series A Preferred Stock also carries certain restrictions with regards to the Company's declaration and payment of cash dividends on common stock.

        Dividends payable by the Company are subject to guidance published by the Board of Governors of the FRB. Consistent with the Federal Reserve guidance, companies are urged to strongly consider eliminating, deferring or significantly reducing dividends if (i) net income available to common shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividend, (ii) the prospective rate of earnings retention is not consistent with the bank holding company's capital needs and overall current and prospective financial condition, or (iii) the Company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy rations. As a result of this guidance, management intends to consult with the FRB of Philadelphia, and provide the FRB with information on the Company's then current and prospective earnings and capital position, on a quarterly basis in advance of declaring any cash dividends for the foreseeable future.

FDIC Insurance Assessments

        Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, that was enacted by Congress on July 15, 2010, and was signed into law by President Obama on July 21, 2010, enacted a number of changes to the federal deposit insurance regime that will affect the deposit insurance assessments the Bank will be obligated to pay in the future. For example:

  •
  The law permanently raises the federal deposit insurance limit to $250,000 per account ownership. This change may have the effect of increasing losses to the FDIC insurance fund on future failures of other insured depository institutions.

  •
  The new law makes deposit insurance coverage unlimited in amount for non-interest bearing transaction accounts until December 31, 2012. This change may also have the effect of increasing losses to the FDIC insurance fund on future failures of other insured depository institutions.

  •
  The FDIC is required under the Dodd-Frank Act to establish assessment rates that will allow the Deposit Insurance Fund to achieve a reserve ratio of 1.35% of Insurance Fund insured deposits by September 2020. In addition, the FDIC has established a "designated reserve ratio" of 2.0%, a target ratio that, until it is achieved, will not likely result in the FDIC reducing assessment rates. In attempting to achieve the mandated 1.35% ratio, the FDIC is required to implement assessment formulas that charge banks over $10 billion in asset size more than banks under that size. Those new formulas begin in the second quarter of 2011, but do not affect the Bank. Under the Dodd-Frank Act, the FDIC is authorized to make reimbursements from the insurance fund to banks if the reserve ratio exceeds 1.50%, but the FDIC has adopted the "designated reserve ratio" of 2.0% and has announced that any reimbursements from the fund are indefinitely suspended.

        Each of these changes may increase the rate of FDIC insurance assessments to maintain or replenish the FDIC's deposit insurance fund. This could, in turn, raise the Bank's future deposit insurance assessment costs. On the other hand, the law changes the deposit insurance assessment base so that it will generally be equal to average consolidated assets less average tangible equity. As the asset base of the banking industry is larger than the deposit base, the range of assessment rates will change to a low of 2.5 basis points to a high of 45 basis points, per $100 of assets. This change of the assessment base from an emphasis on deposits to an emphasis on assets is generally considered likely to cause larger banking organizations to pay a disproportionately higher portion of future deposit insurance assessments, which may, correspondingly, lower the level of deposit insurance assessments that smaller community banks such as the Bank may otherwise have to pay in the future. While it is likely that the new law will increase the Bank's future deposit insurance assessment costs, the specific amount by which the new law's combined changes will affect the Bank's deposit insurance assessment costs is hard to predict, particularly because the new law gives the FDIC enhanced discretion to set assessment rate levels.

        On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution did not exceed 10 basis points times the institution's assessment base for the second quarter 2009. The assessment, in the amount of $574,000, was collected from the Bank on September 30, 2009.

        On November 12, 2009, the FDIC approved a rule to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. An insured institution's risk-based deposit insurance assessments will continue to be calculated on a quarterly basis, but will be paid from the amount the institution prepaid until the later of the date that amount is exhausted or June 30, 2013, at which point any remaining funds would be returned to the insured institution. Consequently, the Company's prepayment of DIF premiums made in December 2009 resulted in a prepaid asset of $5.7 million. As of December 31, 2010, the amount of the prepaid asset was $4.0 million.

Federal Home Loan Bank System

        The Bank is a member of the Federal Home Loan Bank ("FHLB"), of Pittsburgh, which is one of 12 regional FHLB's. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. At December 31, 2010, the Bank had no short-term FHLB advances outstanding and $10.0 million in long-term FHLB debt outstanding (see note 14 of the consolidated financial statements).

        As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB. On November 19, 2010, the Company acquired $1.7 million in FHLB stock as a result of the FDIC-assisted whole bank acquisition of Allegiance. At December 31, 2010, the Bank had $7.1 million in stock of the FHLB, which was in compliance with this requirement.

Emergency Economic Stabilization Act of 2008 and Related Programs

        The Emergency Economic Stabilization Act of 2008 ("EESA") was enacted to enable the federal government, under terms and conditions developed primarily by the Secretary of the United States Department of Treasury ("Treasury"), to restore liquidity and stabilize the U.S. economy, including through implementation of the Troubled Asset Relief Program ("TARP"). Under the TARP, Treasury authorized a voluntary Capital Purchase Program ("CPP") to purchase up to $250.0 billion of senior preferred shares of qualifying financial institutions that elected to participate by November 14, 2008. As previously disclosed, on December 19, 2008, the Company issued to Treasury, 25,000 shares of Series A Preferred Stock and a warrant to purchase 367,982 shares of the Company's common stock for an aggregate purchase price of $25.0 million under the TARP CPP (see note 20 of the consolidated financial statements). Companies participating in the TARP CPP were required to adopt certain standards relating to executive compensation. The terms of the TARP CPP also limit certain uses of capital by the issuer, including with respect to repurchases of securities and increases in dividends.

        The American Recovery and Reinvestment Act of 2009 ("ARRA") was intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch. The bill includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure. The new law also includes certain noneconomic recovery related items, including a limitation on executive compensation in federally aided financial institutions, including institutions, such as the Company, that had previously received an investment by Treasury under the TARP CPP. Under ARRA, an institution that either will receive funds or which had previously received funds under TARP, will be subject to certain restrictions and standards throughout the period in which any obligation arising under TARP remains outstanding (except for the time during which the federal government holds only warrants to purchase common stock of the issuer).

        The following summarizes the significant requirements of ARRA, which are included in standards established by the Treasury:

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

Recent Legislation

        The Dodd-Frank Act was enacted on July 21, 2010. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

        The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The federal agencies are given significant discretion in drafting such rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time.

        Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, effective July 21, 2011, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company's interest expense.

        The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Under the Act, the assessment base will no longer be an institution's deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

        Bank and thrift holding companies with assets of less than $15 billion as of December 31, 2009, such as the Company, will be permitted to include trust preferred securities that were issued before May 19, 2010, as Tier 1 capital; however, trust preferred securities issued by a bank or thrift holding company (other than those with assets of less than $500 million) after May 19, 2010, will no longer count as Tier 1 capital. Trust preferred securities still will be entitled to be treated as Tier 2 capital.

        The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" arrangements, and may allow greater access by shareholders to the company's proxy material by authorizing the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company's proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

        The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10.0 billion in assets. Banks and savings institutions with $10.0 billion or less in assets such as the Bank will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

        It is difficult to predict at this time the specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions' operations is presently unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

        The Sarbanes-Oxley Act of 2002 was enacted to enhance penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures under the federal securities laws. The Sarbanes-Oxley Act generally applies to all companies, including the Company, that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, or the Exchange Act. The legislation includes provisions, among other things, governing the services that can be provided by a public company's independent auditors and the procedures for approving such services, requiring the chief executive officer and chief financial officer to certify certain matters relating to the company's periodic filings under the Exchange Act, requiring expedited filings of reports by insiders of their securities transactions and containing other provisions relating to insider conflicts of interest, increasing disclosure requirements relating to critical financial accounting policies and their application, increasing penalties for securities law violations, and creating a new Public Company Accounting Oversight Board ("PCAOB"), a regulatory body subject to the SEC jurisdiction with broad powers to set auditing, quality control and ethics standards for accounting firms. In connection with this legislation, the national securities exchanges and NASDAQ have adopted rules relating to certain matters, including the independence of members of a company's audit committee, as a condition to listing or continued listing. The Company does not believe that the application of these rules to the Company will have a material effect on its business, financial condition or results of operations.

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

        Congress is often considering some financial industry legislation, and the federal banking agencies routinely propose new regulations. The Company cannot predict how any new legislation, or new rules adopted by federal or state banking agencies, may affect the business of the Company and its subsidiaries in the future. Given that the financial industry remains under stress and severe scrutiny, and given that the U.S. economy has not yet fully recovered to pre-crisis levels of activity, the Company expects that there will be significant legislation and regulatory actions that may materially affect the banking industry for the foreseeable future.

Item 1A.    Risk Factors

Failure to comply with the terms of the loss sharing agreements with the FDIC may result in significant losses.

        On November 19, 2010, the Company entered into a Whole Bank Purchase and Assumption Agreement with the FDIC, pursuant to which the Company acquired certain assets and assumed certain liabilities of Allegiance Bank of North America ("Allegiance"), headquartered in Bala Cynwyd, Pennsylvania. The Company also entered into loss sharing agreements with the FDIC. Under the loss sharing agreements, the Company will share in the losses on assets covered under the Purchase and Assumption Agreement. Under the terms of the loss sharing agreements, the FDIC will reimburse the

Bank for 70 percent of net losses on covered assets incurred up to $12.0 million, and 80 percent of net losses exceeding $12.0 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries.

        The Purchase and Assumption Agreement and their respective loss sharing agreements have specific, detailed and cumbersome compliance, servicing, notification and reporting requirements, including certain restrictions on our change of control. The loss sharing agreements prohibit the assignment by the Company of its rights under the loss sharing agreements and the sale or transfer of any subsidiary of the Company holding title to assets covered under the loss sharing agreements without the prior written consent of the FDIC. An assignment would include (i) the merger or consolidation of the Company with or into another bank, if we will own less than 66.66% of the equity of the resulting bank; (ii) our merger or consolidation with or into another company, if our shareholders will own less than 66.66% of the equity of the resulting company; (iii) the sale of all or substantially all of the assets of the Company to another company or person; or (iv) a sale of shares by any one or more shareholders of the Company that would effect a change in control of the Company. The Company's rights under the loss sharing agreements will terminate if any assignment of the loss sharing agreements occurs without the prior written consent of the FDIC.

        Our failure to comply with the terms of the agreements or to properly service the loans and OREO under the requirements of the loss sharing agreements may cause individual loans or large pools of loans to lose eligibility for loss share payments from the FDIC. This could result in material losses that are currently not anticipated.

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

  •
  We also may be required to pay higher FDIC premiums, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

  •
  Our ability to borrow from other financial institutions or the FHLB on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events.

  •
  We may experience a prolonged decrease in dividend income from our investment in FHLB stock.

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

        If a decline in market value of a security is determined to be other than temporary, under generally accepted accounting principles, we are required to write these securities down to their estimated fair value. As of December 31, 2010, we owned single issuer and pooled trust preferred securities and private label collateralized mortgage obligations whose aggregate historical cost basis is greater than their estimated fair value (see note 8 of the consolidated financial statements). We have reviewed these securities and, with the exception of those securities which we identified as other-than-temporarily impaired, we have determined that the decreases in estimated fair value are temporary. We perform an ongoing analysis of these securities utilizing both readily available market data and third party analytical models. Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, we will write them down through a charge to earnings to their then current fair value.

        The Bank is a member of the FHLB and is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB. As a result of the FDIC-assisted whole bank acquisition of Allegiance on November 19, 2010, the bank acquired $1.7 million in FHLB stock. At December 31, 2010, the Bank had $7.1 million in stock of the FHLB which was in compliance with this requirement. These equity securities are "restricted" in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment write-downs have been recorded on these securities during 2010, 2009, or 2008.

        The FHLB announced in December 2008 that it voluntarily suspended the payment of dividends and the repurchase of excess capital stock from member banks. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of maintaining liquidity and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase excess capital stock. The FHLB last paid a dividend in the third quarter of 2008. In the fourth quarter of 2010, as a result of improved core earnings and a decrease in OTTI charges on non-agency investment securities, the FHLB repurchased stock totaling $283,000 from the Bank. Accounting guidance indicates that an investor in FHLB capital stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that should reflect the investor's view of the FHLB's long-term performance, which includes factors such as its operating performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes on FHLB, and accordingly, on the members of FHLB and its liquidity and funding position. After evaluating all of these considerations and in light of the fourth quarter FHLB stock repurchase, the Company believes the par value of its shares will be recovered. Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

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

        The Emergency Economic Stabilization Act of 2008 ("EESA") provided the U.S. Treasury authority to, among other things, invest in financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to this authority, the U.S. Treasury announced its CPP, under which it purchased preferred stock and warrants in eligible institutions, including the Company, to increase the flow of credit to businesses and consumers and to support the economy. In accordance with the terms of the CPP, the Company issued to the U.S. Treasury 25,000 shares of Series A Preferred Stock and a stock purchase warrant to purchase 367,982 shares of the Company's common stock at $10.19 per share, for an aggregate purchase price of $25 million.

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

        Other recent legislation and proposals could also affect us, the Dodd-Frank Act provides for the creation of a consumer protection division at the Board of Governors of the Federal Reserve System that will have broad authority to issue regulations governing the services and products we provide consumers. This additional regulation could increase our compliance costs and otherwise adversely impact our operations. That legislation also contains provisions that, over time, could result in higher regulatory capital requirements and loan loss provisions for the Bank, and may increase interest expense due to the ability in July 2011 to pay interest on all demand deposits. In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution's ability to foreclose on mortgage collateral. These proposals could result in credit losses or increased expense in pursuing our remedies as a creditor. Recent regulatory changes impose limits on our ability to charge overdraft fees, which may decrease our non-interest income as compared to more recent prior periods.

        The potential exists for additional federal or state laws and regulations, or changes in policy, affecting many aspects of our operations, including capital levels, lending and funding practices, and liquidity standards. New laws and regulations may increase our costs of regulatory compliance and of doing business and otherwise affect our operations, and may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability.

The Company may be required to pay significantly higher FDIC premiums or special assessments that could adversely affect earnings.

        Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. The Dodd-Frank Act enacted a number of changes to the federal deposit insurance regime that will affect the deposit insurance assessments the Bank will be obligated to pay in the future. For example:

  •
  The law permanently raises the federal deposit insurance limit to $250,000 per account ownership. This change may have the effect of increasing losses to the FDIC insurance fund on future failures of other insured depository institutions.

  •
  The new law makes deposit insurance coverage unlimited in amount for non-interest bearing transaction accounts until December 31, 2012. This change may also have the effect of increasing losses to the FDIC insurance fund on future failures of other insured depository institutions.

  •
  The law increases the insurance fund's minimum designated reserve ratio from 1.15 to 1.35, and removes the current 1.50 cap on the reserve ratio. The law gives the FDIC discretion to suspend or limit the declaration or payment of dividends even when the reserve ratio exceeds the minimum designated reserve ratio.

        Each of these changes may increase the rate of FDIC insurance assessments to maintain or replenish the FDIC's deposit insurance fund. This could, in turn, raise the Bank's future deposit insurance assessment costs. On the other hand, the law changes the deposit insurance assessment base so that it will generally be equal to average consolidated assets less average tangible equity. This change of the assessment base from an emphasis on deposits to an emphasis on assets is generally considered likely to cause larger banking organizations to pay a disproportionately higher portion of future deposit insurance assessments, which may, correspondingly, lower the level of deposit insurance assessments that smaller community banks such as the Bank may otherwise have to pay in the future. While it is likely that the new law will increase the Bank's future deposit insurance assessment costs, the specific amount by which the new law's combined changes will affect the Bank's deposit insurance assessment costs is hard to predict, particularly because the new law gives the FDIC enhanced discretion to set assessment rate levels.

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

        Our ability to pay dividends to our shareholders may depend on our receipt of dividends from the Bank. The amount of dividends that the Bank may pay to us is limited by federal laws and regulations. We also may decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business.

        Dividends payable by the Company are subject to guidance published by the Board of Governors of the Federal Reserve System. Consistent with the Federal Reserve guidance, companies are urged to strongly consider eliminating, deferring or significantly reducing dividends if (i) net income available to common shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividend, (ii) the prospective rate of earnings retention is not consistent with the bank holding company's capital needs and overall current and prospective financial condition, or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy rations. As a result of this guidance, management consults with the Federal Reserve Bank of Philadelphia, and provides the Reserve Bank with information on the Company's then current and prospective earnings and capital position, on a quarterly basis in advance of declaring any cash dividends for the foreseeable future.

        In addition, under the terms of the TARP CPP, the Company cannot increase its common stock dividend from the last quarterly dividend per share declared on its common stock prior to October 14, 2008 ($0.10) without the consent of Treasury until the third anniversary date of the issuance of the Series A Preferred Stock (December 19, 2011).

Federal and state banking laws, our articles of incorporation and our by-laws may have an anti-takeover effect.

        Federal law imposes restrictions, including regulatory approval requirements, on persons seeking to acquire control over the Company. Pennsylvania law also has provisions that may have an anti-takeover effect. In addition, the Company's articles of incorporation and bylaws permit our board of directors to issue, without shareholder approval, preferred stock and additional shares of common stock that could adversely affect the voting power and other rights of existing common shareholders. These provisions may serve to entrench management or discourage a takeover attempt that shareholders consider to be in their best interest or in which they would receive a substantial premium over the current market price.

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

        At December 31, 2010, our lending limit per borrower was approximately $16.0 million, or approximately 12% of our capital. Accordingly, the size of loans that we can offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and to our customers.

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

        The market price for our common stock has fluctuated, ranging between $5.22 and $10.20 per share during the 12 months ended December 31, 2010. The overall market and the price of our common stock may continue to be volatile. There may be a significant impact on the market price for our common stock due to, among other things, developments in our business, variations in our anticipated or actual operating results, changes in investors' or analysts' perceptions of the risks and conditions of our business and the size of the public float of our common stock. The average daily trading volume for our common stock as reported on NASDAQ was 7,252 shares during the twelve months ended December 31, 2010, with daily volume ranging from a low of 100 shares to a high of 64,113 shares. There can be no assurance that a more active or consistent trading market in our common stock will develop. As a result, relatively small trades could have a significant impact on the price of our common stock.

Market conditions may adversely affect our fee based insurance and investment business.

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

Item 1B.    Unresolved Staff Comments

  None

Item 2.    Properties

        The Company's executive office is located in the administration building at 1240 Broadcasting Road, Wyomissing, Pennsylvania. Listed below are the locations of properties owned or leased by the Company and its subsidiaries. Owned properties are not subject to any mortgage, lien or encumbrance.

Property Location	Leased or Owned
Corporate Office 1240 Broadcasting Road Wyomissing, Pennsylvania	Leased
Operations Center 1044 MacArthur Road Reading, Pennsylvania	Leased
North Pointe Financial Center 241 South Centre Avenue Leesport, Pennsylvania	Leased
Northeast Reading Financial Center 1210 Rockland Street Reading, Pennsylvania	Leased
Hamburg Financial Center 801 South Fourth Street Hamburg, Pennsylvania	Leased
Bern Township Financial Center 909 West Leesport Road Leesport, Pennsylvania	Leased
Wernersville Financial Center 1 Reading Drive Wernersville, Pennsylvania	Leased
Breezy Corner Financial Center 3401-3 Pricetown Road Fleetwood, Pennsylvania	Leased
Blandon Financial Center 100 Plaza Drive Blandon, Pennsylvania	Leased
Wyomissing Financial Center 1199 Berkshire Boulevard Wyomissing, Pennsylvania	Leased
Schuylkill Haven Financial Center 237 Route 61 South Schuylkill Haven, Pennsylvania	Leased
Birdsboro Financial Center 350 West Main Street Birdsboro, Pennsylvania	Leased

Property Location	Leased or Owned
Exeter Financial Center 4361 Perkiomen Avenue Reading, Pennsylvania	Leased
Sinking Spring Financial Center 4708 Penn Ave Sinking Spring, Pennsylvania	Leased
Heritage Financial Center 200 Tranquility Lane Reading, Pennsylvania	Leased
Blue Bell Financial Center The VIST Financial Building 1767 Sentry Parkway West Blue Bell, Pennsylvania	Leased
Centre Square Financial Center 1380 Skippack Pike Blue Bell, Pennsylvania	Leased
Conshohocken Financial Center Plymouth Corporate Center Suite 600 625 Ridge Pike Conshohocken, Pennsylvania	Leased
Fox Chase Financial Center 8000 Verree Road Philadelphia, Pennsylvania	Owned
Oaks Financial Center 1232 Egypt Road Oaks, Pennsylvania	Leased
Strafford Financial Center 600 West Lancaster Avenue Strafford, Pennsylvania	Leased
Bala Cynwyd Financial Center(2) Suite 105 One Belmont Avenue Bala Cynwyd, Pennsylvania	Leased
Old City Financial Center(2) 36 North Third Street Philadelphia, Pennsylvania	Leased
King of Prussia Financial Center(1) 190 East DeKalb Pike King of Prussia, Pennsylvania	Leased
Worcester Financial Center(2) 2946 Skippack Pike Worcester, Pennsylvania	Leased

Property Location	Leased or Owned
Berwyn Financial Center(2) 564 Lancaster Avenue Berwyn, Pennsylvania	Leased
VIST Insurance 1767 Sentry Parkway, Suite 210 Blue Bell, Pennsylvania	Leased
VIST Insurance 5 South Sunnybrook Road Pottstown, Pennsylvania	Leased
VIST Bank (Mortgage Banking Office) 2213 Quarry Drive West Lawn, Pennsylvania	Leased

(1)
The Company expects to close its King of Prussia Financial Center acquired in the Allegiance acquisition by March 31, 2011.

(2)
Per the Purchase and Assumption Agreement with the FDIC, the leases associated with the branches acquired in the Allegiance acquisition are in the process of being renegotiated with a lease term not to exceed three years.

        VIST Insurance shares offices in the Company's administration building located at 1240 Broadcasting Road, Wyomissing, Pennsylvania. VIST Insurance is charged a pro rata amount of the total lease expense.

        VIST Capital also shares office space in the Company's administration building in Wyomissing, Pennsylvania, as well as in VIST Insurance's office located in Blue Bell, Pennsylvania and are charged accordingly a pro rata amount of the total lease expense.

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

Item 4.    [Removed and Reserved]

Item 4A.    Executive Officers of the Registrant

        Certain information, as of December 31, 2010, including principal occupation during the past five years, relating to each executive officer of the Company is as follows:

Name, Address, and Position Held with the Company	Age	Position Held Since	Principal Occupation for Past 5 Years
ROBERT D. DAVIS Chester Springs, Pennsylvania President and Chief Executive Officer	63	2005	President and Chief Executive Officer of the Company and the Bank since September 2005; Chairman of VIST Insurance, LLC; Chairman of VIST Capital Management, LLC; prior thereto, President and Chief Executive Officer and Director of Republic First Bank since 1999.
EDWARD C. BARRETT Wyomissing, Pennsylvania Executive Vice President and Chief Financial Officer	62	2002	Executive Vice President since October 2003 and Chief Financial Officer of the Company since September 2004; prior thereto, Chief Administrative Officer since July 2002.
LOUIS J. DECESARE, JR. Doylestown, Pennsylvania Executive Vice President and Chief Lending Officer of VIST Bank	51	2008

Executive Vice President and Chief Lending Officer of VIST Bank since September 2008. Prior thereto, President of Republic First Bank since January 2007. Prior thereto, Chief Lending Officer of Republic First Bank since January 2005.

NEENA M. MILLER Reading, Pennsylvania Executive Vice President and Chief Credit Officer of VIST Bank	46	2008

Executive Vice President and Chief Credit Officer of VIST Bank since 2008: prior thereto, Executive Vice President and Chief Credit Officer of Republic First Bank since 2005; prior thereto, Senior Credit Officer of Republic First Bank since 2004.

CHRISTINA S. McDONALD Oreland, Pennsylvania Executive Vice President and Chief Retail Banking Officer of VIST Bank	45	2004	Executive Vice President and Chief Retail Banking Officer of VIST Bank since 2002.
JENETTE L. ECK Centerport, Pennsylvania Senior Vice President and Corporate Secretary	48	1998	Senior Vice President and Secretary of the Company since 2001.
MICHAEL C. HERR Wyomissing, Pennsylvania Chief Operating Officer	45	2009	Chief Operating Officer of VIST Insurance, LLC since 2009; prior thereto, Senior Vice President of VIST Insurance, LLC since 2004.

PART II

Item 5.    Market For Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Performance Graph

        Set forth below is a graph and table comparing the yearly percentage change in the cumulative total shareholder return on the Company's common stock against the cumulative total return on the NASDAQ-Total US Index, and the SNL Mid-Atlantic Bank Index for the five-year period commencing December 31, 2005, and ending December 31, 2010.

        Cumulative total return on the Company's common stock, the NASDAQ Combination Bank Index, and the SNL Mid-Atlantic Bank Index equals the total increase in value since December 31, 2005, assuming reinvestment of all dividends. The graph and table were prepared assuming that $100 was invested on December 31, 2005, in Company common stock, the NASDAQ-Total US Index, and the SNL Mid-Atlantic Bank Index.

VIST Financial Corp.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
VIST Financial Corp.	100.00	107.88	87.97	39.42	27.90	39.08
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Mid-Atlantic Bank	100.00	120.02	90.76	50.00	52.63	61.40

        As of December 31, 2010, there were 877 record holders of the Company's common stock. The market price of the Company's common stock for each quarter in 2010 and 2009 and the dividends declared on the Company's common stock for each quarter in 2010 and 2009 are set forth below.

Market Price of Common Stock

        The Company's common stock is traded on the NASDAQ Global Select Market under the symbol "VIST". The following table sets forth, for the fiscal quarters indicated, the high and low bid and asked price per share of the Company's common stock, as reported on the NASDAQ Global Select Market:

	Bid		Asked
	High	Low	High	Low
2010
First Quarter	$10.20	$4.00	$10.30	$5.23
Second Quarter	9.45	7.00	9.50	7.31
Third Quarter	7.99	6.31	10.00	6.57
Fourth Quarter	7.62	6.31	8.84	6.60
2009
First Quarter	$9.40	$5.00	$10.70	$5.50
Second Quarter	8.45	6.10	9.50	6.43
Third Quarter	7.86	5.00	8.25	5.69
Fourth Quarter	6.24	5.00	7.37	5.11

Series A Preferred Stock and Common Stock Dividends

        On December 19, 2008, the Company issued to the Treasury 25,000 shares of Series A Preferred Stock which pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. Under ARRA, the Series A Preferred Stock may be redeemed by the Company in 25% increments at any time following consultation with its primary bank regulator and Treasury.

        Prior to the earlier of the third anniversary date of the issuance of the Series A Preferred Stock (December 19, 2011) or the date on which the Series A Preferred Stock has been redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties which are not affiliates of the Treasury, the Company cannot increase its common stock dividend from the last quarterly cash dividend per share ($0.10) declared on the common stock prior to October 14, 2008 without the consent of the Treasury,

        During 2010 and 2009, cumulative cash dividends on the Series A Preferred Stock and cash dividends on common stock were paid on the 15th of February, May, August, and November.

	Dividends Declared (Per Share)
	2010	2009
First Quarter	$0.050	$0.100
Second Quarter	0.050	0.100
Third Quarter	0.050	0.050
Fourth Quarter	0.050	0.050

        The Company can derive a portion of its income from dividends paid to it by the Bank. For a description of certain regulatory restrictions on the payment of dividends by the Bank to the Company and by the Company, see "Regulatory Restrictions on Dividends" on page 7.

        Stock Repurchase Plan.    On July 17, 2007, the Company increased the number of shares remaining for repurchase under its stock repurchase plan, originally effective January 1, 2003, and extended May 20, 2004, to 150,000 shares. During 2010, the Company did not repurchase any of its outstanding shares of common stock. At December 31, 2010, the maximum number of shares that may yet be purchased under the plan was 115,000.

        The following table sets forth certain information relating to shares of the Company's common stock repurchased by the Company during the fourth quarter of 2010.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
(October 1 - October 31, 2010)	—	$—	—	115,000
(November 1 - November 30, 2010)	—	—	—	115,000
(December 1 - December 31, 2010)	—	—	—	115,000

Total	—	$—	—	115,000

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

Item 6.    Selected Financial Data

        The following table presents the Company's summary consolidated financial data. We derived our balance sheet and income statement data for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 from our audited financial statements. The summary consolidated financial data should be read in conjunction with, and are qualified in their entirety by, our financial statements and the accompanying notes and the other information included elsewhere in this Annual Report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands except per share data)
Financial Condition:
Total assets	$1,425,012	$1,308,719	$1,226,070	$1,124,951	$1,041,632
Securities available for sale	279,755	268,030	226,665	186,481	159,603
Securities held to maturity	2,022	3,035	3,060	3,078	3,117
Federal Home Loan Bank stock	7,099	5,715	5,715	5,562	4,577
Loans, net of unearned income	954,363	910,964	886,305	820,998	764,783
Allowance for loan losses	14,790	11,449	8,124	7,264	7,611
Covered Loans	66,770	—	—	—	—
Deposits	1,149,280	1,020,898	850,600	712,645	702,839
Securities sold under agreements to repurchase	106,843	115,196	120,086	110,881	90,987
Federal funds purchased	—	—	53,424	118,210	82,105
Borrowings	10,000	20,000	50,000	45,000	19,500
Junior subordinated debt	18,437	19,658	18,260	20,232	20,150
Shareholders' equity	132,447	125,428	123,629	106,592	102,130
Book value per share	16.31	17.22	17.30	18.84	18.06
Operating Results:
Interest income	$64,087	$62,740	$65,838	$68,076	$61,377
Interest expense	23,343	27,318	30,637	34,835	29,521

Net interest income before provision for loan losses	40,744	35,422	35,201	33,241	31,856
Provision for loan losses	10,210	8,572	4,835	998	1,084

Net interest income after provision for loan losses	30,534	26,850	30,366	32,243	30,772
Non-interest income	20,776	19,555	19,209	20,171	20,943
Net realized gains (losses) on sales of securities	691	344	(7,230)	(2,324)	515
Net credit impairment losses	(850)	(2,468)	—	—	—
Non-interest expense	47,632	45,703	43,638	40,874	40,238

Income (loss) before income taxes	3,519	(1,422)	(1,293)	9,216	11,992
Income taxes (benefit)	(465)	(2,029)	(1,858)	1,746	2,839

Net income	3,984	607	565	7,470	9,153
Preferred stock dividends and discount accretion	(1,678)	(1,649)	—	—	—

Net income (loss) available to common shareholders	$2,306	$(1,042)	$565	$7,470	$9,153

Per Share Data:
Earnings (loss) per common share—basic	$0.37	$(0.18)	$0.10	$1.32	$1.63
Earnings (loss) per common share—diluted	$0.37	$(0.18)	$0.10	$1.31	$1.62
Cash dividends per share	$0.20	$0.30	$0.50	$0.77	$0.70
Selected Ratios:
Return on average assets	0.29%	0.05%	0.05%	0.70%	0.92%
Return on average shareholders' equity	3.02%	0.51%	0.54%	7.15%	9.38%
Dividend payout ratio	53.69%	(166.22)%	503.89%	58.53%	42.74%
Average equity to average assets	9.73%	9.38%	8.95%	9.78%	9.82%

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Management's discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for VIST Financial Corp. (the "Company"), a financial holding company, and its wholly-owned subsidiaries, VIST Bank (the "Bank"), VIST Insurance, LLC ("VIST Insurance"), and VIST Capital Management, LLC ("VIST Capital Management"). The Bank's wholly-owned subsidiary, VIST Mortgage Holdings, LLC was inactive at December 31, 2010.

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

        In May 2002, the Bank jointly formed VIST Mortgage Holdings, LLC with another real estate company. The Bank's initial investment was $15,000. In May 2004, the Bank dissolved its investment with the real estate company and in May 2004, the Bank formed VIST Mortgage Holdings, LLC to provide mortgage brokerage services, including, without limitation, any activity in which a mortgage broker may engage. It is operated as a permissible "affiliated business arrangement" within the meaning of the Real Estate Settlement Procedures Act of 1974. VIST Mortgage Holdings, LLC was inactive at December 31, 2010.

        On September 1, 2008, the Company acquired Fisher Benefits Consulting, an insurance agency specializing in Group Employee Benefits, located in Pottstown, Pennsylvania. Fisher Benefits Consulting was merged into VIST Insurance. As a result of the acquisition, VIST Insurance expanded its retail and commercial insurance presence into southeastern Pennsylvania counties. The results of operations for Fisher Benefits Consulting have been included in the Company's consolidated statements of operations since September 2, 2008. The purchase price of $1.8 million for Fisher Benefits Consulting included goodwill of $200,000 and identifiable intangible assets of $1.6 million. Contingent payments totaling $750,000, or $250,000 for each of the first three years following the acquisition, will be paid if certain predetermined revenue target ranges are met. The contingent payments could be higher or lower depending upon whether actual revenue earned in each of the three years following the acquisition is less than or exceeds the predetermined revenue goals. Contingent payments of $250,000 were paid in both, 2009 and 2010 and resulted in an increase to goodwill.

        On October 1, 2004, the Company acquired 100% of the outstanding voting shares of Madison Bancshares Group, Ltd. ("Madison"), the holding company for Madison Bank, a Pennsylvania state-chartered commercial bank and its mortgage banking division, now VIST Mortgage. Madison Bank became a division of the Bank.

        On April 30, 2010, VIST Insurance purchased a client list from KDN/Lanchester Corp for contingent payments estimated to be $231,000. Included in the purchase price was $78,000 and $152,000 of goodwill and intangible assets, respectively. The agreement between VIST Insurance and KDN/Lanchester Corp contains a purchase price consisting of a percentage of revenue for a three year period, after which all revenues generated from the use of the list will revert to VIST Insurance. As a result of this purchase, VIST Insurance expects to expand its retail and commercial presence in southeastern Pennsylvania.

        On November 19, 2010, the Company acquired certain assets and assumed certain liabilities of Allegiance Bank of North America ("Allegiance") from the FDIC, as Receiver of Allegiance. Allegiance operated five community banking branches within Chester and Philadelphia counties. The

Bank's bid to purchase Allegiance included the purchase of certain Allegiance assets at a discount of $5.9 million and time deposits at a premium of $534,000, in exchange for assuming certain Allegiance deposits and certain other liabilities. Based on the terms of this transaction, the FDIC paid the Company $1.8 million ($2.0 million less a settlement of approximately $200,000). As a result of the Allegiance acquisition, the Company recorded $1.5 million of goodwill. No cash or other consideration was paid by the Bank. The Bank and the FDIC entered into loss sharing agreements regarding future losses incurred on loans and other real estate acquired through foreclosure existing at the acquisition date. Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 70 percent of net losses on covered assets incurred up to $12.0 million, and 80 percent of net losses exceeding $12.0 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. The acquisition of Allegiance represents a significant market extension of the Company's core Berks, Schuylkill, and Montgomery county markets into Philadelphia and the surrounding areas.

Critical Accounting Policies

        The following discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). US GAAP is complex and require management to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. Actual results may differ from these estimates under different assumptions or conditions.

        In management's opinion, the most critical accounting policies and estimates impacting the Company's consolidated financial statements are listed below. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. For a complete discussion of the Company's significant accounting policies, see the footnotes to the Consolidated Financial Statements and discussion throughout this Form 10-K.

  Determination of the Allowance for Loan Losses

        The level of the allowance for credit losses and the provision for credit losses involve significant estimates by management. In evaluating the adequacy of the allowance for loan losses, management considers the specific collectability of impaired and nonperforming loans, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect borrowers ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant qualitative factors. While management uses available information to make such evaluations, future adjustments to the allowance for credit losses and the provision for credit losses may be necessary if economic conditions, loan credit quality, or collateral issues differ substantially from the factors and assumptions used in making the evaluation.

        The allowance for loan losses is evaluated on a regular basis by management and consists of specific and general components. The specific component relates to loans that are classified as either loss, doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical industry loss experience adjusted for qualitative factors. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

        Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

        The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

  Stock-Based Compensation

        FASB Accounting Standards Codification ("ASC") 718, "Share-Based Payment" addresses the accounting for share-based payment transactions subsequent to 2006 in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. FASB ASC 718 requires an entity to recognize the grant-date fair-value of stock options and its other equity-based compensation issued to the employees in the consolidated statements of operations. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25. "Accounting for Stock Issued to Employees," which was permitted under FASB ASC 718, as originally issued. Effective January 1, 2006, the Company adopted FASB ASC 718 using the modified prospective method. Any additional impact the adoption of this statement will have on our results of operations will be determined by share-based payments granted in future periods.

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

        Market risk is the adverse effect that a change in interest rates, currency, or implied volatility rates has on the value of a financial instrument. The Company manages the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. The Company periodically measures this risk by using value-at-risk methodology (refer to Note 21 of the consolidated financial statements for information on interest rate swap and interest rate cap agreements the Company has used to manage its exposure to interest rate risk).

  Goodwill and Other Intangible Assets

        The Company had goodwill and other intangible assets of $45.7 million at December 31, 2010, related to the acquisition of its banking, insurance and wealth management companies. The Company utilizes a third party valuation service to perform its goodwill impairment test both on an interim and annual basis. A fair value is determined for the banking and financial services, insurance services and investment services reporting units. If the fair value of the reporting business unit exceeds the book value, then no impairment write down of goodwill is necessary (a Step One evaluation). If the fair value is less than the book value, then an additional test (a Step Two evaluation) is necessary to assess goodwill for potential impairment. As a result of the goodwill impairment valuation analysis, the Company determined that no goodwill impairment write-off for any of its reporting units was necessary for the year ended December 31, 2010; however, a Step Two evaluation was necessary for the banking and financial services reporting unit (For additional information, refer to Note 5—Acquisitions Including Goodwill and Other Intangible Assets of the consolidated financial statements.

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

Framework for Interim Impairment Analysis

        The Company utilizes the following framework from FASB ASC 350 "Intangibles—Goodwill & Other" to evaluate whether an interim goodwill impairment test is required, given the occurrence of events or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

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

        When applying the framework above, management additionally considers that a decline in the Company's market capitalization could reflect an event or change in circumstances that would more likely than not reduce the fair value of reporting business unit below its carrying value. However, in considering potential impairment of goodwill, management does not consider the fact that our market capitalization is less than the carrying value of our Company to be determinative that impairment exists. This is because there are factors, such as our small size and small market capitalization, which do not take into account important factors in evaluating the value of our Company and each reporting business unit, such as the benefits of control or synergies. Consequently, management's annual process for evaluating potential impairment of our goodwill (and evaluating subsequent interim period indicators of impairment) involves a detailed level analysis and incorporates a more granular view of each reporting business unit than aggregate market capitalization, as well as significant valuation inputs.

Annual and Interim Impairment Tests and Results

        Management estimates fair value annually utilizing multiple methodologies which include discounted cash flows, comparable companies and comparable transactions. Each valuation technique requires management to make judgments about inputs and assumptions which form the basis for financial projections of future operating performance and the corresponding estimated cash flows. The analyses performed require the use of objective and subjective inputs which include market-price of non-distressed financial institutions, similar transaction multiples, and required rates of return. Management works closely in this process with third party valuation professionals, who assist in obtaining comparable market data and performing certain of the calculations, based on information provided and assumptions made by management.

        FASB ASC 820 "Fair Value Measurements and Disclosures" defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell or transfer the asset or transfer the liability occurs in the principal market for the asset or liability, or in the absence of a principal market, the most advantageous market for the asset or liability. FASB ASC 820 further defines market participants as buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

        FASB ASC 820 establishes a fair value hierarchy to prioritize the inputs used in valuation techniques:

  1.
  Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

  2.
  Level 2 inputs are inputs other than quoted prices included in level 1 that are observable for the asset or liability through corroboration with observable market data

  3.
  Level 3 inputs are unobservable inputs, such as a company's own data

        The Company will continue to monitor the interim indicators noted in FASB ASC 350 to evaluate whether an interim goodwill impairment test is required, given the occurrence of events or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, absent those events, the Company will perform its annual goodwill impairment evaluation during the fourth quarter of each calendar year.

Consideration of Market Capitalization in Light of the Results of Our Annual and Interim Goodwill Assessments

        The Company's stock price, like the stock prices of many other financial services companies, is trading below both book value as well as tangible book value. We believe that the Company's current market value does not represent the fair value of the Company when taken as a whole and in consideration of other relevant factors. Because the Company is viewed by investors predominantly as a community bank, we believe our market capitalization is based on net tangible book value, reduced by nonperforming assets in excess of the allowance for loan losses. We believe that the market place ascribes effectively no value to the Company's fee-based reporting units, the assets of which are composed principally of goodwill and intangibles. Management believes that as a stand-alone business each of these reporting units has value which is not being incorporated in the market's valuation of the Company reflected in the share price. Management also believes that if these reporting units were carved out of the Company and sold, they would command a sales price reflective of their current performance. Management further believes that if these reporting units were sold, the results of the sale would increase both the tangible book value (resulting from, among other things, the reduction in associated goodwill) and therefore market capitalization, given the market's current valuation approach described above.

        Management believes that its goodwill in its reporting units is not impaired as of December 31, 2010.

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

        If a decline in market value of a security is determined to be other than temporary, under generally accepted accounting principles, we are required to write these securities down to their estimated fair value. As of December 31, 2010, we owned single issuer and pooled trust preferred securities of other financial institutions, private label collateralized mortgage obligations and equity securities whose aggregate historical cost basis is greater than their estimated fair value (see note 8 of the consolidated financial statements). We reviewed all investment securities and have identified those securities that are other-than-temporarily impaired. The losses associated with these other-than-temporarily impaired securities have been bifurcated into the portion of non-credit impairment losses recognized in other comprehensive loss and into the portion of credit impairment losses recorded in earnings (see Note 3 of the consolidated financial statements). We perform an ongoing analysis of all investment securities utilizing both readily available market data and third party analytical models. Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, we will write them down through a charge to earnings to their then current fair value.

  Federal Home Loan Bank Stock Impairment Evaluation

        The Bank is required to maintain certain amounts of FHLB stock as a member of the FHLB. These equity securities are "restricted" in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment write-downs have been recorded on these securities during 2010, 2009, or 2008. As a result of the FDIC-assisted whole bank acquisition of Allegiance on November 19, 2010, the bank acquired $1.7 million in FHLB stock.

        In December 2008, the FHLB of Pittsburgh suspended the payment of dividends and the repurchase of excess capital stock from member banks. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of maintaining liquidity and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase excess capital stock. The FHLB last paid a dividend in the third quarter of 2008. In the fourth quarter of 2010, as a result of improved core earnings and a decrease in OTTI charges on non-agency investment securities, the FHLB repurchased stock totaling $283,000 from the Bank. Accounting guidance indicates that an investor in FHLB Pittsburgh capital stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that should reflect the investor's view of FHLB Pittsburgh's long-term performance, which includes factors such as its operating performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes on FHLB Pittsburgh, and accordingly, on the members of FHLB Pittsburgh and its liquidity and funding position. After evaluating all of these considerations and in light of the fourth quarter FHLB stock repurchase, the Company believes the par value of its shares will be recovered. Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

RESULTS OF OPERATIONS

Summary of Performance—2010 Compared to 2009

        Overview.    Net income for the twelve months ended December 31, 2010 was $3,984,000, as compared to $607,000 for the same period in 2009. Return on average assets was 0.29% for 2010, as compared to 0.05% for 2009. Return on average shareholder's equity was 3.02% for 2010, as compared to 0.51% for 2009. The discussion that follows explains the changes in the components of net income when comparing the twelve months ended December 31, 2010, to the same period in 2009.

Net Interest Income

        Net interest income, our primary source of revenue, is the amount by which interest income on loans, investments and interest-earning cash balances exceeds interest incurred on deposits and other non-deposit sources of funds, such as repurchase agreements and borrowings from the FHLB and other correspondent banks. The amount of net interest income is affected by changes in interest rates and by changes in the volume and mix of interest-sensitive assets and liabilities. Net interest income and corresponding yields are presented in the discussion and analysis below on a fully taxable-equivalent basis. Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is adjusted by an amount equivalent to the federal income taxes which would have been paid if the income received on these assets was taxable at the statutory rate of 34%. Net interest margin is the difference between the gross (tax-effected) yield on earning assets and the cost of interest bearing funds as a percentage of earning assets.

Average Balances, Rates and Net Yield

        The table below provides average asset and liability balances and the corresponding interest income and expense along with the average interest yields (assets) and interest rates (liabilities) for the years 2010, 2009 and 2008.

	Year Ended December 31,
	2010			2009			2008
	Average Balances	Interest Income/ Expense	% Rate	Average Balances	Interest Income/ Expense	% Rate	Average Balances	Interest Income/ Expense	% Rate
	(Dollars in thousands, except percentage data)
Interest Earning Assets:
Interest bearing deposits in other banks and federal funds sold	$46,361	$304	0.66%	$12,137	$19	0.15%	$400	$12	2.88%
Securities (taxable)	234,786	11,006	4.69	213,906	11,620	5.43	180,562	10,519	5.83
Securities (tax-exempt)(1)	36,748	2,489	6.77	28,492	1,895	6.65	22,502	1,451	6.45
Loans(1)(2)(3)	923,531	52,195	5.65	899,105	50,934	5.59	859,268	55,372	6.34

Total interest earning assets	1,241,426	65,994	5.32	1,153,640	64,468	5.51	1,062,732	67,354	6.23
Interest Bearing Liabilities:
Interest bearing transaction accounts	396,383	4,851	1.22	301,403	4,481	1.48	238,144	4,637	1.95
Savings deposits	110,075	767	0.70	77,823	751	0.97	84,453	1,432	1.70
Time deposits	452,587	11,046	2.44	460,374	14,757	3.20	351,011	14,805	4.22

Total interest bearing deposits	959,045	16,664	1.74	839,600	19,989	2.38	673,608	20,874	3.10

Short-term borrowings	3,650	18	0.49	2,694	18	0.66	76,307	1,826	2.35
Repurchase agreements	111,265	4,789	4.30	121,046	4,421	3.60	120,615	4,128	3.37
Borrowings	11,041	408	3.70	40,672	1,509	3.66	58,811	2,372	3.97
Junior subordinated debt	19,166	1,464	7.64	19,756	1,381	6.99	20,163	1,437	7.14

Total interest bearing liabilities	1,104,167	23,343	2.11	1,023,768	27,318	2.67	949,504	30,637	3.23

Noninterest bearing deposits	$111,791			$107,629			$107,642
Net interest income		$42,651			$37,150			$36,717

Net interest margin			3.44%			3.22%			3.45%

(1)
Interest income and rates on loans and investment securities are reported on a tax-equivalent basis using a tax rate of 34%.

(2)
Held for sale and non-accrual loans have been included in average loan balances.

(3)
For 2010, covered loans acquired in the Allegiance acquisition on November 19, 2010 are included in loans. The impact on average balance, interest income and yield was not significant for 2010.

        Net interest income as adjusted for tax-exempt financial instruments was $42.7 million for the twelve months ended December 31, 2010, as compared to $37.2 million for the same period in 2009. A benefit of a lower cost of funds resulted in less interest paid on average interest-bearing liabilities, which more than offset the decrease in the yield on interest-earning assets, which resulted in a higher net interest margin for 2010, as compared to 2009. The taxable-equivalent net interest margin percentage for 2010 was 3.44%, as compared to 3.22% for 2009. The interest rate paid on average interest-bearing liabilities decreased by 56 basis points to 2.11% for 2010, as compared to 2.67% for

2009. The yield on interest-earning assets decreased by 19 basis points to 5.32% for 2010, as compared to 5.51% for 2009.

        Interest and fees on loans on a taxable equivalent basis increased by $1.3 million, or 2.4% to $52.2 million for the year ended December 31, 2010, as compared to $50.9 million for the same period in 2009. The increase in interest and fees on loans was primarily the result of an increase in the average balance of loans resulting from strong commercial loan growth, which increased by $24.4 million in 2010, as compared to 2009. Management attributes this increase in organic commercial loan growth to a well established market in the Reading, Pennsylvania area as well as continued penetration into the Philadelphia, Pennsylvania market through successful marketing initiatives. The Allegiance acquisition which occurred on November 19, 2010 did not have a significant impact on the year-over-year increase related to interest and fees on loans.

        Interest on securities on a taxable-equivalent basis was $13.5 million for both the twelve months ended December 31, 2010 and 2009. The average balance of securities increased $29.1 million to $271.5 million for 2010, as compared to $242.4 million for 2009. The taxable-equivalent yield decreased by 60 basis points to 4.97% for 2010, as compared 5.57% for 2009. The additional interest income generated in 2010 resulting from a higher average balance of securities was mostly offset by the decrease in yield for 2010, as compared to 2009.

        Interest expense on deposits decreased by $3.3 million, or 16.5%, to $16.7 million for the twelve months ended December 31, 2010, as compared to $20.0 million for the same period in 2009. A benefit of a lower cost of deposits resulted in less interest paid on deposits, which more than offset the increase in the average balance of deposits. The average rate paid on deposits decreased by 64 basis points to 1.74% for 2010, as compared to 2.38% for 2009. The average balance of deposits increased by $119.4 million to $959.0 million for 2010, as compared to $839.6 million for 2009. The growth in interest-bearing deposits provided the funding needed for the growth in interest-earning assets.

        Interest expense on borrowings decreased by $1.1 million, or 73%, to $408,000 for the twelve months ended December 31, 2010, as compared to $1.5 million for the same period in 2009. The Company reduced long-term borrowings by $10.0 million and $30.0 million during 2010 and 2009, respectively, which contributed to a $29.7 million decrease in the average balance of borrowings for 2010, as compared to 2009.

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

Analysis of Changes in Interest Income/Expense(1)(2)(3)

	2010/2009 Increase (Decrease) Due to Change in			2009/2008 Increase (Decrease) Due to Change in
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands, except percentage data)
Interest-bearing deposits in other banks and federal funds sold	$281	$4	$285	$18	$(11)	$7
Securities (taxable)	714	(1,328)	(614)	1,981	(880)	1,101
Securities (tax-exempt)	560	34	594	399	45	444
Loans	1,011	250	1,261	1,710	(6,148)	(4,438)

Total Interest Income	2,566	(1,040)	1,526	4,108	(6,994)	(2,886)

Short-term borrowed funds	4	(4)	—	(518)	(1,290)	(1,808)
Repurchase agreements	(47)	415	368	141	152	293
Borrowings	(1,093)	(8)	(1,101)	(681)	(182)	(863)
Junior Subordinated Debt	(45)	128	83	(26)	(30)	(56)
Interest-bearing transaction accounts	1,155	(785)	370	943	(1,099)	(156)
Savings deposits	226	(210)	16	(70)	(611)	(681)
Time deposits	(511)	(3,200)	(3,711)	2,970	(3,018)	(48)

Total Interest Expense	(311)	(3,664)	(3,975)	2,759	(6,078)	(3,319)

Increase (Decrease) in Net Interest Income	$2,877	$2,624	$5,501	$1,349	$(916)	$433

(1)
Loan fees have been included in the change in interest income totals presented. Non-accrual loans have been included in average loan balances.

(2)
Changes due to both volume and rates have been allocated in proportion to the relationship of the dollar amount change in each.

(3)
Interest income on loans and securities is presented on a taxable-equivalent basis.

Provision for Credit Losses

        Management closely monitors the loan portfolio and the adequacy of the allowance for loan losses considering underlying borrower financial performance and collateral values, and increasing credit risks. Future material adjustments may be necessary to the provision for loan losses, and consequently the allowance for loan losses, if economic conditions or loan credit quality differ substantially from the assumptions management used in making our evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans. The provision for loan losses is an expense charged against net interest income to provide for estimated losses attributable to uncollectible loans. The provision is based on management's analysis of the adequacy of the allowance for loan losses. The provision for loan losses was $10.2 million for the twelve months ended December 31, 2010, as compared to $8.6 million for the same period in 2009. The provision for both periods reflects both the level of charge-offs for the respective period and the increased credit risk related to the loan portfolio at December 31, 2010, as compared to December 31, 2009 (refer to the related discussions on the "Allowance for Loan Losses" on page 55).

Non-Interest Income

        Non-interest income increased by $3.2 million, or 18.3%, to $20.6 million for the twelve months ended December 31, 2010, as compared to $17.4 million for the same period in 2009. Increases (decreases) in the components of non-interest income when comparing the twelve months ended December 31, 2010 to the same period in 2009 are as follows:

	2010 versus 2009
	2010	Increase/ (Decrease)%		2009
	(Dollars in thousands, except percentage data)
Customer service fees	$2,046	$(397)	(16.3)	$2,443
Mortgage banking activities, net	1,082	(173)	(13.8)	1,255
Commissions and fees from insurance sales	11,915	(339)	(2.8)	12,254
Broker and investment advisory commissions and fees	737	23	3.2	714
Earnings on investment in life insurance	423	32	8.2	391
Other commissions and fees	1,901	(32)	(1.7)	1,933
Gain on sale of equity interest	1,875	1,875	—	—
Other income	797	232	41.1	565
Net realized gains on sales of securities	691	347	100.9	344
Net credit impairment loss	(850)	1,618	100.0	(2,468)

Total	$20,617	$3,186	18.3	$17,431

        A significant portion of the $3.2 million increase in non-interest income was related to a $1.9 million gain recognized on the sale of a 25% equity interest in First HSA, LLC related to the transfer of approximately $89.0 million of health savings account deposits in the second quarter of 2010.

        Investment securities activities accounted for $2.0 million of the increase in non-interest income. Net realized gains on the sale of available for sale securities were $691,000 for 2010, as compared to $344,000 for 2009. Sales of available for sale securities during 2010 were the result of liquidity and asset/liability management strategies. The 2010 gain on sales of available for sale securities included $122,000 of net losses on the sale of available for sale investment securities related to the Allegiance acquisition. Net credit impairment losses recognized in earnings were $850,000 during 2010, as compared to $2.5 million in 2009. During 2010, the net credit impairment losses recognized in earnings include other-than-temporary impairment ("OTTI") charges for estimated credit losses on both available for sale and held to maturity pooled trust preferred securities that resulted primarily from changes in the underlying cash flow assumptions used in determining credit losses due to provisions related to such securities included in the Dodd-Frank Wall Street Reform and Consumer Protection Act (see Note 8 of the consolidated financial statements).

        In 2010, a premium of $272,000 was paid to the Company resulting from a counterparty exercising a call option to terminate an interest rate swap, which was recognized in other income. Other income also primarily includes service fee income on SBA commercial loans and market value adjustments on junior subordinated debt and interest rate swaps. The portion of other income associated with fair market value adjustments was $193,000 for the twelve months ended December 31, 2010 as compared to ($184,000) for the same period in 2009. Income related to a settlement of a previously accrued contingent payment of $575,000 was recognized in 2009 and included in other income. Fees generated on servicing health savings account deposits were $21,000 and $84,000 for 2010 and 2009, respectively. The decrease in HSA servicing fees was attributable to the sale and transfer of the HSA deposits to a third party.

        The Company's primary source of non-interest income is from commissions and other revenue generated through sales of insurance products through its insurance subsidiary, VIST Insurance. Revenues from insurance operations totaled $11.9 million in 2010 compared to $12.3 million for 2009. The decrease in revenue in 2010 from insurance operations was due mainly to a decrease in contingency income on insurance products.

        The income recognized from customer service fees was approximately $2.0 million for the twelve months ended December 31, 2010, as compared to $2.4 million for the same period in 2009. During the third quarter of 2010, new regulations took effect, which requires the Company to receive the customer's permission before covering overdrafts for debit card transactions made with ATM or debit cards. The implementation of this new legislation significantly reduced income related to non-sufficient funds charges.

        The Company generates income from the sale of newly originated mortgage loans, which is recorded in non-interest income as mortgage banking activities. The income recognized from mortgage banking activities was $1.1 million for the twelve months ended December 31, 2010, as compared to $1.3 million in 2009. The decrease in mortgage banking revenue from 2009 to 2010 was mainly attributable to a decrease in the volume of mortgage loan originations sold into the secondary mortgage market through the Company's mortgage banking division, VIST Mortgage.

        Other commissions and fees were $1.9 million for both the twelve months ended December 31, 2010 and 2009. Most of these fees are generated through ATM surcharges and interchange income generated from debit card transactions.

        The Company also recognizes non-interest income from broker and investment advisory commissions generated through VIST Capital, the Company's investment subsidiary, which totaled $737,000 for the twelve months ended December 31, 2010, as compared to $714,000 for the same period in 2009.

        Earnings on investment in life insurance represent the change in cash value of Bank Owned Life Insurance ("BOLI") policies. The BOLI policies of the Company are designed to offset the costs of employee benefit plans and to enhance tax-free earnings. The income recognized from earnings on investment in life insurance was $423,000 for the twelve months ended December 31, 2010, as compared to $391,000 for the same period in 2009.

Non-Interest Expense

        Non-interest expense was $47.6 million for the year ended December 31, 2010, as compared to $45.7 million for the same period in 2009. Increases (decreases) in the components of non-interest expense when comparing the year ended December 31, 2010, to the same period in 2009, are as follows:

	2010 versus 2009
	2010	Increase/ (Decrease)%		2009
	(Dollars in thousands, except percentage data)
Salaries and employee benefits	$21,979	$(155)	(0.7)	$22,134
Occupancy expense	4,415	255	6.1	4,160
Equipment expense	2,559	64	2.6	2,495
Marketing and advertising expense	1,022	11	1.1	1,011
Amortization of indentifiable intangible assets	543	(105)	(16.2)	648
Professional services	3,093	613	24.7	2,480
Outside processing services	3,908	(75)	(1.9)	3,983
FDIC deposit and other insurance expense	2,128	(351)	(14.2)	2,479
Other real estate owned expense	4,245	1,683	65.7	2,562
Other expense	3,740	(11)	(0.3)	3,751

Total	$47,632	$1,929	4.2	$45,703

        A significant portion of the increase in non-interest expense for 2010 was related to other real estate owned expense ("OREO"), which increased $1.7 million, or 65.7%, to $4.2 million for the twelve months ended December 31, 2010, as compared to $2.6 million for the same period in 2009. Included in OREO expense were loses on the sale of OREO of $1.6 million and $1.1 million for 2010 and 2009, respectively. The additional increase in OREO expense reflects costs associated with adjusting foreclosed properties to fair value after they have been classified as OREO as well as other costs to operate and maintain OREO property.

        Total professional services increased by $613,000, or 24.7%, to $3.1 million for the twelve months ended December 31, 2010, as compared to $2.5 million for the same period in 2009. The increase in professional services was primarily due to accounting related services and consulting fees associated with various corporate projects. Professional service fees for 2010 included $150,000 of investment banking fees related to the Allegiance acquisition.

        Total occupancy expense and equipment expense increased by $319,000, or 4.8%, in 2010 compared to 2009 primarily due to increases in building lease expense and equipment and software maintenance expenses.

        FDIC and other insurance expense decreased by $351,000 to $2.1 million for the twelve months ended December 31, 2010, as compared to $2.5 million for the same period in 2009. The twelve months ended December 31, 2009 included an expense of $574,000 related to an FDIC special assessment on deposit-insured institutions, which resulted in a decrease of expense for 2010 as there was no such special assessment during 2010. As noted in the table below (in thousands), the total expense associated with FDIC insurance assessments decreased when comparing the twelve months ended December 31, 2010, to the same period in 2009. However, the expense associated with FDIC base insurance assessments increased by $266,000, or 16.8% , to $1.8 million for the twelve months ended December 31, 2010, as compared to $1.6 million for the same period in 2009. The increase in expense associated with FDIC base insurance assessments was the result of increased base assessment rates, as determined by the FDIC, and an increase in the Company's overall deposit balances.

FDIC Insurance Expense

	Twelve Months Ended December 31,
			Increase (Decrease)
	2010	2009
	(in thousands)
Base insurance assessments	$1,848	$1,582	$266
Special insurance assessments	—	574	(574)

Total FDIC insurance expense	$1,848	$2,156	$(308)

        Salaries and employee benefits, the largest component of non-interest expense, decreased by $155,000 to $22.0 million for the twelve months ended December 31, 2010, as compared to $22.1 million for the same period in 2009. The decrease was primarily the result of a decrease in commissions paid resulting from less fees generated from insurance sales, which decreased by $300,000 to $1.1 million for the twelve months ended December 31, 2010, as compared to $1.4 million for the same period in 2009. The Company's total number of full-time equivalent employees increased to 295 at December 31, 2010, as compared to 283 at December 31, 2009. The increase in full-time equivalent employees during 2010 was primarily attributable to additions in staff related to the Allegiance acquisition. Included in salaries and benefits were stock-based compensation costs of $148,000 and $198,000 for the twelve months ended December 31, 2010 and 2009, respectively.

        Marketing and advertising expense includes costs associated with market research, corporate donations, direct mail production and business development. Expenses associated with outside processing services includes charges related to the Company's core operating software system, computer network and system upgrades, and data line charges. Other expense includes utility expense, postage expense, stationary and supplies expense, as well as, other miscellaneous expense items.

Income Taxes

        The effective income tax rate for the Company for the twelve months ended December 31, 2010 and 2009 was (13.2%) and 142.7%, respectively. The decrease in effective tax rate for 2010 was primarily due to the increase in the income tax benefit resulting from an increase in tax exempt investment securities and loans. Generally, the Company's effective tax rate is below the statutory rate due to tax-exempt earnings on loans, investments, and bank-owned life insurance, and the impact of tax credits. Included in the income tax provision is a federal tax benefit related to our $5.0 million investment in an affordable housing, corporate tax credit limited partnership of $495,000 and $550,000 for the twelve months ended December 31, 2010 and 2009, respectively.

Summary of Performance—2009 Compared to 2008

        Overview.    Net income for the twelve months ended December 31, 2009 was $607,000, as compared to $565,000 for the same period in 2009. Return on average assets was 0.05% for both 2009 and 2008. Return on average shareholder's equity was 0.51% for 2009, as compared to 0.54% for 2008. The discussion that follows explains the changes in the components of net income when comparing the twelve months ended December 31, 2009, to the same period in 2008.

Net Interest Income

        Net interest income as adjusted for tax-exempt financial instruments was $37.2 million for the twelve months ended December 31, 2009, as compared to $36.7 million for the same period in 2008. A decrease in the yield on interest-earning assets more than offset the benefit of a lower cost of funds, which resulted in a lower net interest margin for the year ended December 31, 2009, as compared to the same period in 2008. The taxable-equivalent net interest margin percentage for 2009 was 3.22%, as compared to 3.45% for 2008. The yield on interest-earning assets decreased by 72 basis points to 5.51% for 2010, as compared to 6.23% for 2009. The interest rate paid on average interest-bearing liabilities decreased by 56 basis points to 2.67% for 2009, as compared to 3.23% for 2009.

        Interest and fees on loans on a taxable equivalent basis decreased by $4.5 million, or 8.1% to $50.9 million for the year ended December 31, 2009, as compared to $55.4 million for the same period in 2008. The average yield decreased by 75 basis points to 5.59% for 2009, as compared to 6.34% for 2008. The variable rate structure of many of the Company's loans reduced overall yield due to the persistent low market interest rates which contributed to the decline in interest income generated from loans. Strong commercial loan growth contributed to an increase in the average balance of loans, which increased by $39.8 million in 2009, as compared to 2008. Management attributes this increase in organic commercial loan growth to a well established market in the Reading, Pennsylvania area as well as continued penetration into the Philadelphia, Pennsylvania market through successful marketing initiatives.

        Interest on securities on a taxable-equivalent basis was $13.5 million for the twelve months ended December 31, 2009, as compared to $12.0 million for the same period in 2008. The average balance of securities increased $39.3 million to $242.4 million for 2009, as compared to $203.1 million for 2008. The taxable-equivalent yield decreased by 33 basis points to 5.57% for 2009, as compared 5.90% for 2008. The additional interest income generated in 2009 resulting from a higher average balance of securities was slightly offset by the decrease in yield for 2009, as compared to 2008.

        Interest expense on deposits decreased by $885,000 to $20.0 million for the twelve months ended December 31, 2009, as compared to $20.9 million for the same period in 2008. A benefit of a lower cost of deposits resulted in less interest paid on deposits, which more than offset the increase in the average balance of deposits. The average rate paid on deposits decreased by 72 basis points to 2.38% for 2009, as compared to 3.10% for 2008. The average balance of deposits increased $166.0 million to $839.6 million for 2009, as compared to $673.6 million for 2008. The growth in interest-bearing deposits provided the funding needed for the growth in interest-earning assets.

        Interest expense on borrowings decreased by $863,000 to $1.5 million for the twelve months ended December 31, 2009, as compared to $2.4 million for the same period in 2008. The Company reduced long-term borrowings by $30.0 million during 2009, which contributed to a $18.1 million decrease in the average balance of borrowings for 2009, as compared to 2008.

Provision for Credit Losses

        Management closely monitors the loan portfolio and the adequacy of the allowance for loan losses considering underlying borrower financial performance and collateral values, and increasing credit risks. Future material adjustments may be necessary to the provision for loan losses, and consequently the allowance for loan losses, if economic conditions or loan credit quality differ substantially from the assumptions management used in making our evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans. The provision for loan losses is an expense charged against net interest income to provide for estimated losses attributable to uncollectible loans. The provision is based on management's analysis of the adequacy of the allowance for loan losses. The provision for loan losses was $8.6 million for the twelve months ended December 31, 2009, as compared to $4.8 million for the same period in 2008. The provision for both periods reflects both the level of charge-offs for the respective period and the increased credit risk related to the loan portfolio at December 31, 2009, as compared to December 31, 2008 (refer to the related discussions on the "Allowance for Loan Losses" on page 55).

Non-Interest Income

        Non-interest income increased by $5.4 million, or 45.5%, to $17.4 million for the twelve months ended December 31, 2009, as compared to $12.0 million for the same period in 2008. Increases (decreases) in the components of non-interest income when comparing the twelve months ended December 31, 2009 to the same period in 2008 are as follows:

	2009 versus 2008
	2009	Increase/ (Decrease)%		2008
	(Dollars in thousands, except percentage data)
Customer service fees	$2,443	$(521)	(17.6)	$2,964
Mortgage banking activities, net	1,255	358	39.9	897
Commissions and fees from insurance sales	12,254	970	8.6	11,284
Broker and investment advisory commissions and fees	714	(99)	(12.2)	813
Earnings on investment in life insurance	391	(299)	(43.3)	690
Other commissions and fees	1,933	245	14.5	1,688
Gain on sale of loans	—	(47)	—	47
Other income	565	(261)	(31.6)	826
Net realized gains (losses) on sales of securities	344	7,574	(104.8)	(7,230)
Net credit impairment loss	(2,468)	(2,468)	100.0	—

Total	$17,431	$5,452	45.5	$11,979

        Investment securities activities accounted for $5.1 million of the increase in non-interest income during 2009. Net realized gains on the sale of available for sale securities were $344,000 for 2009, as compared to net realized losses of $7.2 million for 2008. Sales of available for sale securities during 2009 were the result of liquidity and asset/liability management strategies. The net realized losses on sales of securities during 2008 resulted from the sale of perpetual preferred stock associated with the federal takeover of government sponsored enterprises ("GSE's") Fannie Mae and Freddie Mac, placed into conservatorship by the Federal Housing Finance Agency and the U.S. Treasury. Net credit impairment losses recognized in earnings were $2.5 million for the twelve months ended December 31, 2009. There was no net credit impairment losses recognized in earnings in 2008. The net credit impairment losses recognized in earnings in 2009 include OTTI charges for estimated credit losses on five pooled trust preferred securities and one equity security (see Note 8 of the consolidated financial statements).

        The Company's primary source of non-interest income is from commissions and other revenue generated through sales of insurance products through its insurance subsidiary, VIST Insurance. Revenues from insurance operations increased by $970,000 to $12.3 million for the twelve months ended December 31, 2009, as compared to $11.3 million for the same period in 2008. The increase in revenue from insurance operations in 2009 was due mainly to an increase in commission income on group insurance products resulting from the acquisition of Fisher Benefits Consulting in September 2008.

        The Company generates income from the sale of newly originated mortgage loans, which is recorded in non-interest income as mortgage banking activities. The income recognized from mortgage banking activities increased by $358,000 to $1.3 million for the twelve months ended December 31, 2010, as compared to $900,000 for the same period in 2009. The increase in mortgage banking revenue from 2008 to 2009 was mainly attributable to an increase in the volume of mortgage loan originations sold into the secondary mortgage market through the Company's mortgage banking division, VIST Mortgage.

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

        The income recognized from customer service fees decreased by $521,000 to $2.4 million for the twelve months ended December 31, 2009, as compared to $3.0 million for the same period in 2008. The decrease in service charge revenue during 2009 resulted primarily from a decrease in non-sufficient funds charges.

        Earnings on investment in life insurance represent the change in cash value of Bank Owned Life Insurance ("BOLI") policies. The BOLI policies of the Company are designed to offset the costs of employee benefit plans and to enhance tax-free earnings. The income recognized from earnings on investment in life insurance decreased by $299,000 to $391,000 for the twelve months ended December 31, 2009, as compared to $690,000 for the same period in 2008. The decrease in earnings on investment in life insurance in 2009 was due primarily to decreased earnings credited to the Company.

        Other income generally includes dividend income on FHLB stock, market value adjustments for both junior subordinated debt and interest rate swaps, service fee income on SBA commercial loans, as well as other miscellaneous income items. For the twelve months ended December 31, 2009, other income decreased by $261,000 to $565,000, or 31.6%, from $826,000 for the same period in 2008, primarily due to the suspension of dividends paid on the FHLB stock.

        The Company also recognizes non-interest income from broker and investment advisory commissions generated through VIST Capital, the Company's investment subsidiary, which totaled $714,000 for the twelve months ended December 31, 2009, as compared to $813,000 for the same period in 2008.

Non-Interest Expense

        Non-interest expense was $45.7 million for the year ended December 31, 2009, as compared to $43.6 million for the same period in 2008. Increases (decreases) in the components of non-interest expense when comparing the year ended December 31, 2009, to the same period in 2008, are as follows:

	2009 versus 2008
	2009	Increase/ (Decrease)%		2008
	(Dollars in thousands, except percentage data)
Salaries and employee benefits	$22,134	$56	0.3	$22,078
Occupancy expense	4,160	(547)	(11.6)	4,707
Equipment expense	2,495	(195)	(7.2)	2,690
Marketing and advertising expense	1,011	(624)	(38.2)	1,635
Amortization of indentifiable intangible assets	648	19	3.0	629
Professional services	2,480	(114)	(4.4)	2,594
Outside processing services	3,983	649	19.5	3,334
FDIC deposit and other insurance expense	2,479	1,217	96.4	1,262
Other real estate owned expense	2,562	1,728	207.2	834
Other expense	3,751	(124)	(3.2)	3,875

Total	$45,703	$2,065	4.7	$43,638

        A significant portion of the increase in non-interest expense for 2009 was related to other real estate owned expense, which increased $1.7 million, or 207.2%, to $2.6 million for the twelve months ended December 31, 2009, as compared to $834,000 for the same period in 2008. Included in OREO expense were loses on the sale of OREO of $1.1 million and $120,000 for 2009 and 2008, respectively. The additional increase in OREO expense reflects an increase in legal and other costs to operate and maintain OREO property as a result of an increase in the total number of properties held in OREO during 2009.

        FDIC and other insurance expense increased by $1.2 million to $2.5 million for the twelve months ended December 31, 2009, as compared to $1.3 million for the same period in 2008. The twelve months ended December 31, 2009 included an expense of $574,000 related to an FDIC special assessment on deposit-insured institutions, which contributed to the increase of expense for 2009. The Company's deposit levels increased throughout 2009, which also contributed to the increase of FDCI and other insurance expense for 2009. There was no such special assessment during 2008.

        Total professional services decreased by $114,000 to $2.5 million for the twelve months ended December 31, 2009, as compared to $2.6 million for the same period in 2008. The decrease in professional services was primarily due to the outsourcing of the Company's internal audit function and fewer general corporate projects.

        Total occupancy expense and equipment expense decreased by $742,000 to $6.7 million for the twelve months ended December 31, 2009, as compared to $7.4 million for the same period in 2009 primarily due to decreases in expenses related to building leases, equipment maintenance and equipment depreciation.

        Salaries and employee benefits, the largest component of non-interest expense was $22.1 million for both the twelve months ended December 31, 2009 and 2008. Full-time equivalent employees for the Company were 283 and 293 at December 31, 2009 and 2008, respectively. The decrease in FTE employees from 2008 to 2009 was attributable to a decrease in operational staff as a result of improved efficiencies through the implementation of corporate-wide cost reduction initiatives. Included in salaries and benefits for 2009 and 2008 were stock-based compensation costs of $198,000 and $319,000, respectively. Total commissions paid for the year ended December 31, 2009 and 2008 were $1.4 million and $1.6 million, respectively.

        The Company's marketing and advertising expense include costs associated with market research, corporate donations, direct mail production and business development. Total marketing expense decreased $624,000 or 38.2% in 2009 compared to 2008 primarily due to a reduction in marketing costs associated with market research, media space, media production and special events.

        Expenses associated with outside processing services includes charges related to the Company's core operating software system, computer network and system upgrades, and data line charges. The expense for outside processing services increased by $649,000 to $4.0 million for the twelve months ended December 31, 2009, as compared to $3.3 million for the same period in 2008.

        Other expense includes utility expense, postage expense, stationary and supplies expense, as well as, other miscellaneous expense items.

Income Taxes

        An income tax benefit of $2.0 million and $1.9 million was recorded for the year ended December 31, 2009 and 2008, respectively. The income tax benefit for both years resulted from a pre-tax loss as well as from the benefits of tax-exempt income. Generally, the Company's effective tax rate is below the statutory rate due to tax-exempt earnings on loans, investments, and bank-owned life insurance, and the impact of tax credits. Included in the income tax benefit is a federal tax benefit related to our $5.0 million investment in an affordable housing, corporate tax credit limited partnership of $550,000 and $600,000 for the twelve months ended December 31, 2009 and 2008, respectively.

FINANCIAL CONDITION

        Total assets increased by 8.9% to $1.4 billion at December 31, 2010 from $1.3 billion at December 31, 2009. The Company successfully grew its assets (i) through commercial loan originations with lending focused on creditworthy consumers and businesses, with necessary consideration given to increased credit risks posed by the current economy and weak housing and real estate market, and (ii) through acquiring certain assets in the Allegiance Bank of North America ("Allegiance") acquisition. On November 19, 2010, the Bank acquired certain assets and assumed certain liabilities of Allegiance from the FDIC, as Receiver of Allegiance. Allegiance operated five community banking branches within Chester and Philadelphia counties. At December 31, 2010, total assets recorded related to Allegiance were $80.9 million (for additional information, refer to Note 6—FDIC-Assisted Acquisition of the consolidated financial statements).

Securities Portfolio

        The securities portfolio increased to $281.8 million at December 31, 2010, from $271.1 million at December 31, 2009 primarily due to the purchase of available for sale investments in U.S. Government agency securities, agency mortgage-backed debt securities and obligations of state and political subdivisions (for additional information, refer to Note 8—Securities Available for Sale and Securities Held to Maturity of the consolidated financial statements). Securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide pledging and liquidity. To accomplish these ends, most of the purchases in the portfolio during 2010 and 2009 were of agency mortgage-backed securities.

        The following table sets forth the amortized cost of the investment securities at its last three fiscal year ends:

	As of December 31,
	2010	2009	2008
	(Dollar amounts in thousands)
Securities Available For Sale
U.S. Government agency securities	$11,648	$23,087	$9,438
Agency residential mortgage-backed debt securities	216,956	183,104	151,782
Non-Agency collateralized mortgage obligations	13,663	22,970	34,163
Obligations of states and political subdivisions	33,141	33,436	26,582
Trust preferred securities—single issuer	500	500	500
Trust preferred securities—pooled	5,396	5,957	8,408
Corporate and other debt securities	1,117	2,444	4,264
Equity securities	3,345	3,368	3,398

Total	$285,766	$274,866	$238,535

	As of December 31,
	2010	2009	2008
	(Dollar amounts in thousands)
Securities Held to Maturity
Trust preferred securities—single issuer	$2,007	$2,012	$2,019
Trust preferred securities—pooled	650	1,023	1,041

Total	$2,657	$3,035	$3,060

        For financial reporting purposes, available for sale securities are carried at fair value.

Securities Portfolio Maturities and Yields

        The following table sets forth information about the maturities and weighted average yield on the Company's securities portfolio. Floating rate securities are included in the "Due in 1 Year or Less" bucket. Yields are not reported on a tax equivalent basis.

	Amortized Cost at December 31, 2010
	Due in 1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	No Stated Maturity	Total	Fair Value
	(Dollars in thousands except percentage data)
Securities Available For Sale
U.S. Government agency securities	$—	$—	$4,747	$6,901	$—	$11,648	$11,790
	—%	—%	4.35%	4.86%	—%	4.65%
Obligations of states and political subdivisions	$—	$—	$—	$33,141	$—	$33,141	$30,907
	—%	—%	—%	4.47%	—%	4.47%
Trust preferred securities—single issuer	$—	$—	$—	$500	$—	$500	$501
Trust preferred securities—pooled	—	—	—	5,396	—	5,396	484
Corporate and other debt securities	—	—	117	1,000	—	1,117	1,048
Equity securities	—	—	—	—	3,345	3,345	2,645

Total	$—	$—	$117	$6,896	$3,345	$10,358	$4,678

	—%	—%	5.19%	4.67%	2.62%	4.01%
Agency residential mortgage-backed debt securities	$—	$—	$—	$216,956	$—	$216,956	222,365
Non-Agency collateralized mortgage obligations	—	—	—	13,663	—	13,663	10,015

Total	$—	$—	$—	$230,619	$—	$230,619	$232,380

	—%	—%	—%	3.57%	—%	3.57%

	Amortized Cost at December 31, 2010
	Due in 1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	No Stated Maturity	Total	Fair Value
	(Dollars in thousands except percentage data)
Securities Held to Maturity
Trust preferred securities—single issuer	$—	$—	$—	$2,007	$—	$2,007	$1,873
Trust preferred securities—pooled	—	—	—	650	—	650	15

Total	$—	$—	$—	$2,657	$—	$2,657	$1,888

	—%	—%	—%	10.10%	—%	10.10%

        The securities portfolio included a net unrealized loss on available for sale securities of $6.0 million and $6.8 million at December 31, 2010 and 2009, respectively. In addition, net unrealized losses of $769,000 and $1.2 million were present in the held to maturity securities at December 31, 2010 and 2009, respectively. Changes in longer-term treasury interest rates, government monetary policy, the easing of underlying collateral and credit concerns, and dislocation in the current market were primarily responsible for the change in the fair market value of the securities.

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

  •
  Adverse condition specific to a particular investment

  •
  Rating agency activities (e.g., downgrade)

  •
  Financial condition of an issuer

  •
  Dividend activities

  •
  Suspension of trading

  •
  Management intent

  •
  Changes in tax laws or other policies

  •
  Subsequent market value changes

  •
  Economic or industry forecasts

        Other-than-temporary impairment means management believes the security's impairment is due to factors that could include the issuer's inability to pay interest or dividends, the issuer's potential for default, and/or other factors. When a held to maturity or available for sale debt security is assessed for other-than-temporary impairment, management has to first consider (a) whether the Company intends to sell the security, and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an other-than-temporary impairment loss is recognized in the statement of operations equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an other-than-temporary impairment loss has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors. In assessing the level of other-than-temporary impairment attributable to credit loss, management compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total other-than-temporary impairment related to credit loss is recognized in earnings (as the difference between the fair value and the present value of the estimated cash flows), while the amount related to other factors is recognized in other comprehensive income. The total other-than-temporary impairment loss is presented in the statement of operations, less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

Federal Home Loan Bank Stock

        The Company had $7.1 million and $5.7 million of FHLB stock at December 31, 2010 and 2009, respectively. As a result of the FDIC-assisted whole bank acquisition of Allegiance on November 19, 2010, the bank acquired $1.7 million in FHLB stock. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. Investment in FHLB stock is "restricted". Investment in FHLB stock is necessary to participate in FHLB programs.

Loans

        Loans, net of deferred loan fees, increased to $954.4 million at December 31, 2010 from $911.0 million at December 31, 2009, an increase of $43.4 million or 4.8%. Management has targeted the commercial loan portfolio as a key to the Company's continuing growth. Specifically, the Company has a commercial lending focus within the Reading, Pennsylvania and Philadelphia, Pennsylvania market areas targeting higher yielding commercial loans made to small and medium sized businesses. Through a strong commercial lending footprint in the Reading, Pennsylvania market and through acquisition and the expansion of the commercial lending staff in the Philadelphia, Pennsylvania market, the year over year growth in commercial and construction loans originated underscores the commercial customer focus as the commercial loan portfolio increased to $657.3 million at December 31, 2010, from $613.9 million at December 31, 2009, an increase of $43.4 million or 6.6%.

        Loans secured by one-to-four family residential real estate decreased to $153.4 million at December 31, 2010, from $169.0 million as of December 31, 2009, a decrease of $15.6 million or 9.2%. Loans secured by multi-family residential real estate increased to $53.6 million at December 31, 2010, from $39.0 million as of December 31, 2009, an increase of $14.6 million or 37.5%. The overall increase in residential real estate loans is attributable to an increase in the volume of mortgage loan originations generated through VIST Mortgage.

        Home equity and consumer lending increased 1.2 million, or 1.3%, to $91.2 million at December 31, 2010, from $90.0 million as of December 31, 2009. Consumer demand for these types of loans increased in 2010. Although the Company's focus primarily centered on the commercial customer, management remained disciplined in its pricing of consumer loans. Despite the numerous economic challenges faced in 2010, the Company was able to growth the home equity and consumer loan portfolio through the successful marketing of its Equilock consumer loan product which carries both a fixed and variable component allowing the consumer to lock and unlock the loan at the prevailing interest rate.

        For the most recent five years, the Company's loan portfolio consisted of the following categories:

	December 31,
	2010	2009	2008	2007	2006
	(Dollar amounts in thousands)
Commercial real estate, industrial and agricultural	$577,858	$512,238	$499,847	$450,353	$389,455
Real estate construction	78,294	100,713	89,556	79,414	96,163
Residential real estate	295,565	294,772	292,707	285,330	272,925
Consumer	2,646	3,241	4,195	5,901	6,240

Total	$954,363	$910,964	$886,305	$820,998	$764,783

        The table below presents maturities of (i) commercial real estate, industrial and agricultural loans and (ii) real estate construction loans, (iii) residential real estate loans and (iv) consumer loans, outstanding at December 31, 2010:

	Maturities of Outstanding Loans
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollar amounts in thousands)
Commercial real estate, industrial and agricultural	$135,262	$269,678	$172,918	$577,858
Real estate construction	53,130	12,125	13,039	78,294
Residential real estate	106,915	87,733	100,917	295,565
Consumer	1,538	842	266	2,646

Total	$296,845	$370,378	$287,140	$954,363

        The Bank is required to pledge residential and commercial real estate secured loans to collateralize its potential borrowing capacity with the FHLB. At December 31, 2010, the Bank had pledged approximately $713.5 million in loans to the FHLB to secure its maximum borrowing capacity.

Credit Quality and Risk

        Non-performing loans, consisting of loans on non-accrual status, loans past due 90 days or more and still accruing interest, and renegotiated troubled debt were $37.9 million at December 31, 2010, an increase from $33.2 million at December 31, 2009. Generally, loans that are more than 90 days past due are placed on non-accrual status. As a percentage of total loans, non-performing loans represented 3.97% at December 31, 2010 and 3.64% at December 31, 2009. The allowance for loan losses represents 39.0% of non-performing loans at December 31, 2010, compared to 34.5% at December 31, 2009 (see the Allowance for Loan Loss discussion on page 55).

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

        Impaired loans for all loan portfolio types, net of required specific reserves, totaled $39.6 million at December 31, 2010, compared to $33.9 million at December 31, 2009. The $5.7 million increase in non-performing loans from December 31, 2009 to December 31, 2010 is due primarily to continued economic difficulties experienced in the region. As of December 31, 2010, 97.7% of all impaired loans had current third party appraisals or evaluations of their collateral to measure impairment. For these impaired loans, the Bank takes immediate action to determine the current value of collateral securing its troubled loans. The remaining 2.3% of impaired loans were in process of being evaluated at December 31, 2010. During the ongoing supervision of a troubled loan, the Company performs a cash flow evaluation, obtains an appraisal update or obtains a new appraisal. The Company reviews all impaired loans on a quarterly basis to ensure that the market values are reasonable and that no further deterioration has occurred. If the evaluation indicates that the market value has deteriorated below the carrying value of the loan, either the entire loan or the partial difference between the market value and principal balance is charged-off unless there are material mitigating factors to the contrary. If a loan is not charged down, reserves are allocated to reflect the estimated collateral shortfall. Loans that have been partially charged-off are classified as non-performing loans for which none of the current loan terms have been modified. During 2010, there were $1.8 million in partial loan charge-offs. In order for an impaired loan not to have a specific valuation allowance it must be determined by the Company through a current evaluation that there is sufficient underlying collateral, after appropriate discounts have been applied, in excess of the carrying value.

        The recorded investment in impaired loans requiring an allowance for loan losses was $40.7 million at December 31, 2010 compared to $18.9 million at December 31, 2009. At December 31, 2010 and 2009, the related allowance for loan losses associated with those loans was $9.5 million and $6.8 million respectively. The gross recorded investment in impaired loans not requiring an allowance for loan losses was $8.4 million at December 31, 2010 as compared to $6.3 million at December 31, 2009. For 2010, and 2009, the average recorded investment in these impaired loans was $41.2 million and $18.6 million, respectively; and the interest income recognized on impaired loans was $1.5 million for 2010, $42,000 for 2009 and $33,000 for 2008.

        Loans on which the accrual of interest has been discontinued amounted to $26.5 million and $25.1 million at December 31, 2010 and 2009, respectively. Loan balances past due 90 days or more and still accruing interest but which management expects will eventually be paid in full, amounted to $600,000 and $1.8 million at December 31, 2010 and 2009, respectively. The loan balances past due 90 days or more and still accruing interest decreased in 2010 due to loans 90 days or more past due moving out of this category due to being brought current at December 31, 2010. Subsequent to December 31, 2010, loan balances past due 90 days or more and still accruing interest that are brought current will reduce the balance of outstanding loans in this category.

        The Company performs some troubled debt restructurings. Once the Company is contacted by a customer indicating the potential for default, a modification of terms in the form of interest only payments, term modification or rate reduction from normal bank requirements may occur. These loans will still be subjected to approval evaluations in a similar manner as a new loan origination. Included in the approval process is the reason for the restructuring, the length of time for the restructure and an exit plan for return to original loan terms. No loans are approved for indefinite restructurings. If a restructured loan defaults, it follows the same process as any other loan in default per Company policy.

        The Company continues to emphasize credit quality and believes that pre-funding analysis and diligent intervention at the first signs of delinquency will help to manage these levels.

        The following table is a summary of non-performing loans and renegotiated loans for the years presented. Not included in this table are an additional $4.7 million in non performing loans associated with covered loans assumed in the Allegiance acquisition that are covered under a loss share agreement with the FDIC.

Non-performing Loans

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Non-accrual loans:
Real estate	$24,482	$24,420	$2,947	$1,160	$1,317
Consumer	15	4	459	259	578
Commercial	2,016	716	7,298	2,133	2,094

Total	26,513	25,140	10,704	3,552	3,989
Loans past due 90 days or more and still accruing interest:
Real estate	594	1,664	28	331	47
Consumer	—	—	—	408	—
Commercial	—	147	112	2,266	46

Total loans past due 90 days or more	594	1,811	140	3,005	93
Troubled debt restructurings:
Real estate	8,913	5,938	—	—	—
Consumer	—	—	—	—	—
Commercial	3,925	307	285	267	319

Total troubled debt restructurings	12,838	6,245	285	267	319

Total non-performing loans	$39,945	$33,196	$11,129	$6,824	$4,401

        The following summary shows the impact on interest income of non-accrual and restructured loans for the year ended December 31, 2010 (in thousands):

Amount of interest income on loans that would have been recorded under original terms	$1,387
Interest income reported during the period	$93

Allowance for Loan Loss

        The allowance for loan losses at December 31, 2010 was $14.8 million, or 1.55% of outstanding loans, compared to $11.4 million or 1.26% of outstanding loans at December 31, 2009. In accordance with U.S. GAAP, the allowance for loan losses represents management's estimate of losses inherent in the loan and lease portfolio as of the balance sheet date and is recorded as a reduction to loans and leases. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Non-residential consumer loans are generally charged off no later than 90 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

        The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance, which is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan and lease portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

        The allowance consists of specific, general and unallocated components. The specific component relates to loans and leases that are classified as impaired. For such loans and leases, an allowance is established when the (i) discounted cash flows, or (ii) collateral value, or (iii) observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity loans, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for relevant qualitative factors. Separate qualitative adjustments are made for higher-risk criticized loans that are not impaired. These qualitative risk factors include:

  1.
  Lending policies and procedures, including underwriting standards and historical-based loss/collection, charge-off, and recovery practices.

  2.
  National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.

  3.
  Nature and volume of the portfolio and terms of loans.

  4.
  Experience, ability, and depth of lending management and staff.

  5.
  Volume and severity of past due, classified and nonaccrual loans as well as trends and other loan modifications.

  6.
  Quality of the Company's loan review system, and the degree of oversight by the Company's Board of Directors.

  7.
  Existence and effect of any concentrations of credit and changes in the level of such concentrations.

  8.
  Effect of external factors, such as competition and legal and regulatory requirements.

        Each factor is assigned a value to reflect improving, stable or declining conditions based on management's best judgment using relevant information available at the time of the evaluation.

        An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

        A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for all criticized and classified loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

        An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Company's impaired loans are measured based on the estimated fair value of the loan's collateral.

        For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals or evaluations. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

        For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower's financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

        For loans that are not rated as criticized or classified, the Company collectively evaluates the loans for impairment based upon homogeneous loan groups.

        Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate, an extension of a loan's stated maturity date or a change in the loan payment to interest-only. For troubled debt restructurings on loans that are accruing interest, the Company will continue to accrue interest based upon the modified terms. Troubled debt restructurings on loans not accruing interest are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are tested for impairment.

        The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower's overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans criticized as special mention have potential weaknesses that deserve management's close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass.

        In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management's comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

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

Allocation of Allowance for Loan Losses

	As of December 31,
	2010		2009		2008		2007		2006
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollar amounts in thousands, except percentage data)
Commercial	$8,960	61.2%	$4,745	56.2%	$6,851	56.4%	$6,125	54.9%	$6,451	50.9%
Residential Real Estate	5,366	36.7	6,170	43.4	263	43.1	233	44.4	216	48.3
Consumer	310	2.1	527	0.4	738	0.5	622	0.7	808	0.8

Total Allocated	14,636	100.0	11,442	100.0	7,852	100.0	6,980	100.0	7,475	100.0
Unallocated	154	—	7	—	272	—	284	—	136	—

Total	$14,790	100.0%	$11,449	100.0%	$8,124	100.0%	$7,264	100.0%	$7,611	100.0%

        The unallocated portion of the allowance is intended to provide for probable losses that are not otherwise accounted for and to compensate for the imprecise nature of estimating future loan losses. While allocations have been established for particular loan categories, management considers the entire allowance to be available to absorb probable losses in any category.

        The following tables set forth an analysis of the Company's allowance for loan losses for the years presented.

Analysis of the Allowance for Loan Losses

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance, beginning of year	$11,449	$8,124	$7,264	$7,611	$7,619
Charge-offs:
Commercial	500	1,226	3,613	1,087	708
Real estate	6,838	4,078	30	56	356
Consumer	45	173	430	405	241

Total	7,383	5,477	4,073	1,548	1,305
Recoveries:
Commercial	150	148	79	112	59
Real estate	347	52	—	53	94
Consumer	17	30	19	38	60

Total	514	230	98	203	213

Net charge-offs	6,869	5,247	3,975	1,345	1,092

Provision	10,210	8,572	4,835	998	1,084

Balance, end of Year	$14,790	$11,449	$8,124	$7,264	$7,611

Average loans(1)	$915,009	$895,598	$857,835	$791,440	$711,240
Ratio of net charge-offs to average loans	0.74%	0.58%	0.46%	0.17%	0.15%
Ratio of allowance for loan losses to total loans	1.55%	1.26%	0.92%	0.88%	1.00%

(1)
Excludes mortgage loans held for sale

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

        The Bank's Relationship Managers originate loan requests through a variety of sources which include the Bank's existing customer base, referrals from directors and various networking sources (accountants, attorneys, and realtors), and market presence. Over the past several years, the effectiveness of the Bank's Relationship Managers have been significantly increased through (1) the hiring of experienced commercial lenders in the Bank's geographic markets, (2) the Bank's continued participation in community and civic events, (3) strong networking efforts, (4) local decision making, and (5) consolidation and other changes which are occurring with respect to other local financial institutions.

        A credit loan committee comprised of senior management approves commercial and consumer loans with total loan exposures in excess of $2.0 million. The executive loan committee comprised of senior management and 5 independent members from the Board of Directors approves commercial and consumer loans with total exposures in excess of $4.5 million up to the Bank's legal lending limit. One of the affirmative votes on both the credit and/or executive loan committee must be either the Chief Credit Officer or the Chief Lending Officer in order to ensure that proper standards are maintained.

        Lending authorities are granted to individuals based on position and experience. All commercial loan approvals require dual signatures. Loans over $1,000,000 and up to $2,000,000 require the additional approval of the Chief Lending Officer ("CLO"), Chief Credit Officer ("CCO"), Senior Credit Officer and/or the Bank Chief Executive Officer ("CEO"). Loans in excess of $2,000,000 are presented to the Bank's Credit Committee, comprised of the Chief Lending Officer, Chief Credit Officer, Senior Credit Officer, Chief Risk Officer (non-voting), and selected market Executives. The Credit Committee can approve loans up to $4,500,000 and recommend loans to the Executive Loan Committee for approval up to the Bank's legal lending limit of approximately $16.0 million at December 31, 2010. The Executive Loan Committee is comprised of the Bank CEO, the Chief Lending Officer, the Chief Credit Officer, the Chief Financial Officer, Senior Credit Officer, the Chief Risk Officer (non-voting member) and selected Board members. At least one affirmative vote in both the Credit Committee and the Executive Loan Committee must come from the CCO or the CLO. Individual joint lending authority is granted based on the level of experience of the individual for commercial loan exposures under $2 million. Higher risk credits (as determined by internal loan ratings) and unsecured facilities (in excess of $100,000) require the signature of an officer with more credit experience.

        The Bank has established an "in-house" lending limit of 80% of its legal lending limit and, at December 31, 2010, the Bank had one loan relationship in excess of its in-house limit. One client had a loan exposure of $14.1 million that was approximately $2.0 million over the 80% in-house limit. Although Bank policy does not prohibit going over the 80% limit, these credits need to be generally considered of "high quality".

        The Bank does occasionally purchase or sell portions of large dollar amount commercial loans through participations with other financial institutions, but no significant participations occurred during 2010. The Bank also performs loans sales of retail mortgage loans on a regular basis. During 2010, the Bank received $44.4 million in proceeds from mortgage loan sales. The Bank does not buy or sell any retail consumer loans.

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

        Exception reporting is presented to the audit committee on a quarterly basis to ensure that the Bank remains in compliance with the FDIC limits on exceeding supervisory loan of the Bank's board of directors to value guidelines established for real estate secured transactions.

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

Covered Loans

        At December 31, 2010, the Company had $66.8 million of covered loans (covered under loss share agreements with the FDIC). Covered loans were recorded at fair value pursuant to the purchase accounting guidelines in FASB ASC 805—"Fair Value Measurements and Disclosures". Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, "Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality".

        The carrying value of covered loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $37.8 million at December 31, 2010. The fair value of the acquired loans not exhibiting evidence of credit impairment was determined by projecting contractual cash flows discounted at risk-adjusted interest rates.

        The carrying value of covered loans acquired and accounted for in accordance with ASC Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality," was $29.0 million at December 31, 2010. Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. Of the loans acquired with evidence of credit deterioration, some of the loans were aggregated into ten pools of loans based on common risk characteristics such as credit risk and loan type. Other loans acquired in the acquisition evidencing credit deterioration are recorded initially at the amount paid. For pools or loans or individual loans evidencing credit deterioration, the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the pool or loan's contractual principal and interest over expected cash flows is not recorded (nonaccretable difference). There were no material increases or decreases in the expected cash flows of covered loans in each of the pools between November 19, 2010 (the "acquisition date") and December 31, 2010. The Company recognized $47,000 of income on the loans acquired with evidence of credit deterioration in period since acquisition.

Deposits

        Total deposits were $1.1 billion and $1.0 billion at December 31, 2010 and 2009, respectively. A significant portion of the overall increase in deposits can be attributed to the assumed deposits from the Allegiance acquisition, which was $81.4 million at December 31, 2010. Non-interest bearing deposits increased to $122.5 million at December 31, 2010, from $102.3 million at December 31, 2009, an increase of $20.2 million or 19.7%. The increase in non-interest bearing deposits was primarily due to an increase in non-interest bearing personal accounts. Management continues its efforts to promote growth in these types of deposits, such as offering a free checking product, as a method to help reduce the overall cost of funds. Interest bearing deposits increased by $108.2 million or 11.8%, from $918.6 million at December 31, 2009 to $1.0 billion at December 31, 2010. The increase in interest bearing deposits was primarily due to an increase in interest bearing core deposits including time deposits maturing in one year or less.

        Management continues to promote interest-bearing deposits through a disciplined pricing strategy with a continuing emphasis on commercial and retail marketing programs.

Maturity of Certificates of Deposit of $100,000 or More

        The following table sets forth the Bank's certificates of deposit of $100,000 or more by maturity date.

At December 31, 2010
(in thousands)
Three Months or Less	$33,670
Over Three Through Six Months	77,829
Over Six Through Twelve Months	68,701
Over Twelve Months	113,503

Total	$293,703

 Average Deposits and Average Rates by Major Classification

        The following table sets forth the average balances of deposits and the average rates paid for the years presented.

	Year Ended December 31,
	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non-interest bearing demand	$111,791		$107,629		$107,642
Interest bearing demand	396,383	1.22%	301,403	1.48%	238,144	1.95%
Savings deposits	110,075	0.70%	77,823	0.97%	84,453	1.70%
Time deposits	452,587	2.44%	460,374	3.20%	351,011	4.22%

Total	$1,070,836		$947,229		$781,250

Borrowings

        Borrowed funds from various sources are generally used to supplement deposit growth. There were no Federal funds purchased at either December 31, 2010 or December 31, 2009. Federal funds purchased typically mature in one day. An increase in core deposit levels has reduced the need for the Company to borrow overnight funds. Short-term securities sold under agreements to repurchase were $6.8 million and $15.2 million at December 31, 2010 and 2009, respectively. Borrowings, representing advances from the FHLB, was $10.0 million and $20.0 million at December 31, 2010 and 2009, respectively. Long-term securities sold under agreements to repurchase were at $100.0 million at both December 31, 2010 and 2009.

        Information concerning short-term borrowings is summarized as follows:

	As of December 31,
	2010	2009	2008
	(Dollar amounts in thousands, except percentage data)
Federal funds purchased:
Average balance during the year	$3,650	$2,694	$76,307
Average rate during the year	0.50%	0.66%	2.35%
Securities sold under agreements to repurchase:
Average balance during the year	11,265	21,046	25,000
Average rate during the year	0.54%	0.99%	2.10%
Maximum month end balance of short-term borrowings during the year	$26,313	$29,444	$124,308

Shareholders' Equity

        Shareholders' equity increased by $7.0 million to $132.4 million at December 31, 2010, as compared to $125.4 million at December 31, 2009. The increase in stockholders' equity was primarily the result of $4.8 million (net of offering costs) received from the issuance of common stock and $4.0 million received from year-to-date earnings, offset by $2.5 million of dividends paid on common and preferred stock.

        On April 21, 2010, the Company entered into separate stock purchase agreements with two institutional investors relating to the sale of an aggregate of 644,000 shares of the Company's authorized but unissued common stock, par value $5.00 per share, at a purchase price of $8.00 per share. The Company completed the issuance of $4.8 million of common stock, net of related offering costs of $321,000, on May 12, 2010.

        The Company declared common stock cash dividends in 2010 of $0.20 per share and $0.30 per share in 2009. The following table presents a few ratios that are used to measure the Company's performance.

	Year Ended December 31,
	2010	2009	2008
Return on average assets	0.29%	0.05%	0.05%
Return on average equity	3.02%	0.51%	0.54%
Dividend payout ratio	53.69%	166.22%	503.89%
Average equity to average assets	9.73%	9.38%	8.95%

Regulatory Capital

        Federal bank regulatory agencies have established certain capital-related criteria that must be met by banks and bank holding companies. The measurements which incorporate the varying degrees of risk contained within the balance sheet and exposure to off-balance sheet commitments were established to provide a framework for comparing different institutions.

        Other than Tier 1 capital restrictions on the Company's junior subordinated debt discussed later, the Company is not aware of any pending recommendations by regulatory authorities that would have a material impact on the Company's capital, resources, or liquidity if they were implemented.

        The adequacy of the Company's regulatory capital is reviewed on an ongoing basis with regard to size, composition and quality of the Company's resources. An adequate capital base is important for continued growth and expansion in addition to providing an added protection against unexpected losses.

        An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders' equity less intangible assets, to average quarterly assets less intangible assets. The leverage ratio was 8.01% and 8.36% at December 31, 2010 and 2009, respectively. The decrease was primarily the result of an increase in average risk weighted assets due to the acquisition of Allegiance.

        As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy. Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments. For the Company, Tier 1 risk-based capital generally consists of common shareholders' equity less intangible assets plus the junior subordinated debt, and Tier 2 risk-based capital includes the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets. Any portion of the allowance for loan losses that exceeds the 1.25% limit of risk-weighted assets is disallowed for Tier 2 risk-based capital but is used to adjust the overall risk weighted asset calculation. At December 31, 2010, $2.4 million of the allowance for loan losses was disallowed for Tier 2 risk-based capital, but was used to adjust the overall risk weighted assets used in the regulatory ratio calculations. Under Tier 1 risk-based capital guidelines, any amount of net deferred tax assets that exceeds either forecasted net income for the period or 10% of Tier 1 risk-based capital is disallowed. At December 31, 2010, $198,000 of net deferred tax assets was disallowed in the Tier 1 risk-based capital calculation. By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier 1 risk-based capital. In addition, federal banking regulatory authorities have issued a final rule restricting the Company's junior subordinated debt to 25% of Tier 1 risk-based capital. Amounts of junior subordinated debt in excess of the 25% limit generally may be included in Tier 2 risk-based capital. The final rule provided a five-year transition period, ending March 21, 2009. In 2009, the Federal Reserve extended this transition period to March 21, 2011. This will allow bank holding companies more flexibility in managing their compliance with these new limits in light of the current conditions of the capital markets. At December 31, 2010, the entire amount of these securities was allowable to be included as Tier 1 risk-based capital for the Company. For the periods ended December 31, 2010 and December 31, 2009, the Company's regulatory capital ratios were above minimum regulatory guidelines.

        On December 19, 2008, the Company issued to the United States Department of the Treasury ("Treasury") 25,000 shares of Series A, Fixed Rate, Cumulative Perpetual Preferred Stock ("Series A Preferred Stock"), with a par value of $0.01 per share and a liquidation preference of $1,000 per share, and a warrant ("Warrant") to purchase 367,982 shares of the Company's common stock, par value $5.00 per share, for an aggregate purchase price of $25.0 million in cash.

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

        In December 2008, the Company infused $10.0 million of capital into the Bank.

        The following table sets forth the Company's capital ratios at December 31, 2010 and 2009:

	At December 31,
	2010	2009
	(Dollars amounts in thousands)
Tier 1 Capital
Common shareholders' equity excluding unrealized gains (losses) on securities	$132,447	$125,428
Disallowed intangible assets	(45,787)	(44,024)
Junior subordinated debt	18,287	19,508
Unrealized losses on available for sale debt securities	3,925	3,942

Total Tier 1 Capital	108,872	104,854

Tier 2 Capital
Allowable portion of allowance for loan losses	12,544	11,449

Total Tier 2 Capital	12,544	11,449

Total risk-based capital	$121,416	$116,303

Risk adjusted assets (including off-balance sheet exposures)	$1,001,299	$984,296

Leverage ratio	8.01%	8.36%
Tier I risk-based capital ratio	10.87%	10.65%
Total risk-based capital ratio	12.13%	11.82%

        Regulatory guidelines require the Company's Tier 1 capital ratios and the total risk-based capital ratios to be at least 4.0% and 8.0%, respectively.

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

        During 2002, the Company entered into an interest rate swap agreement with a notional amount of $5 million. This derivative financial instrument effectively converted fixed interest rate obligations of outstanding junior subordinated debt to variable interest rate obligations, decreasing the asset sensitivity of its balance sheet by more closely matching the Company's variable rate assets with variable rate liabilities. In September 2010, the fixed rate payer exercised a call option to terminate this interest rate swap.

        During 2008, the Company entered into two interest rate swap agreements with an aggregate notional amount of $15 million. This interest rate swap transaction involved the exchange of the Company's floating rate interest rate payment on $15.0 million in floating rate junior subordinated debt for a fixed rate interest payment without the exchange of the underlying principal amount.

        Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by interest rate swaps. In June of 2003, the Company purchased a six month LIBOR cap to create protection against rising interest rates for the above mentioned $5 million interest rate swap. This interest rate cap matured in March 2010.

        In October of 2010, the Company purchased a three month LIBOR interest rate cap to create protection against rising interest rates. The notional amount of this interest rate cap was $5 million and the initial premium paid for the interest rate cap was $206,000. At December 31, 2010, the recorded value of the interest rate cap was $300,000.

        Also, the Bank sells fixed and adjustable rate residential mortgage loans to limit the interest rate risk of holding longer-term assets on the balance sheet. The Company did not sell any fixed and adjustable rate loans in 2010 or 2009. In 2008, the Company sold $0.7 million of fixed and adjustable rate loans.

        At December 31, 2010, the Company was in a positive one-year cumulative gap position. Commercial adjustable rate loans increased $46.7 million or 9.5% from $491.7 million at December 31, 2009 to $538.4 million at December 31, 2010. Installment adjustable rate loans increased $2.0 million or 2.7% from $73.8 million at December 31, 2009 to $75.8 million at December 31, 2010. During 2010, targeted short-term interest rates remained low. Both the national prime rate and the overnight federal funds rates remained unchanged throughout 2010. Throughout 2010, the low interest rate environment contributed to lower yields on the Bank's adjustable and variable rate commercial and consumer loan portfolios as well as contributing to lower yields on federal funds sold and taxable investment securities. Also, decreases in interest-bearing core deposit and time deposit interest rates contributed to the reduction of the Bank's overall cost of funds. As a result of an ongoing industry-wide economic crisis fueled in part by a continued downturn in the housing market, the mortgage refinance market remained relatively flat in 2010 but did produce an increase in prepayments on loans and investment securities throughout the year. The increase in loan and investment securities prepayments helped limit extension risk within the fixed rate loan and investment securities portfolios. In order to augment the funding needs for new commercial and consumer loan originations and investment security purchases during 2010, interest-bearing core deposits and time deposits increased $108.2 million or 11.8% from $918.6 million at December 31, 2009 to $1.0 billion at December 31, 2010. These factors contributed to the Company's positive one-year cumulative gap position. In 2011, the Company will continue its strategy to originate fixed and adjustable rate commercial and consumer loans and use investment security cash flows and interest-bearing and non-interest bearing deposits to rebalance wholesale borrowings to maintain a more neutral gap position.

Interest Sensitivity Gap at December 31, 2010

	0 - 3 months	3 to 12 months	1 - 3 years	over 3 years
	(Dollars in thousands)
Interest bearing deposits and federal funds sold	$2,372	$—	$—	$—
Securities(1)(2)	35,456	58,092	73,045	122,283
Mortgage loans held for sale	3,695	—	—	—
Loans(2)	351,400	99,027	231,643	324,273

Total rate sensitive assets (RSA)	392,923	157,119	304,688	446,556

Interest bearing deposits(3)	26,460	79,381	211,684	211,488
Time deposits	66,009	217,995	194,056	19,756
Securities sold under agreements to repurchase	106,843	—	—	—
Borrowings	10,000	—	—	—
Junior subordinated debt	10,150	—	—	8,287

Total rate sensitive liabilities	219,462	297,376	405,740	239,531

Interest rate swap (notional)	(15,000)	—	—	—

As of December 31, 2010:
Interest sensitivity gap	$188,461	$(140,257)	$(101,052)	$207,025

Cumulative gap	$188,461	$48,204	$(52,848)	$154,177
RSA/RSL	1.8%	0.5%	0.8%	1.9%

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

        The Company also measures its near-term sensitivity to interest rate movements through simulations of the effects of rate changes upon its net interest income. Net interest income simulations evaluate the effect that interest rate changes have on the prepayment, repricing and maturity attributes of the Company's interest earning assets and interest bearing liabilities over the next twelve months. Interest rate movements of up 100, 200 and 300 basis points and down 100, 200 and 300 basis points, adjusted for activity in the current and forecasted interest rate environment, were applied to the Company's interest earning assets and interest bearing liabilities as of December 31, 2010. The results of these simulations on net interest income for 2010 are as follows:

Simulated % change in 2010 Net Interest Income
Assumed Changes in Interest Rates	% Change
-300	-3.7%
-200	-.3%
-100	-0.1%
0	0.0%
+100	1.2%
+200	1.2%
+300	-0.7%

        The Company also measures its longer-term sensitivity to interest rate movements through simulations of the effects of rate changes upon its economic value of shareholders' equity. Economic value of shareholders' equity simulations evaluate the effect that interest rate changes have on the prepayment, repricing and maturity attributes of the Company's interest earning assets and interest bearing liabilities over the life of each financial instrument. Interest rate movements of up 100, 200 and 300 basis points and down 100, 200 and 300 basis points, adjusted for activity in the current and forecasted interest rate environment, were applied to the Company's interest earning assets and interest bearing liabilities as of December 31, 2010. The results of these simulations on economic value of shareholders' equity for 2010 are as follows:

Simulated % change in Economic Value of Shareholders' equity
Assumed Changes in Basis Points	% Change
-300	6.8%
-200	7.5%
-100	5.4%
0	0.0%
+100	-6.4%
+200	-22.4%
+300	-33.0%

Liquidity and Funds Management

        Liquidity management ensures that adequate funds will be available to meet anticipated and unanticipated deposit withdrawals, debt servicing payments, investment commitments, commercial and consumer loan demand and ongoing operating expenses. Funding sources include principal repayments on loans and investment securities, sales of loans, growth in core deposits, short and long-term borrowings and repurchase agreements. Regular loan payments are typically a dependable source of funds, while the sale of loans and investment securities, deposit flows, and loan prepayments are significantly influenced by general economic conditions and level of interest rates. In 2010, the increase in impaired loans continued to lessen the dependability of regular loan payments.

        At December 31, 2010, the Company maintained $17.8 million in cash and cash equivalents primarily consisting of cash and due from banks. In addition, the Company had $279.8 million in available for sale securities and $2.0 million in held to maturity securities. Cash and investment securities totaled $299.6 million which represented 21.0% of total assets at December 31, 2010 compared to 22.8% at December 31, 2009.

        The Company considers its primary source of liquidity to be its core deposit base, which includes non-interest-bearing and interest-bearing demand deposits, savings, and time deposits under $100,000. This funding source has grown steadily over the years through organic growth and acquisitions and consists of deposits from customers throughout the Company's financial center network. The Company will continue to promote the growth of deposits through its financial center offices. At December 31, 2010, a portion of the Company's assets were funded by core deposits acquired within its market area and by the Company's equity. These two components provide a substantial and stable source of funds.

Off-Balance Sheet Arrangements

        The Company's financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments, at December 31, 2010 totaled $212.4 million. This consisted of $41.8 million in commercial real estate and construction loans, $38.1 million in home equity lines of credit, $132.5 million in unused business lines of credit and $9.2 million in standby letters of credit. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Any amounts actually drawn upon, management believes, can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Contractual Obligations

        The following table represents the Company's aggregate contractual obligations to make future payments.

	December 31, 2010
	Less than 1 year	1 - 3 Years	4 - 5 Years	Over 5 Years	Total
	(Dollar amounts in thousands)
Time deposits	$284,004	$194,056	$19,411	$345	$497,816
Securities sold under agreements to repurchase(1)	100,000	—	—	—	100,000
Borrowings	10,000	—	—	—	10,000
Junior subordinated debt(1)	20,150	—	—	—	20,150
Operating leases	3,151	5,673	4,827	13,695	27,346
Unconditional purchase obligations	1,813	3,752	3,752	469	9,786

Total	$419,118	$203,481	$27,990	$14,509	$665,098

(1)
Classified based on the earliest date on which it may be redeemed and not contractual maturity.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        The discussion concerning the effects of interest rate changes on the Company's estimated net interest income for the year ended December 31, 2010 set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity" in Item 7 hereof, is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
VIST Financial Corp.
Wyomissing, Pennsylvania

        We have audited the accompanying consolidated balance sheets of VIST Financial Corp. and its subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2010. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VIST Financial Corp. and its subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VIST Financial Corp.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 21, 2011 expressed an unqualified opinion.

/s/ ParenteBeard LLC
Reading, Pennsylvania
March 21, 2011

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar in thousands, except share data)

	December 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$15,443	$18,487
Federal funds sold	1,500	8,475
Interest-bearing deposits in other banks	872	410

Total cash and cash equivalents	17,815	27,372
Mortgage loans held for sale	3,695	1,962
Securities available for sale	279,755	268,030
Securities held to maturity, fair value 2010—$1,888; 2009—$1,857	2,022	3,035
Federal Home Loan Bank stock	7,099	5,715
Loans, net of allowance for loan losses 2010—$14,790; 2009—$11,449	939,573	899,515
Covered loans	66,770	—
Premises and equipment, net	5,639	6,114
Other real estate owned	5,303	5,221
Covered other real estate owned	247	—
Identifiable intangible assets	3,795	4,186
Goodwill	41,858	39,982
Bank owned life insurance	19,373	18,950
FDIC prepaid deposit insurance	3,985	5,712
FDIC indemnification asset	7,003	—
Other assets	21,080	22,925

Total assets	$1,425,012	$1,308,719

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	$122,450	$102,302
Interest bearing	1,026,830	918,596

Total deposits	1,149,280	1,020,898
Securities sold under agreements to repurchase	106,843	115,196
Borrowings	10,000	20,000
Junior subordinated debt, at fair value	18,437	19,658
Other liabilities	8,005	7,539

Total liabilities	1,292,565	1,183,291

Shareholders' equity
Preferred stock: $0.01 par value; authorized 1,000,000 shares; $1,000 liquidation preference per share; 25,000 shares of Series A 5% (increasing to 9% in 2014) cumulative preferred stock issued and outstanding; Less: discount of $1,480 at December 31, 2010 and $1,908 at December 31, 2009	23,520	23,092
Common stock, $5.00 par value; authorized 20,000,000 shares; issued:
6,546,273 shares at December 31, 2010 and 5,819,174 shares at December 31, 2009	32,732	29,096
Stock warrant	2,307	2,307
Surplus	65,506	63,744
Retained earnings	12,960	11,892
Accumulated other comprehensive loss	(4,387)	(4,512)
Treasury stock: 10,484 shares at cost	(191)	(191)

Total shareholders' equity	132,447	125,428

Total liabilities and shareholders' equity	$1,425,012	$1,308,719

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Interest and dividend income:
Interest and fees on loans	$51,158	$49,900	$54,532
Interest on securities:
Taxable	10,920	11,453	9,942
Tax-exempt	1,646	1,253	959
Dividend income	59	115	393
Other interest income	304	19	12

Total interest and dividend income	64,087	62,740	65,838

Interest expense:
Interest on deposits	16,664	19,989	20,874
Interest on short-term borrowings	18	18	1,826
Interest on securities sold under agreements to repurchase	4,789	4,421	4,128
Interest on borrowings	408	1,509	2,372
Interest on junior subordinated debt	1,464	1,381	1,437

Total interest expense	23,343	27,318	30,637

Net interest income	40,744	35,422	35,201
Provision for loan losses	10,210	8,572	4,835

Net interest income after provision for loan losses	30,534	26,850	30,366

Non-interest income:
Customer service fees	2,046	2,443	2,964
Mortgage banking activities, net	1,082	1,255	897
Commissions and fees from insurance sales	11,915	12,254	11,284
Broker and investment advisory commissions and fees	737	714	813
Earnings on investment in life insurance	423	391	690
Other commissions and fees	1,901	1,933	1,688
Gain on sale of equity interest	1,875	—	—
Gains on sale of loans	—	—	47
Other income	797	565	826
Net realized gains (losses) on sales of securities	691	344	(7,230)
Total other-than-temporary impairment losses:
Total other-than-temporary impairment losses on investments	(869)	(5,569)	—
Portion of non-credit impairment loss recognized in other comprehensive loss	19	3,101	—

Net credit impairment loss recognized in earnings	(850)	(2,468)	—

Total non-interest income	20,617	17,431	11,979

Non-interest expense:
Salaries and employee benefits	21,979	22,134	22,078
Occupancy expense	4,415	4,160	4,707
Equipment expense	2,559	2,495	2,690
Marketing and advertising expense	1,022	1,011	1,635
Amortization of identifiable intangible assets	543	647	629
Professional services	3,093	2,480	2,594
Outside processing services	3,908	3,983	3,334
FDIC deposit and other insurance expense	2,128	2,479	1,262
Other real estate owned expense	4,245	2,562	834
Other expense	3,740	3,752	3,875

Total non-interest expense	47,632	45,703	43,638

Income (loss) before income taxes	3,519	(1,422)	(1,293)
Income tax benefit	(465)	(2,029)	(1,858)

Net income	3,984	607	565
Preferred stock dividends and discount accretion	(1,678)	(1,649)	—

Net income (loss) available to common shareholders	$2,306	$(1,042)	$565

Basic earnings (loss) per common share	$0.37	$(0.18)	$0.10

Diluted earnings (loss) per common share	$0.37	$(0.18)	$0.10

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended December 31, 2010, 2009 and 2008

(Dollars in thousands, except share data)

	Preferred Stock		Common Stock
								Accumulated Other Comprehensive Loss
	Number of Shares Issued	Liquidation Value	Number of Shares Issued	Par Value	Stock Warrant	Surplus	Retained Earnings		Treasury Stock	Total
Balance, January 1, 2008	—	$—	5,746,998	$28,735	$—	$63,940	$17,039	$(1,116)	$(2,006)	$106,592
Comprehensive loss:
Net income	—	—	—	—	—	—	565	—	—	565
Change in net unrealized gains (losses) on securities available for sale, net of tax effect	—	—	—	—	—	—	—	(6,718)	—	(6,718)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(6,153)

Issuance of preferred stock	25,000	25,000	—	—	—	—	—	—	—	25,000
Preferred stock discount accretion	—	(2,307)	—	—	—	—	—	—	—	(2,307)
Stock warrants	—	—	—	—	2,307	—	—	—	—	2,307
Additional consideration in connection with acquisitions (21,499 shares)	—	—	—	—	—	(137)	—	—	521	384
Common stock issued in connection with directors' compensation	—	—	10,808	54	—	139	—	—	—	193
Common stock issued in connection with director and employee stock purchase plans	—	—	10,623	53	—	88	—	—	—	141
Compensation expense related to stock options	—	—	—	—	—	319	—	—	—	319
Common stock cash dividends declared ($0.50 per share)	—	—	—	—	—	—	(2,847)	—	—	(2,847)

Balance, December 31, 2008	25,000	22,693	5,768,429	28,842	2,307	64,349	14,757	(7,834)	(1,485)	123,629
Comprehensive income:
Net income	—	—	—	—	—	—	607	—	—	607
Change in net unrealized gains (losses) on securities available for sale, net of tax effect and reclassification adjustments for restated losses and impairment charges	—	—	—	—	—	—	—	3,322	—	3,322

Total comprehensive income										3,929

Preferred stock discount accretion	—	399	—	—	—	—	—	—	—	399
Stock warrants	—	—	—	—	—	—	(399)	—	—	(399)
Reissuance of 57,870 shares of treasury stock	—	—	—	—	—	(870)	—	—	1,294	424
Restricted stock issued in connection with employee compensation	—	—	7,000	35	—	(35)	—	—	—	—
Common stock issued in connection with directors' compensation	—	—	28,243	141	—	77	—	—	—	218
Common stock issued in connection with director and employee stock purchase plans	—	—	15,502	78	—	25	—	—	—	103
Compensation expense related to stock options	—	—	—	—	—	198	—	—	—	198
Common stock cash dividends paid ($0.30 per share)	—	—	—	—	—	—	(1,732)	—	—	(1,732)
Preferred stock cash dividends paid or declared	—	—	—	—	—	—	(1,341)	—	—	(1,341)

Balance, December 31, 2009	25,000	23,092	5,819,174	29,096	2,307	63,744	11,892	(4,512)	(191)	125,428
Comprehensive income:
Net income	—	—	—	—	—	—	3,984	—	—	3,984
Change in net unrealized gains on securities available for sale, net of tax effect and reclassification adjustments for losses and impairment charges	—	—	—	—	—	—	—	544	—	544
Change in net unrealized losses on securities held to maturity, net of tax effect and reclassification adjustments for losses and impairment charges	—	—	—	—	—	—	—	(419)	—	(419)

Total comprehensive income										4,109

Issuance of common stock, net of costs of $321	—	—	644,000	3,220	—	1,611	—	—	—	4,831
Preferred stock discount accretion	—	428	—	—	—	—	—	—	—	428
Stock warrants	—	—	—	—	—	—	(428)	—	—	(428)
Restricted stock issued in connection with employee compensation	—	—	14,500	73	—	(73)	—	—	—	—
Common stock issued in connection with directors' compensation	—	—	58,569	293	—	50	—	—	—	343
Common stock issued in connection with director and employee stock purchase plans	—	—	10,030	50	—	26	—	—	—	76
Compensation expense related to stock options	—	—	—	—	—	148	—	—	—	148
Common stock cash dividends paid ($0.20 per share)	—	—	—	—	—	—	(1,238)	—	—	(1,238)
Preferred stock cash dividends paid or declared	—	—	—	—	—	—	(1,250)	—	—	(1,250)

Balance, December 31, 2010	25,000	$23,520	6,546,273	$32,732	$2,307	$65,506	$12,960	$(4,387)	$(191)	$132,447

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In thousands)

	Years Ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities
Net income	$3,984	$607	$565
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,210	8,572	4,835
Provision for depreciation and amortization of premises and equipment	1,288	1,332	1,470
Amortization of identifiable intangible assets	543	647	629
Deferred tax benefit	(674)	(3,958)	(345)
Director stock compensation	343	218	193
Net amortization of securities premiums and discounts	1,224	851	14
Amortization of mortgage servicing rights	114	150	202
Decrease in mortgage servicing rights	—	—	(6)
Accretion of fair value discounts related to FDIC receivable	(3)	—	—
Accretion of fair value discounts related to covered loans	(61)	—	—
Net realized losses on sales of other real estate owned	1,640	1,117	120
Impairment charge on investment securities recognized in earnings	850	2,468	—
Net realized (gains) losses on sales of securities	(691)	(344)	7,230
Gain on sale of equity interest	(1,875)	—	—
Proceeds from sales of loans held for sale	44,439	65,514	42,787
Net gains on sales of loans held for sale (included in mortgage banking activities)	(963)	(1,168)	(831)
Loans originated for sale	(45,209)	(64,025)	(41,074)
Realized gain on sale of premises and equipment	—	(25)	—
Earnings on bank owned life insurance	(423)	(398)	(695)
Decrease (increase) in FDIC prepaid deposit insurance	1,727	(5,712)	—
Compensation expense related to stock options	148	198	319
Net change in fair value of junior subordinated debt	(1,221)	1,398	(1,972)
Net change in fair value of interest rate swaps	1,027	(1,214)	1,407
Increase in accrued interest receivable and other assets	6,052	82	7,816
Decrease in accrued interest payable and other liabilities	(435)	(1,528)	(8,314)

Net Cash Provided by Operating Activities	22,034	4,782	14,350

Cash Flow From Investing Activities
Investment securities:
Purchases—available for sale	(146,953)	(182,598)	(182,595)
Principal repayments, maturities and calls—available for sale	68,638	77,405	33,631
Principal repayments, maturities and calls—held to maturity	51	—	—
Proceeds from sales—available for sale	73,579	65,912	91,376
Net increase in loans receivable	(57,519)	(41,232)	(70,022)
Proceeds from sale of loans	—	—	740
Net decrease in covered loans	1,986	—	—
Net decrease (increase) in Federal Home Loan Bank stock	283	—	(153)
Sales of other real estate owned	5,641	5,251	166
Proceeds from the sale of premises and equipment	—	259	—
Purchases of premises and equipment	(876)	(1,165)	(1,180)
Disposals of premises and equipment	65	76	11
Contingent payments	(250)	(250)	(1,750)
Net cash received from acquisitions	18,275	—	—

Net Cash Used In Investing Activities	(37,080)	(76,342)	(129,776)

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars In thousands)

	Years Ended December 31,
	2010	2009	2008
Cash Flow From Financing Activities
Net increase in deposits	34,584	170,298	137,955
Net decrease in federal funds purchased	—	(53,424)	(64,786)
Net (decrease) increase in short-term securities sold under agreements to repurchase	(8,353)	(4,890)	9,205
Proceeds from long-term debt	—	—	20,000
Repayments of long-term debt	(23,161)	(30,000)	(15,000)
Issuance of preferred stock, including stock warrant	—	—	25,000
Issuance of common stock	4,831	—	—
Reissuance of treasury stock	—	424	384
Proceeds from stock purchase plans	76	103	141
Cash dividends paid on preferred and common stock	(2,488)	(2,863)	(3,978)

Net Cash Provided By Financing Activities	5,489	79,648	108,921

(Decrease) increase in cash and cash equivalents	(9,557)	8,088	(6,505)
Cash and Cash Equivalents:
January 1	27,372	19,284	25,789

December 31	$17,815	$27,372	$19,284

Cash Payments For:
Interest	$23,569	$27,989	$30,421

Taxes	$600	$—	$703

Supplemental Schedule of Non-cash Investing and Financing Activities
Transfer of loans receivable to real estate owned	$7,252	$11,326	$736

Acquisitions (for more information, refer to Note 6—FDIC-Assisted Acquisition):
Assets acquired at fair value	$105,084	$—	$—
Liabilities assumed at fair value	(106,632)	—	—

Net liabilities assumed	$(1,548)	$—	$—

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation:

        On March 3, 2008, the Company changed its name from Leesport Financial Corp. to VIST Financial Corp. This re-branding initiative brought all the Leesport Financial Family of Companies under one new name and brand.

        The consolidated financial statements include the accounts of VIST Financial Corp. (the "Company"), a bank holding company, which has elected to be treated as a financial holding company, and its wholly-owned subsidiaries, VIST Bank (the "Bank"), VIST Insurance, LLC ("VIST Insurance") and VIST Capital Management, LLC ("VIST Capital"). As of December 31, 2010, the Bank's wholly-owned subsidiary was VIST Mortgage Holdings, LLC. All significant inter-company accounts and transactions have been eliminated.

Nature of Operations:

        The Bank provides full banking services. VIST Insurance provides risk management services, employee benefits insurance and personal and commercial insurance coverage through multiple insurance companies. VIST Capital provides investment advisory and brokerage services. VIST Mortgage Holdings, LLC provides mortgage brokerage services through its limited partnership agreements with unaffiliated third parties involved in the real estate services industry. First Leesport Capital Trust I, Leesport Capital Trust II and Madison Statutory Trust I are trusts formed for the purpose of issuing mandatory redeemable debentures on behalf of the Company. These trusts are wholly-owned subsidiaries of the Company, but are not consolidated for financial statement purposes. See "Junior Subordinated Debt" in Note 15 to the consolidated financial statements. The Company and the Bank are subject to the regulations of various federal and state agencies and undergo periodic examinations by various regulatory authorities.

Basis of Presentation:

        The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for year end financial information and with the instructions to Form 10-K. All significant inter-company accounts and transactions have been eliminated. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the results for the year ended December 31, 2010 have been included.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Subsequent Events:

        Effective April 1, 2009, the Company adopted FASB ASC 855, Subsequent Events. FASB ASC 855 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FASB ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred after December 31, 2010 through the date these financial statements were issued.

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

Significant Group Concentrations of Credit Risk:

        Most of the Company's banking, insurance and wealth management activities are with customers located within Berks, Schuylkill, Philadelphia, Montgomery, Chester and Delaware Counties, as well as, within other southeastern Pennsylvania market areas. Note 8 to the consolidated financial statements included in this Form 10-K details the Company's investment securities portfolio for both available for sale and held to maturity investments. Note 9 and Note 10 to the consolidated financial statements included in this Form 10-K details the Company's loan concentrations. Although the Company has a diversified loan portfolio, its debtors' ability to honor contracts is influenced by the region's economy.

Reclassifications:

        Certain amounts previously reported have been reclassified to conform to the financial statement presentation for 2010. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents:

        For purposes of reporting the consolidated statement of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing demand deposits with banks, and federal funds sold. Generally, federal funds sold are for one-day periods.

Investment Securities and Related Impairment Evaluation:

        Certain debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. For the years ended December 31, 2010, 2009 and 2008, respectively, there were no securities classified as trading, therefore, there were no gains or losses included in earnings that were a result of transfers of securities from the available for sale category into a trading category. There were no sales or transfers from securities classified as held to maturity.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

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

Federal Home Loan Bank Stock and Related Impairment Evaluation:

        The Bank is required to maintain certain amounts of FHLB stock as a member of the FHLB. These equity securities are "restricted" in that they can only be sold back to the respective institutions or another member institution at par, therefore, they are less liquid than other tradable equity securities and are carried at amortized cost.

        The FHLB of Pittsburgh announced in December 2008 that it voluntarily suspended the payment of dividends and the repurchase of excess capital stock from member banks. The FHLB last paid a dividend in the third quarter of 2008. Accounting guidance indicates that an investor in FHLB Pittsburgh capital stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that should reflect the investor's view of FHLB Pittsburgh's long-term performance, which includes factors such as its operating performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes on FHLB Pittsburgh, and accordingly, on the members of FHLB Pittsburgh and its liquidity and funding position. Based on the financial results of the FHLB for the year-ended December 31, 2010 and 2009, management believes that the suspension of both the dividend payments and excess capital stock repurchase is temporary in nature. In the fourth quarter of 2010, as a result of improved core earnings and a decrease in OTTI charges on non-agency investment securities, the FHLB repurchased stock totaling $283,000 from the Bank. Management further believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding and has concluded that its investment in FHLB stock is not other-than-temporarily impaired. After evaluating all of these considerations, the Company believes the par value of its shares will be recovered. Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

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

        The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Allowance for Loan Losses:

        In accordance with U.S. GAAP, the allowance for loan losses represents management's estimate of losses inherent in the loan and lease portfolio as of the balance sheet date and is recorded as a reduction to loans and leases. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Non-residential consumer loans are generally charged off no later than 90 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

        The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance, which is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan and lease portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

        The allowance consists of specific, general and unallocated components. The specific component relates to loans and leases that are classified as impaired. For such loans and leases, an allowance is established when the (i) discounted cash flows, or (ii) collateral value, or (iii) observable market price

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity loans, home equity lines of credit and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for relevant qualitative factors. Separate qualitative adjustments are made for higher-risk criticized loans that are not impaired. These qualitative risk factors include:

  1.
  Lending policies and procedures, including underwriting standards and historical-based loss/collection, charge-off, and recovery practices.

  2.
  National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.

  3.
  Nature and volume of the portfolio and terms of loans.

  4.
  Experience, ability, and depth of lending management and staff.

  5.
  Volume and severity of past due, classified and nonaccrual loans as well as trends and other loan modifications.

  6.
  Quality of the Company's loan review system, and the degree of oversight by the Company's Board of Directors.

  7.
  Existence and effect of any concentrations of credit and changes in the level of such concentrations.

  8.
  Effect of external factors, such as competition and legal and regulatory requirements.

        Each factor is assigned a value to reflect improving, stable or declining conditions based on management's best judgment using relevant information available at the time of the evaluation.

        An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

        A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for all criticized and classified loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

        An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Company's impaired loans are measured based on the estimated fair value of the loan's collateral.

        For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals or evaluations. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

        For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower's financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

        For loans that are not classified as impaired, the Company collectively evaluates the loans for impairment based upon homogeneous loan groups.

        Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate, an extension of a loan's stated maturity date or a change in the loan payment to interest-only. For troubled debt restructurings on loans that are accruing interest, the Company will continue to accrue interest based upon the modified terms. Troubled debt restructurings on loans not accruing interest are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are tested for impairment.

        The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower's overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified as special mention have potential weaknesses that deserve management's close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

        In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management's comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Covered Loans

        In connection with the acquisition discussed in Note 6, the Bank has purchased loans of a failed bank, some of which have shown evidence of credit deterioration since origination. These purchased loans are recorded at the amount paid, such that there is no carryover of the seller's allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Of the loans acquired with evidence of credit deterioration, some of the loans were aggregated into ten pools of loans based on common risk characteristics such as credit risk and loan type. The cash flows expected over the life of the pools are estimated using an internal cash flow model that projects cash flows and calculates the carrying values of the pools, book yields, effective interest income and impairment, if any, based on pool level events. Assumptions as to cumulative loss rates and prepayment speeds are utilized to calculate the expected cash flows. Other loans acquired in the acquisition evidencing credit deterioration are recorded initially at the amount paid. For pools or loans or individual loans evidencing credit deterioration, the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the pool or loan's contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

        Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded as a provision for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

        Our determination of the initial fair value of loans purchased in the FDIC-assisted acquisitions involved a high degree of judgment and complexity. The carrying value of the acquired loans reflects management's best estimate of the amount to be realized from the acquired loan and lease portfolios. However, the amounts the Company actually realizes on these loans could differ materially from the carrying value reflected in these financial statements, based upon the timing of collections on the acquired loans in future periods, underlying collateral values and the ability of borrowers to continue to make payments.

        Purchased performing loans are recorded at fair value, including a credit discount. Credit losses on acquired performing loans are estimated based on analysis of the performing portfolio. Such estimated credit losses are recorded as non-accretable discounts in a manner similar to purchased impaired loans. The fair value discount other than for credit loss is accreted as an adjustment to yield over the estimated lives of the loans. Interest is accrued daily on the outstanding principal balances of purchased performing loans. Fair value adjustments are also accreted into income over the estimated lives of the loans on a level yield basis.

        Prospective losses incurred on Covered loans are eligible for partial reimbursement by the FDIC under loss sharing agreements. Subsequent decreases in the amount expected to be collected result in a

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

provision for credit losses, an increase in the allowance for loan losses, and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected result in the reversal of any previously-recorded provision for credit losses and related allowance for loan loss and adjustments to the FDIC receivable, or prospective adjustment to the accretable yield if no provision for credit losses had been recorded. No allowance for loan losses has been recorded against Covered loans as of December 31, 2010.

        In accordance with the loss sharing agreements with the FDIC, certain expenses relating to covered assets of external parties such as legal, property taxes, insurance, and the like may be reimbursed by the FDIC at 70% or if certain levels of reimbursement are reached, 80%, as defined. Such qualifying future expenditures on covered assets will result in an increase to the FDIC receivable.

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

        These loans are all sold 100% servicing released to various financial institutions, usually within a 30 day period after origination. The loans are generally sold to institutions approved by the Company. Loan sales are typically subject to recourse agreements ranging from 90 to 150 days. Recourse only becomes an issue in the instance of payment delinquency or fraud during the recourse period which rarely occurs due to the strictness of the underwriting guidelines. The Company does not engage in any subprime lending. These loan sales are not subject to any other agreements or indemnifications. The Company is not currently involved in any servicing, pooling or securitization of these loans. There are no reserves set up for any contingencies or litigation that may occur with regard to this portfolio due to the portfolio's immateriality to the Company's balance sheet.

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

Other Real Estate Owned

        Other real estate owned ("OREO") includes assets acquired through foreclosure, deed in-lieu of foreclosure, and loans identified as in-substance foreclosures. A loan is classified as an in-substance foreclosure when effective control of the collateral has been taken prior to completion of formal foreclosure proceedings. OREO is held for sale and is recorded at fair value of the property, based on current independent appraisals obtained at the time of acquisition less estimated costs to sell. Costs to

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

maintain OREO and subsequent gains and losses attributable to OREO liquidation are included in the Consolidated Statements of Operations in other income and other expense as realized. No depreciation or amortization expense is recognized.

Covered Other Real Estate Owned

        Other real estate acquired through foreclosure covered under loss sharing agreements with the FDIC is reported exclusive of expected reimbursement cash flows from the FDIC. Subsequent decreases to the estimated recoverable value of covered other real estate result in a reduction of covered other real estate, and a charge to non-interest expense, and an increase in the FDIC receivable for the estimated amount to be reimbursed, with a corresponding amount recorded in non-interest expense.

Premises and Equipment:

        Land and land improvements are stated at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is calculated principally on the straight-line method over the respective assets estimated useful lives as follows:

Years
Buildings and leasehold improvements	10 - 40
Furniture and equipment	3 - 10

Transfer of Financial Assets:

        Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Company, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (iii) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Bank-Owned Life Insurance:

        The Bank invests in bank owned life insurance ("BOLI") as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies is reflected in non-interest income on the consolidated statements of operations.

FDIC Indemnification Asset

        Under the terms of the loss sharing agreements with the FDIC, which is a significant component of the acquisition discussed in Note 6, the FDIC will absorb 70% of the losses and certain related expenses and share in loss recoveries on loans and other real estate owned covered under the loss share agreements. The FDIC indemnification asset is measured separately from each of the covered

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

asset categories. The indemnification asset represents the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets based on the credit adjustment estimated for each covered asset and the loss sharing percentages. These cash flows are discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The FDIC indemnification asset will be reduced as losses are recognized on covered assets and loss sharing payments are received from the FDIC. Realized losses in excess of acquisition date estimates will increase the FDIC indemnification asset and the indemnifiable loss recovery is recorded in other income. Conversely, if realized losses are less than initial estimates, the FDIC indemnification asset will be reduced by a charge to earnings.

FDIC Assisted Acquisition

        U.S. GAAP requires that the acquisition method of accounting, formerly referred to as purchase method, be used for all business combinations and that an acquirer be identified for each business combination. Under U.S. GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. U.S. GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date.

        The Company's wholly-owned subsidiary acquired Allegiance Bank of North America ("Allegiance") headquartered in Bala Cynwyd, Pennsylvania. The acquisition was completed with the assistance of the Federal Deposit Insurance Corporation ("FDIC"). The acquired assets and assumed liabilities of Allegiance were measured at estimated fair value as of the date of the acquisition. Management made significant estimates and exercised significant judgment in accounting for the acquisition of Allegiance. Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, and estimated loss factors to measure fair values for loans. Other real estate acquired through foreclosure was valued based upon pending sales contracts and appraised values, adjusted for current market conditions. Management used quoted or current market prices to determine the fair value of investment securities, short-term borrowings and long-term obligations that were assumed from Allegiance.

Stock-Based Compensation:

        On January 1, 2006, the Company transitioned to fair-value based accounting for stock-based compensation using the modified-prospective transition method. Under the modified-prospective method, the Company is required to record compensation cost for new awards and to awards modified, purchased or cancelled after January 1, 2006. Additionally, compensation cost for the portion of non-vested awards (awards for which the requisite service has not been rendered) that were outstanding as of January 1, 2006 are being recognized prospectively over the remaining vesting period of such awards.

Mortgage Servicing Rights:

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

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

Note 1. Summary of Significant Accounting Policies (Continued)

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

        Given the timing of the completion of management's annual impairment test (December 31, 2010 as of October 31, 2010) and the evaluation of the relevant inputs that form the basis for management's estimate for the fair value of each reporting unit, management concluded that there has not been significant deterioration in the underlying inputs and assumptions which would lead it to conclude an interim goodwill impairment test was required.

        As of the time of the annual goodwill impairment test for 2010, the "Fair Value" of one of the units was less than the carrying amount. Therefore, a second step test was required. As a result of the third party valuation analysis and the second step test, the Company determined that no goodwill impairment write-off was necessary for the twelve months ended December 31, 2010. The Company's stock, like the stock of many other financial services companies, is trading below both book value as well as tangible book value. The Company believes that the current market value does not represent the fair value of the Company when taken as a whole and in consideration of other relevant factors

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

Income Taxes:

        The calculation of the provision for federal and state income taxes is complex and requires the use of estimates and judgments. In the Company's consolidated balance sheet, the Company maintains two accruals for income taxes: the Company's income tax payable represents the estimated amount currently due to the federal and state government and is reported as a component of other liabilities; the Company's deferred federal and state income tax asset or liability are reported as a component of other assets" and represent the estimated impact of temporary differences between how the Company recognizes its assets and liabilities under U.S. GAAP, and how such assets and liabilities are recognized under the federal and state tax codes.

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

        From time to time, the Company engages in business transactions that may have an effect on its tax liabilities. Where appropriate, the Company obtains opinions of outside experts and has assessed the relative merits and risks of the appropriate tax treatment of business transactions taking into account statutory, judicial, and regulatory guidance in the context of the tax position. However, changes to the Company's estimates of accrued taxes can occur due to changes in tax rates, implementation of new business strategies, resolution of issues with taxing authorities regarding previously taken tax positions and newly enacted statutory, judicial, and regulatory guidance. Such changes could affect the amount of our accrued taxes and could be material to the Company's financial position and/or results of operations. (See Note 18 to the consolidated financial statements.)

Equity Method Investment:

        On December 29, 2003, the Bank entered into a limited partner subscription agreement with Midland Corporate Tax Credit XVI Limited Partnership, where the Bank receives special tax credits and other tax benefits. The Bank subscribed to a 6.2% interest in the partnership, which is subject to an adjustment depending on the final size of the partnership at a purchase price of $5.0 million. This investment of $2.8 million and $3.2 million is recorded in other assets as of December 31, 2010 and 2009, respectively, and is not guaranteed; therefore, it is accounted for in accordance with FASB ASC 970, "Accounting for Investments in Real Estate Ventures" using the equity method.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

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

        The Company's insurance, investment and mortgage banking operations are managed separately from the Bank. The mortgage banking operation offers residential lending products and generates revenue primarily through gains recognized on loan sales. VIST Insurance provides coverage for commercial, individual, surety bond, and group and personal benefit plans. VIST Capital Management provides services for individual financial planning, retirement and estate planning, investments, corporate and small business pension and retirement planning (See Note 23—Segment and Related Information, for segment related information on mortgage banking, VIST Insurance and VIST Capital Management).

Marketing and Advertising:

        Marketing and advertising costs are expensed as incurred.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

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

        During 2002, the Company entered into an interest rate swap to convert its fixed rate trust preferred securities to floating rate debt. Both the interest rate swap and the related debt are recorded on the balance sheet at fair value through adjustments to other expense. In 2010, a premium of $272,000 was paid to the Company resulting from a counterparty exercising a call option to terminate this interest rate swap, which was recognized in other income during the twelve months ended December 31, 2010.

        During 2003, the Company also entered into an interest rate cap agreement to limit its exposure to the variable rate interest achieved through the interest rate swap. The interest rate cap was not designated as a cash flow hedge and thus, it is carried on the balance sheet in other assets at fair value through adjustments to interest expense. This interest rate cap matured in March 2010.

        During 2008, the Company entered into two interest rate swaps to manage its exposure to interest rate risk. The interest rate swap transactions involved the exchange of the Company's floating rate interest rate payment on its $15.0 million in floating rate junior subordinated debt for a fixed rate interest payment without the exchange of the underlying principal amount. These interest rate swaps are recorded on the balance sheet at fair value through adjustments to other income in the consolidated results of operations.

        In October of 2010, the Company purchased a three month LIBOR interest rate cap to create protection against rising interest rates. The notional amount of this interest rate cap was $5.0 million and the initial premium paid for the interest rate cap was $206,000. At December 31, 2010, the recorded value of the interest rate cap was $300,000. This interest rate cap is recorded on the balance sheet at fair value through adjustments to other income in the consolidated statements of operations.

Note 2. Earnings Per Common Share:

        Basic earnings per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if options to issue common stock were exercised. Potential common shares that may be issued related to outstanding stock options are determined using the treasury stock method. Stock options with exercise prices that exceed the average market price of the Company's common stock during the periods presented are excluded from the dilutive earrings per common share calculation. For the years ended December 31, 2010, 2009 and 2008, anti-dilutive common stock options totaled 579,270, 645,036 and 506,632, respectively.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Earnings Per Common Share: (Continued)

        The Company's calculation of earnings (loss) per common share for the years ended December 31, 2010, 2009, and 2008 is presented below:

	Net Income (Loss) (numerator)	Weighted Average Common Shares (denominator)	Per Share Amount
	(In thousands except per share data)
2010
Basic earnings per common share:
Net income available to common shareholders	$2,306	6,275	$0.37
Effect of dilutive stock options	—	43	—

Diluted earnings per share:
Net income available to common shareholders plus assumed conversion	$2,306	6,318	$0.37

2009
Basic loss per common share:
Net loss available to common shareholders	$(1,042)	5,781	$(0.18)
Effect of dilutive stock options	—	—	—

Diluted loss per common share:
Net loss available to common shareholders plus assumed conversion	$(1,042)	5,781	$(0.18)

2008
Basic earnings per common share:
Net income available to common shareholders	$565	5,689	$0.10
Effect of dilutive stock options	—	6	—

Diluted earnings per common share:
Net income available to common shareholders plus assumed conversion	$565	5,695	$0.10

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Comprehensive Income: (Continued)

        The components of other comprehensive income (loss) for the years ended December 31, 2010, 2009 and 2008, were as follows:

	Years Ended December 31,
	2010	2009	2008
	(Dollar amounts in thousands)
Net income	$3,984	$607	$565

Other comprehensive income (loss):
Change in unrealized holding gains (losses) on available for sale securities	895	3,679	(17,409)
Change in non-credit impairment losses on available for sale securities	139	(769)	—
Reclassification adjustment for credit related impairment on available for sale securities realized in income	481	2,468	—
Change in non-credit impairment losses on held to maturity securities	(1,004)	—	—
Reclassification adjustment for credit related impairment on held to maturity securities realized in income	369	—	—
Reclassification adjustment for investment (gains) losses realized in income	(691)	(344)	7,230

Net unrealized gains (losses)	189	5,034	(10,179)
Income tax effect	(64)	(1,712)	3,461

Other comprehensive income (loss)	125	3,322	(6,718)

Total comprehensive income (loss)	$4,109	$3,929	$(6,153)

Note 4. Recently Issued Accounting Standards:

        In January 2010, the FASB has issued ASU 2010-06, "Fair Value Measurements and Disclosures (ASC Topic 820)—Improving Disclosures about Fair Value Measurements". This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in ASC Subtopic 820-10. The FASB's objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends ASC Subtopic 820-10 to now require:

  •
  A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

  •
  In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

        In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

  •
  For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Recently Issued Accounting Standards: (Continued)

  •
  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

        ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The adoption of this new pronouncement did not have a material impact on the Company's consolidated financial statements.

        In March 2010, the FASB issued ASU 2010-11 Derivatives and Hedging (Topic 815). This Update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption—one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. No significant impact was reported in the consolidated financial position or results of operations from the adoption of ASU 2010-11.

        In April 2010, the FASB issued (ASU) 2010-15 Financial Services—Insurance (Topic 944). This Update clarifies that an insurance entity should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer's interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for the benefit of a related party policy holder as defined in the Variable Interest Entities Subsections of Subtopic 810-10 and those Subsections require the consideration of related parties. This Update also amends Subtopic 944-80 to clarify that for the purpose of evaluating whether the retention of specialized accounting for investments in consolidation is appropriate, a separate account arrangement should be considered a subsidiary. The amendments do not require an insurer to consolidate an investment in which a separate account holds a controlling financial interest if the investment is not or would not be consolidated in the standalone financial statements of the separate account. The amendments also provide guidance on how an insurer should consolidate an investment fund in situations in which the insurer concludes that consolidation is required. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption. No significant impact to amounts reported in the consolidated financial position or results of operations have resulted or are expected from the adoption of ASU 2010-15.

        In July 2010, the FASB issued (ASU) 2010-20 Receivables (Topic 310) covering disclosures about the credit quality of financing receivables and the allowance for credit losses. This Update is intended to provide additional information and greater transparency to assist financial statement users in assessing an entity's credit risk exposures and evaluating the adequacy of its allowance for credit losses. The Update requires increased disclosures on the nature of the credit risk inherent in the entity's portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. Entities will need to provide a rollforward schedule of the allowance for credit losses for the reporting period

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Recently Issued Accounting Standards: (Continued)

with ending balances further disaggregated on the basis of impairment methods, the related recorded investments in financing receivables, the nonaccrual status of financing receivables by class and the impaired financing receivables by class. The Update will also require additional disclosures on credit quality indicators of financing receivables, the aging of past due financing receivables by class, the nature and extent of troubled debt restructurings by class with their effect on the allowance for credit losses, the nature and extent of financing receivables modified as troubled debt restructurings by class for the past 12 months that defaulted during the reporting period and significant purchases and sales of financing receivables during the reporting period. The amendments in this Update are effective for public entities for interim and annual reporting periods ending on or after December 15, 2010. The amendments in this Update encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. No significant impact to amounts reported in the consolidated financial position or results of operations are expected from the adoption of ASU 2010-20.

        In December 2010, the FASB issued (ASU) 2010-28 Intangibles—Goodwill and Other (Topic 350) covering when to perform step 2 of the Goodwill Impairment Test for reporting units with zero or negative carrying amounts. This Update is intended to modify step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts as these entities will be required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments in this Update are effective for all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing step 1 of the goodwill impairment test is zero or negative. For public entities, the amendments in this Update are effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. No significant impact to amounts reported in the consolidated financial position or results of operations are expected from the adoption of ASU 2010-28.

        In December 2010, the FASB issued (ASU) 2010-29 Business Combinations (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations. This Update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. No significant impact to amounts reported in the consolidated financial position or results of operations are expected from the adoption of ASU 2010-29.

        In January 2011, the FASB issued (ASU) 2011-01 Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This Update temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The amendments in this Update delay the effective date of the new disclosures about troubled debt restructurings for public entities and the coordination of the guidance for determining what constitutes a troubled debt restructuring until interim and annual periods ending after June 15, 2011. No significant impact to amounts reported in the consolidated financial position or results of operations are expected from the adoption of ASU 2011-01.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Acquisitions Including Goodwill and Other Intangible Assets

Acquisitions

        On September 1, 2008, the Company paid cash of $1.8 million for Fisher Benefits Consulting, an insurance agency specializing in group employee benefits, located in Pottstown, Pennsylvania. Fisher Benefits Consulting has become a part of VIST Insurance. As a result of the acquisition, VIST Insurance continues to expand its retail and commercial insurance presence in southeastern Pennsylvania counties. The results of Fisher Benefits Consulting operations have been included in the Company's consolidated financial statements since September 2, 2008. Included in the $1.8 million purchase price for Fisher Benefits Consulting was goodwill of $200,000 and identifiable intangible assets of $1.6 million. Contingent payments totaling $750,000, or $250,000 for each of the first three years following the acquisition, will be paid if certain predetermined revenue target ranges are achieved. These payments are expected to be added to goodwill when paid. The contingent payments could be higher or lower depending upon whether actual revenue earned in each of the three years following the acquisition is less than or exceeds the predetermined revenue goals. A contingent payment of $250,000 was made in both 2009 and 2010 as predetermined revenue targets were achieved.

        On April 30, 2010, VIST Insurance purchased a client list from KDN/Lanchester Corp for contingent payments estimated to be $231,000. Included in the purchase price was $78,000 and $152,000 of goodwill and intangible assets, respectively. The agreement between VIST Insurance and KDN/Lanchester Corp contains a purchase price consisting of a percentage of revenue for a three year period, after which all revenues generated from the use of the list will revert to VIST Insurance. As a result of this purchase, VIST Insurance expects to expand its retail and commercial presence in southeastern Pennsylvania.

        On November 19, 2010, the Bank acquired certain assets and assumed certain liabilities of Allegiance Bank of North America ("Allegiance") from the FDIC, as Receiver of Allegiance. Allegiance operated five community banking branches within Chester and Philadelphia counties. The Bank's bid to purchase Allegiance included the purchase of certain Allegiance assets at a discount of $5.9 million and time deposits at a premium of $534,000, in exchange for assuming certain Allegiance deposits and certain other liabilities. Based on the terms of this transaction, the FDIC paid the Company $1.8 million ($2.0 million less a settlement of approximately $200,000). As a result of the Allegiance acquisition, the Company recorded $1.5 million of goodwill. No cash or other consideration was paid by the Bank. This acquisition provides the Company with a significant market extension of our core markets. The franchise expansion gives the Company a quick and profitable entry into Philadelphia and the surrounding areas of Bala Cynwyd, Berwyn, Old City and Worcester. All of the goodwill acquired has been allocated to the Company's Banking and Financial Services segment (For additional information on this acquisition, refer to Note 6—FDIC-Assisted Acquisition).

Goodwill

        The Company had goodwill and other intangible assets of $45.7 million at December 31, 2010, related to the acquisition of its banking, insurance and wealth management companies. The Company utilizes a third party valuation service to perform its goodwill impairment test both on an interim and annual basis. A fair value is determined for the banking and financial services, insurance services and investment services reporting units. If the fair value of the reporting business unit exceeds the book value, then no impairment write down of goodwill is necessary (a Step One evaluation). If the fair value is less than the book value, then an additional test (a Step Two evaluation) is necessary to assess

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Acquisitions Including Goodwill and Other Intangible Assets (Continued)

goodwill for potential impairment. As a result of the goodwill impairment valuation analysis, the Company determined that no goodwill impairment write-off for any of its reporting units was necessary for the year ended December 31, 2010, however a Step Two evaluation was necessary for the banking and financial services reporting unit.

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

Framework for Interim Impairment Analysis

        The Company utilizes the following framework from FASB ASC 350 "Intangibles—Goodwill & Other" to evaluate whether an interim goodwill impairment test is required, given the occurrence of events or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include:

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

        When applying the framework above, management additionally considers that a decline in the Company's market capitalization could reflect an event or change in circumstances that would more likely than not reduce the fair value of reporting business unit below its carrying value. However, in considering potential impairment of goodwill, management does not consider the fact that our market capitalization is less than the carrying value of our Company to be determinative that impairment exists. This is because there are factors, such as our small size and small market capitalization, which do not take into account important factors in evaluating the value of our Company and each reporting business unit, such as the benefits of control or synergies. Consequently, management's annual process for evaluating potential impairment of our goodwill (and evaluating subsequent interim period indicators of impairment) involves a detailed level analysis and incorporates a more granular view of each reporting business unit than aggregate market capitalization, as well as significant valuation inputs.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Acquisitions Including Goodwill and Other Intangible Assets (Continued)

Annual and Interim Impairment Tests and Results

        Management estimates fair value annually utilizing multiple methodologies which include discounted cash flows, comparable companies and comparable transactions. Each valuation technique requires management to make judgments about inputs and assumptions which form the basis for financial projections of future operating performance and the corresponding estimated cash flows. The analyses performed require the use of objective and subjective inputs which include market-price of non-distressed financial institutions, similar transaction multiples, and required rates of return. Management works closely in this process with third party valuation professionals, who assist in obtaining comparable market data and performing certain of the calculations, based on information provided and assumptions made by management.

        FASB ASC 820 "Fair Value Measurements and Disclosures" defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell or transfer the asset or transfer the liability occurs in the principal market for the asset or liability, or in the absence of a principal market, the most advantageous market for the asset or liability. FASB ASC 820 further defines market participants as buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

        FASB ASC 820 establishes a fair value hierarchy to prioritize the inputs used in valuation techniques:

  1.
  Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

  2.
  Level 2 inputs are inputs other than quoted prices included in level 1 that are observable for the asset or liability through corroboration with observable market data

  3.
  Level 3 inputs are unobservable inputs, such as a company's own data

        The Company will continue to monitor the interim indicators noted in FASB ASC 350 to evaluate whether an interim goodwill impairment test is required, given the occurrence of events or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, absent those events, the Company will perform its annual goodwill impairment evaluation during the fourth quarter of 2011.

Consideration of Market Capitalization in Light of the Results of Our Annual and Interim Goodwill Assessments

        The Company's stock price, like the stock prices of many other financial services companies, is trading below both book value as well as tangible book value. We believe that the Company's current market value does not represent the fair value of the Company when taken as a whole and in consideration of other relevant factors. Because the Company is viewed by investors predominantly as a community bank, we believe our market capitalization is based on net tangible book value, reduced by nonperforming assets in excess of the allowance for loan losses. We believe that the market place ascribes effectively no value to the Company's fee-based reporting units, the assets of which are composed principally of goodwill and intangibles. Management believes that as a stand-alone business each of these reporting units has value which is not being incorporated in the market's valuation of the

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Acquisitions Including Goodwill and Other Intangible Assets (Continued)

Company reflected in the share price. Management also believes that if these reporting units were carved out of the Company and sold, they would command a sales price reflective of their current performance. Management further believes that if these reporting units were sold, the results of the sale would increase both the tangible book value (resulting from, among other things, the reduction in associated goodwill) and therefore market capitalization, given the market's current valuation approach described above.

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

        Two key inputs to the income approach were our future cash flow projection and the discount rate. For the insurance services reporting unit, a 17.5% discount rate was applied, which was based on recently reported expected internal rates of return by market participants in the financial services industry as well as to account for the execution risk inherent in achieving the projections provided by the Company. For the investment services unit, a 15.0% to 25.0% discount rate range was applied which was representative of the required returns of investment of a market participant and the risk inherent in such an investment.

        The table below presents the fair value, carrying amount, and goodwill associated with the insurance and investment services reporting units with respect to the annual goodwill impairment test completed as of October 31, 2010:

Results of Annual Goodwill Impairment Testing

Reporting Segment	Fair Value at 10/31/2010	Carrying Amount* at 10/31/2010	Goodwill at 10/31/2010
	(Dollar amounts in thousands)
VIST Insurance, LLC	$14,928	$13,352	$11,460
VIST Capital Management	1,687	1,359	1,021

	$16,615	$14,711	$12,481

*
Includes Goodwill

        The annual impairment assessment for our insurance services and investment services reporting units was completed in December 2010, with an effective date of October 31, 2010. The results of the impairment analysis indicated no goodwill impairment existed.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Acquisitions Including Goodwill and Other Intangible Assets (Continued)

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

        The table below presents the fair value, carrying amount, and goodwill associated with the banking and financial services reporting unit with respect to the annual goodwill impairment test completed as of December 31, 2010:

Results of Annual Goodwill Impairment Testing

Reporting Segment	Fair Value at 12/31/2010	Carrying Amount* at 12/31/2010	Goodwill at 12/31/2010
	(Dollar amounts in thousands)
VIST Bank	$104,409	$117,669	$29,316

	$104,409	$117,669	$29,316

*
Includes Goodwill

        The annual impairment assessment for the banking and financial services reporting unit was completed in February 2011, with an effective date of December 31, 2010. Based on the results of the Step One goodwill impairment evaluation, the estimated fair value was less than the carrying value of this reporting unit and, therefore, in accordance with FASB ASC 350-20, a Step Two analysis was required to determine if there was goodwill impairment of the reporting unit.

        A Step Two goodwill impairment evaluation was completed for the banking and financial services reporting unit. The Step Two evaluation consisted of the purchase price allocation method which, in determining the implied fair value of goodwill, the fair value of net assets (fair value of all assets other than goodwill, minus fair value of liabilities) is subtracted from the fair value of the reporting unit. Fair value estimates were made for all material balance sheet accounts to reflect the estimated fair value of the Company's unrecorded adjustments to assets and liabilities including: loans, investment securities, building, core deposit intangible, certificates of deposit and borrowings.

        Based on the results of the Step Two goodwill impairment evaluation, the fair value of the banking and financial services reporting units was more than its carrying amount, resulting in no goodwill impairment. In summary, management believes that its goodwill associated with its reporting units was not impaired as of December 31, 2010.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Acquisitions Including Goodwill and Other Intangible Assets (Continued)

        The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 were as follows:

	Banking and Financial Services	Insurance	Brokerage and Investment Services	Total
	(Dollar amounts in thousands)
Balance as of January 1, 2009	$27,768	$10,943	$1,021	$39,732
Contingent payments during 2009	—	250	—	250

Balance as of December 31, 2009	27,768	11,193	1,021	39,982
Goodwill acquired during 2010	1,548	78	—	1,626
Contingent payments during 2010	—	250	—	250

Balance as of December 31, 2010	$29,316	$11,521	$1,021	$41,858

Other Intangible Assets

        In accordance with the provisions of FASB ASC 350, the Company amortizes other intangible assets over the estimated remaining life of each respective asset. Amortizable intangible assets were composed of the following:

	December 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollar amounts in thousands)
Amortizable intangible assets:
Purchase of client accounts (20 year weighted average useful life)	$4,957	$1,481	$4,805	$1,232
Employment contracts (7 year weighted average useful life)	1,135	1,122	1,135	1,102
Assets under management (20 year weighted average useful life)	184	77	184	68
Trade name (20 year weighted average useful life)	196	196	196	196
Core deposit intangible (7 year weighted average useful life)	1,852	1,653	1,852	1,388

Total	$8,324	$4,529	$8,172	$3,986

Aggregate Amortization Expense:
For the year ended December 31, 2010	$543
For the year ended December 31, 2009	647
For the year ended December 31, 2008	629
Estimated Amortization Expense:
For the year ending December 31, 2011	476
For the year ending December 31, 2012	265
For the year ending December 31, 2013	265
For the year ending December 31, 2014	265
For the year ending December 31, 2015	265
Subsequent to 2015	2,259

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. FDIC-Assisted Acquisition

        On November 19, 2010, the Bank acquired certain assets and assumed certain liabilities of Allegiance Bank of North America ("Allegiance") from the FDIC, as Receiver of Allegiance. Allegiance operated five community banking branches within Chester and Philadelphia counties. The Bank's bid to purchase Allegiance included the purchase of certain Allegiance assets at a discount of $5.9 million and time deposits at a premium of $534,000, in exchange for assuming certain Allegiance deposits and certain other liabilities. Based on the terms of this transaction, the FDIC paid the Company $1.8 million ($2.0 million less a settlement of approximately $200,000), resulting in $1.5 million of goodwill. No cash or other consideration was paid by the Bank. The Bank and the FDIC entered into loss sharing agreements regarding future losses incurred on loans and other real estate acquired through foreclosure existing at the acquisition date. Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 70 percent of net losses on covered assets incurred up to $12.0 million, and 80 percent of net losses exceeding $12.0 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss sharing agreements with the FDIC, the Bank recorded an indemnification asset of $7.0 million at the time of acquisition (for additional information, refer to "FDIC Indemnification Asset" on page 86. As of December 31, 2010, the Company has not submitted any cumulative net losses for reimbursement to the FDIC under the loss-sharing agreements. The loss sharing agreements include clawback provisions should losses not meet the specified thresholds and other conditions not be met. Based on the current estimate of principal loss, the Company would not be subject to a clawback indemnification and no liability for this arrangement has been recognized in the consolidated financial statements.

        The acquisition of Allegiance was accounted for under the acquisition method of accounting. A summary of net assets acquired and liabilities assumed is presented in the following table. The purchased assets and assumed liabilities were recorded at the acquisition date fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available.

As of November 19, 2010
(in thousands)
Assets
Cash and due from banks	$16,283
Securities	7,221
FHLB stock	1,666
Covered loans, net of unearned income	68,696
Covered other real estate owned	358
Goodwill	1,548
FDIC Indemnification Asset	6,999
Other assets	1,839

Total assets acquired	$104,610

Liabilities
Deposits	93,797
FHLB advances	13,161
Other liabilities	(326)

Total liabilities assumed	$106,632

Cash received on acquisition	$2,022

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. FDIC-Assisted Acquisition (Continued)

        Results of operations for Allegiance prior to the acquisition date are not included in the consolidated statements of operations for the year ended December 31, 2010. Due to the significant amount of fair value adjustments, the resulting accretion of those fair value adjustments and the protection resulting from the FDIC loss sharing agreements, historical results of Allegiance are not relevant to the Company's results of operations. Therefore, no pro forma information is presented.

        U.S. GAAP prohibits carrying over an allowance for loan losses for impaired loans purchased in the Allegiance FDIC-assisted acquisition. On the acquisition date, the preliminary estimate of the unpaid principal balance for all loans evidencing credit impairment acquired in the Allegiance acquisition was $41.5 million and the estimated fair value of the loans was $30.3 million. Total contractually required payments on these loans, including interest, at the acquisition date was $46.8 million. However, the Company's preliminary estimate of expected cash flows was $36.4 million. At such date, the Company established a credit risk related non-accretable discount (a discount representing amounts which are not expected to be collected from the customer nor liquidation of collateral) of $10.3 million relating to these impaired loans, reflected in the recorded net fair value. Such amount is reflected as a non-accretable fair value adjustment to loans and a portion is also reflected in a receivable from the FDIC. The Bank further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $6.1 million on the acquisition date relating to these impaired loans.

        The carrying value of covered loans acquired and accounted for in accordance with ASC Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality," was determined by projecting contractual cash flows discounted at risk-adjusted interest rates. The table below presents the components of the purchase accounting adjustments related to the purchased impaired loans acquired in the Allegiance acquisition:

As of November 19, 2010
Unpaid principal balance	$41,459
Interest	5,321

Contractual cash flows	46,780
Non-accretable discount	(10,346)

Expected cash flows	36,434
Accretable difference	(6,104)

Estimated fair value	$30,330

        On the acquisition date, the preliminary estimate of the unpaid principal balance for all other loans acquired in the acquisition was $39.2 million and the estimated fair value of these loans was $38.4 million. The difference between unpaid principal balance and fair value of these loans which will be recognized in income on a level yield basis over the life of the loans, representing periods up to sixty months.

        At the time of acquisition, the Company also recorded a net FDIC Indemnification Asset of $7.0 million representing the present value of the FDIC's indemnification obligations under the loss sharing agreements for covered loans and other real estate. Such indemnification asset has been discounted by $465,000 for the expected timing of receipt of these cash flows.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Restrictions on Cash and Due from Banks

        The Federal Reserve Bank requires the Bank to maintain average reserve balances. For the year 2010 and 2009, the average of the daily reserve balances required to be maintained approximated $3.3 million and $4.5 million, respectively.

Note 8. Securities Available For Sale and Securities Held to Maturity

        The amortized cost and estimated fair values of securities available for sale and securities held to maturity were as follows at December 31, 2010 and 2009:

	December 31, 2010				December 31, 2009
Securities Available For Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollar amounts in thousands)
U.S. Government agency securities	$11,648	$366	$(224)	$11,790	$23,087	$160	$(350)	$22,897
Agency residential mortgage-backed debt securities	216,956	6,220	(811)	222,365	183,104	5,518	(719)	187,903
Non-Agency collateralized mortgage obligations	13,663	—	(3,648)	10,015	22,970	115	(5,255)	17,830
Obligations of states and political subdivisions	33,141	18	(2,252)	30,907	33,436	450	(246)	33,640
Trust preferred securities—single issuer	500	1	—	501	500	—	(80)	420
Trust preferred securities—pooled	5,396	—	(4,912)	484	5,957	13	(5,474)	496
Corporate and other debt securities	1,117	—	(69)	1,048	2,444	1	(107)	2,338
Equity securities	3,345	30	(730)	2,645	3,368	13	(875)	2,506

Total investment securities available for sale	$285,766	$6,635	$(12,646)	$279,755	$274,866	$6,270	$(13,106)	$268,030

	December 31, 2010
Securities Held To Maturity	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(Dollar amounts in thousands)
Trust preferred securities—single issuer	$2,007	$—	$2,007	$26	$(160)	$1,873
Trust preferred securities—pooled	650	(635)	15	—	—	15

Total investment securities held to maturity	$2,657	$(635)	$2,022	$26	$(160)	$1,888

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Securities Available For Sale and Securities Held to Maturity (Continued)

	December 31, 2009
	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(Dollar amounts in thousands)
Trust preferred securities—single issuer	$2,012	$—	$2,012	$5	$(257)	$1,760
Trust preferred securities—pooled	1,023	—	1,023	—	(926)	97

Total investment securities held to maturity	$3,035	$—	$3,035	$5	$(1,183)	$1,857

        The age of unrealized losses and fair value of related investment securities available for sale and investment securities held to maturity at December 31, 2010 and December 31, 2009 were as follows:

	December 31, 2010
	Less than Twelve Months			More than Twelve Months			Total
Securities Available for Sale	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
	(Dollar amounts in thousands)
U.S. Government agency securities	$4,244	$(224)	3	$—	$—	—	$4,244	$(224)	3
Agency residential mortgage-backed debt securities	43,774	(811)	21	—	—	—	43,774	(811)	21
Non-Agency collateralized mortgage obligations	1,510	(6)	1	7,450	(3,642)	8	8,960	(3,648)	9
Obligations of states and political subdivisions	27,200	(2,130)	31	965	(122)	2	28,165	(2,252)	33
Trust preferred securities—pooled	—	—	—	484	(4,912)	8	484	(4,912)	8
Corporate and other debt securities	934	(66)	1	114	(3)	1	1,048	(69)	2
Equity securities	989	(11)	1	1,031	(719)	22	2,020	(730)	23

Total investment securities available for sale	$78,651	$(3,248)	58	$10,044	$(9,398)	41	$88,695	$(12,646)	99

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Securities Available For Sale and Securities Held to Maturity (Continued)

	December 31, 2010
	Less than Twelve Months			More than Twelve Months			Total
Securities Held To Maturity	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
	(Dollar amounts in thousands)
Trust preferred securities—single issuer	$870	$(160)	1	$—	$—	—	$870	$(160)	1
Trust preferred securities—pooled	—	—	—	15	(635)	—	15	(635)	1

Total investment securities held to maturity	$870	$(160)	$1	$15	$(635)	$—	$885	$(795)	$2

	December 31, 2009
	Less than Twelve Months			More than Twelve Months			Total
Securities Available for Sale	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
	(Dollar amounts in thousands)
U.S. Government agency securities	$16,115	$(350)	9	$—	$—	—	$16,115	$(350)	9
Agency residential mortgage-backed debt securities	32,690	(719)	12	—	—	—	32,690	(719)	12
Non-Agency collateralized mortgage obligations	3,468	(368)	2	8,524	(4,887)	8	11,992	(5,255)	10
Obligations of states and political subdivisions	11,907	(246)	16	—	—	—	11,907	(246)	16
Trust preferred securities—single issue	—	—	—	420	(80)	1	420	(80)	1
Trust preferred securities—pooled	—	—	—	482	(5,474)	8	482	(5,474)	8
Corporate and other debt securities	138	(31)	1	924	(76)	1	1,062	(107)	2
Equity securities	1,041	(24)	2	687	(851)	22	1,728	(875)	24

Total investment securities available for sale	$65,359	$(1,738)	42	$11,037	$(11,368)	40	$76,396	$(13,106)	82

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Securities Available For Sale and Securities Held to Maturity (Continued)

	December 31, 2009
	Less than Twelve Months			More than Twelve Months			Total
Securities Held To Maturity	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
	(Dollar amounts in thousands)
Trust preferred securities—single issue	$—	$—	—	$720	$(257)	1	$720	$(257)	1
Trust preferred securities—pooled	—	—	—	97	(926)	1	97	(926)	1

Total investment securities held to maturity	$—	$—	—	$817	$(1,183)	2	$817	$(1,183)	2

        At December 31, 2010, there were 59 securities with unrealized losses in the less than twelve month category and 42 securities with unrealized losses in the twelve month or more category.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Securities Available For Sale and Securities Held to Maturity (Continued)

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

        If a decline in market value of a security is determined to be other than temporary, under generally accepted accounting principles, we are required to write these securities down to their estimated fair value. As of December 31, 2010, we owned single issuer and pooled trust preferred securities of other financial institutions, private label collateralized mortgage obligations and equity securities whose aggregate historical cost basis is greater than their estimated fair value (see table above). We reviewed all investment securities and have identified those securities that are other-than-temporarily impaired. The losses associated with these other-than-temporarily impaired securities have been bifurcated into the portion of non-credit impairment losses recognized in other comprehensive loss and into the portion of credit impairment losses recorded in earnings (see Note 3 to the consolidated financial statements). We perform an ongoing analysis of all investment securities utilizing both readily available market data and third party analytical models. Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, we will write them down through a charge to earnings to their then current fair value.

        A.    Obligations of U. S. Government Agencies and Corporations.    The net unrealized losses on the Company's investments in obligations of U.S. Government agencies were caused by changing credit spreads in the market as a result of current monetary policy and fluctuating interest rates. At December 31, 2010, the fair value of the U. S. Government agencies and corporations bonds represented 4.2% of the total fair value of the available for sale securities held in the investment securities portfolio. The contractual cash flows are guaranteed by an agency of the U.S. Government. Because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010. Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

        B.    Mortgage-Backed Debt Securities.    The net unrealized losses on the Company's investments in federal agency residential mortgage-backed securities and corporate (non-agency) collateralized mortgage obligations ("CMO") were primarily caused by changing credit and pricing spreads in the market and fluctuating interest rates. At December 31, 2010, federal agency residential mortgage-backed securities and collateralized mortgage obligations represented 79.5% of the total fair value of available for sale securities held in the investment securities portfolio and corporate (non-agency) collateralized mortgage obligations represented 3.6% of the total fair value of available for sale securities held in the investment securities portfolio. The Company purchased those securities at a price relative to the market at the time of the purchase. The contractual cash flows of those federal agency residential mortgage-backed securities are guaranteed by the U.S. Government. Because the decline in the market value of agency residential mortgage-backed debt securities is primarily attributable to changes in market pricing since the time of purchase and not credit quality, and because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider those investments to be

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Securities Available For Sale and Securities Held to Maturity (Continued)

other-than-temporarily impaired at December 31, 2010. Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

        As of December 31, 2010, the Company owned 9 corporate (non-agency) collateralized mortgage obligations in super senior or senior tranches of which 8 corporate (non-agency) collateralized mortgage obligations aggregate historical cost basis is greater than estimated fair value. At December 31, 2010, 1 non-agency CMO with an amortized cost basis of $1.5 million was collateralized by commercial real estate and 8 non-agency CMO's with an amortized cost basis of $12.2 million were collateralized by residential real estate. The Company uses a two step modeling approach to analyze each non-agency CMO issue to determine whether or not the current unrealized losses are due to credit impairment and therefore other-than-temporarily impaired. Step one in the modeling process applies default and severity vectors to each security based on current credit data detailing delinquency, bankruptcy, foreclosure and real estate owned (REO) performance. The results of the vector analysis are compared to the security's current credit support coverage to determine if the security has adequate collateral support. If the security's current credit support coverage falls below certain predetermined levels, step two is utilized. In step two, the Company uses a third party to assist in calculating the present value of current estimated cash flows to ensure there are no adverse changes in cash flows during the quarter leading to an other-than-temporary-impairment. Management's assumptions used in step two include default and severity vectors and prepayment assumptions along with various other criteria including: percent decline in fair value; credit rating downgrades; probability of repayment of amounts due and changes in average life. At December 31, 2010, no CMO qualified for the step two modeling approach. Because of the results of the modeling process and because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider these CMO investments to be other-than-temporarily impaired at December 31, 2010. Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

        C.    State and Municipal Obligations.    The net unrealized losses on the Company's investments in state and municipal obligations were primarily caused by changing credit spreads in the market as a result of current monetary policy and fluctuating interest rates. At December 31, 2010, state and municipal obligation bonds represented 11.1% of the total fair value of available for sale securities held in the investment securities portfolio. The Company purchased those obligations at a price relative to the market at the time of the purchase, and the tax advantaged benefit of the interest earned on these investments reduces the Company's federal tax liability. Because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010. Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

        D.    Corporate and Other Debt Securities and Trust Preferred Securities.    Included in corporate and other debt securities available for sale at December 31, 2010, was 1 asset-backed security and 1 corporate debt issues representing 0.4% of the total fair value of available for sale securities. The net unrealized losses on other debt securities relate primarily to changing pricing due to the ongoing economic downturn affecting these markets and not necessarily the expected cash flows of the individual securities. Due to market conditions, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time. Because the Company has analyzed the credit risk and cash flow characteristics of these securities and the Company

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Securities Available For Sale and Securities Held to Maturity (Continued)

has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

        Included in trust preferred securities were single issue, trust preferred securities ("TRUPS" or "CDO") representing 0.2% and 99.2% of the total fair value of available for sale securities and the total held to maturity securities, respectively, and pooled TRUPS representing 0.2% and 0.8% of the total fair value of available for sale securities and the total held to maturity securities, respectively.

        As of December 31, 2010, the Company owned 3 single issuer TRUPS and 8 pooled TRUPS of other financial institutions. At December 31, 2010, the historical cost basis of 1 single issuer TRUPS and 8 pooled TRUPS was greater than each security's estimated fair value. Investments in TRUPs included (a) amortized cost of $2.5 million of single issuer TRUPS of other financial institutions with a fair value of $2.4 million and (b) amortized cost of $6.0 million of pooled TRUPS of other financial institutions with a fair value of $499,000. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary with the exception of five pooled TRUPS which were other than temporarily impaired at December 31, 2010. For the three months ended December 31, 2010, the Company recognized a subsequent net credit impairment charge to earnings of $79,000 on 2 available for sale pooled TRUPS. For the twelve months ended December 31, 2010, the Company recognized a subsequent net credit impairment charge to earnings of $480,000 on 4 available for sale pooled TRUPS. Also for the twelve months ended December 31, 2010, the Company recognized an initial net credit impairment charge to earnings and a subsequent net credit impairment charge to earnings of $82,000 and $288,000, respectively, on 1 held to maturity pooled TRUPS. The total net credit impairment charge to earnings for the three and twelve months ended December 31, 2010 was $79,000 and $850,000, respectively, as the Company's estimate of projected cash flows it expected to receive for these TRUPs was less than the security's carrying value. For the three months ended December 31, 2010, the OTTI losses recognized on available for sale pooled trust preferred securities resulted primarily from continuing collateral default and deferrals as a result of current economic conditions affecting the financial services industry. For the twelve months ended December 31, 2010, the OTTI losses recognized on available for sale and held to maturity pooled trust preferred securities resulted primarily from changes in the underlying cash flow assumptions used in determining credit losses due to the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act. As of December 31, 2010, no OTTI charges were recorded on any of the single issuer TRUPs.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Securities Available For Sale and Securities Held to Maturity (Continued)

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

Prepayments

        Generally, TRUPS are callable within five to ten years of issuance. Due to current market conditions and the limited, eight year history of TRUPS, prepayments are difficult to predict. The model assumes that prepayments will be limited to those issuers that are acquired by large banks with low financing costs. In deference to the conventional view that the banking industry will undergo significant consolidation over the next several years, the model conservatively estimates that 10% of TRUP's pools will be acquired and recapitalized over the next 3 to 4 years. As a result of the recent passage of the Dodd-Frank ("Dodd-Frank") Wall Street Reform and Consumer Protection Act, prepayment assumptions for certain individual issuers within each TRUPS pool were modified. The Dodd-Frank bill contains a provision that eliminates the Tier 1 capital treatment of TRUP's for banks with total assets greater than $15 billion beginning in the first half of 2013. The model assumes that these larger banks would begin to call and prepay their TRUP's during this timeframe. In addition, the model assumes that certain individual issuers that are both profitable and well capitalized and currently paying fixed rates greater than 9% or floating rate with spreads greater than 325bps will begin to call

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Securities Available For Sale and Securities Held to Maturity (Continued)

and prepay their TRUP's in the middle of 2011. Beyond the middle of 2011, the model assumes a 5% prepayment every 5 years going forward. Thereafter, the model assumes no further prepayments.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Securities Available For Sale and Securities Held to Maturity (Continued)

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

        The following table provides additional information related to our single issuer trust preferred securities:

	December 31, 2010
	Amortized Cost	Fair Value	Gross Unrealized Gain/(Losses)	Number of Securities
	(in thousands)
Investment grades:
BBB rated	$977	$1,003	$26	1
Not rated	500	501	1	1
Not rated	1,030	870	(160)	1

Total	$2,507	$2,374	$(133)	$3

        There were no interest deferrals or defaults in any of the single issuer trust preferred securities in our investment portfolio as of December 31, 2010.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Securities Available For Sale and Securities Held to Maturity (Continued)

        The following table provides additional information related to our pooled trust preferred securities as of December 31, 2010:

Deal	Class	Amortized Cost	Fair Value	Unrealzied Gain/Loss	Lowest Credit Rating	# of Performing Issuers	Actual Deferral	Expected Deferral	Current Outstanding Collateral Balance	Current Tranche Subordination	Actual Defaults/ Deferrals as a % of Outstanding Collateral	Expected Defaults/ Deferrals as a % of Remaining Collateral	Excess Subordination as a % of Current Performing Collateral
	(Dollar amounts in thousands)
Pooled trust preferred available for sale securities for which an other-than-temporary inpairment charge has been recognized:
Holding #2	Class B-2	$656	$32	$(624)	Caa3 (Moody's)	17	$116,250	$10,000	$242,750	$33,000	47.9%	7.9%	0.0%
Holding #3	Class B	595	178	(417)	Caa3 (Moody's)	18	147,100	10,000	345,500	62,650	42.6%	5.0%	0.0%
Holding #4	Class B-2	1,001	32	(969)	Ca (Moody's)	22	109,750	—	280,000	38,500	39.2%	0.0%	0.0%
Holding #5	Class B-3	345	15	(330)	Ca (Moody's)	49	178,780	10,000	588,745	53,600	30.4%	2.4%	0.0%

	Total	$2,597	$257	$(2,340)

Pooled trust preferred held to maturity securities for which an other-than-temporary inpairment charge has been recognized:
Holding #9	Mezzanine	650	15	(635)	Caa1 (Moody's)	22	94,000	5,000	259,500	20,289	36.2%	3.0%	0.0%

	Total	$650	$15	$(635)

Pooled trust preferred available for sale securities for which an other-than-temporary inpairment charge has not been recognized:
Holding #6	Class B-1	1,300	163	(1,137)	CCC- (S&P)	15	$17,500	$—	$193,500	$108,700	9.0%	0.0%	18.2%
Holding #7	Class C	1,003	20	(983)	CCC- (S&P)	28	36,000	10,000	310,750	31,704	11.6%	3.6%	4.4%
Holding #8	Senior Subordinate	496	44	(452)	Baa2 (Moody's)	5	34,000	—	116,000	81,000	29.3%	0.0%	12.5%

	Total	$2,799	$227	$(2,572)

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

        E.    Equity Securities. Included in equity securities available for sale at December 31, 2010, were equity investments in 25 financial services companies.    The Company owns 1 qualifying Community Reinvestment Act ("CRA") equity investment with an amortized cost and fair value of approximately $1.0 million and $989,000, respectively. The remaining 25 equity securities have an average amortized cost of approximately $94,000 and an average fair value of approximately $66,000. Testing for other-than-temporary-impairment for equity securities is governed by FASB ASC 320-10 issued in April 2009. While equity securities with a fair value of $1.0 million have been below amortized cost for a period of more than twelve months, the Company believes the decline in market value of the equity investment in financial services companies is primarily attributable to changes in market pricing and not fundamental changes in the earning potential of the individual companies. For the twelve months ended December 31, 2010 and 2009, respectively, the Company did not recognize any net credit impairment charges to earnings. The Company has the intent and ability to retain its investment in its equity securities for a period of time sufficient to allow for any anticipated recovery in market value. The Company does not consider its equity securities to be other-than-temporarily-impaired as December 31, 2010.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Securities Available For Sale and Securities Held to Maturity (Continued)

        As of December 31, 2010, the fair value of all securities available for sale that were pledged to secure public deposits, repurchase agreements, and for other purposes required by law, was $226.9 million.

        The contractual maturities of investment securities at December 31, 2010, are set forth in the following table. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following summary.

	At December 31, 2010
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	4,864	4,949	—	—
Due after ten years	46,938	39,781	2,657	1,888
Agency residential mortgage-backed debt securities	216,956	222,365	—	—
Non-agency collateralized mortgage obligations	13,663	10,015	—	—
Equity securities	3,345	2,645	—	—

	$285,766	$279,755	$2,657	$1,888

        Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to the scheduled maturity without penalty.

        The following gross gains (losses) were realized on sales of investment securities available for sale included in earnings for the years ended December 31, 2010 and 2009:

	Year ended December 31,
	2010	2009
	(in thousands)
Gross gains	$827	$556
Gross losses	(136)	(212)

Net realized gains on sales of securities	$691	$344

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Securities Available For Sale and Securities Held to Maturity (Continued)

        See Note 3 to the consolidated financial statements for unrealized holding losses on available for sale securities and held to maturity securities for the periods reported.

        Other-than-temporary impairment recognized in earnings for credit impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit impaired debt securities. Additionally, the credit loss component is reduced if (i) the Company receives the cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security, (ii) the security matures or (iii) the security is fully written down.

        Changes in the credit loss component of credit impaired debt and equity securities were:

	Year ended Decmber 31,
	2010	2009
	(in thousands)
Balance, beginning of period	$2,468	$—
Additions:
Subsequent credit impairments	850	2,468
Reductions:
Fully written down credit impaired debt and equity securities	(1,062)	—

Balance, end of period	$2,256	$2,468

Note 9. Loans and Related Allowance for Credit Losses

        Covered loans acquired from Allegiance are shown as a separate line item on the consolidated balance sheet and are not included in the consolidated net loan totals. Covered loans are excluded from the analysis of the allowance for loan loss, as they are accounted for separately per U.S. GAAP requirements. Accordingly, no allowance for loan losses related to the acquired loans was recorded on

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Loans and Related Allowance for Credit Losses (Continued)

the acquisition date as the fair value of the loans acquired incorporate assumptions regarding credit risk. The components of loans by portfolio class as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
	(in thousands)
Residential real estate—1 to 4 family	$153,399	$169,009
Residential real estate—multi family	53,626	38,994
Commercial industrial & agricultural	152,802	150,823
Commercial, secured by real estate	426,232	362,376
Construction	78,294	100,713
Consumer	2,551	3,108
Home equity lines of credit	88,645	86,916

	955,549	911,939
Net deferred loan fees	(1,186)	(975)
Allowance for loan losses	(14,790)	(11,449)

Loans, net of allowance for loan losses	$939,573	$899,515

        An analysis of changes in the allowance for credit losses for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Beginning Balance	$11,449	$8,124	$7,264
Provision for loan losses	10,210	8,572	4,835
Loans charged off	(7,383)	(5,477)	(4,073)
Recoveries	514	230	98

Ending Balance	$14,790	$11,449	$8,124

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Loans and Related Allowance for Credit Losses (Continued)

        The following table represents the changes in the allowance for loan loss for 2010 based on the Company's loan portfolio class.

For The Year Ended December 31, 2010
(Dollar amounts in thousands)

	Residential Real Estate 1-4 Family	Residential Real Estate Multi Family	Commercial Industrial & Agricultural	Commercial Real Estate	Construction	Consumer	Home Equity Lines of Credit	Unallocated	Total Loans
Allowance for Loan Losses:
Beginning balance, January 1, 2010	$1,159	$205	$2,027	$2,730	$4,413	$526	$389	$7	$11,456
Charge offs	1,978	62	500	440	2,983	45	1,375	—	7,383
Recoveries	101	—	150	18	46	17	182	—	514
Provision	3,636	592	899	1,013	1,587	(188)	2,517	147	10,203

Ending balance, December 31, 2010	$2,918	$735	$2,576	$3,321	$3,063	$310	$1,713	$154	$14,790

ALLL ending balance:
Individually evaluated for impairment	$2,163	$633	$1,155	$1,895	$2,203	$276	$1,193	$—	$9,518
Collectively evaluated for impairment	755	102	1,421	1,426	860	34	520	—	5,118
Loans acquired with deteriorated
credit quality	—	—	—	—	—	—	—	—	—
Unallocated balance	—	—	—	—	—	—	—	154	154
Loans ending balance:
Individually evaluated for impairment(1)	15,852	2,740	6,912	18,748	23,460	277	2,309	—	70,298
Collectively evaluated for impairment	136,090	49,265	206,343	357,665	47,904	1,886	84,912	—	884,065
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—

(1)
At December 31, 2010, the Company had $70.3 million of loans that were individually evaluated for impairment, of which $21.2 million were not deemed to be impaired.

        The recorded investment in impaired loans not requiring an allowance for loan losses was $8.4 million at December 31, 2010 and $6.3 million at December 31, 2009. The recorded investment in impaired loans requiring an allowance for loan losses was $40.7 million and $18.9 million at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, the related allowance for loan losses associated with those loans was $9.5 million and $3.8 million, respectively. For 2010, 2009 and 2008, the average recorded investment in impaired loans was $41.2 million, $18.6 million and $8.8 million, respectively; and the interest income recognized on impaired loans was $1.5 million for 2010, $42,000 for 2009 and $33,000 for 2008. Non accrual loans that maintained a current payment status for six consecutive months are placed back on accrual status under the Bank's loan policy.

        Loans on which the accrual of interest has been discontinued amounted to $26.5 million and $25.1 million at December 31, 2010 and 2009, respectively. Loan balances past due 90 days or more and still accruing interest but which management expects will eventually be paid in full, amounted to $594,000 and $1.8 million at December 31, 2010 and 2009, respectively.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Loans and Related Allowance for Credit Losses (Continued)

        The following table presents non accrual loans that are individually and collectively evaluated for impairment and their related allowance for loan loss by loan portfolio class as of December 31, 2010. The following table also includes $22.6 million in loans that are still accruing but have been determined to be impaired after being individually evaluated for impairment.

For The Year Ended December 31, 2010
(in thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans:
With no specific allowance recorded:
Residential real estate 1 - 4 family	$1,866	$1,866	$—	$2,150	$14
Residential real estate multi family	365	365	—	92	—
Commercial industrial & agricultural	363	363	—	280	—
Commercial real estate	900	900	—	895	5
Construction	4,123	4,123	—	2,867	—
Consumer	—	—	—	—	—
Home equity lines of credit	755	755	—	596	1

	8,372	8,372	—	6,880	20
With an allowance recorded:
Residential real estate 1 - 4 family	9,792	9,792	2,163	8,815	323
Residential real estate multi family	2,067	2,067	633	1,592	26
Commercial industrial & agricultural	4,114	4,114	1,155	4,212	270
Commercial real estate	8,755	8,755	1,895	5,846	264
Construction	14,289	14,289	2,203	12,550	512
Consumer	277	277	276	198	10
Home equity lines of credit	1,420	1,420	1,193	1,155	38

	40,714	40,714	9,518	34,368	1,443
Total:
Residential real estate 1 - 4 family	11,658	11,658	2,163	10,965	337
Residential real estate multi family	2,432	2,432	633	1,684	26
Commercial industrial & agricultural	4,477	4,477	1,155	4,492	270
Commercial real estate	9,655	9,655	1,895	6,741	269
Construction	18,412	18,412	2,203	15,417	512
Consumer	277	277	276	198	10
Home equity lines of credit	2,175	2,175	1,193	1,751	39

	$49,086	$49,086	$9,518	$41,248	$1,463

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Loans and Related Allowance for Credit Losses (Continued)

        The following table presents loans that are no longer accruing interest. These loans are considered impaired and included in the previous impaired loan table. There was an additional $4.4 million in non accrual loans assumed with the acquisition of Allegiance that are not included in the following non accrual table, but are presented in a table in the covered loan section below.

Non-accrual Loans

	As of December 31,
	2010	2009
	(in thousands)
Non-accrual loans:
Residential real estate 1 - 4 family	$5,595	$5,552
Residential real estate multi family	1,950	427
Commercial industrial & agricultural	2,016	716
Commercial real estate	5,477	3,217
Construction	10,393	14,574
Consumer	15	4
HELOC	1,067	650

Total non accrual loans	$26,513	$25,140

        The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2010:

Age Analysis of Past Due Loans

	31 - 60 days Past Due	61 - 90 days Past Due	>90 days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 days and Accruing
	(in thousands)
Residential real estate 1 - 4 family	$914	$1,659	$4,204	$6,777	$146,517	$153,294	$249
Residential real estate multi family	549	465	1,400	2,414	51,212	53,626	—
Commercial industrial & agricultural	582	417	1,693	2,692	150,110	152,802	—
Commercial real estate	857	756	4,625	6,238	418,818	425,056	—
Construction	—	—	10,610	10,610	67,684	78,294	245
Consumer	5	17	15	37	2,609	2,646	—
Home equity lines of credit	557	550	534	1,641	87,004	88,645	100

Total loans	$3,464	$3,864	$23,081	$30,409	$923,954	$954,363	$594

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Loans and Related Allowance for Credit Losses (Continued)

        The following table presents the classes of the loan portfolio summarized by the aggregate pass, watch, special mention, substandard and doubtful rating within the Company's internal risk rating system as of December 31, 2010:

	Residential Real Estate 1 - 4 Family	Residential Real Estate Multi Family	Commerical Industrial & Agricultural	Commercial Real Estate	Construction	Consumer	Home Equity Lines of Credit	Total Loans
	(in thousands)
Credit Rating:
Pass	$135,026	$49,265	$139,683	$356,363	$48,970	$2,157	$84,911	$816,375
Watch	2,519	1,621	6,460	49,945	5,863	212	1,425	68,045
Special Mention	1,653	—	476	2,554	6,351	—	75	11,109
Substandard	14,096	2,740	6,183	16,194	17,110	277	2,234	58,834
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

	$153,294	$53,626	$152,802	$425,056	$78,294	$2,646	$88,645	$954,363

        Some loans require restructuring in order to reduce risk and increase collectability. The following table shows the troubled and restructured debt by loan portfolio class held by the Company as of December 31, 2010.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollar amounts in thousands)
Troubled Debt Restructurings:
Commercial industrial & agricultural	12	$3,925	$3,925
Commercial real estate	8	8,913	8,913

	Number of Contracts	Recorded Investment
	(Dollar amounts in thousands)
Troubled Debt Restructurings that subsequently defaulted:
Commercial industrial & agricultural	0	$—
Commercial real estate	2	849

Note 10. Covered Loans

        At December 31, 2010, the Company had $66.8 million (net of fair value adjustments) of covered loans (covered under loss share agreements with the FDIC). Covered loans were recorded at fair value pursuant to the purchase accounting guidelines in FASB ASC 805—"Fair Value Measurements and Disclosures". Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, "Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality".

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Covered Loans (Continued)

        The carrying value of covered loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $37.8 million at December 31, 2010. The fair value of the acquired loans not exhibiting evidence of credit impairment was determined by projecting contractual cash flows discounted at risk-adjusted interest rates.

        The carrying value of covered loans acquired and accounted for in accordance with ASC Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality," was $29.0 million at December 31, 2010. Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. Of the loans acquired with evidence of credit deterioration, some of the loans were aggregated into ten pools of loans based on common risk characteristics such as credit risk and loan type. Other loans acquired in the acquisition evidencing credit deterioration are recorded initially at the amount paid. For pools or loans or individual loans evidencing credit deterioration, the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the pool or loan's contractual principal and interest over expected cash flows is not recorded (nonaccretable difference). There were no material increases or decreases in the expected cash flows of covered loans in each of the pools between November 19, 2010 (the "acquisition date") and December 31, 2010. The Company recognized $47,000 of income on the loans acquired with evidence of credit deterioration in period since acquisition.

        The components of covered loans by portfolio class as of December 31, 2010 were as follows:

December 31, 2010
(in thousands)
Residential real estate—1 to 4 family	$25,711
Residential real estate—multi family	7,081
Commercial industrial & agricultural	2,655
Commercial, secured by real estate	17,719
Construction	8,255
Consumer	56
Home equity lines of credit	5,293

Covered Loans	$66,770

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Covered Loans (Continued)

        The following table shows the breakdown of covered loans that are current, past due, non-accrual and loans past due greater than 90 days and still accruing as of December 31, 2010.

Age Analysis of Past Due Covered Loans

	31 - 60 days Past Due	61 - 90 days Past Due	>90 days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 days and Accruing
	(in thousands)
Residential real estate 1 - 4 family	$421	$587	$881	$1,889	$23,822	$25,711	$336
Residential real estate multi family	—	—	478	478	6,603	7,081	—
Commercial industrial & agricultural	—	—	—	—	2,655	2,655	—
Commercial real estate	—	59	1,278	1,337	16,382	17,719	—
Construction	810	—	1,771	2,581	5,674	8,255	—
Consumer	—	—	—	—	56	56	—
Home equity lines of credit	—	—	—	—	5,293	5,293	—

Total loans	$1,231	$646	$4,408	$6,285	$60,485	$66,770	$336

        The following table presents covered loans that currently are not accruing interest as of December 31, 2010.

Non-accrual Covered Loans

As of December 31, 2010
(in thousands)
Non-accrual loans:
Residential real estate 1 - 4 family	$881
Residential real estate multi family	478
Commercial industrial & agricultural	—
Commercial real estate	1,278
Construction	1,771
Consumer	—
HELOC	—

Total non-accrual covered loans	$4,408

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Loan Servicing

        Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of these loans as of December 31, 2010 and 2009 was $11.3 million and $14.2 million, respectively.

        The balance, which reflects fair value, of capitalized servicing rights included in other assets at December 31, 2010 and 2009, was $31,000 and $145,000, respectively. The fair value of servicing rights was determined using a 12.0 percent discount rate for 2010 and a 10.5 percent discount rate for 2009.

        The following summarizes mortgage servicing rights capitalized and amortized:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Mortgage servicing rights capitalized	$—	$—	$6

Mortgage servicing rights amortized	$114	$150	$202

Note 12. Premises and Equipment

        Components of premises and equipment were as follows:

	December 31,
	2010	2009
	(In thousands)
Land and land improvements	$263	$263
Buildings	532	523
Leasehold improvements	4,438	4,362
Furniture and equipment	9,814	9,266

	15,047	14,414
Less accumulated depreciation	9,408	8,300

Premises and equipment, net	$5,639	$6,114

        Certain facilities and equipment are leased under various operating leases. Rental expense for these leases was $2.9 million, $2.8 million and $3.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Premises and Equipment (Continued)

        Future minimum rental commitments under non-cancelable leases as of December 31, 2010 were as follows (in thousands):

2011	$3,151
2012	2,841
2013	2,832
2014	2,602
2015	2,225
Subsequent to 2015	13,695

Total minimum payments	$27,346

Note 13. Deposits

        The components of deposits were as follows:

	December 31,
	2010	2009
	(In thousands)
Demand, non-interest bearing	$122,450	$102,302
Demand, interest bearing	399,286	375,668
Savings	129,728	83,319
Time, $100,000 and over	293,703	248,695
Time, other	204,113	210,914

Total deposits	$1,149,280	$1,020,898

        At December 31, 2010, the scheduled maturities of time deposits were as follows (in thousands):

2011	$284,004
2012	123,000
2013	71,056
2014	11,061
2015	8,350
Thereafter	345

$497,816

Note 14. Borrowings and Other Obligations

  Borrowings

        At December 31, 2010 and 2009, the Bank did not have any purchased federal funds from the FHLB or any correspondent banks.

        During 2010 and 2009, the Bank did not enter into any securities sold under agreements to repurchase. The Bank currently has securities sold under agreements to repurchase that have 8 to 10 year terms, a fixed rate or a variable interest rate spread to the three month LIBOR rate ranging

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Borrowings and Other Obligations (Continued)

from 3.89% to 5.85%, and, at the contractual reset dates, may either convert to a fixed rate or variable rate loan or may be called. Total borrowings under these repurchase agreements were $100.0 million and $100.0 million at December 31, 2010 and 2009, respectively.

        These repurchase agreements are treated as financings with the obligations to repurchase securities sold reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains recorded as an asset, although the securities underlying the agreements are delivered to the broker who arranged the transactions. In certain instances, the brokers may have sold, loaned, or disposed of the securities to other parties in the normal course of their operations, and have agreed to deliver to the Company substantially similar securities at the maturity of the agreement. The broker/dealers who participated with the Company in these agreements are primarily broker/dealers reporting to the Federal Reserve Bank of New York. Securities underlying sales of securities under repurchase agreements consisted of investment securities that had an amortized cost of $117.4 million and a market value of $118.1 million at December 31, 2010.

        Securities sold under agreements to repurchase at December 31, 2010 and 2009 consisted of the following:

	Amount			Weighted Average Rate
	2010		2009	2010	2009
	(In thousands)
Fixed rate securities sold under agreements to repurchase maturing:
2015	$30,000	(1)	$30,000	4.07%	4.07%
2017	50,000	(2)	50,000	4.57	4.57
2018	20,000	(3)	20,000	5.85	5.85

Total securities sold under agreements to repurchase	$100,000		$100,000	4.68%	4.68%

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Borrowings and Other Obligations (Continued)

        The securities underlying the agreements are under the Bank's control. The outstanding customer balances and related information of securities sold under agreements to repurchase are summarized as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Average balance during the year	$11,265	$21,046	$25,000
Average interest rate during the year	0.54%	0.99%	2.10%
Weighted average interest rate at year-end	0.36%	0.85%	1.10%
Maximum month-end balance during the year	$17,787	$29,183	$30,615
Balance as of year-end	$6,843	$15,196	$20,086

        Borrowings maturing at December 31, 2010 and 2009 consisted of the following:

	Amount		Weighted Average Rate
	2010	2009	2010	2009
	(In thousands)
Fixed rate FHLB advances maturing:
2010	$—	$10,000	—	3.45%
2011	10,000	10,000	3.53	3.53

Total borrowings	$10,000	$20,000	3.53%	3.49%

        The Bank has a maximum borrowing capacity with the FHLB of approximately $361.1 million, of which $10.0 million of fixed rate term advances and letters of credit of $10.0 million were outstanding at December 31, 2010. The letters of credit are used to collateralize public deposits. Advances and letters of credit from the FHLB are secured by qualifying assets of the Bank.

  Long-Term Contract

        The Company has entered into a contract with our core data processor for certain services, such as customer account transaction processing, through April 2016. The Company is required to make minimum payments based on 90% of the average of the monthly payments from the fourth quarter of the prior year. This minimum amount will be recalculated on an annual basis. For 2011, the minimum payments will be approximately $156,000 per month, whether or not the Company utilizes the services of the information system provider. Total expenditures during 2010, 2009 and 2008 in connection with the contract were $2.1 million, $2.3 million and $1.9 million, respectively.

Note 15. Junior Subordinated Debt

        First Leesport Capital Trust I, a Delaware statutory business trust, was formed on March 9, 2000 and is a wholly-owned subsidiary of the Company. The Trust issued $5.0 million of 10 7/8% fixed rate capital trust pass-through securities to investors. First Leesport Capital Trust I purchased $5.0 million of fixed rate junior subordinated deferrable interest debentures from VIST Financial Corp. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Junior Subordinated Debt (Continued)

unconditional guarantee by VIST Financial Corp. of the obligations of the Trust under the capital securities. The capital securities are redeemable by VIST Financial Corp. on or after March 9, 2010, at stated premiums, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on March 9, 2030. In October 2002, the Company entered into an interest rate swap agreement with a notional amount of $5.0 million that effectively converted the securities to a floating interest rate of six month LIBOR plus 5.25% (5.63% at December 31, 2010). In 2010, a premium of $272,000 was paid to the Company resulting from the counterparty exercising a call option to terminate this interest rate swap, which was recognized in other income during the twelve months ended December 31, 2010. In June 2003, the Company purchased a six month LIBOR plus 5.75% interest rate cap to create protection against rising interest rates for the above mentioned $5.0 million interest rate swap. This interest rate cap matured in March 2010.

        On September 26, 2002, the Company established Leesport Capital Trust II, a Delaware statutory business trust, in which the Company owns all of the common equity. Leesport Capital Trust II issued $10.0 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45% (3.74% at December 31, 2010). These debentures are the sole assets of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial Corp. of the obligations of the Trust under the capital securities. These securities must be redeemed in September 2032, but may be redeemed on or after November 7, 2007 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company. As of December 31, 2010, the Company has not exercised the call option on these debentures. In September 2008, the Company entered into an interest rate swap agreement that effectively converts the $10.0 million of adjustable-rate capital securities to a fixed interest rate of 7.25%. Interest began accruing on the Leesport Capital Trust II swap in February 2009.

        On June 26, 2003, Madison established Madison Statutory Trust I, a Connecticut statutory business trust. Pursuant to the purchase of Madison on October 1, 2004, the Company assumed Madison Statutory Trust I in which the Company owns all of the common equity. Madison Statutory Trust I issued $5.0 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10% (3.40% at December 31, 2010). These debentures are the sole assets of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial Corp. of the obligations of the Trust under the capital securities. These securities must be redeemed in June 2033, but may be redeemed on or after September 26, 2008 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company. In September 2008, the Company entered into an interest rate swap agreement that effectively converted the $5.0 million of adjustable-rate capital securities to a fixed interest rate of 6.90%. Interest began accruing on the Madison Statutory Trust I swap in March 2009.

        In January 2003, the Financial Accounting Standards Board issued FASB ASC 810, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" which was revised in December 2003. This Interpretation provides guidance for the consolidation of variable interest entities (VIEs).

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Junior Subordinated Debt (Continued)

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

        FASB ASC 810 required the Company to deconsolidate First Leesport Capital Trust I and Leesport Capital Trust II from the consolidated financial statements as of March 21, 2004 and to deconsolidate Madison Statutory Trust I as of December 31, 2004. There has been no restatement of prior periods. The impact of this deconsolidation was to increase junior subordinated debentures by $20,150,000 and reduce the mandatory redeemable capital debentures line item by $20,150,000 which had represented the trust preferred securities of the trust. For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice. If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them. The adoption of FASB ASC 810 did not have an impact on the Company's results of operations or liquidity.

Note 16. Employee Benefits

  Employee Stock Ownership Plan

        The Company had an Employee Stock Ownership Plan ("ESOP") which provided its employees with future retirement plan assistance. The ESOP invested primarily in the Company's common stock. Contributions to the Plan were at the discretion of the Board of Directors. The ESOP plan was terminated as of June 30, 2006. The Company received a favorable determination from the Internal Revenue Service that the ESOP is qualified under Sections 401(a), 409(1) and 4975(e)(7) of the Internal Revenue Code of 1986. Final distributions were made from this plan in 2009. As a result of the plan being terminated, no amounts were accrued to provide for contribution of shares to the Plan and no shares were purchased on behalf of the ESOP for the years ended December 31, 2010, 2009 and 2008.

  401(k) Salary Deferral Plan

        The Company has a 401(k) Salary Deferral Plan. This plan covers all eligible employees who elect to contribute to the Plan. An employee who has attained 18 years of age and has been employed for at least 30 calendar days is eligible to participate in the Plan effective with the next quarterly enrollment period. Employees become eligible to receive the Company contribution to the Salary Deferral Plan at each future enrollment period upon completion of one year of service.

        Beginning in July 2009, the Company's board of director's approved a discretionary match of 50% for the first 2% of a participant's pay deferred into the 401(k) Retirement Savings Plan. Prior to July 2009, the Company contributed 150% match of the first 2% of a participants pay deferred into the Plan plus 100% of next 1%, 50% of next 4% for a total available match of 6%. Contributions from the Company vest to the employee over a five year schedule. The expense associated with the Company's contribution was $133,000, $445,000, and $713,000 for the years ended December 31, 2010, 2009, and 2008, respectively, and was included in salaries and employee benefits expense.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Employee Benefits (Continued)

  Deferred Compensation Agreements and Salary Continuation Plan

        The Company has entered into deferred compensation agreements with certain directors and a salary continuation plan for certain key employees. At December 31, 2010 and 2009, the present value of the future liability for these agreements was $1.8 million and $1.7 million, respectively. For the years ended December 31, 2010, 2009 and 2008, $200,000, $184,000 and $159,000, respectively, was charged to expense in connection with these agreements. To fund the benefits under these agreements, the Company is the owner and beneficiary of life insurance policies on the lives of certain directors and employees. These bank-owned life insurance policies had an aggregate cash surrender value of $19.4 million and $19.0 million at December 31, 2010 and 2009, respectively.

  Employee Stock Purchase Plan

        The Company has a non-compensatory Employee Stock Purchase Plan ("ESPP"). Under the ESPP, employees of the Company who elect to participate are eligible to purchase shares of common stock at prices up to a 5 percent discount from the market value of the stock. The ESPP does not allow the discount in the event that the purchase price would fall below the Company's most recently reported book value per share. The ESPP allows an employee to make contributions through payroll deductions to purchase shares of common shares up to 15 percent of annual compensation. The total number of shares of common stock that may be issued pursuant to the ESPP is 227,828. As of December 31, 2010, a total of 76,048 shares have been issued under the ESPP. Throughout 2010, 2009 and 2008, the market value of the Company's stock was below the Company's book value per share. The employees of the Company did not receive a 5% discount on purchases made under the ESPP during this timeframe. As a result, the Company did not recognize any expense relative to its ESPP for the years ended December 31, 2010, 2009 and 2008.

Note 17. Stock Option Plans and Shareholders' Equity

        The Company has an Employee Stock Incentive Plan ("ESIP") that covered all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors. The ESIP plan expired on November 10, 2008, and as a result, no additional stock option awards remain to be granted. At December 31, 2010, there were 295,862 options granted and still outstanding under the ESIP. The option price for options previously issued under the ESIP was equal to 100% of the fair market value of the Company's common stock on the date of grant and was not less than the stock's par value when granted. Options granted under the ESIP have various vesting periods ranging from immediate up to 5 years, 20% exercisable not less than one year after the date of grant, but no later than ten years after the date of grant in accordance with the vesting. Vested options expire on the earlier of ten years after the date of grant, three months from the participant's termination of employment or one year from the date of the participant's death or disability. A total of 148,072 options have been exercised under the ESIP and common stock shares were issued accordingly as of December 31, 2010.

        The Company has an Independent Directors Stock Option Plan ("IDSOP"). The IDSOP plan expired on November 10, 2008, and as a result, no additional stock option awards remain to be granted. At December 31, 2010, there were 84,612 stock options granted and still outstanding under the IDSOP. The IDSOP covers all directors of the Company who are not employees and former directors who continue to be employed by the Company. The option price for stock option awards previously

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Stock Option Plans and Shareholders' Equity (Continued)

issued under the ESIP was equal to the fair market value of the Company's common stock on the date of grant. Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Company or the cessation of the participant's employment, or twelve months from the date of the participant's death or disability. A total of 21,166 options had been exercised under the IDSOP and common stock shares were issued accordingly as of December 31, 2010.

        On April 17, 2007, the Company's shareholders approved the VIST Financial Corp. 2007 Equity Incentive Plan ("EIP"). The total number of options which may be granted under the EIP is equal to 12.5% of the outstanding shares of the Company's common stock on the date of approval of the Plan and is subject to automatic annual increases by an amount equal to 12.5% of any increase in the number of the Company's outstanding shares of common stock during the preceding year or such lesser number as determined by the Company's board of directors. At December 31, 2010, there were 726,086 options that may be issued pursuant to the EIP, of which 478,438 options have been issued and were still outstanding. Pursuant to the EIP, stock option awards that have been forfeited or expired can be reissued. At December 31, 2010, there were 247,648 shares reserved for future stock option award grants remaining under the EIP. The EIP covers all employees and non-employee directors of the Company and its subsidiaries. Incentive stock options, nonqualified stock options and restricted stock grants are authorized for issuance under the EIP (see below "Restricted Stock Grants" for additional information on restricted stock awards). The exercise price for stock options granted under the EIP must equal the fair market value of the Company's common stock on the date of grant. Vesting of option awards under the EIP is determined by the Human Resources Committee of the board of directors, but must be at least one year. The committee may also subject an award to one or more performance criteria. Stock option and restricted stock awards generally expire upon termination of employment. In certain instances after an optionee terminates employment or service, the Committee may extend the exercise period for a vested nonqualified stock option up to the remaining term of the option. A vested incentive stock option must be exercised within three months following termination of employment if such termination is for reasons other than cause. As of December 31, 2010, no options have been exercised under the EIP. The EIP expires on April 17, 2017.

        Restricted Stock Grants.    The EIP provides that up to 290,435 shares of common stock may be granted, at the discretion of the Board, to employee and non-employee directors of the Company. At December 31, 2010, there were 290,435 restricted stock grants that may be granted pursuant to the EIP, of which 22,500 have been granted. At December 31, 2010, there were 267,935 shares reserved for future restricted stock grants under the EIP. When granted, restricted stock shares are unvested stock, issuable one year after the date of the grant for non-employee directors and employees ("Vest Date"). Due to TARP restrictions, restricted stock grants vest over two years for employees. The Vest Date accelerates in the event there is a change in control of the Company, if the recipients are then still non-employee directors or employees by Company. Upon issuance of the shares, resale of the shares is restricted for an additional year, during which the shares may not be sold, pledged or otherwise disposed of. Prior to the vest date and in the event the recipient terminates association with the Company for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Restricted stock awards granted under the EIP were recorded at the date of award based on the market value of shares. The weighted average price per share of shares outstanding as of December 31, 2010 and 2009 was $6.61 and $5.15, respectively. At December 31, 2010, there were no vested restricted stock grants.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Stock Option Plans and Shareholders' Equity (Continued)

        A summary of restricted stock award activity is presented below:

Rollforward of Restricted Stock Awards

	Shares	Weighted Average Fair Value on Award Date
Outstanding at December 31, 2008	—	$—
Additions	7,000	5.15
Forfeitures	—	—

Outstanding at December 31, 2009	7,000	5.15

Additions	15,500	7.18
Forfeitures	(1,000)	(5.15)

Outstanding at December 31, 2010	21,500	$6.61

        Stock option activity for the years ended December 31, 2010, 2009 and 2008, is summarized table below:

	Years Ended December 31,
	2010		2009		2008
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at the beginning of the year	773,529	$14.85	708,889	$17.23	443,562	$20.15
Granted	151,450	6.86	184,500	5.39	292,229	13.07
Exercised	—	—	—	—	—	—
Forfeited	(31,817)	8.23	(22,695)	17.83	(11,589)	19.56
Expired	(34,250)	15.58	(97,165)	13.57	(15,313)	20.29

Outstanding at the end of the year	858,912	$13.66	773,529	$14.85	708,889	$17.23

Exercisable at December 31	540,053	$17.37	458,533	$19.08	374,892	$19.87

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Stock Option Plans and Shareholders' Equity (Continued)

        Other information regarding options outstanding and exercisable as of December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding	Average Remaining Term in Years	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
$ 5.00 to $ 7.99	307,350	9.4	$6.00	44,834	$5.17
8.00 to 9.99	92,676	7.9	9.35	67,889	9.31
10.00 to 11.99	10,907	7.8	11.02	7,302	11.02
12.00 to 13.99	38,574	2.8	12.82	34,741	12.72
14.00 to 15.49	11,550	1.3	14.68	11,550	14.68
15.50 to 16.99	20,947	1.9	16.00	20,947	16.00
17.00 to 18.49	86,836	6.8	17.43	62,718	17.46
18.50 to 21.49	153,357	4.6	21.22	153,357	21.22
21.50 to 22.99	121,762	5.7	22.90	121,762	22.90
23.00 to 24.49	14,953	5.8	23.30	14,953	23.30

	858,912	6.9	$13.60	540,053	$17.37

        There were no proceeds received from stock option exercises related to director and employee stock purchase plans in 2010, 2009 or 2008.

        As of December 31, 2010, 2009 and 2008, the aggregate intrinsic value of options outstanding was $479,000, $18,000 and $0, respectively. As of December 31, 2010, 2009 and 2008, the weighted average remaining term of options outstanding was 6.9 years, 7.2 years and 7.6 years, respectively.

        The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holder had all option holders exercised their options on December 31, 2010. The aggregate intrinsic value of a stock option will change based on fluctuations in the market value of the Company's stock.

        Stock-Based Compensation Expense.    As stated in Note 1—Summary of Significant Accounting Policies, the Company adopted the provisions of FASB ASC 718 on January 1, 2006. FASB ASC 718 requires that stock-based compensation to employees be recognized as compensation cost in the consolidated statements of operations based on their fair values on the measurement date, which, for the Company, is the date of grant. For the years ended December 31, 2010, 2009 and 2008, stock-based compensation expenses totaled $148,000, $198,000 and $319,000, respectively, or $98,000 net of tax, $130,000 net of tax and $211,000 net of tax, respectively. There were no cash inflows from excess tax benefits related to stock compensation for the years ended December 31, 2010 and 2009. As of December 31, 2010 and 2009, there were approximately $465,000 and $250,000, respectively, of total unrecognized compensation cost related to non-vested stock options under the plans. Total unrecognized compensation cost related to non-vested stock options could be impacted by the performance of the Company as it relates to options granted which include performance-based goals.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Stock Option Plans and Shareholders' Equity (Continued)

        Valuation of Stock-Based Compensation.    The fair value of options granted during 2010, 2009 and 2008 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2010	2009	2008
Dividend yield	3.12%	5.32%	6.09%
Expected life	7 years	7 years	7 years
Expected volatility	31.66%	24.92%	21.52%
Risk-free interest rate	2.93%	3.00%	2.54%
Weighted average fair value of options granted	$1.80	$0.47	$1.29

        The expected volatility is based on historic volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company's history and expectation of dividend payouts.

        Stock Repurchase Plan.    On July 17, 2007, the Company announced that it has increased the number of shares remaining for repurchase under its stock repurchase plan, originally effective January 1, 2003, and extended May 20, 2004, to 150,000 shares. During 2010, the Company repurchased no shares of common stock. At December 31, 2010, the maximum number of shares that may yet be purchased under the plan was 115,000.

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

Note 18. Income Taxes

        The components of federal and state income tax expense (benefit) were as follows:

	Years ended December 31,
	2010	2009	2008
	(In thousands)
Current federal income tax (benefit) expense	$138	$1,830	$(1,708)
Current state income tax expense	71	99	195
Deferred federal and state income tax benefit	(674)	(3,958)	(345)

	$(465)	$(2,029)	$(1,858)

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Income Taxes (Continued)

        Reconciliation of the statutory federal income tax expense (benefit) computed at 34% to the income tax expense (benefit) included in the consolidated statements of operations is as follows:

	Years ended December 31,
	2010	2009	2008
	(In thousands)
Federal income tax at statutory rate	$1,196	$(484)	$(440)
State tax expense	71	65	129
Tax exempt interest	(1,279)	(1,179)	(958)
Interest disallowance	94	112	112
Bank owned life insurance	(144)	(135)	(236)
Tax credits	(495)	(550)	(600)
Incentive stock option expense	37	73	101
Other	55	69	34

Income tax benefit	$(465)	$(2,029)	$(1,858)

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Income Taxes (Continued)

        Net deferred tax assets consisted of the following components:

	December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$5,029	$3,893
Deferred compensation	616	543
Net operating loss carryovers	470	2,503
Net unrealized losses on available for sale securities	2,260	2,324
Non-qualified stock option expense	14	—
Deferred issuance costs	124	193
Tax credits	1,742	1,170
OTTI impairment	767	—
OREO FMV	270	—
Non core deposit valuations	174	—
Tax deductible goodwill	1,995	—
Other	302	190

Total deferred tax assets	13,763	10,816

Deferred tax liabilities:
Premises and equipment	(448)	(459)
Identifiable Intangibles	(627)	(739)
Core deposit intangible	(67)	(158)
Mortgage servicing rights	(11)	(49)
FMV Trups Swaps	(196)	—
FDIC indemnification asset	(2,381)	—
Prepaid expense and deferred loan costs	(470)	(458)

Total deferred tax liabilities	(4,200)	(1,863)

Net deferred tax assets	$9,563	$8,953

        As of December 31, 2010, the Company no longer had any federal net operating loss carryovers from the acquisition of Madison in 2004. The Company had approximately $2.3 million of federal net operating loss carryovers at December 31, 2009. The Company had approximately $3.8 million of state net operating loss carryovers, at December 31, 2010, which will expire in 2024.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Income Taxes (Continued)

        The Company evaluated its tax positions as of December 31, 2010. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. Under the "more likely than not" threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2010, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company's policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the Commonwealth of Pennsylvania. Years that remain open for potential review by the Internal Revenue Service and the Pennsylvania Department of Revenue are 2007 through 2009.

Note 19. Transactions with Executive Officers and Directors

        The Bank has had banking transactions in the ordinary course of business with its executive officers and directors and their related interests on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties not affiliated with the Bank. At December 31, 2010 and 2009, these persons were indebted to the Bank for loans totaling $8.3 million and $10.4 million, respectively. During 2010, $500,000 of new loans were made and repayments totaled $2.6 million.

Note 20. Regulatory Matters and Capital Adequacy

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

        Federal bank regulatory agencies have established certain capital-related criteria that must be met by banks and bank holding companies. The measurements which incorporate the varying degrees of risk contained within the balance sheet and exposure to off-balance sheet commitments were established to provide a framework for comparing different institutions. Regulatory guidelines require that Tier 1 capital and total risk-based capital to risk-adjusted assets must be at least 4.0% and 8.0%, respectively. In order for the Company to be considered "well capitalized" under the guidelines of the banking regulators, the Company must have Tier 1 capital and total risk-based capital to risk-adjusted assets of at least 6.0% and 10.0%, respectively. As of December 31, 2010, the Company met the criteria to be considered "well capitalized".

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. Regulatory Matters and Capital Adequacy (Continued)

        The Company's and the Bank's actual capital amounts and ratios are presented below:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
As of December 31, 2010:
Total Capital (to risk-weighted assets):
VIST Financial Corp.,	$121,416	12.13%	$80,104	8.00%	N/A	N/A
VIST Bank	104,565	10.53	79,429	8.00	$99,286	10.00%
Tier 1 capital (to risk-weighted assets):
VIST Financial Corp.,	108,872	10.87	40,052	4.00	N/A	N/A
VIST Bank	92,135	9.28	39,714	4.00	59,572	6.00
Tier 1 capital (to average assets):
VIST Financial Corp.,	108,872	8.01	54,393	4.00	N/A	N/A
VIST Bank	92,135	6.80	54,208	4.00	67,759	5.00
As of December 31, 2009:
Total Capital (to risk-weighted assets):
VIST Financial Corp.,	$116,303	11.82%	$78,744	8.00%	N/A	N/A
VIST Bank	101,219	10.37	78,080	8.00	$97,600	10.00%
Tier 1 capital (to risk-weighted assets):
VIST Financial Corp.,	104,853	10.65	39,372	4.00	N/A	N/A
VIST Bank	89,770	9.20	39,040	4.00	58,560	6.00
Tier 1 capital (to average assets):
VIST Financial Corp.,	104,853	8.36	50,161	4.00	N/A	N/A
VIST Bank	89,770	7.19	49,939	4.00	62,424	5.00

        On December 19, 2008, the Company issued to the United States Department of the Treasury ("Treasury") 25,000 shares of Series A, Fixed Rate, Cumulative Perpetual Preferred Stock ("Series A Preferred Stock"), with a par value of $0.01 per share and a liquidation preference of $1,000 per share, and a warrant ("Warrant") to purchase 367,982 shares of the Company's common stock, par value $5.00 per share, for an aggregate purchase price of $25.0 million in cash.

        The Series A Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. Under ARRA, the Series A Preferred Stock may be redeemed at any time following consultation by the Company's primary bank regulator and Treasury in 25% increments.

        Prior to the earlier of the third anniversary date of the issuance of the Series A Preferred Stock (December 19, 2011) or the date on which the Series A Preferred Stock has been redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties which are not affiliates of the Treasury, the Company cannot increase its common stock dividend from the last quarterly cash dividend per share ($0.10) declared on the common stock prior to October 14, 2008 without the consent of the Treasury.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. Regulatory Matters and Capital Adequacy (Continued)

        The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $10.19 per share of common stock.

        Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. At December 31, 2010, the Bank had approximately $4.0 million available for payment of dividends to the Company. Loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis. At December 31, 2010 and 2009, the Bank had a $1.3 million loan outstanding to VIST Insurance.

        On January 25, 2011, the Company declared a $0.05 per share cash dividend for common shareholders of record on February 04, 2011, payable February 15, 2011. On February 1, 2010, the Company declared a $0.05 per share cash dividend for common shareholders of record on February 11, 2010, payable February 22, 2010. There were no outstanding declared dividends at December 31, 2010.

        The Company paid $1.2 million in common stock cash dividends during 2010 and $1.7 million during 2009. The Company also paid $1.3 million in dividends on its Series A Preferred Stock during 2010 and 2009.

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

Note 21. Financial Instruments with Off-Balance Sheet Risk

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21. Financial Instruments with Off-Balance Sheet Risk (Continued)

        A summary of the Bank's financial instrument commitments is as follows:

	December 31,
	2010	2009
	(Dollars amounts in thousands)
Commitments to extend credit:
Loan origination commitments	$41,803	$32,846
Unused home equity lines of credit	38,089	44,091
Unused business lines of credit	132,486	149,032

Total commitments to extend credit	$212,378	$225,969

Standby letters of credit	$9,235	$11,998

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

        Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2010 and 2009 for guarantees under standby letters of credit issued is not considered to be material.

  Junior Subordinated Debt:

        The Company has elected to record its junior subordinated debt at fair value with changes in fair value reflected in other income in the consolidated statements of operations. The fair value is estimated utilizing the income approach whereby the expected cash flows over the remaining estimated life of the debentures are discounted using the Company's estimated credit spread over the current fully indexed yield based on an expectation of future interest rates derived from observed market interest rate curves and volatilities. At December 31, 2010 and 2009, the estimated fair value of the junior subordinated debt was $18.4 million and $19.7 million, respectively, which was offset by changes in the fair value of the related interest rate swaps.

        During October 2002, the Company entered into an interest rate swap agreement with a notional amount of $5.0 million to manage its exposure to interest rate risk. This derivative financial instrument effectively converted fixed interest rate obligations of outstanding mandatory redeemable capital debentures to variable interest rate obligations, decreasing the asset sensitivity of its balance sheet by

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21. Financial Instruments with Off-Balance Sheet Risk (Continued)

more closely matching the repricing of the Company's variable rate assets with variable rate liabilities. The Company considers the credit risk inherent in the contracts to be negligible. This swap has a notional amount equal to the outstanding principal amount of the related trust preferred securities, together with the same payment dates, maturity date and call provisions as the related trust preferred securities.

        Under the swap, the Company pays interest at a variable rate equal to six month LIBOR plus 5.25%, adjusted semiannually (5.63% at December 31, 2010), and the Company receives a fixed rate equal to the interest that the Company is obligated to pay on the related trust preferred securities (10.875%). In September 2010, included in other income was a $272,000 premium paid to the Company resulting from the fixed rate payer exercising a call option to terminate this interest rate swap.

        In September 2008, the Company entered into two interest rate swaps to manage its exposure to interest rate risk. The interest rate swap transactions involved the exchange of the Company's floating rate interest rate payment on its $15 million in floating rate junior subordinated debt for a fixed rate interest payment without the exchange of the underlying principal amount. The first interest rate swap agreement effectively converts the $10.0 million of adjustable-rate capital securities to a fixed interest rate of 7.25%. Interest began accruing on this swap in February 2009. The second interest rate swap agreement effectively converts the $5.0 million of adjustable-rate capital securities to a fixed interest rate of 6.90%. Interest began accruing on this swap in March 2009. Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties' failure to fulfill their legal obligations including, but not limited to, potential amounts due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. These interest rate swaps are recorded on the balance sheet at fair value through adjustments to other income in the consolidated results of operations. The fair value measurement of the interest rate swaps is determined by netting the discounted future fixed or variable cash payments and the discounted expected fixed or variable cash receipts based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.

        The estimated fair values of the interest rate swap agreements represent the amount the Company would expect to receive to terminate such contract. At December 31, 2010 and 2009, the estimated fair value of the interest rate swap agreements was $1.1 million and $111,000, respectively, which was offset by changes in the fair value of junior subordinated debt. The swap agreements expose the Company to market and credit risk if the counterparty fails to perform. Credit risk is equal to the extent of a fair value gain on the swaps. The Company manages this risk by entering into these transactions with high quality counterparties.

        Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by other interest rate swaps. In June 2003, the Company purchased a six month LIBOR cap with a rate of 5.75% to create protection against rising interest rates for the above mentioned $5.0 million interest rate swap. Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by other interest rate swaps. This interest rate cap matured in March 2010.

        In October of 2010, the Company purchased a three month LIBOR interest rate cap to create protection against rising interest rates. The notional amount of this interest rate cap was $5.0 million and the initial premium paid for the interest rate cap was $206,000. At December 31, 2010, the recorded value of the interest rate cap was $300,000.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21. Financial Instruments with Off-Balance Sheet Risk (Continued)

        The following table details the fair values of the derivative instruments included in the consolidated balance sheets for the year ended December 31, 2010 and 2009:

	Liability Derivatives
	December 31, 2010		December 31, 2009
Derivatives Not Designated as Hedging Instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollar amounts in thousands)
Interest rate swap contracts	Other liabilities	$1,139	Other liabilities	$111
Interest rate cap	Other assets	(300)	Other assets	—

Total derivatives		$839		$111

        The following table details the effect of the change in fair values of the derivative instruments included in the consolidated statements of operations for the year ended December 31, 2010, 2009 and 2008:

		Gain (Loss) Recognized in Income on Derivative
		For the Year-Ended December 31,
	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under FASB ASC 815:		2010	2009	2008
		(Dollar amounts in thousands)
Interest rate swap contracts	Other income	$(1,028)	$1,214	$(1,601)
Interest rate cap	Other income	94	—	—

Total derivatives		$(934)	$1,214	$(1,601)

        During the years ended December 31, 2010, 2009 and 2008, the Company paid (received) interest under the interest rate swap agreements of $357,000, $199,000 and $(100,000), which was recorded as an increase (decrease) of interest expense on junior subordinated debt.

Note 22. Fair Value Measurements and Fair Value of Financial Instruments

        FASB ASC 820, "Fair Value Measurements and Disclosures" defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is not a forced transaction, but rather a transction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities.

        Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. FASB ASC 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability based upon the best information available in the circumstances. In that regard, ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

        The following tables summarize securities available for sale, junior subordinated debentures and derivatives, measured at fair value on a recurring basis as of December 31, 2010 and 2009, segregated by the level of the valuation inputs within the hierarchy utilized to measure fair value.

	As of December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
ASSETS:
Securities Available For Sale
U.S. Government agency securities	$—	$11,790	$—	$11,790
Agency mortgage-backed debt securities	—	222,365	—	222,365
Non-Agency collateralized mortgage obligations	—	10,015	—	10,015
Obligations of states and political subdivisions	—	30,907	—	30,907
Trust preferred securities—single issue	—	501	—	501
Trust preferred securities—pooled	—	484	—	484
Corporate and other debt securities	—	1,048	—	1,048
Equity securities	1,656	989	—	2,645
Interest rate cap (included in other assets)	—	—	300	300

	$1,656	$278,099	$300	$280,055

LIABILITIES:
Junior subordinated debt	$—	$—	$18,437	$18,437
Interest rate swaps (included in other liabilities)	—	—	1,139	1,139

	$—	$—	$19,576	$19,576

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

	As of December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
ASSETS:
Securities Available For Sale
U.S. Government agency securities	$—	$22,897	$—	$22,897
Agency mortgage-backed debt securities	—	187,903	—	187,903
Non-Agency collateralized mortgage obligations	—	17,830	—	17,830
Obligations of states and political subdivisions	—	33,640	—	33,640
Trust preferred securities—single issue	—	420	—	420
Trust preferred securities—pooled	—	496	—	496
Corporate and other debt securities	—	2,338	—	2,338
Equity securities	1,513	993	—	2,506

	$1,513	$266,517	$—	$268,030

LIABILITIES:
Junior subordinated debt	$—	$—	$19,658	$19,658
Interest rate swaps (included in other liabilities)	—	—	111	111

	$—	$—	$19,769	$19,769

        The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of December 31, 2010 and 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	As of December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets:
Impaired loans	$—	$—	$31,196	$31,196
Covered loans	—	—	29,000	29,000
OREO	—	—	5,303	5,303
Covered OREO	—	—	247	247

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

	As of December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets:
Impaired loans	$—	$—	$15,107	$15,107
OREO	—	—	5,221	5,221

        The changes in Level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

	Year ended December 31, 2010
		Total Realized and Unrealized Gains (Losses)
	Fair Value at December 31, 2009	Recorded in Revenue	Recorded in Other Comprehensive Income	Purchases	Transfers Into and/or Out of Level 3	Fair Value at December 31, 2010
	(in thousands)
Assets:
Interest rate cap	$—	$94	$—	$206	$—	$(300)
Liabilities:
Junior subordinated debt	$19,658	$1,221	$—	$—	$—	$18,437
Interest rate swaps	111	(1,028)	—	—	—	1,139

	$19,769	$193	$—	$—	$—	$19,576

	Year ended December 31, 2009
		Total Realized and Unrealized Gains (Losses)
	Fair Value at December 31, 2008	Recorded in Revenue	Recorded in Other Comprehensive Income	Purchases	Transfers Into and/or Out of Level 3	Fair Value at December 31, 2009
	(in thousands)
Liabilities:
Junior subordinated debt	$18,260	$(1,398)	$—	$—	$—	$19,658
Interest rate swaps	1,325	1,214	—	—	—	111

	$19,585	$(184)	$—	$—	$—	$19,769

        Certain assets, including goodwill, mortgage servicing rights, core deposits, other intangible assets, certain impaired loans and other long-lived assets, such as other real estate owned, are written down to fair value on a nonrecurring basis through recognition of an impairment charge to the consolidated statements of operations. There were no material impairment charges incurred for financial instruments carried at fair value on a nonrecurring basis during the twelve months ended December 31, 2010 and 2009.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments

        ASC Topic 825, "Financial Instruments" requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The estimated fair values of financial instruments as of December 31, 2010 and 2009, are set forth in the table below. The information in the table should not be interpreted as an estimate of the fair value of the Company in its entirety since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful.

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$17,815	$17,815	$27,372	$27,372
Mortgage loans held for sale	3,695	3,695	1,962	1,962
Securities available for sale	279,755	279,755	268,030	268,030
Securities held to maturity	2,022	1,888	3,035	1,857
Federal Home Loan Bank stock	7,099	7,099	5,715	5,715
Loans, net	939,573	955,148	899,515	903,868
Covered loans	66,770	66,770	—	—
Mortgage servicing rights	31	31	145	145
Bank owned life insurance	19,373	19,373	18,950	18,950
FDIC indemnification asset	7,003	7,003	—	—
Accrued interest receivable	4,892	4,892	5,004	5,004
Interest rate cap	300	300	—	—
Financial Liabilities:
Deposits	1,149,280	1,132,887	1,020,898	1,021,298
Securities sold under agreements to repurchase	106,843	111,300	115,196	113,638
Borrowings	10,000	10,008	20,000	20,300
Accrued interest payable	2,515	2,515	2,742	2,742
Interest rate swap	1,139	1,139	111	111
Off-balance Sheet Financial Instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

        The following methods and assumptions were used to estimate the fair value of the company's financial assets and financial liabilities:

Cash and cash equivalents:

        The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

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

Loans:

        For non-impaired loans, fair values are estimated by discounting the projected future cash flows using market discount rates that reflect the credit and interest-rate risk inherent in the loan. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Impaired loans are accounted for under FASB ASC 310, Accounting by Creditors for Impairment of a Loan ("FASB ASC 310"), and fair value is generally determined by using the fair value of the loan's collateral. Loans are determined to be impaired when management determines, based upon current information and events, it is probable that all principal and interest payments due according to the contractual terms of the loan agreement will not be collected. Impaired

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

loans are measured on a loan by loan basis based upon the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Covered loans:

        Acquired loans are recorded at fair value on the date of acquisition. The fair values of loans with evidence of credit deterioration (impaired loans) are recorded net of a non-accretable difference and, if appropriate, an accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the non-accretable difference, which is included in the carrying amount of acquired loans.

Mortgage servicing rights:

        Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.

Bank owned life insurance:

        Bank owned life insurance ("BOLI") policies are carried at their cash surrender value. The Company recognizes tax-free income from the periodic increases in the cash surrender value of these policies and from death benefits.

FDIC Indemnification Asset

        The indemnification asset represents the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets based on the credit adjustment estimated for each covered asset and the loss sharing percentages. These cash flows are discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

Accrued interest receivable:

        The carrying amount of accrued interest receivable approximates its fair value.

Interest rate cap:

        The Company records the fair value of its interest rate cap utilizing Level 3 inputs, with unrealized gains and losses reflected in other income in the consolidated statements of operations. The fair value measurement of the interest rate cap is based on valuation techniques including a discounted cash flow analysis. The discounted cash flow analysis reflects the contractual remaining term of the interest rate cap, future interest rates derived from observed market interest rate curves, volatility, and expected cash payments.

Deposit liabilities:

        The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings and certain types of money market accounts) are considered to be equal to the amount payable on demand

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated expected monthly maturities on time deposits.

Federal funds purchased and securities sold under agreements to repurchase:

        The fair value of federal funds purchased and securities sold under agreements to repurchase is based on the discounted value of contractual cash flows using estimated rates currently offered for alternative funding sources of similar remaining maturities.

Borrowings:

        The fair value of borrowings is calculated based on the discounted value of contractual cash flows, using rates currently available for borrowings with similar features and maturities.

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

Accrued interest payable:

        The carrying amount of accrued interest payable approximates its fair value.

Interest rate swap:

        The Company records the fair value of its interest rate swaps utilizing Level 3 inputs, with unrealized gains and losses reflected in non-interest income in the consolidated statements of operations. The fair value measurement of the interest rate swaps is determined by netting the discounted future fixed or variable cash payments and the discounted expected fixed or variable cash receipts based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.

Off-balance sheet financial instruments:

        Fair values for off-balance sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

Note 23. Segment and Related Information

        The Company's insurance, investment and mortgage banking operations are managed separately from the Bank. The mortgage banking operation offers residential lending products and generates revenue primarily through gains recognized on loan sales. VIST Insurance provides coverage for

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23. Segment and Related Information (Continued)

commercial, individual, surety bond, and group and personal benefit plans. VIST Capital Management provides services for individual financial planning, retirement and estate planning, investments, corporate and small business pension and retirement planning. Segment related information to mortgage banking, VIST Insurance and VIST Capital Management is present below for 2010, 2009 and 2008 (in thousands):

	Banking and Financial Services	Mortgage Banking	Brokerage and Investment Services	Insurance	Total
2010
Net interest income and other income from external customers	$45,144	$3,469	$814	$11,934	$61,361
Income (loss) before income taxes	342	1,641	(209)	1,745	3,519
Total assets	1,326,137	80,196	1,158	17,521	1,425,012
Purchases of premises and equipment	580	7	27	262	876
2009
Net interest income and other income from external customers	$35,692	$3,616	$787	$12,758	$52,853
Income (loss) before income taxes	(5,890)	2,212	(75)	2,331	(1,422)
Total assets	1,211,470	79,072	1,382	16,795	1,308,719
Purchases of premises and equipment	994	—	14	157	1,165
2008
Net interest income and other income from external customers	$31,975	$2,956	$892	$11,357	$47,180
Income (loss) before income taxes	(4,335)	1,332	(150)	1,860	(1,293)
Total assets	1,131,797	75,370	1,247	17,656	1,226,070
Purchases of premises and equipment	1,142	1	1	36	1,180

        Income (loss) before income taxes, as presented above, does not reflect management fees of approximately $588,000, $1.1 million and $140,000 that the mortgage banking operation, insurance operation and brokerage and investment services operation, respectively, paid to the Company during 2010. Income (loss) before income taxes, as presented above, does not reflect management fees of approximately $588,000, $1.5 million and $195,000 that the mortgage banking operation, insurance operation and the brokerage and investment operation, respectively, paid to the Company during 2009. Income (loss) before income taxes, as presented above, does not reflect management fees of approximately $588,000, $1.6 million and $213,000 that the mortgage banking operation, insurance operation and brokerage and investment services operation, respectively, paid to the Company during 2008.

Note 24. Legal Proceedings

        The Company is party to legal actions that are routine and incidental to its business. In management's opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on the financial statements of the Company.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 25. VIST Financial Corp. (Parent Company Only) Financial Information

BALANCE SHEET

	December 31,
	2010	2009
	(In thousands)
ASSETS
Cash and short-term investments	$16,362	$13,003
Investment in bank subsidiary	117,669	114,039
Investment in non-bank subsidiary	14,629	14,321
Securities available for sale	1,949	1,718
Premises and equipment and other assets	2,593	2,767

Total assets	$153,202	$145,848

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	2,318	762
Junior subordinated debt, at fair value	18,437	19,658
Shareholders' equity	132,447	125,428

Total liabilities and shareholders' equity	$153,202	$145,848

STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Dividends from subsidiaries	$—	$—	$3,209
Other income	8,759	7,330	9,591
Interest expense on junior subordinated debt	(1,464)	(1,381)	(1,437)
Other expense	(6,966)	(6,643)	(8,617)

Income before equity in undistributed net income (loss) of subsidiaries and income taxes	329	(694)	2,746
Income tax expense (benefit)	182	(131)	2
Net equity in undistributed net income (loss) of subsidiaries	3,837	1,170	(2,179)

Net income	$3,984	$607	$565

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 25. VIST Financial Corp. (Parent Company Only) Financial Information (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cash Flows From Operating Activities
Net Income	$3,984	$607	$565
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	991	295	322
Equity in undistributed loss (income) of subsidiaries	(3,837)	(1,170)	2,179
Directors' stock compensation	343	218	193
Loss (Gain) on sale of available for sale securities	(1)	198	236
Increase (decrease) other liabilities	335	—	(21)
Decrease (increase) in other assets	(203)	5	1,777
Other, net	4,110	4,882	(9,664)

Net Cash (Used In) Provided by Operating Activities	5,722	5,035	(4,413)

Cash Flow From Investing Activities
Purchase of available for sale investment securities	—	—	(118)
Sales and principal repayments, maturities and calls of available for sale securities	34	47	1,322
Purchase of premises and equipment	(878)	(523)	(428)
Investment in bank subsidiary	(3,630)	(4,331)	(3,443)
Investment in non-bank subsidiary	(308)	(604)	917

Net Cash Used In Investing Activities	(4,782)	(5,411)	(1,750)

Cash Flow From Financing Activities
Proceeds from the exercise of stock options and stock purchase plans	76	103	141
Issuance of preferred stock	—	—	25,000
Issuance of common stock	4,831	—	—
Purchase of treasury stock and warrant	—	—	—
Reissuance of treasury stock	—	424	384
Cash dividends paid	(2,488)	(2,863)	(3,978)

Net Cash Provided By (Used In) Financing Activities	2,419	(2,336)	21,547

Increase (decrease) in cash and cash equivalents	3,359	(2,712)	15,384
Cash:
Beginning	13,003	15,715	331

Ending	$16,362	$13,003	$15,715

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 26. Quarterly Data (Unaudited)

	Year Ended December 31, 2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Interest income	$16,462	$15,788	$16,033	$15,804
Interest expense	5,717	5,612	5,887	6,127

Net interest income	10,745	10,176	10,146	9,677
Provision for loan losses	2,050	3,550	2,010	2,600

Net interest income after provision for loan losses	8,695	6,626	8,136	7,077
Other income	4,627	4,829	6,767	4,553
Net realized gains on sales of securities	226	179	194	92
Other-than-temporary impairment losses on investments	(79)	(622)	(53)	(96)
Other expense	12,014	12,663	11,864	11,091

Income (loss) before income taxes	1,455	(1,651)	3,180	535
Income taxes (benefit)	108	(1,049)	654	(178)

Net income (loss)	$1,347	$(602)	$2,526	$713

Earnings per common share:
Basic earnings (loss) per common share	$0.14	$(0.16)	$0.34	$0.05

Diluted earnings (loss) per common share	$0.14	$(0.16)	$0.34	$0.05

	Year Ended December 31, 2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Interest income	$16,067	$15,824	$15,313	$15,536
Interest expense	6,435	6,783	7,046	7,054

Net interest income	9,632	9,041	8,267	8,482
Provision for loan losses	2,047	1,400	4,300	825

Net interest income after provision for loan losses	7,585	7,641	3,967	7,657
Other income	4,581	4,761	4,967	5,246
Net realized (losses) gains on sales of securities	(7)	66	126	159
Other-than-temporary impairment losses on investments	(150)	(1,996)	(322)	—
Other expense	12,034	10,823	11,567	11,279

(Loss) income before income taxes	(25)	(351)	(2,829)	1,783
Income taxes (benefit)	(454)	(506)	(1,321)	252

Net income (loss)	$429	$155	$(1,508)	$1,531

Earnings per common share:
Basic (loss) earnings per common share	$(0.01)	$(0.04)	$(0.33)	$0.20

Diluted (loss) earnings per common share	$(0.01)	$(0.04)	$(0.33)	$0.20

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2010. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of such date.

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation under the framework in Internal Control—Integrated Framework, the Company's management concluded that our internal control over financial reporting was effective as of December 31, 2010.

        There have been no changes in the Company's internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by ParenteBeard LLC, an independent registered public accounting firm, as stated in its report which is included herein.

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

        Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control- Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2010. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

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

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
VIST Financial Corp.
Wyomissing, Pennsylvania

        We have audited VIST Financial Corp.'s (the "Company") internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, VIST Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, shareholders' equity, and cash flows of VIST Financial Corp., and its subsidiaries and our report dated March 21, 2011 expressed an unqualified opinion.

/s/ParenteBeard LLC

Reading, Pennsylvania
March 21, 2011

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information under the captions "MATTER NO. 1—Election of Directors;" "Director Information;" "Corporate Governance;" "Board of Directors and Committee Meetings;" and "Other Director and Officer Information" included in the Registrant's Proxy Statement for the Annual meeting of Shareholders to be held on April 26, 2011 is incorporated herein by reference.

Item 11.    Executive Compensation

        The information under the captions "Director Compensation;" "Compensation Discussion and Analysis;" "Executive Compensation;" and "Other Director and Officer information;" included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2011 is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The information under the captions "Beneficial Ownership by Directors and Executive Officers" and "Additional Information" included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2011 is incorporated herein by reference.

        The following table provides certain information regarding securities issued or issuable under the Company's equity compensation plans as of December 31, 2010.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders:
2007 Equity Incentive Plan	858,912	$13.66	247,648
Equity compensation plans not approved by security holders	—	N/A	—

Total	858,912	$13.66	247,648

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information relating to certain relationships and related transactions is incorporated herein by reference to the information disclosed under the captions "Corporate Governance" and "Other Director and Officer Information" included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2011 is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information relating to principal accounting fees and services is incorporated herein by reference to the information under the caption "Audit and Other Fees" included in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2011.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

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
10.2	Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).*
10.3	Deferred Compensation Plan for Directors (incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).*
10.4	VIST Financial Corp. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10-1 to Registrant's Registration Statement on Form S-8 No. 333-37452).*
10.5	1998 Employee Stock Incentive Plan (incorporated by reference to Exhibit 99-1 to Registrant's Registration Statement on Form S-8 No. 333-108130).*
10.6	1998 Independent Directors Stock Option Plan (incorporated by reference to Exhibit 99-1 to Registrant's Registration Statement on Form S-8 No. 333-108129).*

Exhibit No.	Description
10.7	Employment Agreement, dated September 17, 1998, among VIST Financial Corp., VIST Insurance, LLC, and Charles J. Hopkins, as amended (incorporated herein by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on July 19, 2007).*
10.9
Change in Control Agreement, dated February 11, 2004, among VIST Financial Corp., VIST Bank, and Jenette L. Eck. (incorporated by reference to Exhibit 10.10 of Registrant's Annual Report Form 10-K for the year ended December 31, 2004).*
10.11
Amended and Restated Employment Agreement, dated as of July 2, 2007, among VIST Financial Corp., VIST Insurance, LLC, and Michael C. Herr (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).
10.12
Change in Control Agreement, dated January 3, 2007, among VIST Financial Corp., VIST Bank, and Christina S. McDonald (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).*
10.13	VIST Financial Corp. 2007 Equity Incentive Plan (incorporated by reference to Exhibit A of the Registrant's definitive proxy statement, dated March 9, 2007).*
10.14
Letter Agreement, including Securities Purchase Agreement—Standard Terms, dated December 19, 2008, between VIST Financial Corp. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on December 23, 2008).
10.15
Form of Letter Agreement, dated December 19, 2008, between VIST Financial Corp. and certain of its executive officers relating to executive compensation limitations under the United States Treasury Department's Capital Purchase Program (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.16	2010 Nonemployee Director Compensation Plan (incorporated by reference to Exhibit A to the Registrant's definitive proxy statement for the Registrant's 2009 Annual Meeting of Shareholders).
10.17
Stock Purchase Agreement, dated April 21, 2010, by and between VIST Financial Corp. and Emerald Advisors, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on April 26, 2010).
10.18
Stock Purchase Agreement, dated April 21, 2010, between VIST Financial Corp. and Weaver Consulting & Asset Management, d/b/a Battlefield Capital Management, LLC (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed on April 26, 2010).
10.19
Change in Control Agreement, dated February 11, 2004, among VIST Financial Corp., VIST Bank and Edward C. Barrett (incorporated by reference to Exhibit 10.9 to Registrant's Annaul Report on Form 10-K for the year ended December 31, 2003).
10.20	Change in Control Agreement, dated March 15, 2011, among VIST Financial Corp., VIST Bank, and Neena M. Miller, filed herewith.*
10.21	Change in Control Agreement, dated March 15, 2011, among VIST Financial Corp., VIST Bank, and Louis J. Decesare, Jr., filed herewith.*

Exhibit No.	Description
11	No statement setting forth the computation of per share earnings is included because such computation is reflected clearly in the financial statements set forth in response to Item 8 of this Report.
21	Subsidiaries of VIST Financial Corp.
23.1	Consent of ParenteBeard LLC
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
99.1	Certification of Principal Executive Officer pursuant to the Emergency Economic Stabilization Act of 2008.
99.2	Certification of Principal Financial Officer pursuant to the Emergency Economic Stabilization Act of 2008.

*
Denotes a management contract or compensatory plan or arrangement.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIST FINANCIAL CORP.
By:	/s/ ROBERT D. DAVIS Robert D. Davis President and Chief Executive Officer
Date: March 21, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT D. DAVIS Robert D. Davis	President and Chief Executive Officer, Director (Principal Executive Officer)	March 21, 2011
/s/ EDWARD C. BARRETT Edward C. Barrett	Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2011
/s/ JAMES H. BURTON James H. Burton	Director	March 21, 2011
/s/ PATRICK J. CALLAHAN Patrick J. Callahan	Director	March 21, 2011
/s/ ROBERT D. CARL, III Robert D. Carl, III	Director	March 21, 2011
/s/ CHARLES J. HOPKINS Charles J. Hopkins	Director	March 21, 2011
/s/ PHILIP E. HUGHES, JR. Philip E. Hughes, Jr.	Director	March 21, 2011
/s/ ANDREW J. KUZNESKI III Andrew J. Kuzneski III	Director	March 21, 2011

/s/ M. DOMER LEIBENSPERGER M. Domer Leibensperger	Director	March 21, 2011
/s/ FRANK C. MILEWSKI Frank C. Milewski	Vice Chairman of the Board; Director	March 21, 2011
/s/ MICHAEL J. O'DONOGHUE Michael J. O'Donoghue	Director	March 21, 2011
/s/ HARRY J. O'NEILL III Harry J. O'Neill III	Director	March 21, 2011
/s/ KAREN A. RIGHTMIRE Karen A. Rightmire	Director	March 21, 2011
/s/ ALFRED J. WEBER Alfred J. Weber	Chairman of the Board; Director	March 21, 2011