Form 10-Q
period 2011-03-31
VIST FINANCIAL CORP
filed 2011-05-13
CIK 775662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

6,584,011 shares of common stock, par value $5.00 per share, as of May 12, 2011

VIST FINANCIAL CORP.

Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2011

Item 1.  Financial Statements

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and due from banks	$15,633	$15,443
Federal funds sold	18,000	1,500
Interest-bearing deposits in banks	54	872
Total cash and cash equivalents	33,687	17,815

Mortgage loans held for sale	196	3,695
Securities available for sale	288,952	279,755
Securities held to maturity, fair value 2011 - $1,899; 2010 - $1,888	2,028	2,022
Federal Home Loan Bank stock	6,749	7,099
Loans, net of allowance for loan losses 2011 - $15,283; 2010 - $14,790	910,911	939,573
Covered loans	62,818	66,770
Premises and equipment, net	5,844	5,639
Other real estate owned	1,769	5,303
Covered other real estate owned	711	247
Identifiable intangible assets, net	3,658	3,795
Goodwill	41,858	41,858
Bank owned life insurance	19,471	19,373
FDIC prepaid deposit insurance	3,428	3,985
FDIC indemnification asset	7,014	7,003
Other assets	22,750	21,080

Total assets	$1,411,844	$1,425,012

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$120,053	$122,450
Interest bearing	1,028,915	1,026,830
Total deposits	1,148,968	1,149,280

Securities sold under agreements to repurchase	105,194	106,843
Borrowings	—	10,000
Junior subordinated debt, at fair value	18,593	18,437
Other liabilities	7,088	8,005
Total liabilities	1,279,843	1,292,565

Shareholders’ equity
Preferred stock: $0.01 par value; authorized 1,000,000 shares; $1,000 liquidation preference per share; 25,000 shares of Series A 5% (increasing to 9% in 2014) cumulative preferred stock issued and outstanding; Less: discount of $1,365 at March 31, 2011 and $1,480 at December 31, 2010	23,635	23,520
Common stock, $5.00 par value; authorized 20,000,000 shares; issued: 6,579,626 shares at March 31, 2011 and 6,546,273 shares at December 31, 2010	32,898	32,732
Stock warrant	2,307	2,307
Surplus	65,493	65,506
Retained earnings	12,711	12,960
Accumulated other comprehensive loss	(4,852)	(4,387)
Treasury stock: 10,484 shares at cost	(191)	(191)
Total shareholders’ equity	132,001	132,447

Total liabilities and shareholders’ equity	$1,411,844	$1,425,012

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Dollar amounts in thousands)

	Three Months Ended March 31,
	2011	2010

Interest and dividend income:
Interest and fees on loans	$13,979	$12,443
Interest on securities:
Taxable	2,553	2,947
Tax-exempt	334	396
Dividend income	22	10
Other interest income	5	8
Total interest and dividend income	16,893	15,804

Interest expense:
Interest on deposits	3,784	4,502
Interest on securities sold under agreements to repurchase	1,176	1,182
Interest on borrowings	7	98
Interest on junior subordinated debt	406	345
Total interest expense	5,373	6,127

Net Interest Income	11,520	9,677
Provision for loan losses	2,230	2,600
Net interest income after provision for loan losses	9,290	7,077

Non-interest income:
Customer service fees	417	583
Mortgage banking activities	169	134
Commissions and fees from insurance sales	2,837	3,076
Brokerage and investment advisory commissions and fees	180	135
Earnings on bank owned life insurance	98	78
Other commissions and fees	438	504
Loss on sale of other real estate owned	(804)	(16)
Other income	10	43
Net realized gains on sales of securities	89	92
Total other-than-temporary impairment losses:
Total other-than-temporary impairment losses on investments	8	(940)
Portion of non-credit impairment loss recognized in other comprehensive loss	(72)	844
Net credit impairment loss recognized in earnings	(64)	(96)
Total non-interest income	3,370	4,533

Non-interest expense:
Salaries and employee benefits	5,911	5,419
Occupancy expense	1,300	1,148
Furniture and equipment expense	665	624
Marketing and advertising expense	319	246
Amortization of identifiable intangible assets	138	133
Professional services	1,056	609
Outside processing services	1,069	1,031
FDIC deposit and other insurance expense	683	532
Other real estate owned expense	412	481
Other expense	805	852
Total non-interest expense	12,358	11,075

Income before benefit from income taxes	302	535
Benefit from income taxes	(204)	(178)
Net income	506	713
Preferred stock dividends and discount accretion	(427)	(420)
Net income available to common shareholders	$79	$293

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Dollar amounts in thousands, except share data)

	Three Months Ended March 31,
	2011	2010

EARNINGS PER SHARE DATA

Average shares outstanding for basic earnings per common share	6,561,492	5,844,949
Basic earnings per common share	$0.01	$0.05
Average shares outstanding for diluted earnings per common share	6,615,779	5,882,071
Diluted earnings per common share	$0.01	$0.05
Cash dividends declared per actual common shares outstanding	$0.05	$0.05

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2011 and 2010

(Unaudited; Dollar amounts in thousands, except share data)

	Preferred Stock		Common Stock					Accumulated
	Number of		Number of					Other
	Shares	Liquidation	Shares	Par	Stock		Retained	Comprehensive	Treasury
	Issued	Value	Issued	Value	Warrant	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2011	25,000	$23,520	6,546,273	$32,732	$2,307	$65,506	$12,960	$(4,387)	$(191)	$132,447

Comprehensive income:
Net income	—	—	—	—	—	—	506	—	—	506
Change in net unrealized gains on securities available for sale, net of tax effect and reclassification adjustments for losses and impairment charges	—	—	—	—	—	—	—	(469)	—	(469)
Change in net unrealized losses on securities held to maturity, net of tax effect and reclassification adjustments for losses and impairment charges	—	—	—	—	—	—	—	5	—	5
Total comprehensive income										42

Issuance of common stock from stock option exercises	—	—	500	2	—	—	—	—	—	2
Preferred stock discount accretion	—	115	—	—	—	—	(115)	—	—	—
Restricted stock issued in connection with employee compensation	—	—	26,000	129	—	(129)	—	—	—	—
Cancellation of restricted stock issued in conncetion with employee compensation	—	—	(417)	(2)	—	2	—	—	—	—
Common stock issued in connection with directors’ compensation	—	—	5,546	28	—	11	—	—	—	39
Common stock issued in connection with director and employee stock purchase plans	—	—	1,724	9	—	7	—	—	—	16
Tax benefits from employee stock transactions	—	—	—	—	—	1	—	—	—	1
Compensation expense related to stock options	—	—	—	—	—	95	—	—	—	95

Common stock cash dividends paid ($0.05 per share)	—	—	—	—	—	—	(328)	—	—	(328)
Preferred stock cash dividends paid or declared	—	—	—	—	—	—	(313)	—	—	(313)
Balance, March 31, 2011	25,000	$23,635	6,579,626	$32,898	$2,307	$65,493	$12,710	$(4,851)	$(191)	$132,001

	Preferred Stock		Common Stock					Accumulated
	Number of		Number of					Other
	Shares	Liquidation	Shares	Par	Stock		Retained	Comprehensive	Treasury
	Issued	Value	Issued	Value	Warrant	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2010	25,000	$23,092	5,819,174	$29,096	$2,307	$63,744	$11,892	$(4,512)	$(191)	$125,428

Comprehensive income:
Net income	—	—	—	—	—	—	713	—	—	713
Change in net unrealized gains on securities available for sale, net of tax effect and reclassification adjustments for losses and impairment charges	—	—	—	—	—	—	—	466	—	466
Change in net unrealized losses on securities held to maturity, net of tax effect and reclassification adjustments for losses and impairment charges	—	—	—	—	—	—	—	(567)	—	(567)
Total comprehensive income										612

Preferred stock discount accretion	—	107	—	—	—	—	(107)	—	—	—

Common stock issued in connection with directors’ compensation	—	—	44,718	223	—	11	—	—	—	234
Common stock issued in connection with director and employee stock purchase plans	—	—	2,568	14	—	8	—	—	—	22
Compensation expense related to stock options	—	—	—	—	—	37	—	—	—	37

Common stock cash dividends paid ($0.05 per share)	—	—	—	—	—	—	(292)	—	—	(292)
Preferred stock cash dividends paid or declared	—	—	—	—	—	—	(313)	—	—	(313)
Balance, March 31, 2010	25,000	$23,199	5,866,460	$29,333	$2,307	$63,800	$11,893	$(4,613)	$(191)	$125,728

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Dollar amounts In thousands)

	Three Months Ended
	2011	2010
Cash Flows From Operating Activities
Net income	$506	$713
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, not covered under FDIC loss sharing agreement	2,230	2,600
Provision for depreciation and amortization of premises and equipment	302	322
Amortization of identifiable intangible assets	138	134
Deferred income tax benefit	(377)	(126)
Director stock compensation	39	234
Net amortization of securities premiums and discounts	518	158
Amortization of mortgage servicing rights	16	21
Accretion of fair value discounts related to FDIC indemnification asset	(11)	—
Accretion of fair value discounts related to covered loans	(128)	—
Net realized losses on sales of other real estate owned	804	16
Impairment charge on investment securities recognized in earnings	64	96
Net realized gains on sales of securities	(89)	(92)
Proceeds from sales of loans held for sale	8,875	2,787
Net gains on sales of loans held for sale (included in mortgage banking activities)	(169)	(115)
Loans originated for sale	(5,209)	(2,939)
Earnings on bank owned life insurance	(98)	(78)
Decrease in FDIC prepaid deposit insurance	557	—
Compensation expense related to stock options	95	37
Net change in fair value of junior subordinated debt	156	57
Net change in fair value of interest rate swaps	(124)	(47)
Decrease in accrued interest receivable and other assets	(1,068)	(742)
(Decrease) increase in accrued interest payable and other liabilities	(796)	236

Net Cash Provided by Operating Activities	6,231	3,272

Cash Flow From Investing Activities
Investment securities:
Purchases - available for sale	(39,953)	(41,337)
Principal repayments, maturities and calls - available for sale	12,607	23,895
Proceeds from sales - available for sale	16,946	11,912
Net decrease in loans receivable	25,582	2,034
Net decrease in covered loans	4,080	—
Net decrease in Federal Home Loan Bank stock	350	—
Proceeds from sales of other real estate owned	3,116	653
Purchases of premises and equipment	(525)	(450)
Disposals of premises and equipment	18	17
Net Cash Provided by (Used In) Investing Activities	22,221	(3,276)

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited; Dollar amounts In thousands)

	Three Months Ended
	2011	2010
Cash Flow From Financing Activities
Net (decrease) increase in deposits	(312)	40,726
Net (decrease) increase in short-term securities sold under agreements to repurchase	(1,649)	(1,211)
Repayments of long-term debt	(10,000)	(10,000)
Proceeds from stock purchase plans	18	22
Tax benefits from employee stock transactions	1	—
Cash dividends paid on preferred and common stock	(638)	(605)
Net Cash (Used in) Provided By Financing Activities	(12,580)	28,932

Increase in cash and cash equivalents	15,872	28,928
Cash and Cash Equivalents:
January 1	17,815	27,372
March 31	$33,687	$56,300

Cash Payments For:
Interest	$5,728	$6,550
Taxes	$600	$—

Supplemental Schedule of Non-cash Investing and Financing Activities
Transfer of loans receivable to real estate owned	$850	$2,889

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Basis of Presentation

The consolidated financial statements include the accounts of VIST Financial Corp. (the “Company”), a bank holding company, which has elected to be treated as a financial holding company, and its wholly-owned subsidiaries, VIST Bank (the “Bank”), VIST Insurance, LLC (“VIST Insurance”) and VIST Capital Management, LLC (“VIST Capital”).  As of March 31, 2011, the Bank’s wholly-owned subsidiary was VIST Mortgage Holdings, LLC.  All significant inter-company accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly our financial position as of March 31, 2011 and December 31, 2010, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the periods ended March 31, 2011 and 2010. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and with the Company’s other reports that were filed during 2011 and 2010 with the SEC.

Note 2.   Use of Estimates

The process of preparing consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of certain types of assets, liabilities, revenues and expenses. Accordingly, actual results may differ from estimated amounts. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of deferred tax assets, the assessment of other-than-temporary impairment of investment securities, the potential impairment of restricted stock and fair value disclosures.

Note 3.   Recently Issued Accounting Standards

In April 2011, the FASB issued (ASU) 2011-02 Receivables (Topic 310) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This Update gives creditors additional guidance and clarification for evaluating whether or not a creditor has granted a concession and whether or not a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. No significant impact to amounts reported in the consolidated financial position or results of operations are expected from the adoption of ASU 2011-02.

In April 2011, the FASB issued (ASU) 2011-03 Transfers and Servicing (Topic 860) Reconsideration of Effective Control for Repurchase Agreements. The purpose of this Update is to improve the accounting for repurchase agreements and other agreements that entitle and obligate transferors to repurchase or redeem financial assets prior to their maturity. This Update removes from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem financial assets at substantially the agreed terms even in the event of default by the transferee and the collateral maintenance implementation guidance related to that criterion. The amendments in this Update are effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to new or modification transactions that occur after the effective date. No significant impact to amounts reported in the consolidated financial position or results of operations are expected from the adoption of ASU 2011-03.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4.   Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if options to issue common stock were exercised. Potential common shares that may be issued related to outstanding stock options are determined using the treasury stock method. Stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented are excluded from the dilutive earrings per common share calculation.  For the three months ended March 31, 2011 and 2010, weighted anti-dilutive common stock options totaled 712,975 and 599,395, respectively.

Earnings per common share for the respective periods indicated have been computed based upon the following:

	Three Months Ended March 31,
	2011	2010
	(Dollar amounts in thousands)

Net income	$506	$713
Less: preferred stock dividends	(313)	(313)
Less: preferred stock discount accretion	(114)	(107)

Net income available to common shareholders	$79	$293

Average common shares outstanding	6,561,492	5,844,949
Effect of dilutive stock options	54,287	37,122

Average number of common shares used to calculate diluted earnings per common share	6,615,779	5,882,071

Note 5.  Securities Available For Sale and Securities Held to Maturity

The amortized cost and estimated fair values of securities available for sale and held to maturity were as follows at March 31, 2011 and December 31, 2010:

	March 31, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(in thousands)
Securities Available For Sale
U.S. Government agency securities	$11,640	$484	$(199)	$11,925	$11,648	$366	$(224)	$11,790
Agency residential mortgage-backed debt securities	231,898	4,963	(2,412)	234,449	216,956	6,220	(811)	222,365
Non-agency collateralized mortgage obligations	11,347	25	(2,475)	8,897	13,663	—	(3,648)	10,015
Obligations of states and political subdivisions	30,508	74	(1,233)	29,349	33,141	18	(2,252)	30,907
Trust preferred securities - single issuer	500	—	(375)	125	500	1	—	501
Trust preferred securities - pooled	5,332	—	(4,847)	485	5,396	—	(4,912)	484
Corporate and other debt securities	1,105	—	(43)	1,062	1,117	—	(69)	1,048
Equity securities	3,345	33	(718)	2,660	3,345	30	(730)	2,645
Total securities available for sale	$295,675	$5,579	$(12,302)	$288,952	$285,766	$6,635	$(12,646)	$279,755

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	March 31, 2011
	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
Securities Held To Maturity
Trust preferred securities - single issuer	$2,007	$—	$2,007	$35	$(164)	$1,878
Trust preferred securities - pooled	650	(629)	21	—	—	21
Total securities held to maturity	$2,657	$(629)	$2,028	$35	$(164)	$1,899

	December 31, 2010
	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
Securities Held To Maturity
Trust preferred securities - single issuer	$2,007	$—	$2,007	$26	$(160)	$1,873
Trust preferred securities - pooled	650	(635)	15	—	—	15
Total securities held to maturity	$2,657	$(635)	$2,022	$26	$(160)	$1,888

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The age of unrealized losses and fair value of related investment securities available for sale and investment securities held to maturity at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011
	Less than Twelve Months			More than Twelve Months			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(Dollars in thousands)
Securities Available for Sale
U.S. Government agency securities	$2,799	$(199)	2	$—	$—	—	$2,799	$(199)	2
Agency residential mortgage-backed debt securities	87,040	(2,412)	34	—	—	—	87,040	(2,412)	34
Non-agency collateralized mortgage obligations	—	—	—	7,767	(2,475)	7	7,767	(2,475)	7
Obligations of states and political subdivisions	19,494	(1,037)	25	2,211	(196)	3	21,705	(1,233)	28
Trust preferred securities - single issuer	125	(375)	1	—	—	—	125	(375)	1
Trust preferred securities - pooled	—	—	—	485	(4,847)	8	485	(4,847)	8
Corporate and other debt securities	959	(42)	1	103	(1)	1	1,062	(43)	2
Equity securities	980	(20)	1	1,108	(698)	23	2,088	(718)	24
Total investment securities available for sale	$111,397	$(4,085)	64	$11,674	$(8,217)	42	$123,071	$(12,302)	106

Securities Held To Maturity
Trust preferred securities - single issue	$—	$—	—	$865	$(164)	1	$865	$(164)	1
Trust preferred securities - pooled	—	—	—	21	(629)	1	21	(629)	1
Total investment securities held to maturity	$—	$—	—	$886	$(793)	2	$886	$(793)	2

	December 31, 2010
	Less than Twelve Months			More than Twelve Months			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(Dollar amounts in thousands)
Securities Available for Sale
U.S. Government agency securities	$4,244	$(224)	3	$—	$—	—	$4,244	$(224)	3
Agency residential mortgage-backed debt securities	43,774	(811)	21	—	—	—	43,774	(811)	21
Non-agency collateralized mortgage obligations	1,510	(6)	1	7,450	(3,642)	8	8,960	(3,648)	9
Obligations of states and political subdivisions	27,200	(2,130)	31	965	(122)	2	28,165	(2,252)	33
Trust preferred securities - single issuer	—	—	—	—	—	—	—	—	—
Trust preferred securities - pooled	—	—	—	484	(4,912)	8	484	(4,912)	8
Corporate and other debt securities	934	(66)	1	114	(3)	1	1,048	(69)	2
Equity securities	989	(11)	1	1,031	(719)	22	2,020	(730)	23
Total investment securities available for sale	$78,651	$(3,248)	58	$10,044	$(9,398)	41	$88,695	$(12,646)	99

Securities Held To Maturity
Trust preferred securities - single issue	$870	$(160)	1	$—	$—	—	$870	$(160)	1
Trust preferred securities - pooled	—	—	—	15	(635)	1	15	(635)	1
Total investment securities held to maturity	$870	$(160)	1	$15	$(635)	1	$885	$(795)	2

At March 31, 2011, there were 64 securities with unrealized losses in the less than twelve month category and 44 securities with unrealized losses in the twelve month or more category.

Management evaluates investment securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Factors that may be indicative of impairment include, but are not limited to, the following:

•                  Fair value below cost and the length of time

•                  Adverse condition specific to a particular investment

•                  Rating agency activities (e.g., downgrade)

•                  Financial condition of an issuer

•                  Dividend activities

•                  Suspension of trading

•                  Management intent

•                  Changes in tax laws or other policies

•                  Subsequent market value changes

•                  Economic or industry forecasts

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

If a decline in market value of a security is determined to be other than temporary, under U.S. GAAP, we are required to write these securities down to their estimated fair value.  As of March 31, 2011, we owned single issuer and pooled trust preferred securities of other financial institutions, private label collateralized mortgage obligations and equity securities whose aggregate historical cost basis is greater than their estimated fair value (see table above).  We reviewed all investment securities and have identified those securities that are other-than-temporarily impaired.  The losses associated with these other-than-temporarily impaired securities have been bifurcated into the portion of non-credit impairment losses recognized in other comprehensive loss and into the portion of credit impairment losses recorded in earnings (see Note 18 — Comprehensive Income to the consolidated financial statements).  We perform an ongoing analysis of all investment securities utilizing both readily available market data and third party analytical models.  Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities.  If such decline is determined to be other than temporary, we will write them down through a charge to earnings to their then current fair value.

A.            Obligations of U. S. Government Agencies and Corporations.  The unrealized gains and losses on the Company’s investments in obligations of U.S. Government agencies were caused by changes in interest rates as a result of current monetary policy and the ongoing economic downturn.  At March 31, 2011, the fair value of the U. S. Government agencies and corporations bonds represented 4.1% of the total fair value of the available for sale securities held in the investment securities portfolio.  The contractual cash flows are guaranteed by an agency of the U.S. Government.  Because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.  Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

B.            Mortgage-Backed Debt Securities.  The unrealized gains and losses on the Company’s investments in federal agency residential mortgage-backed securities and corporate (non-agency) collateralized mortgage obligations (“CMO”) were primarily caused by changing credit and pricing spreads in the market as a result of the ongoing economic downturn.  At March 31, 2011, federal agency residential mortgage-backed securities represented 81.1% of the total fair value of available for sale securities held in the investment securities portfolio and corporate (non-agency) collateralized mortgage obligations represented 3.1% of the total fair value of available for sale securities held in the investment securities portfolio.  The Company purchased those securities at a price relative to the market at the time of purchase.  The contractual cash flows of the federal agency residential mortgage-backed securities are guaranteed by the U.S. Government.  Because the decline in the market value of agency residential mortgage-backed debt securities is primarily attributable to changes in market pricing since the time of purchase and not credit quality, and because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.  Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

As of March 31, 2011, the Company owned 8 corporate (non-agency) collateralized mortgage obligation issues in super senior or senior tranches of which 6 corporate (non-agency) collateralized mortgage obligation issues aggregate historical cost basis is greater than estimated fair value.  At March 31, 2011, all 8 non-agency CMO’s with an amortized cost basis of $11.3 million were collateralized by residential real estate.  As of December 31, 2010, the Company owned 9 corporate (non-agency) collateralized mortgage obligations in super senior or senior tranches of which 8 corporate (non-agency) collateralized mortgage obligations aggregate historical cost basis is greater than estimated fair value.  At December 31, 2010, 1 non-agency CMO with an amortized cost basis of $1.5 million was collateralized by commercial real estate and 8 non-agency CMO’s with an amortized cost basis of $12.2 million were collateralized by residential real estate.  The Company uses a two step modeling approach to analyze each non-agency CMO issue to determine whether or not the current unrealized losses are due to credit impairment and therefore other-than-temporarily

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

impaired.  Step one in the modeling process applies default and severity vectors to each security based on current credit data detailing delinquency, bankruptcy, foreclosure and real estate owned (REO) performance.  The results of the vector analysis are compared to the security’s current credit support coverage to determine if the security has adequate collateral support.  If the security’s current credit support coverage falls below certain predetermined levels, step two is utilized.  In step two, the Company uses a third party to assist in calculating the present value of current estimated cash flows to ensure there are no adverse changes in cash flows during the quarter leading to an other-than-temporary-impairment.  Management’s assumptions used in step two include default and severity vectors and prepayment assumptions along with various other criteria including: percent decline in fair value; credit rating downgrades; probability of repayment of amounts due and changes in average life.  At March 31, 2011 and 2010, respectively, no CMO qualified for the step two modeling approach.  Because of the results of the modeling process and because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider these CMO investments to be other-than-temporarily impaired at March 31, 2011 and 2010, respectively.  Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

C.            State and Municipal Obligations.  The unrealized gains and losses on the Company’s investments in state and municipal obligations were primarily caused by changing credit spreads and interest rates in the market as a result of current monetary policy in response to the ongoing economic downturn.  At March 31, 2011, state and municipal obligation bonds represented 10.2% of the total fair value of available for sale securities held in the investment securities portfolio.  The Company purchased those obligations at a price relative to the market at the time of the purchase, and the tax advantaged benefit of the interest earned on these investments reduces the Company’s federal tax liability.  Because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.  Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

D.            Corporate and Other Debt Securities.  Included in other debt securities available for sale at March 31, 2011, were 1 asset-backed security and 1 corporate security representing 0.4% of the total fair value of available for sale securities.  The unrealized losses on corporate and other debt securities relate primarily to changing pricing due to the economic downturn affecting these markets and not necessarily the expected cash flows of the individual securities.  Due to market conditions, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time.  Because the Company has analyzed the credit risk and cash flow characteristics of these securities and the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

E.             Trust Preferred Securities.  Included in trust preferred securities were single issuer, trust preferred securities (“TRUPS” or “CDO”) representing 0.1% and 98.9% of the total fair value of available for sale securities and the total held to maturity securities, respectively, and pooled TRUPS representing 0.2% and 1.1% of the total fair value of available for sale securities and the total held to maturity securities, respectively.

As of March 31, 2011, the Company owned 3 single issuer TRUPS issues and 8 pooled TRUPS issues of other financial institutions.  At March 31, 2011, the historical cost basis of 2 single issuer TRUPS and 8 pooled TRUPS was greater than each security’s estimated fair value.  Investments in TRUPs included (a) amortized cost of $2.5 million of single issuer TRUPS of other financial institutions with a fair value of $2.0 million and (b) amortized cost of $6.0 million of pooled TRUPS of other financial institutions with a fair value of $506,000.  The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies.  The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary with the exception of five pooled TRUPS which were other than temporarily impaired at March 31, 2011.  As of December 31, 2010, the Company owned 3 single issuer TRUPS and 8 pooled TRUPS of other financial institutions.  At December 31, 2010, the historical cost basis of 1 single issuer TRUPS and 8 pooled TRUPS was greater than each security’s estimated fair value.  Investments in TRUPs included (a) amortized cost of $2.5 million of single issuer TRUPS of other financial institutions with a fair value of $2.4 million and (b) amortized cost of $6.0 million of pooled TRUPS of other financial institutions with a fair value of $499,000.  The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies.  The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary with the exception of five pooled TRUPS which were other than temporarily impaired at December 31, 2010.

For the three months ended March 31, 2011, the Company recognized a subsequent net credit impairment charge to earnings of $64,000 on 2 available for sale pooled TRUPS as the Company’s estimate of projected cash flows it expected to receive for these TRUPs was less than the security’s carrying value.  For the three months ended March 31, 2010, the Company recognized a subsequent net credit impairment charge to earnings of $15,000 on 1 available for sale pooled TRUPS and an initial net credit impairment charge to earnings of $81,000 on 1 held to maturity pooled TRUPS as the Company’s estimate of projected cash flows it expected to receive was less than the security’s carrying value.  For the three months ended March 31, 2011 and 2010, respectively, the OTTI losses recognized on available for sale pooled trust preferred securities resulted primarily from both actual and anticipated collateral default and deferrals as a result of current economic conditions affecting the financial services industry.  The Company

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

performs an ongoing analysis of these securities utilizing both readily available market data and third party analytical models.  Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities.  If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or AOCI to reduce the securities to their then current fair value.  As of March 31, 2011 and 2010, respectively, no OTTI charges were recorded on any of the single issue TRUPs.

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

Prepayments

Generally, TRUPS are callable within five to ten years of issuance.  Due to current market conditions and the limited, eight year history of TRUPS, prepayments are difficult to predict.  The model assumes that prepayments will be limited to those issuers that are acquired by large banks with low financing costs.  In deference to the conventional view that the banking industry will undergo significant consolidation over the next several years, the model conservatively estimates that 10% of TRUP’s pools will be acquired and recapitalized over the next 3 to 4 years.  As a result of the 2010 passage of the Dodd-Frank (“Dodd-Frank”) Wall Street Reform and Consumer Protection Act, prepayment assumptions for certain individual issuers within each TRUPS pool were modified.  The Dodd-Frank bill contains a provision that eliminates the Tier 1 capital treatment of TRUP’s for banks with total assets greater than $15 billion beginning in the first half of 2013.  The model assumes that these larger banks would begin to call and prepay their TRUP’s during this timeframe.  In addition, the model assumes that certain individual issuers that are both profitable and well capitalized and currently paying fixed rates greater than 9% or floating rate with spreads greater than 325bps will begin to call and prepay their TRUP’s in the middle of 2011.  Beyond the middle of 2011, the model assumes a 5% prepayment every 5 years going forward.  Thereafter, the model assumes no further prepayments.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following table provides additional information related to our single issuer trust preferred securities:

	March 31, 2011
			Gross
	Amortized	Fair	Unrealized	Number of
	Cost	Value	Gains/Losses	Securities
	(in thousands)
Investment grades:
BBB rated	978	1,013	35	1
Not rated	1,529	990	(539)	2
Total	$2,507	$2,003	$(504)	$3

There were no interest deferrals or defaults in any of the single issuer trust preferred securities in our investment portfolio as of March 31, 2011.

The following table provides additional information related to our pooled trust preferred securities as of March 31, 2011:

March 31, 2011
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain/Loss	Lowest Credit Rating	# of Performing Issuers	Actual Deferral	Expected Deferral	Current Outstanding Collateral Balance	Current Tranche Subordination	Actual Defaults/Deferrals as a % of Outstanding Collateral	Expected Deferrals/Defaults as a % of Remaining Collateral	Excess Subordination as a % of Current Performing Collateral
	(Dollar amounts in thousands)

Pooled trust preferred available for sale securities for which an other-than-temporary inpairment charge has been recognized:
Holding #2	Class B-2	$656	$32	$(624)	Caa3 (Moody’s)	18	$106,250	$10,000	$242,750	$33,000	43.8%	7.3%	0.0%
Holding #3	Class B	541	179	(362)	Caa3 (Moody’s)	18	152,100	10,000	345,500	62,650	44.0%	5.2%	0.0%
Holding #4	Class B-2	1,001	32	(969)	Ca (Moody’s)	21	109,750	—	280,000	38,500	39.2%	0.0%	0.0%
Holding #5	Class B-3	335	15	(320)	Ca (Moody’s)	44	184,780	10,000	588,745	53,600	31.4%	2.5%	0.0%
	Total	$2,533	$258	$(2,275)

Pooled trust preferred held to maturity securities for which an other-than-temporary inpairment charge has been recognized:
Holding #9	Mezzanine	650	21	(629)	Caa1 (Moody’s)	17	99,000	—	231,500	20,289	42.8%	0.0%	0.0%
	Total	$650	$21	$(629)

Pooled trust preferred available for sale securities for which an other-than-temporary inpairment charge has not been recognized:
Holding #6	Class B-1	1,300	163	(1,137)	CCC- (S&P)	15	$17,500	$15,000	$193,500	$108,700	9.0%	8.5%	18.6%
Holding #7	Class C	1,003	20	(983)	CCC- (S&P)	28	36,000	10,000	310,350	31,780	11.6%	3.6%	4.6%
Holding #8	Senior Subordinate	496	44	(452)	Baa2 (Moody’s)	5	34,000	—	116,000	81,000	29.3%	0.0%	12.7%
	Total	$2,799	$227	$(2,572)

		$5,982	$506	$(5,476)

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

F.             Equity Securities.  Included in equity securities available for sale at March 31, 2011, were equity investments in 27 financial services companies.  The Company owns 1 qualifying Community Reinvestment Act (“CRA”) equity investment with an amortized cost and fair value of approximately $1.0 million and $980,000, respectively.  The remaining 26 equity securities have an average amortized cost of approximately $90,000 and an average fair value of approximately $65,000.  While approximately $698,000 in fair value of the equity securities at March 31, 2011 has been below amortized cost for a period of more than twelve months, the Company believes the decline in market value of the equity investment in financial services companies is primarily attributable to changes in market pricing and not fundamental changes in the earning potential of the individual companies.  Included in equity securities available for sale at December 31, 2010, were equity investments in 25 financial services companies.  The Company owns 1 qualifying Community Reinvestment Act (“CRA”) equity investment with an amortized cost and fair value of approximately $1.0 million and $989,000, respectively.  The remaining 25 equity securities have an average amortized cost of approximately $94,000 and an average fair value of approximately $66,000.  While approximately $1.0 million in fair value of the equity securities at December 31, 2010 has been below amortized cost for a period of more than twelve months, the Company believes the decline in market value of the equity investment in financial services companies is primarily attributable to changes in market pricing and not fundamental changes in the earning potential of the individual companies.  For the three months ended March 31, 2011 and 2010, respectively, the Company did not recognize any net credit impairment charges to earnings.  The Company has the intent and ability to retain its investment in its equity securities for a period of time sufficient to allow for any anticipated recovery in market value.  The Company does not consider its equity securities to be other-than-temporarily-impaired at March 31, 2011 and 2010, respectively.

As of March 31, 2011, the fair value of all securities available for sale that were pledged to secure public deposits, repurchase agreements, and for other purposes required by law were $222.5 million as compared to $226.9 million at December 31, 2010, respectively.

The contractual maturities of securities at March 31, 2011 are set forth in the following table.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties.  Therefore, mortgage-backed securities are not included in the maturity categories below.

	At March 31, 2011
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	4,843	5,021	—	—
Due after ten years	44,242	37,925	2,657	1,899
Agency residential mortgage-backed debt securities	231,898	234,449	—	—
Non-Agency collateralized mortgage obligations	11,347	8,897	—	—
Equity securities	3,345	2,660	—	—
	$295,675	$288,952	$2,657	$1,899

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to the scheduled maturity without penalty.

Net realized gains realized on the sale of investment securities available for sale and included in earnings for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Gross gains	$89	$98
Gross losses	—	(6)
Net realized gains on sales of securities	$89	$92

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The specific identification method was used to determine the cost basis for all investment security available for sale transactions.  There are no securities classified as trading, therefore, there were no gains or losses included in earnings that were a result of transfers of securities from the available-for-sale category into a trading category.  There were no sales or transfers from securities classified as held-to-maturity.  See Note 18 — Comprehensive Income to the consolidated financial statements for unrealized holding losses on available-for-sale securities for the periods reported.

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that the Company has recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income (see Note 18 to the consolidated financial statements):

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)

Balance, beginning of period	$2,256	$2,468
Additions:
Initial credit impairments	—	81
Subsequent credit impairments	64	15
Reductions:
Fully written down credit impaired debt and equity securities	—	—
Balance, end of period	$2,320	$2,564

The credit loss component of the impairment loss represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses.  The beginning balance represents the credit loss component for debt securities for which other-than-temporary impairment occurred prior to the periods presented.  Other-than-temporary impairment recognized in earnings for the three months ended March 31, 2011, for credit impaired debt securities are presented as additions in two components based upon whether the current period is the first time the debt security was credit impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments).  The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit impaired debt securities.  Additionally, the credit loss component is reduced if (i) the Company receives the cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security, (ii) the security matures or (iii) the security is fully written down.

Note 6.   Loans and Related Allowance for Credit Losses

Covered loans acquired from Allegiance Bank of North America (“Allegiance”) are shown as a separate line item on the consolidated balance sheet and are not included in the consolidated net loan totals.  Covered loans are excluded from the analysis of the allowance for loan loss, as they are accounted for separately.  Accordingly, no allowance for loan losses related to the acquired loans was recorded on the acquisition date as the fair value of the loans acquired incorporated assumptions regarding credit risk.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The components of loans by portfolio class as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
	(in thousands)

Residential real estate - one to four family	$148,806	$153,499
Residential real estate - multi family	53,349	53,497
Commercial, industrial and agricultural	139,628	150,097
Commercial real estate	418,055	427,546
Construction	77,038	78,202
Consumer	2,361	2,713
Home equity lines of credit	86,957	88,809
Gross loans	926,194	954,363
Allowance for loan losses	(15,283)	(14,790)
Loans, net of allowance for loan losses	$910,911	$939,573

Loans serviced for other financial institutions are not reflected in the Company’s consolidated balance sheets as they are not owned by the Company.  The unpaid principal balance of loans serviced for other financial institutions as of March 31, 2011 and December 31, 2010 was $10.5 million and $11.3 million, respectively.   The balance of capitalized servicing rights, which reflects fair value is included in other assets in the consolidated balance sheets, was $15,000 and $31,000 at March 31, 2011 and December 31, 2010, respectively.

An analysis of changes in the Company’s allowance for credit losses is presented in the table below:

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2011	2010	2010
	(in thousands)

Beginning balance	$14,790	$11,449	$11,449
Charge offs	(1,777)	(7,383)	(1,293)
Recoveries	40	514	14
Provision for loan losses	2,230	10,210	2,600
Ending balance	$15,283	$14,790	$12,770

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

An analysis of changes in the Company’s allowance for credit losses by portfolio class is presented in the table below:

	For The Three Months Ended March 31, 2011
	Residential	Residential	Commerical				Home Equity
	Real Estate	Real Estate	Industrial &	Commercial			Lines of		Total
	One to Four Family	Multi-Family	Agricultural	Real Estate	Construction	Consumer	Credit	Unallocated	Loans
	(in thousands)
Allowance for Loan Losses:
Beginning balance, January 1, 2011	$2,918	$735	$2,576	$3,321	$3,063	$310	$1,713	$154	$14,790

Charge offs	(196)	(190)	(207)	(535)	(135)	(39)	(475)	—	(1,777)
Recoveries	14	1	11	1	—	1	12	—	40
Provision for loan losses	241	300	(147)	356	1,146	12	459	(137)	2,230

Ending balance, March 31, 2011	$2,977	$846	$2,233	$3,143	$4,074	$284	$1,709	$17	$15,283

	For The Year Ended December 31, 2010
	Residential	Residential	Commerical				Home Equity
	Real Estate	Real Estate	Industrial &	Commercial			Lines of		Total
	One to Four Family	Multi-Family	Agricultural	Real Estate	Construction	Consumer	Credit	Unallocated	Loans
	(in thousands)
Allowance for Loan Losses:
Beginning balance, January 1, 2010	$1,159	$205	$2,027	$2,730	$4,413	$526	$389	$7	$11,456

Charge offs	(1,978)	(62)	(500)	(440)	(2,983)	(45)	(1,375)	—	(7,383)
Recoveries	101	—	150	18	46	17	182	—	514
Provision for loan losses	3,636	592	899	1,013	1,587	(188)	2,517	147	10,203
Ending balance, December 31, 2010	$2,918	$735	$2,576	$3,321	$3,063	$310	$1,713	$154	$14,790

The following table presents the Company’s loans that were individually and collectively evaluated for impairment and their related allowance for loan loss by loan portfolio class as of March 31, 2011 and December 31, 2010.  Included in the table below are $27.8million and $22.6 million in loans that are still accruing but have been determined to be impaired after being individually evaluated for impairment at March 31, 2011 and December 31, 2010, respectively.

	At March 31, 2011
	Residential	Residential	Commerical				Home Equity
	Real Estate	Real Estate	Industrial &	Commercial			Lines of		Total
	One to Four Family	Multi-Family	Agricultural	Real Estate	Construction	Consumer	Credit	Unallocated	Loans
	(in thousands)
ALLL ending balance:
Individually evaluated for impairment	$2,017	$772	$1,020	$1,946	$2,976	$267	$1,032	$—	$10,030
Collectively evaluated for impairment	960	74	1,213	1,197	1,098	17	677	—	5,236
Unallocated balance	—	—	—	—	—	—	—	17	17
Total	$2,977	$846	$2,233	$3,143	$4,074	$284	$1,709	$17	$15,283

Loans ending balance:
Individually evaluated for impairment (1)	12,038	4,035	6,561	12,929	17,979	256	2,139	—	55,937
Collectively evaluated for impairment	136,768	49,314	133,056	405,137	59,059	2,105	84,818	—	870,257
Total	$148,806	$53,349	$139,617	$418,066	$77,038	$2,361	$86,957	$—	$926,194

	At December 31, 2010
	Residential	Residential	Commerical				Home Equity
	Real Estate	Real Estate	Industrial &	Commercial			Lines of		Total
	One to Four Family	Multi-Family	Agricultural	Real Estate	Construction	Consumer	Credit	Unallocated	Loans
	(in thousands)
ALLL ending balance:
Individually evaluated for impairment	$2,163	$633	$1,155	$1,895	$2,203	$276	$1,193	$—	$9,518
Collectively evaluated for impairment	755	102	1,421	1,426	860	34	520	—	5,118
Unallocated Balance	—	—	—	—	—	—	—	154	154
Total	$2,918	$735	$2,576	$3,321	$3,063	$310	$1,713	$154	$14,790

Loans ending balance:
Individually evaluated for impairment (1)	11,658	2,432	4,477	9,655	18,412	277	2,175	—	49,086
Collectively evaluated for impairment	140,284	49,573	208,778	366,758	52,952	1,886	85,046	—	905,277
Total	$151,942	$52,005	$213,255	$376,413	$71,364	$2,163	$87,221	$—	$954,363

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The recorded investment in impaired loans not requiring an allowance for loan losses was $8.9 million at March 31, 2011 as compared to $8.4 million at December 31, 2010.  The recorded investment in impaired loans requiring an allowance for loan losses was $47.0 million at March 31, 2011 as compared to $40.7 million at December 31, 2010 and the related allowance for loan losses associated with these loans was $10.0 million and $9.5 million at March 31, 2011 and December 31, 2010, respectively.

The following table presents the Company’s impaired loans along with their related allowance for loan loss by loan portfolio class as of March 31, 2011. At March 31, 2011, the Company had $27.8 million in loans that are still accruing interest, but have been determined to be impaired after being individually evaluated for impairment, as compared to $22.6 million at December 31, 2010.

	At March 31, 2011			At December 31, 2010
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
Impaired Loans:	Investment	Balance	Allowance	Investment	Balance	Allowance
	(in thousands)
With no specific allowance recorded:
Residential real estate 1-4 family	$3,114	$3,114	$—	$1,866	$1,866	$—
Residential real estate multi family	—	—	—	365	365	—
Commercial industrial & agricultural	362	362	—	363	363	—
Commercial real estate	785	785	—	900	900	—
Construction	3,966	3,966	—	4,123	4,123	—
Consumer	—	—	—	—	—	—
Home equity lines of credit	709	709	—	755	755	—
Total	8,936	8,936	—	8,372	8,372	—

With an allowance recorded:
Residential real estate 1-4 family	8,924	8,924	2,030	9,792	9,792	2,163
Residential real estate multi family	4,035	4,035	772	2,067	2,067	633
Commercial industrial & agricultural	6,199	6,199	1,020	4,114	4,114	1,155
Commercial real estate	12,144	12,144	1,944	8,755	8,755	1,895
Construction	14,013	14,013	2,977	14,289	14,289	2,203
Consumer	256	256	256	277	277	276
Home equity lines of credit	1,430	1,430	1,031	1,420	1,420	1,193
Total	47,001	47,001	10,030	40,714	40,714	9,518

Residential real estate 1-4 family	12,038	12,038	2,030	11,658	11,658	2,163
Residential real estate multi family	4,035	4,035	772	2,432	2,432	633
Commercial industrial & agricultural	6,561	6,561	1,020	4,477	4,477	1,155
Commercial real estate	12,929	12,929	1,944	9,655	9,655	1,895
Construction	17,979	17,979	2,977	18,412	18,412	2,203
Consumer	256	256	256	277	277	276
Home equity lines of credit	2,139	2,139	1,031	2,175	2,175	1,193
Total	$55,937	$55,937	$10,030	$49,086	$49,086	$9,518

For the quarter ended March 31, 2011, the average recorded investment in impaired loans was $52.5 million and interest income recognized on impaired loans was $524,000 for the first quarter of 2011.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following presents the average balance of impaired loans by portfolio class along with the related interest income recognized by the Company for the three months ended March 31, 2011.

	For The Three Months Ended March 31, 2011
	Average	Interest
	Recorded	Income
Impaired Loans:	Investment	Recognized
	(in thousands)
With no specific allowance recorded:
Residential real estate 1-4 family	$2,483	$24
Residential real estate multi family	185	—
Commercial industrial & agricultural	363	1
Commercial real estate	843	8
Construction	4,045	15
Consumer	—	—
Home equity lines of credit	732	3
	8,651	51

With an allowance recorded:
Residential real estate 1-4 family	9,363	107
Residential real estate multi family	3,040	39
Commercial industrial & agricultural	5,145	66
Commercial real estate	10,431	135
Construction	14,153	112
Consumer	267	2
Home equity lines of credit	1,425	12
	43,824	473

Residential real estate 1-4 family	11,846	131
Residential real estate multi family	3,225	39
Commercial industrial & agricultural	5,508	67
Commercial real estate	11,274	143
Construction	18,198	127
Consumer	267	2
Home equity lines of credit	2,157	15
	$52,475	$524

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following table presents loans that are no longer accruing interest by portfolio class. These loans are considered impaired and included in the previous impaired loan tables.

	March 31,	December 31,
	2011	2010
	(in thousands)
Non-accrual loans:
Residential real estate one to four family	$5,947	$5,595
Residential real estate multi-family	3,712	1,950
Commercial industrial & agricultural	4,978	2,016
Commercial real estate	2,255	5,477
Construction	9,959	10,393
Consumer	3	15
Home equity lines of credit	1,266	1,067
Total non-accrual loans	$28,120	$26,513

Non-accrual loans that maintained a current payment status for six consecutive months are placed back on accrual status under the Bank’s loan policy. Loans on which the accrual of interest has been discontinued amounted to $28.1 million and $26.5 million at March 31, 2011 and December 31, 2010, respectively.  Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $456,000 and $594,000 at March 31, 2011 and December 31, 2010, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2011 and December 31, 2010:

	March 31, 2011
						Total
	31-60 days	61-90 days	>90 days	Total		Financing	>90 days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing
	(in thousands)
Age Analysis of Past Due Loans:
Residential real estate one to four family	$1,665	$759	$3,947	$6,371	$142,435	$148,806	$—
Residential real estate multi-family	700	—	1,467	2,167	51,182	53,349	—
Commercial industrial and agricultural	273	800	1,945	3,018	136,610	139,628	—
Commercial real estate	1,631	3,883	3,101	8,615	409,440	418,055	456
Construction	581	191	9,372	10,144	66,894	77,038	—
Consumer	258	1	3	262	2,099	2,361	—
Home equity lines of credit	1,036	215	745	1,996	84,961	86,957	—
Total	$6,144	$5,849	$20,580	$32,573	$893,621	$926,194	$456

	December 31, 2010
						Total
	31-60 days	61-90 days	>90 days	Total		Financing	>90 days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing
	(in thousands)
Age Analysis of Past Due Loans:
Residential real estate one to four family	$914	$1,659	$4,204	$6,777	$146,722	$153,499	$249
Residential real estate multi-family	549	465	1,400	2,414	51,083	53,497	—
Commercial industrial and agricultural	582	417	1,693	2,692	147,405	150,097	—
Commercial real estate	857	756	4,625	6,238	421,308	427,546	—
Construction	—	—	10,610	10,610	67,592	78,202	245
Consumer	5	17	15	37	2,676	2,713	—
Home equity lines of credit	557	550	534	1,641	87,168	88,809	100
Total	$3,464	$3,864	$23,081	$30,409	$923,954	$954,363	$594

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following tables present the classes of the loan portfolio summarized by the aggregate pass, watch, special mention, substandard and doubtful rating within the Company’s internal risk rating system as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Residential	Residential	Commerical				Home Equity
	Real Estate	Real Estate	Industrial &	Commercial			Lines of	Total
	1-4 Family	Multi Family	Agricultural	Real Estate	Construction	Consumer	Credit	Loans
	(in thousands)
Credit Rating:
Pass	$131,630	$47,263	$129,909	$354,664	$47,592	$1,863	$83,302	$796,223
Watch	2,748	1,745	2,796	44,610	6,599	242	1,483	60,223
Special Mention	1,611	—	4,176	2,919	6,415	—	75	15,196
Substandard	12,817	4,341	2,747	15,862	16,432	256	2,097	54,552
Doubtful	—	—	—	—	—	—	—	—
	$148,806	$53,349	$139,628	$418,055	$77,038	$2,361	$86,957	$926,194

	December 31, 2010
	Residential	Residential	Commerical				Home Equity
	Real Estate	Real Estate	Industrial &	Commercial			Lines of	Total
	1-4 Family	Multi Family	Agricultural	Real Estate	Construction	Consumer	Credit	Loans
	(in thousands)
Credit Rating:
Pass	$135,231	$49,136	$136,978	$358,853	$48,878	$2,224	$85,075	$816,375
Watch	2,519	1,621	6,460	49,945	5,863	212	1,425	68,045
Special Mention	1,653	—	476	2,554	6,351	—	75	11,109
Substandard	14,096	2,740	6,183	16,194	17,110	277	2,234	58,834
Doubtful	—	—	—	—	—	—	—	—
	$153,499	$53,497	$150,097	$427,546	$78,202	$2,713	$88,809	$954,363

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Some loans require restructuring in order to reduce risk and increase collectability. The following table shows the troubled and restructured debt by loan portfolio class held by the Company as of March 31, 201 and December 31, 2010:

	At March 31, 2011
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment
	(Dollar amounts in thousands)
Troubled Debt Restructurings:
Commercial industrial & agricultural	14	$2,221	$2,221
Commercial real estate	9	8,894	8,894

	Number of
	Contracts	Recorded Investment
	(Dollar amounts in thousands)
Troubled Debt Restructurings that subsequently defaulted:
Commercial industrial & agricultural	0	$—
Commercial real estate	2	849

	At December 31, 2010
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment
	(Dollar amounts in thousands)
Troubled Debt Restructurings:
Commercial industrial & agricultural	12	$3,925	$3,925
Commercial real estate	8	8,913	8,913

	Number of
	Contracts	Recorded Investment
	(Dollar amounts in thousands)
Troubled Debt Restructurings that subsequently defaulted:
Commercial industrial & agricultural	0	$—
Commercial real estate	2	849

Note 7.   Covered Loans

At March 31, 2011, the Company had $62.8 million (net of fair value adjustments) of covered loans (covered under loss share agreements with the FDIC) as compared to $66.8 million at December 31, 2010.  Covered loans were recorded at fair value on November 19, 2010 pursuant to the purchase accounting guidelines in FASB ASC 805 — “Business Combinations”.  Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, “Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

The carrying value of covered loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $34.2 million at March 31, 2011 as compared to $37.8 million at December 31, 2010.  The fair value of the acquired loans not exhibiting evidence of credit impairment was determined by projecting contractual cash flows discounted at risk-adjusted interest rates.

The carrying value of covered loans acquired and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $28.6 million at March 31, 2011 as compared to $29.0 million at December 31, 2010.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. Of the loans acquired with evidence of credit deterioration, a portion of the loans were aggregated into ten pools of loans based on common risk characteristics such as credit risk and loan type.  Other loans acquired in the acquisition evidencing credit deterioration are recorded individually at the amount paid; which represents fair value.  For pools or loans or individual loans evidencing credit deterioration, the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the pool or loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).  There were no material increases or decreases in the expected cash flows of covered loans in each of the pools between November 19, 2010 (the “acquisition date”) and March 31, 2011.  Overall, the Company accreted $187,000 into income on the loans acquired with evidence of credit deterioration since acquisition and $140,000 for the three months ended March 31, 2011.

The components of covered loans by portfolio class as of March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
	2011	2010
	(in thousands)

Residential real estate - one to four family	$23,314	$25,711
Residential real estate - multi-family	6,596	7,081
Commercial industrial & agricultural	2,499	2,655
Commercial real estate	16,687	17,719
Construction	8,157	8,255
Consumer	318	56
Home equity lines of credit	5,247	5,293
Covered Loans	$62,818	$66,770

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following tables show the breakdown of covered loans that are current, past due, non-accrual and loans past due greater than 90 days and still accruing as of March 31, 2011 and December 31, 2011.

	March 31, 2011
						Total
	31-60 days	61-90 days	>90 days	Total		Financing	>90 days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing
	(in thousands)
Age Analysis of Past Due Loans:
Residential real estate one to four family	$—	$—	$872	$872	$22,442	$23,314	$385
Residential real estate multi-family	—	—	467	467	6,129	6,596	—
Commercial industrial & agricultural	—	—	—	—	2,499	2,499	—
Commercial real estate	—	100	966	1,066	15,621	16,687	—
Construction	829	—	1,731	2,560	5,597	8,157	—
Consumer	—	—	—	—	318	318	—
Home equity lines of credit	—	—	—	—	5,247	5,247	—
Total	$829	$100	$4,036	$4,965	$57,853	$62,818	$385

	December 31, 2010
						Total
	31-60 days	61-90 days	>90 days	Total		Financing	>90 days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing
	(in thousands)
Age Analysis of Past Due Loans:
Residential real estate one to four family	$421	$587	$881	$1,889	$23,822	$25,711	$336
Residential real estate multi-family	—	—	478	478	6,603	7,081	—
Commercial industrial & agricultural	—	—	—	—	2,655	2,655	—
Commercial real estate	—	59	1,278	1,337	16,382	17,719	—
Construction	810	—	1,771	2,581	5,674	8,255	—
Consumer	—	—	—	—	56	56	—
Home equity lines of credit	—	—	—	—	5,293	5,293	—
Total	$1,231	$646	$4,408	$6,285	$60,485	$66,770	$336

The following table presents covered loans that currently are not accruing interest as of March 31, 2011 and December 31, 2010.

	As of March 31,	As of December 31,
	2011	2010
	(in thousands)
Non-accrual covered loans:
Residential real estate one to four family	$872	$881
Residential real estate multi-family	467	478
Commercial industrial & agricultural	—	—
Commercial real estate	966	1,278
Construction	1,731	1,771
Consumer	—	—
Home equity lines of credit	—	—
Total non-accrual covered loans	$4,036	$4,408

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8.   Acquisitions Including Goodwill and Other Intangible Assets

Acquisitions

On September 1, 2008, the Company paid cash of $1.8 million for Fisher Benefits Consulting, an insurance agency specializing in group employee benefits, located in Pottstown, Pennsylvania.  Fisher Benefits Consulting has become a part of VIST Insurance.  As a result of the acquisition, VIST Insurance continues to expand its retail and commercial insurance presence in southeastern Pennsylvania counties.  The results of Fisher Benefits Consulting operations have been included in the Company’s consolidated financial statements since September 2, 2008.  Included in the $1.8 million purchase price for Fisher Benefits Consulting was goodwill of $200,000 and identifiable intangible assets of $1.6 million.  Contingent payments totaling $750,000, or $250,000 for each of the first three years following the acquisition, will be paid if certain predetermined revenue target ranges are achieved.  These payments are added to goodwill when paid.  The contingent payments could be higher or lower depending upon whether actual revenue earned in each of the three years following the acquisition is less than or exceeds the predetermined revenue goals.  A contingent payment of $250,000 was made in both 2009 and 2010 as predetermined revenue targets were achieved.  No contingent payments were made during the first quarter of 2011.

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

On November 19, 2010, the Bank acquired certain assets and assumed certain liabilities of Allegiance Bank of North America (“Allegiance”) from the FDIC, as Receiver of Allegiance. Allegiance operated five community banking branches within Chester and Philadelphia counties. The Bank’s bid to purchase Allegiance included the purchase of certain Allegiance assets at a discount of $5.9 million and time deposits at a premium of $534,000, in exchange for assuming certain Allegiance deposits and certain other liabilities. Based on the terms of this transaction, the FDIC paid the Company $1.8 million ($2.0 million less a settlement of approximately $200,000).  As a result of the Allegiance acquisition, the Company recorded $1.5 million of goodwill. No cash or other consideration was paid by the Bank. This acquisition provides the Company with a significant market extension of our core markets. The franchise expansion gives the Company a quick and profitable entry into Philadelphia and the surrounding areas of Bala Cynwyd, Berwyn, Old City and Worcester.  All of the goodwill acquired has been allocated to the Company’s Banking and Financial Services segment (for additional information on this acquisition, refer to Note 14 — FDIC-Assisted Acquisition).

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Goodwill

The Company had goodwill of $45.7 million at both March 31, 2011 and December 31, 2010, related to the acquisition of its banking, insurance and wealth management companies.  The Company utilizes a third party valuation service to perform its goodwill impairment test on an annual basis.  A fair value is determined for the banking and financial services, insurance services and investment services reporting units.  If the fair value of the reporting business unit exceeds the book value, then no impairment write down of goodwill is necessary (a Step One evaluation).  If the fair value is less than the book value, then an additional test (a Step Two evaluation) is necessary to assess goodwill for potential impairment.  As a result of the goodwill impairment valuation analysis, the Company determined that no goodwill impairment write-off for any of its reporting units was necessary for the year ended December 31, 2010, however a Step Two evaluation was necessary for the banking and financial services reporting unit.

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

Framework for Interim Impairment Analysis

The Company utilizes the following framework from FASB ASC 350 “Intangibles - Goodwill & Other” to evaluate whether an interim goodwill impairment test is required, given the occurrence of events or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Examples of such events or circumstances include:

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

FASB ASC 820 “Fair Value Measurements and Disclosures” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A fair value measurement assumes that the transaction to sell or transfer the asset or transfer the liability occurs in the principal market for the asset or liability, or in the absence of a principal market, the most advantageous market for the asset or liability.  FASB ASC 820 further defines market participants as buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

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

The Company monitors interim indicators noted in FASB ASC 350 to evaluate whether an interim goodwill impairment test is required, given the occurrence of events or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, absent those events, the Company will perform its annual goodwill impairment evaluation during the fourth quarter of 2011.

Consideration of Market Capitalization in Light of the Results of Our Annual and Interim Goodwill Assessments

The Company’s stock price, like the stock prices of many other financial services companies, is trading below both book value as well as tangible book value.  We believe that the Company’s current market value does not represent the fair value of the Company when taken as a whole and in consideration of other relevant factors.  Because the Company is viewed by investors predominantly as a community bank, we believe our market capitalization is based on net tangible book value, reduced by nonperforming assets in excess of the allowance for loan losses.  We believe that the market place ascribes effectively no value to the Company’s fee-based reporting units, the assets of which are composed principally of goodwill and intangibles.  Management believes that as a stand-alone business each of these reporting units has value which is not being incorporated in the market’s valuation of the Company reflected in the share price.  Management also believes that if these reporting units were carved out of the Company and sold, they would command a sales price reflective of their current performance.  Management further believes that if these reporting units were sold, the results of the sale would increase both the tangible book value (resulting from, among other things, the reduction in associated goodwill) and therefore market capitalization, given the market’s current valuation approach described above.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

* Includes Goodwill

The results of the annual impairment analysis completed for both of the reporting segments above indicated no goodwill impairment existed as of October 31, 2010.

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

* Includes Goodwill

The annual impairment assessment for the banking and financial services reporting unit was as of December 31, 2010.  Based on the results of the Step One goodwill impairment evaluation, the estimated fair value was less than the carrying value of this reporting unit and, therefore, in accordance with FASB ASC 350-20, a Step Two analysis was required to determine if there was goodwill impairment of the reporting unit.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The changes in the carrying amount of goodwill for the first quarter of 2011 and for the year ended December 31, 2010 were as follows:

	Banking and		Brokerage and
	Financial		Investment
	Services	Insurance	Services	Total
	(in thousands)

Balance as of January 1, 2010	$27,768	$11,193	$1,021	$39,982
Additions to goodwill	1,548	78	—	1,626
Contingent payments made	—	250	—	250
Balance as of December 31, 2010	$29,316	$11,521	$1,021	$41,858
Additions to goodwill	—	—	—	—
Contingent payments made	—	—	—	—
Balance as of March 31, 2011	$29,316	$11,521	$1,021	$41,858

Other Intangible Assets

Amortizable intangible assets were composed of the following:

	March 31, 2011		December 31, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Amortizable intangible assets:
Purchase of client accounts (20 year weighted average useful life)	$4,957	$1,545	$4,957	$1,481
Employment contracts (7 year weighted average useful life)	1,135	1,127	1,135	1,122
Assets under management (20 year weighted average useful life)	184	79	184	77
Trade name (20 year weighted average useful life)	196	196	196	196
Core deposit intangible (7 year weighted average useful life)	1,852	1,719	1,852	1,653
Total	$8,324	$4,666	$8,324	$4,529

Aggregate Amortization Expense:
For the three months ended March 31, 2011	$138
For the three months ended March 31, 2010	$134

In accordance with the provisions of FASB ASC 350, the Company amortizes other intangible assets over the estimated remaining life of each respective asset.

Note 9.   Junior Subordinated Debt

First Leesport Capital Trust I, a Delaware statutory business trust, was formed on March 9, 2000 and is a wholly-owned subsidiary of the Company.  The Trust issued $5 million of 10.875% fixed rate capital trust pass-through securities to investors. First Leesport Capital Trust I purchased $5 million of fixed rate junior subordinated deferrable interest debentures from the Company.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The obligations under the debentures constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the capital securities.  The capital securities are redeemable by the Company on or after March 9, 2010, at stated premiums, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise.  The capital securities must be redeemed upon final maturity of the subordinated debentures on March 9, 2030.  In October 2002, the Company entered into an interest rate swap agreement with a notional amount of $5 million that effectively converted the securities to a floating interest rate of six month LIBOR plus 5.25%.  In September 2010, included in other income was a $272,000 premium paid to the Company resulting from the fixed rate payer exercising a call option to terminate this interest rate swap.  In June 2003, the Company purchased a six month LIBOR cap with a rate of 5.75% which created protection against rising interest rates for the above mentioned $5 million interest rate swap.  Interest rate caps are generally used to

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by other interest rate swaps.  This interest rate cap matured in March 2010.

On September 26, 2002, the Company established Leesport Capital Trust II, a Delaware statutory business trust, in which the Company owns all of the common equity.  Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45% (3.76% at March 31, 2011).  These debentures are the sole assets of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial Corp. of the obligations of the Trust under the capital securities. These securities must be redeemed in September 2032, but may be redeemed on or after November 7, 2007 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company.  As of March 31, 2011, the Company has not exercised the call option on these debentures.  In September 2008, the Company entered into an interest rate swap agreement that effectively converts the $10 million of adjustable-rate capital securities to a fixed interest rate of 7.25%.

On June 26, 2003, Madison Bank established Madison Statutory Trust I, a Connecticut statutory business trust.  Pursuant to the purchase of Madison Bank on October 1, 2004, the Company assumed Madison Statutory Trust I in which the Company owns all of the common equity.  Madison Statutory Trust I issued $5 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10% (3.41% at March 31, 2011).  These debentures are the sole assets of the Trusts.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The obligations under the debentures constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the capital securities. These securities must be redeemed in June 2033, but may be redeemed on or after September 26, 2008 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company.  In September 2008, the Company entered into an interest rate swap agreement that effectively converts the $5 million of adjustable-rate capital securities to a fixed interest rate of 6.90%.

Note 10.   Regulatory Matters, Capital Adequacy and Shareholders’ Equity

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

Federal bank regulatory agencies have established certain capital-related criteria that must be met by banks and bank holding companies.  The measurements which incorporate the varying degrees of risk contained within the balance sheet and exposure to off-balance sheet commitments were established to provide a framework for comparing different institutions.  Regulatory guidelines require that Tier 1 capital and total risk-based capital to risk-adjusted assets must be at least 4.0% and 8.0%, respectively.  In order for the Company to be considered “well capitalized” under the guidelines of the banking regulators, the Company must have Tier 1 capital and total risk-based capital to risk-adjusted assets of at least 6.0% and 10.0%, respectively.  As of March 31, 2011, the Company and the Bank has met the criteria to be considered a well capitalized institution.

As of March 31, 2011, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed its category.

The Company’s regulatory capital ratios are presented below for the periods indicated:

	March 31,	December 31,
	2011	2010

Leverage ratio	7.96%	8.01%
Tier I risk-based capital ratio	11.19%	10.87%
Total risk-based capital ratio	12.45%	12.13%

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

On December 19, 2008, the Company issued to the United States Department of the Treasury (“Treasury”) 25,000 shares of Series A, Fixed Rate, Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $1,000 per share, and a warrant (“Warrant”) to initially purchase 376,982 shares of the Company’s common stock, par value $5.00 per share, for an aggregate purchase price of $25,000,000 in cash.

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

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company.  At March 31, 2011, the Bank had approximately $5.0 million available for payment of dividends to the Company.  Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis.  At March 31, 2011 and at December 31, 2010, the Bank had a $1.3 million loan outstanding to VIST Insurance.

On January 25, 2011, the Company declared a $0.05 per share cash dividend for common shareholders of record on February 4, 2011, which was paid on February 15, 2011.  On April 26, 2011, the Company declared a $0.05 per share cash dividend for common shareholders of record on May 6, 2011 which is payable on May 13, 2011.  For the first quarter of 2011, common stock dividends totaled $328,000, as compared to $292,000 for the same period in 2010.

For the first quarter of 2011, preferred stock dividends and discount accretion totaled $427,000 as compared to $420,000 for the same period in 2010.

Note 11.   Financial Instruments with Off-Balance Sheet Risk

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

A summary of the Bank’s financial instrument commitments is as follows:

	March 31,	December 31,
	2011	2010
	(in thousands)
Commitments to extend credit:
Loan origination commitments	$37,725	$41,803
Unused home equity lines of credit	49,687	38,089
Unused business lines of credit	121,590	132,486
Total commitments to extend credit	$209,002	$212,378

Standby letters of credit	$9,271	$9,235

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

Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of March 31, 2011 and 2010 for guarantees under standby letters of credit issued was not considered to be material.

Junior Subordinated Debt:

The Company has elected to record its junior subordinated debt at fair value with changes in fair value reflected in other income in the consolidated statements of operations.  The fair value is estimated utilizing the income approach whereby the expected cash flows over the remaining estimated life of the debentures are discounted using the Company’s estimated credit spread over the current fully indexed yield based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.  At March 31, 2011 and December 31, 2010, the estimated fair value of the junior subordinated debt was $18.6 million and $18.4 million, respectively, and was offset by changes in the fair value of the related interest rate swaps.

During October 2002, the Company entered into an interest rate swap agreement with a notional amount of $5 million to manage its exposure to interest rate risk.  This derivative financial instrument effectively converted fixed interest rate obligations of outstanding mandatory redeemable capital debentures to variable interest rate obligations, decreasing the asset sensitivity of its balance sheet by more closely matching the repricing of the Company’s variable rate assets with variable rate liabilities.  The Company considers the credit risk inherent in the contracts to be negligible.  This swap had a notional amount equal to the outstanding principal amount of the related trust preferred securities, together with the same payment dates, maturity date and call provisions as the related trust preferred securities.

Under the swap, the Company paid interest at a variable rate equal to six month LIBOR plus 5.25%, adjusted semiannually, and the Company received a fixed rate equal to the interest that the Company is obligated to pay on the related trust preferred securities (10.875%).  In September 2010, included in other income was a $272,000 premium paid to the Company resulting from the fixed rate payer exercising a call option to terminate this interest rate swap.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

The estimated fair values of the interest rate swap agreements represent the amount the Company would have expected to receive to terminate such contract.  At March 31, 2011 and December 31, 2010, the estimated fair value of the interest rate swap agreements was $1.0 million and $1.1 million, respectively, and was offset by changes in the fair value of the related trust preferred debt.  The swap agreements expose the Company to market and credit risk if the counterparty fails to perform.  Credit risk is equal to the extent of a fair value gain on the swaps.  The Company manages this risk by entering into these transactions with high quality counterparties.

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

In October 2010, the Company purchased a three month LIBOR interest rate cap to create protection against rising interest rates.  The notional amount of this interest rate cap was $5.0 million and the initial premium paid for the interest rate cap was $206,000.  At March 31, 2011, the recorded value of the interest rate cap was $260,000.

The following table provides the fair values of the Company’s derivative instruments included in the consolidated balance sheet at March 31, 2011 and December 31, 2010:

	Liability Derivatives
	March 31, 2011		December 31, 2010
	Balance		Balance
Derivatives Not Designated as Hedging	Sheet	Fair	Sheet	Fair
Instruments under FASB ASC 815:	Location	Value	Location	Value
	(in thousands)

Interest rate cap	Other assets	$260	Other assets	$300
Interest rate swap contracts	Other liabilities	(1,015)	Other liabilities	(1,139)

Total derivatives		$(755)		$(839)

The following table provides the changes in fair values of the Company’s derivative instruments included in the consolidated statement of operations for the three months ended March 31, 2011 and 2010:

		Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss)	For the Three Months Ended	For the Three Months Ended
Derivatives Not Designated as Hedging	Recognized in Income on	March 31,	March 31,
Instruments under FASB ASC 815:	Derivative	2011	2010
		(in thousands)

Interest rate cap	Other income	$(40)	$—
Interest rate swap contracts	Other income	124	47

Total derivatives		$84	$47

During the three month period ended March 31, 2011 and 2010, the Company recorded interest payable under the interest rate swap agreements of $131,000 and $74,000, respectively, which was recorded as an increase in interest expense on the trust preferred securities.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 12.   Employee Benefit Plans

Employee Stock Ownership Plan

The Company had an Employee Stock Ownership Plan (“ESOP”) which provided its employees with future retirement plan assistance.  The ESOP invested primarily in the Company’s common stock. Contributions to the Plan were at the discretion of the Board of Directors. The ESOP plan was terminated as of June 30, 2006.  The Company received a favorable determination from the Internal Revenue Service that the ESOP is qualified under Sections 401(a), 409(1) and 4975(e)(7) of the Internal Revenue Code of 1986.  Final distributions were made from this plan in 2009.  As a result of the plan being terminated, no amounts were accrued to provide for contribution of shares to the Plan and no shares were purchased on behalf of the ESOP as of March 31, 2011.

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

Beginning in July 2009, the Company’s Board of Directors approved a discretionary match of 50% for the first 2% of a participant’s pay deferred into the 401(k) Retirement Savings Plan.  Prior to July 2009, the Company contributed 150% match of the first 2% of a participants pay deferred into the Plan plus 100% of next 1%, 50% of next 4% for a total available match of 6%.  Contributions from the Company vest to the employee over a five year schedule.  The expense associated with the Company’s contribution was $33,000 and $31,000 for the three months ended March 31, 2011 and 2010, respectively, and was included in salaries and employee benefits expense in the Consolidated Statements of Operations.

Deferred Compensation Agreements and Salary Continuation Plan

The Company has entered into deferred compensation agreements with certain directors and a salary continuation plan for certain key employees.  At March 31, 2011 and December 31, 2010, the present value of the future liability for these agreements was $1.8 million and $1.8 million, respectively.  For the quarter ended March 31, 2011 and 2010, $48,000 and $56,000, respectively, was charged to expense in connection with these agreements.  To fund the benefits under these agreements, the Company is the owner and beneficiary of life insurance policies on the lives of certain directors and employees.  These bank-owned life insurance policies had an aggregate cash surrender value of $19.5 million and $19.4 million at March 31, 2011 and December 31, 2010, respectively.

Employee Stock Purchase Plan

The Company has a non-compensatory Employee Stock Purchase Plan (“ESPP”).  Under the ESPP, employees of the Company who elect to participate are eligible to purchase shares of common stock at prices up to a 5 percent discount from the market value of the stock.  The ESPP does not allow the discount in the event that the purchase price would fall below the Company’s most recently reported book value per share.  The ESPP allows an employee to make contributions through payroll deductions to purchase shares of common shares up to 15 percent of annual compensation.  The total number of shares of common stock that may be issued pursuant to the ESPP is 223,630.  As of March 31, 2011, a total of 80,246 shares have been issued under the ESPP.  For the first quarter of 2011 and throughout 2010, the market value of the Company’s stock was below the Company’s book value per share.  The employees of the Company did not receive a 5% discount on purchases made under the ESPP during this timeframe. As a result, the Company did not recognize any expense relative to its ESPP for the three months ended March 31, 2011 and 2010.

Note 13.   Stock-based Compensation

The Company has an Employee Stock Incentive Plan (“ESIP”) that covered all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors.  The ESIP plan expired on November 10, 2008, and as a result, no additional stock option awards remain to be granted.  At March 31, 2011, there were 287,977 options granted and still outstanding under the ESIP.  The option price for options previously issued under the ESIP was equal to 100% of the fair market value of the Company’s common stock on the date of grant and was not less than the stock’s par value when granted.  Options granted under the ESIP have various vesting periods ranging from immediate up to 5 years, 20% exercisable not less than one year after the date of grant, but no later than ten years after the date of grant in accordance with the vesting.  Vested options expire on the earlier of ten years after the date of grant, three months from the participant’s termination of employment or one year from the date of the participant’s death or disability.  At March 31, 2011, a total of 148,072 options have been exercised under the ESIP and common stock shares were issued accordingly.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The Company has an Independent Directors Stock Option Plan (“IDSOP”).  The IDSOP plan expired on November 10, 2008, and as a result, no additional stock option awards remain to be granted.  At March 31, 2011, there were 84,612 stock options granted and still outstanding under the IDSOP.  The IDSOP covers all directors of the Company who are not employees and former directors who continue to be employed by the Company.  The option price for stock option awards previously issued under the ESIP was equal to the fair market value of the Company’s common stock on the date of grant. Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Company or the cessation of the participant’s employment, or twelve months from the date of the participant’s death or disability.  A total of 21,166 options had been exercised under the IDSOP and common stock shares were issued accordingly as of March 31, 2011.

On April 17, 2007, the Company’s shareholders approved the VIST Financial Corp. 2007 Equity Incentive Plan (“EIP”).  The total number of options which may be granted under the EIP is equal to 12.5% of the outstanding shares of the Company’s common stock on the date of approval of the Plan and is subject to automatic annual increases by an amount equal to 12.5% of any increase in the number of the Company’s outstanding shares of common stock during the preceding year or such lesser number as determined by the Company’s board of directors.  At March 31, 2011, there were 816,974 options that may be issued pursuant to the EIP, of which 462,023 options have been issued and were still outstanding.  Pursuant to the EIP, stock option awards that have been forfeited or expired can be reissued.  At March 31, 2011, there were 354,451 shares reserved for future stock option award grants remaining under the EIP.  The EIP covers all employees and non-employee directors of the Company and its subsidiaries.  Incentive stock options, nonqualified stock options and restricted stock grants are authorized for issuance under the EIP (see below “Restricted Stock Grants” for additional information on restricted stock awards).  The exercise price for stock options granted under the EIP must equal the fair market value of the Company’s common stock on the date of grant.  Vesting of option awards under the EIP is determined by the Human Resources Committee of the board of directors, but must be at least one year.  The committee may also subject an award to one or more performance criteria.  Stock option and restricted stock awards generally expire upon termination of employment.  In certain instances after an optionee terminates employment or service, the Committee may extend the exercise period for a vested nonqualified stock option up to the remaining term of the option.  A vested incentive stock option must be exercised within three months following termination of employment if such termination is for reasons other than cause.  As of March 31, 2011, 500 options have been exercised under the EIP.  The EIP expires on April 17, 2017.

Restricted Stock Grants.  The EIP provides that up to 290,435 shares of common stock may be granted, at the discretion of the Board, to employee and non-employee directors of the Company. At March 31, 2011, there were 326,789 restricted stock grants that may be granted pursuant to the EIP, of which 48,500 have been granted.  At March 31, 2011, there were 279,706 shares reserved for future restricted stock grants under the EIP.  When granted, restricted stock shares are unvested stock, issuable one year after the date of the grant for non-employee directors and employees (“Vest Date”).  Due to TARP restrictions, restricted stock grants vest over two years for employees.  The Vest Date accelerates in the event there is a change in control of the Company, if the recipients are then still non-employee directors or employees by Company. Upon issuance of the shares, resale of the shares is restricted for an additional year, during which the shares may not be sold, pledged or otherwise disposed of.  Prior to the vest date and in the event the recipient terminates association with the Company for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Restricted stock awards granted under the EIP were recorded at the date of award based on the market value of shares. The weighted average price per share of shares outstanding as of March 31, 2011 was $8.03 as compared to $6.61 at December 31, 2010.  At March 31, 2011, there were no vested restricted stock grants.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

A summary of restricted stock award activity is presented below:

Rollforward of Restricted Stock Awards

	Shares	Weighted Average Fair Value on Award Date
Outstanding at December 31, 2008	—	$—

Additions	7,000	5.15
Forfeitures	—	—
Outstanding at December 31, 2009	7,000	5.15

Additions	15,500	7.18
Forfeitures	(1,000)	(5.15)
Outstanding at December 31, 2010	21,500	6.61
Additions	26,000	9.16
Forfeitures	(417)	(5.15)
Outstanding at March 31, 2011	47,083	$8.03

Stock option activity for the three months ended March 31, 2011 is summarized in the table below:

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Term
	Options	Price	Value	(in years)
Outstanding at the beginning of the year	858,912	$13.66
Granted	—	—
Exercised	(500)	5.18
Expired	(11,536)	17.00
Forfeited	(12,264)	5.64
Outstanding as of March 31, 2011	834,612	$13.74	$775,139	6.7
Exercisable as of March 31, 2011	595,864	$16.39	$315,154	5.8

There were no proceeds received from stock option exercises related to director and employee stock purchase plans in 2010. There were $1,770 in proceeds received from stock option exercises related to the director and employee stock purchase plans during the first quarter of 2011.

As of March 31, 2011 and December 31, 2010, the aggregate intrinsic value of options outstanding was $775,000 and $479,000, respectively.  As of March 31, 2011 and December 31, 2010, the weighted average remaining term of options outstanding was 6.7 years, 6.9 years, respectively.

The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holder had all option holders exercised their options on March 31, 2011.  The aggregate intrinsic value of a stock option will change based on fluctuations in the market value of the Company’s stock.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Stock-Based Compensation Expense.  The Company adopted the provisions of FASB ASC 718 on January 1, 2006.  FASB ASC 718 requires that stock-based compensation to employees be recognized as compensation cost in the consolidated statements of operations based on their fair values on the measurement date, which, for the Company, is the date of grant.  As of March 31, 2011 and 2010, stock-based compensation expense totaled $95,000 and $37,000, respectively.  As of March 31, 2011 and December 31, 2010, there were approximately $595,000 and $465,000, respectively, of total unrecognized compensation cost related to non-vested stock options under the plans.  Total unrecognized compensation cost related to non-vested stock options could be impacted by the performance of the Company as it relates to options granted which include performance-based goals.

Valuation of Stock-Based Compensation.  There were no stock options granted during the first quarter of 2011.  During the first quarter of 2010, there were 15,950 stock options granted.  The fair value of options granted during the three months ended March 31, 2010 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Three Months Ended
March 31,
2010

Dividend yield	5.13%
Expected life	7 years
Expected volatility	24.86%
Risk-free interest rate	3.36%
Weighted average fair value of options granted	$0.78

The expected volatility is based on historic volatility.  The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life is based on historical exercise experience.  The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Note 14.   FDIC-Assisted Acquisition

On November 19, 2010, the Bank acquired certain assets and assumed certain liabilities of Allegiance Bank of North America (“Allegiance”) from the FDIC, as Receiver of Allegiance. Allegiance operated five community banking branches within Chester and Philadelphia counties. The Bank’s bid to purchase Allegiance included the purchase of certain Allegiance assets at a discount of $5.9 million and time deposits at a premium of $534,000, in exchange for assuming certain Allegiance deposits and certain other liabilities. Based on the terms of this transaction, the FDIC paid the Company $1.8 million ($2.0 million less a settlement of approximately $200,000). As a result of the Allegiance acquisition, the Bank recorded $1.5 million of goodwill. No cash or other consideration was paid by the Bank. The Bank and the FDIC entered into loss sharing agreements regarding future losses incurred on loans and other real estate acquired through foreclosure existing at the acquisition date. Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 70 percent of net losses on covered assets incurred up to $12.0 million, and 80 percent of net losses exceeding $12.0 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss sharing agreements with the FDIC, the Bank recorded an indemnification asset of $7.0 million at the time of acquisition.  As of March 31, 2011, the Company has submitted cumulative net losses of $68,472 for reimbursement to the FDIC under the loss-sharing agreements.  The loss sharing agreements include clawback provisions should losses not meet the specified thresholds and should other conditions not be met.  Based on the current estimate of principal loss, the Company would not be subject to a clawback indemnification and no liability for this arrangement has been recognized in the consolidated financial statements.

U.S. GAAP prohibits carrying over an allowance for loan losses for impaired loans purchased in the Allegiance FDIC-assisted acquisition. On the acquisition date, the preliminary estimate of the unpaid principal balance for all loans evidencing credit impairment acquired in the Allegiance acquisition was $41.5 million and the estimated fair value of the loans was $30.3 million. Total contractually required payments on these loans, including interest, at the acquisition date was $46.8 million.  However, the Company’s preliminary estimate of expected cash flows was $36.4 million.  At such date, the Company established a credit risk related non-accretable discount (a discount representing amounts which are not expected to be collected from the customer nor liquidation of collateral) of $10.3 million relating to these impaired loans, reflected in the recorded net fair value. Such amount is reflected as a non-accretable fair value adjustment to loans and a portion is also reflected in a receivable from the FDIC. The Bank further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $6.1 million on the acquisition date relating to these impaired loans.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

As of
November 19, 2010
(in thousands)
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

At the time of acquisition, the Company also recorded a net FDIC Indemnification Asset of $7.0 million representing the present value of the FDIC’s indemnification obligations under the loss sharing agreements for covered loans and other real estate. Such indemnification asset has been discounted by $465,000 for the expected timing of receipt of these cash flows.

Note 15.   Segment Information

Under the standards set for public business enterprises regarding a company’s reportable operating segments in FASB ASC 280, “Segment Reporting”, the Company has four reportable segments: (i) banking and financial services (the “Bank”), (ii) insurance services (“VIST Insurance”), (iii) mortgage banking (“VIST Mortgage”), and (iv) wealth management services (“VIST Capital Management”).  The Company’s insurance services, mortgage banking and wealth management services are managed separately from the Bank.

The Bank

The Bank consists of twenty-one full service, two limited service financial centers and one on-line only branch, and performs commercial and consumer loan, deposit and other banking services.  The Bank engages in full service commercial and consumer banking business, including such services as accepting deposits in the form of time, demand and savings accounts. Such time deposits include certificates of deposit, individual retirement accounts and Roth IRAs.  The Bank’s savings accounts include money market accounts, club accounts, NOW accounts and traditional regular savings accounts.  In addition to accepting deposits, the Bank makes both secured and unsecured commercial and consumer loans, provides equipment lease and accounts receivable financing and makes construction and mortgage loans, including home equity loans.  The Bank does not engage in sub-prime lending.  The Bank also provides small business loans and other services including rents for safe deposit facilities.

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

Mortgage Banking

The Bank provides mortgage banking services to its customers through VIST Mortgage, a division of the Bank.  VIST Mortgage operates offices in Reading, Schuylkill Haven and Blue Bell, which are located in Berks County, Pennsylvania, Schuylkill County, Pennsylvania and Montgomery County, Pennsylvania, respectively.  The mortgage banking operation offers residential lending products and generates revenue primarily through gains recognized on loan sales.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Insurance

VIST Insurance, LLC (“VIST Insurance”), a full service insurance agency, offers a full line of personal and commercial property and casualty insurance as well as group insurance for businesses, employee and group benefit plans, and life insurance.  VIST Insurance utilizes insurance companies and acts as an agent or broker to provide coverage for commercial, individual, surety bond, and group and personal benefit plans.  VIST Insurance is headquartered in Wyomissing, Pennsylvania with sales offices at 1240 Broadcasting Road, Wyomissing, Pennsylvania, Pennsylvania; 1767 Sentry Parkway West (Suite 210) Blue Bell, Pennsylvania; 5 South Sunnybrook Road (Suite 100), Pottstown, Pennsylvania; and 237 Route 61 South, Schuylkill Haven, Pennsylvania.

Wealth Management

VIST Capital, a full service investment advisory and brokerage services company, offers a full line of products and services for individual financial planning, retirement and estate planning, investments, corporate and small business pension and retirement planning.  VIST Capital is headquartered at 1240 Broadcasting Road, Wyomissing, Pennsylvania

The following table shows the Company’s reportable business segments for the three months ended March 31, 2011 and 2010.  All inter-segment transactions are recorded at cost and eliminated as part of the consolidation process.  Each of these segments perform specific business activities in order to generate revenues and expenses, which in turn, are evaluated by the Company’s senior management for the purpose of making resource allocation and performance evaluation decisions.

	VIST
	Bank	Insurance	Mortgage	Capital Management	Total
	(in thousands)
Three months ended March 31, 2011
Net interest income and other income from external sources	$11,027	$2,905	$774	$204	$14,910
(Loss) income before income taxes	(604)	256	647	3	302
Total assets	1,317,626	17,646	75,468	1,104	1,411,844
Purchase of premises and equipment	499	22	3	1	525

Three months ended March 31, 2010
Net interest income and other income from external sources	$10,314	$3,077	$680	$155	$14,226
(Loss) income before income taxes	(372)	567	405	(65)	535
Total assets	1,241,199	17,516	78,780	1,285	1,338,780
Purchase of premises and equipment	182	235	6	27	450

As presented above, income (loss) before income taxes does not reflect management fees paid to the Bank by VIST Insurance, Mortgage and Capital Management of approximately $283,000, $147,000 and $37,000, respectively, for the three months ended March 31, 2011.  For the three months ended March 31, 2010, income (loss) before income taxes does not reflect management fees paid to the Bank by VIST Insurance, Mortgage and Capital Management of approximately $236,000, $147,000 and $31,000, respectively.

Note 16.   Investment in Limited Partnership

In 2003, VIST Bank, the Company’s banking subsidiary (the “Bank”) entered into a limited partner subscription agreement with Midland Corporate Tax Credit XVI Limited Partnership (“partnership”), where the Bank receives special tax credits and other tax benefits.  The Bank subscribed to a 6.2% interest in the partnership, which is subject to an adjustment depending on the final size of the partnership at a purchase price of $5 million.  This investment is included in other assets and is not guaranteed.  It is accounted for in accordance with FASB ASC 970, “Real Estate - General,” using the equity method.  This agreement was accompanied by a payment of $1.7 million.  The associated non-interest bearing promissory note payable included in other liabilities was zero at March 31, 2011.  Installments were paid as requested.  The net carrying value of the Midland Corporate Tax Credit XVI Limited Partnership is recorded in other assets in the Consolidated Balance Sheets and was $2.7 million at March 31, 2011, as compared to $2.8 million at December 31, 2010.  Included in other expenses for the three months ended March 31, 2011 and 2010, was the Bank’s portion of the partnership’s net operating loss of $83,000 and $83,000, respectively.  For the full year of 2011, the Bank expects to receive a federal tax credit of approximately $459,000.  For 2010, the Bank received a federal tax credit of approximately $460,000.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 17.   Fair Value Measurements and Fair Value of Financial Instruments

FASB ASC 820, “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs.  An orderly transaction is not a forced transaction, but rather a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following tables summarize securities available for sale, junior subordinated debentures and derivatives, measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the hierarchy utilized to measure fair value.

	As of March 31, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
ASSETS:
Securities Available For Sale
U.S. Government agency securities	$—	$11,925	$—	$11,925
Agency mortgage-backed debt securities	—	234,449	—	234,449
Non-Agency collateralized mortgage obligations	—	8,897	—	8,897
Obligations of states and political subdivisions	—	29,349	—	29,349
Trust preferred securities - single issue	—	125	—	125
Trust preferred securities - pooled	—	485	—	485
Corporate and other debt securities	—	1,062	—	1,062
Equity securities	1,472	1,188	—	2,660
Interest rate cap (included in other assets)	—	—	260	260
	$1,472	$287,480	$260	$289,212

LIABILITIES:
Junior subordinated debt	$—	$—	$18,593	$18,593
Interest rate swaps (included in other liabilities)	—	—	1,015	1,015
	$—	$—	$19,608	$19,608

	As of December 31, 2010
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
ASSETS:
Securities Available For Sale
U.S. Government agency securities	$—	$11,790	$—	$11,790
Agency mortgage-backed debt securities	—	222,365	—	222,365
Non-Agency collateralized mortgage obligations	—	10,015	—	10,015
Obligations of states and political subdivisions	—	30,907	—	30,907
Trust preferred securities - single issue	—	501	—	501
Trust preferred securities - pooled	—	484	—	484
Corporate and other debt securities	—	1,048	—	1,048
Equity securities	1,656	989	—	2,645
Interest rate cap (included in other assets)	—	—	300	300
	$1,656	$278,099	$300	$280,055

LIABILITIES:
Junior subordinated debt	$—	$—	$18,437	$18,437
Interest rate swaps (included in other liabilities)	—	—	1,139	1,139
	$—	$—	$19,576	$19,576

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	As of March 31, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets:
Impaired loans	$—	$—	$36,971	$36,971
Impaired covered loans	—	—	28,599	28,599
Other real estate owned	—	—	1,769	1,769
Covered other real estate owned	—	—	711	711
Total	$—	$—	$68,050	$68,050

	As of December 31, 2010
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets:
Impaired loans	$—	$—	$31,196	$31,196
Impaired covered loans	—	—	29,000	29,000
Other real estate owned	—	—	5,303	5,303
Covered other real estate owned	—	—	247	247
Total	$—	$—	$65,746	$65,746

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Three months ended March 31, 2011
		Total realized and
		Unrealized Gains (Losses)
	Fair Value at December 31, 2010	Recorded in Revenue	Recorded in Other Comprehensive Income	Transfers Into and/or Out of Level 3	Fair Value at March 31, 2011
	(in thousands)
Assets:
Interest rate cap	$300	$(40)	$—	$—	$260
	$300	$(40)	$—	$—	$260

Liabilities:
Junior subordinated debt	$18,437	$(156)	$—	$—	$18,593
Interest rate swaps	1,139	124	—	—	1,015
	$19,576	$(32)	$—	$—	$19,608

	Three months ended March 31, 2010
		Total realized and
		Unrealized Gains (Losses)
	Fair Value at December 31, 2009	Recorded in Revenue	Recorded in Other Comprehensive Income	Transfers Into and/or Out of Level 3	Fair Value at March 31, 2010
	(in thousands)
Liabilities:
Junior subordinated debt	$19,658	$(57)	$—	$—	$19,715
Interest rate swaps	111	47	—	—	64
	$19,769	$(10)	$—	$—	$19,779

Certain assets, including goodwill, mortgage servicing rights, core deposits, other intangible assets, certain impaired loans and other long-lived assets, such as other real estate owned, are written down to fair value on a nonrecurring basis through recognition of an impairment charge to the consolidated statements of operations.  There were no material impairment charges incurred on financial instruments carried at fair value on a nonrecurring basis during the three months ended March 31, 2011.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

ASC Topic 825, “Financial Instruments” requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The estimated fair values of financial instruments as of March 31, 2011 and December 31, 2010, are set forth in the table below.  The information in the table should not be interpreted as an estimate of the fair value of the Company in its entirety since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$15,687	$15,687	$16,315	$16,315
Federal funds sold	18,000	18,000	1,500	1,500
Mortgage loans held for sale	196	196	3,695	3,695
Securities available for sale	288,952	288,952	279,755	279,755
Securities held to maturity	2,028	1,899	2,022	1,888
Federal Home Loan Bank stock	6,749	6,749	7,099	7,099
Loans, net	910,911	923,187	939,573	955,148
Covered loans	62,818	62,818	66,770	66,770
Mortgage servicing rights	15	15	31	31
Bank owned life insurance	19,471	19,471	19,373	19,373
FDIC indemnification asset	7,014	7,014	7,003	7,003
Accrued interest receivable	5,429	5,429	5,205	5,205
Interest rate cap	260	260	300	300

Financial Liabilities:
Deposits	1,148,968	1,131,064	1,149,280	1,132,887
Securities sold under agreements to repurchase	105,194	109,470	106,843	111,300
Junior subordinated debt	18,593	18,593	18,437	18,437
Accrued interest payable	2,045	2,045	2,515	2,515
Interest rate swap	1,015	1,015	1,139	1,139

Off-balance Sheet Financial Instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

The following methods and assumptions were used to estimate the fair value of the company’s financial assets and financial liabilities:

Cash and cash equivalents:  The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

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

Loans, net:  For non-impaired loans, fair values are estimated by discounting the projected future cash flows using market discount rates that reflect the credit and interest-rate risk inherent in the loan.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Impaired loans are accounted for under FASB ASC 310, Accounting by Creditors for Impairment of a Loan (“FASB ASC 310”), and fair value is generally determined by using the fair value of the loan’s collateral.  Loans are determined to be impaired when management determines, based upon current information and events, it is probable that all principal and interest payments due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured on a loan by loan basis based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

Bank owned life insurance:  Bank owned life insurance (“BOLI”) policies are carried at their cash surrender value.  The Company recognizes tax-free income from the periodic increases in the cash surrender value of these policies and from death benefits.

FDIC indemnification asset:  The indemnification asset represents the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets based on the credit adjustment estimated for each covered asset and the loss sharing percentages. These cash flows are discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

Note 18.   Comprehensive Income

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

The following table shows changes in each component of comprehensive income for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Net income	$506	$713

Other comprehensive loss:
Change in unrealized holding (losses) gains on available for sale securities	(687)	780
Change in non-credit impairment losses on available for sale securities	1	3
Reclassification adjustment for credit related impairment on available for sale securities realized in income	64	15
Change in non-credit impairment losses on held to maturity securities	7	(940)
Reclassification adjustment for credit related impairment on held to maturity securities realized in income	—	81
Reclassification adjustment for investment gains realized in income	(89)	(92)
Net unrealized losses	(704)	(153)
Income tax effect	239	52
Other comprehensive loss	(465)	(101)
Total comprehensive income	$41	$612

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview. Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for VIST Financial Corp. (the “Company”), a financial holding company, and its wholly-owned subsidiaries, VIST Bank (the “Bank”), VIST Insurance, LLC (“VIST Insurance”), and VIST Capital Management, LLC (“VIST Capital Management”).  The Bank’s wholly-owned subsidiary, VIST Mortgage Holdings, LLC was inactive at December 31, 2010.

On November 19, 2010, the Company acquired certain assets and assumed certain liabilities of Allegiance Bank of North America (“Allegiance”) from the FDIC, as Receiver of Allegiance. Allegiance operated five community banking branches within Chester and Philadelphia counties. The Bank’s bid to purchase Allegiance included the purchase of certain Allegiance assets at a discount of $5.9 million and time deposits at a premium of $534,000, in exchange for assuming certain Allegiance deposits and certain other liabilities. Based on the terms of this transaction, the FDIC paid the Company $1.8 million ($2.0 million less a settlement of approximately $200,000).  As a result of the Allegiance acquisition, the Company recorded $1.5 million of goodwill. No cash or other consideration was paid by the Bank. The Bank and the FDIC entered into loss sharing agreements regarding future losses incurred on loans and other real estate acquired through foreclosure existing at the acquisition date. Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 70 percent of net losses on covered assets incurred up to $12.0 million, and 80 percent of net losses exceeding $12.0 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries.  The acquisition of Allegiance represents a significant market extension of the Company’s core Berks, Schuylkill, and Montgomery county markets into Philadelphia and the surrounding areas.

Forward Looking Statements. These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company’s control).  The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.  The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; the nature, extent, and timing of governmental actions and reforms, including the rules of participation for the Trouble Asset Relief Program voluntary Capital Purchase Plan under the Emergency Economic Stabilization Act of 2008, which may be changed unilaterally and retroactively by legislative or regulatory actions; and the success of the Company at managing the risks involved in the foregoing.

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

Readers should carefully review the risk factors described in the Annual Report and other documents that we periodically file with the Securities and Exchange Commission (“SEC”), including our Form 10-K for the year ended December 31, 2010, and other reports that were filed during 2011 with the SEC.

Critical Accounting Policies. The Company’s consolidated financial statements are prepared based upon the application of U.S. generally accepted accounting principles (“U.S. GAAP”). The reporting of our financial condition and results of operations is impacted by the application of accounting policies by management, some of which are particularly sensitive and require significant judgments, estimates and assumptions to be made in matters that are inherently uncertain. These accounting policies, along with the disclosures presented in other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the consolidated financial statements. Management currently views the determination of the allowance for loan losses, revenue recognition for insurance activities, stock based compensation, derivative financial instruments, goodwill and intangible assets, fair value measurements including other than temporary impairment losses on available for sale securities, the valuation of junior subordinated debt and related hedges, the valuation of deferred tax assets and the effects of any business combinations.  Additional information about these accounting policies is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in the Company’s Form 10-K for the year ended December 31, 2010.  No significant changes were made to the Company’s critical accounting policies during the first three months of 2011.

FINANCIAL CONDITION

Total assets decreased by $13.2 million or 1.0%, to $1.41 billion at March 31, 2011 from $1.43 billion at December 31, 2010.  The overall decrease in assets was mainly due to a decrease in the loan portfolio, primarily commercial loans, as a result of a conscious decision by the Company to exit a number of commercial loan relationships, which did not meet our credit standards.

Securities Portfolio.  The overall securities portfolio increased to $291.0 million at March 31, 2011, from $281.8 million at December 31, 2010 primarily due to the purchase of additional available for sale securities.  Investment security purchases and sales generally occur to manage the Bank’s liquidity requirements, pledging requirements, interest rate risk, and to enhance net interest margin and capital management. The available-for-sale securities portfolio is evaluated regularly for possible opportunities to increase earnings through potential sales or portfolio repositioning. During the first three months of 2011, proceeds of $16.9 million were received on sales, and $89,000 was recognized in net gains, while investment securities of $40.0 million were purchased.  During the first three months of 2010, proceeds of $11.9 million were received on sales, and $92,000 was recognized in net gains, while investment securities of $41.3 million were purchased.  Securities classified as available for sale are marketable equity securities, and those debt securities that we intend to hold for an undefined period of time, but not necessarily to maturity. Any decision to sell an available-for-sale investment security would be based on various factors, including significant movements in interest rates, changes in maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations, reasonable gain realization, changes in the creditworthiness of the issuing entity, changes in investment strategy and portfolio mix, and other similar factors. Changes in unrealized gains or losses on available-for-sale investment securities, net of taxes, are recorded as other comprehensive income, a component of stockholders’ equity.  Debt securities that management has the positive ability and intent to hold to maturity are classified as held-to-maturity and recorded at amortized cost.

The available-for-sale securities portfolio included a net unrealized loss of $6.7 million at March 31, 2011, as compared to a net unrealized loss of $6.0 million at December 31, 2010.  In addition, the held-to-maturity securities portfolio included a net unrealized loss of $758,000 at March 31, 2011, as compared to $769,000 at December 31, 2010.  Changes in long-term treasury interest rates, underlying collateral and credit concerns and dislocation and illiquidity in the current market continue to contribute to the decrease in the fair market value of certain securities.

Securities of $222.5 million were pledged to secure certain public, trust, and government deposits and for other purposes at March 31, 2011, as compared to and $226.9 million at December 31, 2010.

Management evaluates investment securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Factors that may be indicative of impairment include, but are not limited to, the following:

•                                          Fair value below cost and the length of time

•                                          Adverse condition specific to a particular investment

•                                          Rating agency activities (e.g., downgrade)

•                                          Financial condition of an issuer

•                                          Dividend activities

•                                          Suspension of trading

•                                          Management intent

•                                          Changes in tax laws or other policies

•                                          Subsequent market value changes

•                                          Economic or industry forecasts

Other-than-temporary impairment means management believes the security’s impairment is due to factors that could include the issuer’s inability to pay interest or dividends, the issuer’s potential for default, and/or other factors.  When a held to maturity or available for sale debt security is assessed for other-than-temporary impairment, management has to first consider (a) whether the Company intends to sell the security, and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis.  If one of these circumstances applies to a security, an other-than-temporary impairment loss is recognized in the statement of operations equal to the full amount of the decline in fair value below amortized cost.  If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an other-than-temporary impairment loss has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors.  In assessing the level of other-than-temporary impairment attributable to credit loss, management compares the present value of cash flows expected to be collected with the amortized cost basis of the security.  The portion of the total other-than-temporary impairment related to credit loss is recognized in earnings (as the difference between the fair value and the present value of the estimated cash flows), while the amount related to other factors is recognized in other comprehensive income.

The total other-than-temporary impairment loss is presented in the statement of operations, less the portion recognized in other comprehensive income.  When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.

Loans, Credit Quality and Credit Risk

Gross loans decreased by $28.2 million to $926.2 million at March 31, 2011 from $954.4 million December 31, 2010. The overall decrease in loans was mainly due to a decrease in the commercial loan portfolio, as a result of a conscious decision by the Company to exit a number of commercial loan relationships, which did not meet the Company’s credit standards.

The various components of loans at March 31, 2011 and December 31, 2010, were as follows:

	March 31, 2011	December 31, 2010
	(in thousands)

Residential real estate - one to four family	$148,806	$153,499
Residential real estate - multi family	53,349	53,497
Commercial, industrial and agricultural	139,587	150,097
Commercial real estate	418,096	427,546
Construction	77,038	78,202
Consumer	2,361	2,713
Home equity lines of credit	86,957	88,809
Gross loans	926,194	954,363
Allowance for loan losses	(15,283)	(14,790)
Loans, net of allowance for loan losses	$910,911	$939,573

The Bank is required to pledge residential and commercial real estate secured loans to collateralize its potential borrowing capacity with the FHLB. As of March 31, 2011, the Bank had pledged approximately $647.8 million in loans to the FHLB to secure its maximum borrowing capacity, as compared to $713.5 million at December 31, 2010.

The Bank occasionally buys or sells portions of commercial loans through participations with other financial institutions, but no significant transactions occurred during the first quarter of 2011.  The Bank does transact sales of residential mortgages on a regular basis through VIST Mortgage.  For the first quarter of 2011, the Bank sold $8.9 million of residential mortgage loans generating $169,000 of gains recognized on the sale, which were recorded in non-interest income in the Consolidated Statements of Operations.  For the first quarter of 2010, the Bank sold $2.8 million of residential mortgage loans generating $134,000 of gains recognized on the sale.

Allowance for Loan Losses.  The allowance for loan losses at March 31, 2011 was $15.3 million, or 1.65% of outstanding loans, as compared to $14.8 million or 1.55% at December 31, 2010.  In accordance with U.S. GAAP, the allowance for loan losses represents management’s estimate of losses inherent in the loan and lease portfolio as of the balance sheet date and is recorded as a reduction to loans and leases. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 90 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance, which is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan and lease portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

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

6.                                       Quality of the Company’s loan review system, and the degree of oversight by the Company’s Board of Directors.

7.                                       Existence and effect of any concentrations of credit and changes in the level of such concentrations.

8.                                       Effect of external factors, such as competition and legal and regulatory requirements.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for all criticized and classified loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

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

For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

For loans that are not rated as criticized or classified, the Company collectively evaluates the loans for impairment based upon homogeneous loan groups.

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate, an extension of a loan’s stated maturity date or a change in the loan payment to interest-only. For troubled debt restructurings on loans that are accruing interest, the Company will continue to accrue interest based upon the modified terms.  Troubled debt restructurings on loans not accruing interest are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are tested for impairment.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans.  Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  Loans criticized as special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.  Loans not classified are rated pass.

In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

The following table presents the allocation of the Company’s allowance for loan losses (“ALLL”) by portfolio segment at March 31, 2011, as compared to December 31, 2010.

	March 31, 2011		December 31, 2010
		% of		% of
	Amount	ALLL	Amount	ALLL
	(Dollar amounts in thousands)

Residential real estate one-to-four family	$2,977	19.5%	$2,918	19.9%
Residential real estate multi-family	846	5.5	735	5.0
Commercial, financial and agricultural	2,233	14.6	2,576	17.6
Commercial real estate	3,143	20.6	3,321	22.7
Construction	4,074	26.7	3,063	20.9
Consumer	284	1.9	310	2.1
Hone equity lines of credit	1,709	11.2	1,713	11.7
Aallocated	15,266	100.0	14,636	100.0
Unallocated	17	0.0	154	0.0
Total	$15,283	100.0%	$14,790	100.0%

The following table presents the activity related to the Company’s allowance for loan losses for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(Dollar amounts in thousands)

Balance of allowance for loan losses, beginning of period	$14,790	$11,449
Loans charged-off:
Residential real estate one-to-four family	(196)	(144)
Residential real estate multi-family	(190)	(62)
Commercial, financial and agricultural	(207)	(30)
Commercial real estate	(535)	—
Construction	(135)	(1,039)
Consumer	(39)	(18)
Hone equity lines of credit	(475)	—
Total loans charged-off	(1,777)	(1,293)
Recoveries of loans previously charged-off:
Residential real estate one-to-four family	14	4
Residential real estate multi-family	1	—
Commercial, financial and agricultural	11	6
Commercial real estate	1	1
Construction	—	—
Consumer	1	2
Hone equity lines of credit	12	1
Total recoveries	40	14
Net loan charge-offs	(1,737)	(1,279)
Provision for loan losses	2,230	2,600
Balance, end of period	$15,283	$12,770

Net charge-offs to average loans (annualized)	0.74%	0.56%
Allowance for loan losses to loans outstanding	1.65%	1.41%
Loans outstanding at end of period (net of unearned income)	$926,194	$904,762
Average balance of loans outstanding during the period (1)	$942,617	$911,529

(1) Excludes loans held for sale

Impaired Loans. The Company generally values impaired loans that are accounted for under FASB ASC 310, Accounting by Creditors for Impairment of a Loan (“FASB ASC 310”), based on the fair value of a loan’s collateral.  Loans are determined to be impaired when management has utilized current information and economic events and judged that it is probable that not all of the principal and interest due under the contractual terms of the loan agreement will be collected. Other than as described herein, management does not believe there are any significant trends, events or uncertainties that are reasonably expected to have a material impact on the loan portfolio to affect future results of operations, liquidity or capital resources. However, based on known information, management believes that the effects of current and past economic conditions and other unfavorable business conditions may impact certain borrowers’ abilities to comply with their repayment terms and therefore may have an adverse effect on future results of operations, liquidity, or capital resources. Management closely monitors economic and business conditions and their impact on borrowers’ financial strength.  At March 31, 2011, the balance of loans that were considered to be impaired under U.S. GAAP totaled $55.9 million, compared to $49.1 million at December 31, 2010. Management continues to diligently monitor and evaluate the existing portfolio, and identify credit concerns and risks, including those resulting from the current economy.

The average recorded investment in impaired loans was $52.5 million for the first quarter of 2011, as compared to $24.8 million for the same period in 2010.  Accordingly, interest income of $524,000 was recognized on these impaired loans for the three months ended March 31, 2011, as compared to $23,000 for the same period in 2010.

Impaired Loans With a Related Allowance. At March 31, 2011, the Company had $47.0 million of impaired loans with a related allowance, as compared to $40.7 million at December 31, 2010. This group of impaired loans and leases has a related allowance due to the probability that the borrower is not able to continue to make principal and interest payments due under the contractual terms of the loan or lease. Additionally, these loans appear to have insufficient collateral and the Company’s principal may be at risk; as a result, a related allowance is established to estimate future potential principal losses.

Impaired Loans Without a Related Allowance. At March 31, 2011, the Company had $8.9 million of impaired loans without a related allowance, as compared to $8.4 million at December 31, 2010. This group of impaired loans is considered impaired due to the likelihood of the borrower not being able to continue to make principal and interest payments due under the contractual terms of the loan. However, these loans appear to have sufficient collateral and the Company’s principal does not appear to be at risk of probable principal losses; as a result, management believes a related allowance is not necessary.

Non-Performing Assets. Nonperforming assets consist of nonperforming loans and other real estate owned (“OREO”). Nonperforming loans consist of loans where the accrual of interest has been discontinued (i.e. non-accrual loans), and those loans that are 90 days or more past due and still accruing interest. Nonaccruing loans are no longer accruing interest income because of apparent financial difficulties of the borrower. Interest received on nonaccruing loans is recorded as income only after the past due principal is brought current and deemed collectible in full. Total nonperforming loans were $28.6 Million at March 31, 2011, as compared to $27.1 million at December 31, 2010.

OREO includes assets acquired through foreclosure, deed in-lieu of foreclosure, and loans identified as in-substance foreclosures. A loan is classified as an in-substance foreclosure when effective control of the collateral has been taken prior to completion of formal foreclosure proceedings. OREO is held for sale and is recorded at fair value less estimated costs to sell. Costs to maintain OREO and subsequent gains and losses attributable to OREO liquidation are included in the Consolidated Statements of Operations in other income and other expense as realized. No depreciation or amortization expense is recognized. OREO was $1.8 million and $5.3 million at March 31, 2011 and December 31, 2010, respectively.

The table below presents the various components of the Company’s non-performing assets at March 31, 2011 as compared to December 31, 2010:

	March 31, 2011	December 31, 2010
	(Dollar amounts in thousands)
Non-accrual loans:
Residential real estate one to four family	$5,947	$5,595
Residential real estate multi-family	3,712	1,950
Commercial, financial and agricultural	4,978	2,016
Commercial real estate	2,255	5,477
Construction	9,959	10,393
Consumer	3	15
Home equity lines of credit	1,266	1,067
Total	28,120	26,513

Loans past due 90 days or more and still accruing:
Residential real estate one to four family	—	249
Residential real estate multi-family	—	—
Commercial, financial and agricultural	—	—
Commercial real estate	456	—
Construction	—	245
Consumer	—	—
Home equity lines of credit	—	100
Total	456	594
Total non-performing loans	28,576	27,107
Other real estate owned	1,769	5,303
Total non-performing assets	$30,345	$32,410

Troubled debt restructurings (accruing)	$11,115	$12,838

Non-performing loans to loans outstanding at end of period	3.09%	2.84%
Non-performing assets to loans outstanding plus OREO at end of period	3.27%	3.38%

Troubled Debt Restructurings. The Company performs some troubled debt restructurings. Once the Company is contacted by a customer indicating the potential for default, a modification of terms in the form of interest only payments, term modification or rate reduction from normal bank requirements may occur. These loans will still be subjected to approval evaluations in a similar manner as a new loan origination. Included in the approval process is the reason for the restructuring, the length of time for the restructure and an exit plan for return to original loan terms. No loans are approved for indefinite restructurings. If a restructured loan defaults, it follows the same process as any other loan in default per Company policy.

Covered Loans

At March 31, 2011, the Company had $62.8 million (net of fair value adjustments) of covered loans (covered under loss share agreements with the FDIC) as compared to $66.8 million at December 31, 2010.  Covered loans were recorded at fair value on November 19, 2010 pursuant to the purchase accounting guidelines in FASB ASC 805 — “Business Combinations”.  Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, “Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

The carrying value of covered loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $34.2 million at March 31, 2011, as compared to $37.8 million at December 31, 2010.  The fair value of the acquired loans not exhibiting evidence of credit impairment was determined by projecting contractual cash flows discounted at risk-adjusted interest rates.

The carrying value of covered loans acquired and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $28.6 million at March 31, 2011, as compared to $29.0 million at December 31, 2010.  Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. Of the loans acquired with evidence of credit deterioration, some of the loans were aggregated into ten pools of loans based on common risk characteristics such as credit risk and loan type.  Other loans acquired in the acquisition evidencing credit deterioration are recorded initially at the amount paid.  For pools or loans or individual loans evidencing credit deterioration, the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the pool or loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).  There were no material increases or decreases in the expected cash flows of covered loans in each of the pools between November 19, 2010 (the “acquisition date”) and March 31, 2011.  For the first quarter of 2011, the Company recognized $140,000 of income during the period on the loans acquired with evidence of credit deterioration.

Deposits

The components of the Company’s deposits at March 31, 2011 as compared to December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
	(in thousands)

Demand, non-interest bearing	$120,053	$122,450
Demand, interest bearing	423,215	399,286
Savings	122,658	129,728
Time, $100,000 and over	224,646	293,703
Time, other	258,396	204,113
Total deposits	$1,148,968	$1,149,280

Non-interest bearing deposits decreased to $120.1 million at March 31, 2011, from $122.5 million at December 31, 2010, a decrease of $2.4 million or 2% annualized.  The decrease in non-interest bearing deposits was primarily due to a decrease in non-interest bearing commercial accounts.  Management continues its efforts to promote growth in these types of deposits, such as offering a free checking product, as a method to help reduce the Company’s overall cost of funds.  Interest bearing deposits increased $2.1 million during the first three months of 2011.  Management continues to promote these types of deposits through a disciplined pricing strategy as a means of managing the Company’s overall cost of funds, as well as, management’s continuing emphasis on increasing market share through commercial and retail marketing programs and customer service.

Borrowings

Borrowings, representing advances from the FHLB, were reduced to zero at March 31, 2011, as compared to $10.0 million at December 31, 2010.  The reduction in borrowings during the first quarter of 2011 resulted from a $10.0 advance that matured during the quarter.

Shareholders’ Equity

Shareholders’ equity decreased $446,000 to $132.0 million at March 31, 2011, as compared to $132.4 million at December 31, 2010.  The decrease in stockholders’ equity was primarily the result of dividends paid on common and preferred stock as well as additional unrealized losses on available-for-sale securities offset by an increase related to year-to-date earnings (for additional information related to the changes in shareholder’s equity, refer to the Consolidated Statement of Changes in Shareholder’s Equity in the Company’s Consolidated Financial Statements).

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

Other than Tier 1 capital restrictions on the Company’s junior subordinated debt discussed later, the Company is not aware of any pending recommendations by regulatory authorities that would have a material impact on the Company’s capital, resources, or liquidity if they were implemented.

The adequacy of the Company’s regulatory capital is reviewed on an ongoing basis with regard to size, composition and quality of the Company’s resources. An adequate capital base is important for continued growth and expansion in addition to providing an added protection against unexpected losses.

An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders’ equity less intangible assets, to average quarterly assets less intangible assets.  The leverage ratio was 7.96% and 8.01% at March 31, 2011 and December 31, 2010, respectively.

As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy.  Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments.  For the Company, Tier 1 risk-based capital generally consists of common shareholders’ equity less intangible assets plus the junior subordinated debt, and Tier 2 risk-based capital includes the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets.  Any portion of the allowance for loan losses that exceeds the 1.25% limit of risk-weighted assets is disallowed for Tier 2 risk-based capital but is used to adjust the overall risk weighted asset calculation.  At March 31, 2011, $3.1 million of the allowance for loan losses was disallowed for Tier 2 risk-based capital, but was used to adjust the overall risk weighted assets used in the regulatory ratio calculations. At December 31, 2010, $2.2 million of the allowance for loan losses was disallowed for Tier 2 risk-based capital, but was used to adjust the overall risk weighted assets used in the regulatory ratio calculations. Under Tier 1 risk-based capital guidelines, any amount of net deferred tax assets that exceeds either forecasted net income for the period or 10% of Tier 1 risk-based capital is disallowed. At March 31, 2011, $210,000 of net deferred tax assets was disallowed in the Tier 1 risk-based capital calculation. At December 31, 2010, $198,000 of net deferred tax assets was disallowed in the Tier 1 risk-based capital calculation. By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier 1 risk-based capital.  In addition, federal banking regulatory authorities have issued a final rule restricting the Company’s junior subordinated debt to 25% of Tier 1 risk-based capital.  Amounts of junior subordinated debt in excess of the 25% limit generally may be included in Tier 2 risk-based capital.  The final rule provided a five-year transition period, ending March 31, 2009.  In 2009, the Federal Reserve extended this transition period to March 21, 2011.  This will allow bank holding companies more flexibility in managing their compliance with these new limits in light of the current conditions of the capital markets.  At March 31, 2011, the entire amount of these securities was allowable to be included as Tier 1 risk-based capital for the Company.  At March 31, 2011 and December 31, 2010, the Company’s regulatory capital ratios were above minimum regulatory guidelines.

On December 19, 2008, the Company issued to the United States Department of the Treasury (“Treasury”) 25,000 shares of Series A, Fixed Rate, Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $1,000 per share, and a warrant (“Warrant”) to purchase 367,982 shares of the Company’s common stock, par value $5.00 per share, for an aggregate purchase price of $25.0 million in cash.

The Series A Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The Series A Preferred Stock generally may be redeemed at any time following consultation by the Company’s primary bank regulator and Treasury. Participants in the Capital Purchase Program desiring to repay part of an investment by Treasury must repay a minimum of 25% of the issue price of the preferred stock.

The following table sets forth the Company’s capital ratios at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(Dollar amounts in thousands)
Tier 1 Capital
Common shareholders’ equity excluding unrealized gains (losses) on securities	$132,001	$132,447
Disallowed goodwill, intangible assets and deferred tax assets	(45,682)	(45,787)
Junior subordinated debt	18,443	18,287
Unrealized losses on available for sale debt securities	4,401	3,925
Total Tier 1 Capital	109,163	108,872

Tier 2 Capital
Allowable portion of allowance for loan losses	12,230	12,544
Total Tier 2 Capital	12,230	12,544

Total risk-based capital	$121,393	$121,416

Risk adjusted assets (including off-balance sheet exposures)	$975,346	$1,001,299

Leverage ratio	7.96%	8.01%
Tier I risk-based capital ratio	11.19%	10.87%
Total risk-based capital ratio	12.45%	12.13%

Regulatory guidelines require the Company’s Tier 1 capital ratios and the total risk-based capital ratios to be at least 4.0% and 8.0%, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Overview.  Net income for the first quarter of 2011 was $506,000, as compared to $713,000 for the same period in 2010.  Basic and diluted earnings per common share were $0.01 for the first quarter of 2011, as compared to basic and diluted earnings per common share of $0.05 for the same period in 2010.  The operating results for the first quarter of 2011 were negatively impacted by (i) $804,000 of net losses recognized on the sale of other real estate owned and (ii) approximately $400,000 of integration expenses associated with the previously announced acquisition of Allegiance Bank of North America (“Allegiance”).

The following table presents some of the Company’s key ratios for three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Return on average assets (annualized)	0.14%	0.22%
Return on average shareholders’ equity (annualized)	1.55%	2.30%
Common dividend payout ratio	415.19%	99.66%
Average shareholders’ equity to average assets	9.34%	9.47%

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

Net interest income as adjusted for tax-exempt financial instruments was $11.9 million for the three months ended March 31, 2011, as compared to $10.1 million for the same period in 2010.  A benefit of a lower cost of funds resulted in less interest paid on average interest-bearing liabilities, which more than offset the decrease in the yield on interest-earning assets, which resulted in a higher net interest margin for the first quarter of 2011, as compared to the same period in 2010.  The taxable-equivalent net interest margin percentage for the first quarter of 2011 was 3.73%, as compared to 3.40% for the same period in 2010.  The interest rate paid on average interest-bearing liabilities decreased by 39 basis points to 1.89% for the first quarter of 2011, as compared to 2.28% for 2010.  The yield on interest-earning assets decreased by 5 basis points to 5.33% for 2011, as compared to 5.38% for the same period in 2010.

The table below provides average asset and liability balances and the corresponding interest income and expense along with the average interest yields (assets) and interest rates (liabilities) for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011			2010
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands)
Interest-Earning Assets:
Loans: (1) (2) (3)
Commercial	$824,932	$11,912	5.77	$733,065	$10,356	5.65
Mortgage	59,730	701	4.69	48,774	663	5.44
Consumer	123,287	1,596	5.25	130,650	1,683	5.22
Total loans	1,007,949	14,209	5.64	912,489	12,702	5.58
Investment securities (2)	279,908	3,090	4.42	268,549	3,560	5.30
Federal funds sold	9,417	4	0.15	29,001	8	0.12
Other short-term investments	368	1	1.37	493	—	0.00
Total interest-earning assets	$1,297,642	$17,304	5.33	$1,210,532	$16,270	5.38

Interest-Bearing Liabilities:
Transaction accounts	$538,664	$1,262	0.95	$496,785	$1,538	1.26
Time deposit	490,552	2,522	2.08	448,819	2,964	2.68
Securities sold under agreement to repurchase	106,804	1,176	4.39	115,827	1,182	4.08
Short-term borrowings	389	—	0.38	—	—	0.00
Borrowings	1,000	7	2.75	11,111	98	3.52
Junior subordinated debt	18,438	406	8.93	19,658	345	7.13
Total interest-bearing liabilities	1,155,847	5,373	1.89	1,092,200	6,127	2.28
Noninterest-bearing deposits	118,970	—		102,355	—
Total cost of funds	$1,274,817	5,373	1.89	$1,194,555	6,127	2.08

Net interest income (fully taxable equivalent)		$11,931			$10,143

Net interest margin (fully taxable equivalent)			3.73			3.40

(1)           Loan fees have been included in the interest income totals presented.  Nonaccrual loans have been included in average loan balances.

(2)           Interest income on loans and investments is presented on a taxable equivalent basis using an effective tax rate of 34%.

(3)           For the first quarter of 2011, covered loans acquired in the Allegiance acquisition on November 19, 2010 are included in loans.

Interest and fees on loans on a taxable equivalent basis increased by $1.5 million, or 11.9% to $14.2 million for the three months ended March 31, 2011, as compared to $12.7 million for the same period in 2010.  The increase in interest and fees on loans was primarily the result of an increase in the average balance of loans resulting from strong commercial loan growth and the additional loans acquired in the Allegiance acquisition, which increased by $95.4 million for the first quarter of 2011, as compared to the same period in 2010.  Management attributes the strong commercial loans growth to a well established market in the Reading, Pennsylvania area as well as continued penetration into the Philadelphia, Pennsylvania market through successful marketing initiatives.

Interest on securities on a taxable-equivalent basis was $3.1 million for the three months ended March 31, 2011, as compared to $3.6 million for the same period in 2010.  The average balance of securities increased $11.4 million to $279.9 million for the first quarter of

2011, as compared to $268.5 million for the same period in 2010.  The taxable-equivalent yield decreased by 88 basis points to 4.42% for the first quarter of 2011, as compared 5.30% for the same period in 2010.  The decrease in interest income for the first quarter of 2011 as compared to the same period in 2010, primarily resulted from the decrease in yield, offset by a higher average balance of securities for the first quarter of 2011.

Interest expense on deposits decreased by $719,000, or 16.0%, to $3.8 million for the first quarter of 2011, as compared to $4.5 million for the same period in 2010.  A benefit of a lower cost of deposits resulted in less interest paid on deposits, which more than offset the increase in the average balance of deposits.  The average rate paid on deposits decreased by 45 basis points to 1.49% for the first quarter of 2011, as compared to 1.93% for the same period in 2010.  For the first quarter of 2011, the average balance of interest-bearing deposits increased by $83.6 million to $1.03 billion, as compared to $945.6 million for the same period in 2010. The increase in interest bearing deposits was primarily due to an increase in interest bearing core deposits including time deposits maturing in one year or less, as well as the deposits that were assumed as part of the Allegiance acquisition.  The growth in interest-bearing deposits provided the funding needed for growth in interest-earning assets.

Interest expense on borrowings decreased by $91,000 to $7,000 for the first quarter of 2011, as compared to $98,000 for the first quarter of 2010.  The Company reduced borrowings by $10.0 million during 2010 and another $10.0 million during the first quarter of 2011, which contributed to a $10.1 million decrease in the average balance of borrowings for the first quarter of 2011, as compared to the first quarter of 2010.  The reductions in borrowings were the result of scheduled maturities.

The average interest rate paid on securities sold under agreements to repurchase increased from 4.08% for the three months ended March 31, 2010 to 4.39% for the three months ended March 31, 2011.  The increase in the average interest rate paid on securities sold under agreements to repurchase was the result of increases in average interest rates paid on long-term, wholesale securities sold under repurchase agreements.  Average securities sold under agreements to repurchase balances decreased $9.0 million or 7.5% for the first quarter of 2011 as compared to the same period in 2010 due primarily to the growth in total average interest-bearing deposits.  The additional interest expense resulting from the overall increase in the average rate paid on securities sold under agreements to repurchase for the first quarter of 2011, was offset by the benefit received from the reduction in average balance for the first quarter of 2011, as compared to the first quarter of 2010.

Provision for Loan Losses

Management closely monitors the loan portfolio and the adequacy of the allowance for loan losses considering underlying borrower financial performance and collateral values, and increasing credit risks.  Future material adjustments may be necessary to the provision for loan losses, and consequently the allowance for loan losses, if economic conditions or loan credit quality differ substantially from the assumptions management used in making our evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans. The provision for loan losses is an expense charged against net interest income to provide for estimated losses attributable to uncollectible loans.  The provision is based on management’s analysis of the adequacy of the allowance for loan losses.  The provision for loan losses was $2.2 million for the first quarter of 2011, as compared to $2.6 million for the same period in 2010.  The provision for both periods reflects both the level of charge-offs for the respective period and the increased credit risk related to the loan portfolio at March 31, 2011, as compared to March 31, 2010 (refer to the related discussions on the “Allowance for Loan Losses” on page 53).

Non-Interest Income

Non-interest income decreased by $1.1 million, or 25.2%, to $3.4 million for the first quarter of 2011, as compared to $4.5 million for the same period in 2010.

Increases (decreases) in the components of non-interest income when comparing the first quarter of 2011 to the same period in 2010 are as follows:

	Three Months Ended March 31,
	2011	2010	Increase / (Decrease)%
	(Dollars amounts in thousands)

Customer service fees	$417	$583	$(166)	(28.5)
Mortgage banking activities	169	134	35	26.1
Commissions and fees from insurance sales	2,837	3,076	(239)	(7.8)
Broker and investment advisory commissions and fees	180	135	45	33.3
Earnings on bank owned life insurance	98	78	20	25.6
Other commissions and fees	438	504	(66)	(13.1)
Loss on sale of other real estate owned	(804)	(16)	(788)	4,925.0
Other income	10	43	(33)	(76.7)
Net realized gains on sales of securities	89	92	(3)	(3.3)
Net credit impairment loss recognized in earnings	(64)	(96)	32	(33.3)
Total	$3,370	$4,533	$(1,163)	(25.7)

Revenue from customer service fees decreased 28.5% to $417,000 for the first quarter of 2011 as compared to $583,000 for the same period in 2010. The decrease in customer service fees for the comparative three month periods was primarily due to a decrease in uncollected funds charges and non-sufficient funds charges.

Revenue from mortgage banking activities increased 26.1% to $169,000 for the first quarter of 2011 as compared to $134,000 for the same period in 2010.  The increase in mortgage banking activities for the comparative three month periods was primarily due to an increase in the volume of loans sold into the secondary mortgage market.  The Company operates its mortgage banking activities through VIST Mortgage, a division of the Bank.

Revenue from commissions and fees from insurance sales decreased 7.8% to $2.8 million for the first quarter of 2011 as compared to $3.1 million for the same period in 2010.  The decrease for the comparative three month periods is mainly attributed to a decrease in income on group insurance products and in contingency income on insurance products offered through VIST Insurance, LLC, a wholly owned subsidiary of the Company.

Revenue from brokerage and investment advisory commissions and fees increased 33.3% to $180,000 in the first quarter of 2011 as compared to $135,000 for the same period in 2010.  The increase in income for the comparative three month periods was primarily due to the higher volume of investment advisory services offered through VIST Capital Management, LLC, a wholly owned subsidiary of the Company.

Revenue from earnings on bank owned life insurance increased 25.6% to $98,000 in the first quarter of 2011 as compared to $78,000 for the same period in 2010.  The increase in earnings on bank owned life insurance for the comparative three month periods was primarily due to increased earnings credited on the Company’s separate investment account, bank owned life insurance.

Other commissions and fees decreased 13.1% to $438,000 for the first quarter of 2011 as compared to $504,000 for the same period in 2010.  The decrease in the comparative three month periods was primarily due to decreases in customer debit card activity through the debit card network interchange.

Net realized losses on the sale of other real estate owned were $804,000 for the three months ended March 31, 2011 compared to $16,000 for the same period in 2010.  The losses incurred during the first quarter of 2011, was mostly attributable to a loss incurred on the sale of one commercial property.

Net realized gains on sales of available for sale securities were $89,000 for the three months ended March 31, 2011 as compared $92,000 for the same period in 2010.  Sales of available for sale securities during 2011 and 2010 were the result of liquidity and asset/liability management strategies.

For the three month period ended March 31, 2011, net credit impairment losses recognized in earnings resulting from OTTI losses on investment securities were $64,000, as compared to $96,000 for the same period in 2010. The net credit impairment losses relate to OTTI charges for estimated credit losses on available for sale and held to maturity pooled trust preferred securities resulting from changes in the underlying cash flow assumptions used in determining the credit losses. Management regularly reviews the investment securities portfolio to determine whether to record other-than-temporary impairment.  These impairment losses, which reflected the entire difference between the fair value and amortized cost basis of each individual security (additional information regarding investment securities, related gains and losses and the process of reviewing the portfolio for other-than-temporary impairment, is provided in Note 5 — Securities Available For Sale and Securities Held To Maturity to the consolidated financial statements).

Non-Interest Expense

Non-interest expense was $12.4 million for the three months ended March 31, 2011, as compared to $11.1 million for the same period in 2010.

Increases (decreases) in the components of non-interest expense when comparing the three months ended March 31, 2011, to the same period in 2010, are as follows:

	Three Months Ended March 31,
	2011	2010	Increase / (Decrease)%
	(Dollars amounts in thousands)

Salaries and employee benefits	$5,911	$5,419	$492	9.1
Occupancy	1,300	1,148	152	13.2
Furniture and equipment	665	624	41	6.6
Marketing and advertising	319	246	73	29.7
Amortization of identifiable intangible assets	138	133	5	3.8
Professional services	1,056	609	447	73.4
Outside processing services	1,069	1,031	38	3.7
FDIC deposit and other insurance	683	532	151	28.4
Other real estate owned	412	481	(69)	(14.3)
Other expense	805	852	(47)	(5.5)
Total	$12,358	$11,075	$1,283	11.6

Salaries and employee benefits, the largest component of non-interest expense, increased 9.1% to $5.9 million for the three months ended March 31, 2011, as compared to $5.4 million for the same period in 2010.  Part of the increase in salaries and employee benefits for the comparative three month periods was related to an increase in the total number of full-time equivalent employees, which totaled 297 at March 31, 2011 compared to 287 at March 31, 2010.  Included in salaries and employee benefits were stock-based compensation costs of $95,000 for the first quarter of 2011, as compared to $37,000 for the same period in 2010.

Occupancy and furniture and equipment expense increased to $2.0 million for the first three months of 2011 as compared to $1.8 million for the same period in 2010.  The increase in occupancy and furniture and equipment expense for the comparative three month periods was primarily due to an increase in building lease expense resulting from the additional retail branch locations from the Allegiance acquisition.

Professional services expense increased 73.4% to $1.1 million for the first quarter of 2011 as compared to $609,000 for the same period in 2010. The increase for the comparative three month periods was primarily due integration expenses associated with the Allegiance acquisition as well as consulting fees related to various corporate projects.

Outside processing expense increased 3.7% to $1.1 million for the first quarter of 2011 as compared to $1.0 million for the same period in 2010. The increase in outside processing expense for the comparative three month period is due primarily to an increase in costs incurred for computer services and network fees.

FDIC deposit and other insurance expense increased 28.4% to $683,000 for the first quarter of 2011 as compared to $532,000 for the same period in 2010.  The increase in expense is related to an increase in FDIC insurance assessments resulting from an increase in base assessment rates, as determined by the FDIC, as well as an increase in the Company’s overall deposit balances.

Income Taxes

Generally, the Company’s effective tax rate is below the statutory rate due to tax-exempt earnings on loans, investments, and bank-owned life insurance, and the impact of tax credits.  The Company recorded an income tax benefit of $204,000 for the first quarter of 2011, as compared to an income tax benefit of $178,000 for the same period in 2010.  Included in the income tax benefit for the comparative three month periods ended March 31, 2011 and 2010, was a federal tax benefit of approximately $49,000 and $64,000, respectively, from a $5.0 million investment in an affordable housing, corporate tax credit limited partnership.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	March 31,	December 31,
	2011	2010
	(in thousands)
Commitments to extend credit:
Loan origination commitments	$37,725	$41,803
Unused home equity lines of credit	49,687	38,089
Unused business lines of credit	121,590	132,486
Total commitments to extend credit	$209,002	$212,378
Standby letters of credit	$9,271	$9,235

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Bank evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment. At March 31, 2011 the amount of commitments to extend credit was $209.0 million as compared to $212.4 million at December 31, 2010.

Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The majority of these standby letters of credit expire within the next twenty-four months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of March 31, 2011 for guarantees under standby letters of credit issued was $9.3 million, as compared to $9.2 million at December 31, 2010.

Liquidity

The Bank’s objective is to maintain adequate liquidity to meet funding needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals and for funding corporate operations. Sources of liquidity are as follows:

•      Deposit generation;

•      Investment securities portfolio scheduled cash flows, prepayments, maturities and sales;

•      Payments received on loans; and,

•      Overnight correspondent bank borrowings credit lines, and borrowing capacity available from the Federal Reserve Bank and the Federal Home Loan Bank of Pittsburgh.

Management believes that the Bank’s core deposits remain fairly stable. Liquidity and funds management is governed by policies and measured on a daily basis, with supplementary weekly and monthly analyses. These measurements indicate that liquidity generally remains stable and exceeds our minimum defined levels of adequacy. Other than the trends of continued competitive pressures and volatile interest rates, there are no known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.  Considering all factors involved, management believes that liquidity is being maintained at an adequate level.

At March 31, 2011, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $397.5 million.  In the event that additional short-term liquidity is needed, the Bank has established relationships with several correspondent banks to provide short-term borrowings in the form of federal funds purchased.

The Bank is required to pledge residential and commercial real estate secured loans to collateralize its potential borrowing capacity with the FHLB. As of March 31, 2011, the Bank has pledged approximately $647.8 million in loans to the FHLB to secure its maximum borrowing capacity of $397.5 million.

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

During October 2002, the Company entered into an interest rate swap agreement with a notional amount of $5.0 million.  This derivative financial instrument effectively converted fixed interest rate obligations of outstanding junior subordinated debt instruments to variable interest rate obligations, decreasing the asset sensitivity of its balance sheet by more closely matching the Company’s variable rate assets with variable rate liabilities.  In September 2010, the fixed rate payer exercised an imbedded call option and terminated the interest rate swap agreement.

During 2008, the Company entered into two interest rate swap agreements with a combined notional amount of $15.0 million.  These derivative financial instruments effectively converted floating rate interest rate obligations of outstanding junior subordinated debt instruments to fixed interest rate obligations, decreasing the asset sensitivity of its balance sheet by more closely matching the Company’s fixed rate assets with fixed rate liabilities.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

Item 4.       Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2011.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of such date.

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings — None

Item 1A.    Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Please refer to that section for disclosures regarding the risks and uncertainties related to the company’s business.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

No shares of the Company’s common stock were repurchased by the Company during the three month period ended March 31, 2011.  The maximum number of common shares that may yet be purchased under the Company’s current stock repurchase program is 115,000 shares.

Item 3.       Defaults Upon Senior Securities — None

Item 4.       [Removed and Reserved]

Item 5.       Other Information

Item 6.        Exhibits

Exhibit No.	Description

3.1

Articles of Incorporation of VIST Financial Corp., as amended, including Statement with Respect to Shares for the Fixed rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

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

10.7

Employment Agreement, dated September 17, 1998, among VIST Financial Corp., VIST Insurance, LLC, and Charles J. Hopkins, as amended (incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on July 19, 2007).*

10.9

Change in Control Agreement, dated February 11, 2004, among VIST Financial Corp., VIST Bank, and Jenette L. Eck. (incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report Form 10-K for the year ended December 31, 2004).*

10.11

Amended and Restated Employment Agreement, dated as of July 2, 2007, among VIST Financial Corp., VIST Insurance, LLC, and Michael C. Herr (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.12

Change in Control Agreement, dated January 3, 2007, among VIST Financial Corp., VIST Bank, and Christina S. McDonald (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*

10.13	VIST Financial Corp. 2007 Equity Incentive Plan (incorporated by reference to Exhibit A of the Registrant’s definitive proxy statement, dated March 9, 2007).*

10.14	Letter Agreement, including Securities Purchase Agreement - Standard Terms, dated December 19,

Exhibit No.	Description

2008, between VIST Financial Corp. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 23, 2008).

10.15

Form of Letter Agreement, dated December 19, 2008, between VIST Financial Corp. and certain of its executive officers relating to executive compensation limitations under the United States Treasury Department’s Capital Purchase Program (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.16	2010 Nonemployee Director Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s definitive proxy statement for the Registrant’s 2009 Annual Meeting of Shareholders).

10.17

Stock Purchase Agreement, dated April 21, 2010, by and between VIST Financial Corp. and Emerald Advisors, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on April 26, 2010).

10.18

Stock Purchase Agreement, dated April 21, 2010, between VIST Financial Corp. and Weaver Consulting & Asset Management, d/b/a Battlefield Capital Management, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on April 26, 2010).

10.19

Change in Control Agreement, dated February 11, 2004, among VIST Financial Corp., VIST Bank and Edward C. Barrett (incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.20

Change in Control Agreement, dated March 15, 2011 among VIST Financial Corp., VIST Bank and Neena M. Miller (incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.21

Change in Control Agreement, dated March 15, 2011 among VIST Financial Corp., VIST Bank and Louis J. Decesare, Jr. (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

*      Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIST FINANCIAL CORP.
(Registrant)

Dated:	May 13, 2011	By	/s/Robert D. Davis

Robert D. Davis
President and Chief
Executive Officer

Dated:	May 13, 2011	By	/s/Edward C. Barrett

Edward C. Barrett
Executive Vice President and
Chief Financial Officer