Form 10-Q
period 2011-09-30
VIST FINANCIAL CORP
filed 2011-11-10
CIK 775662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

6,588,270 shares of common stock, par value

$5.00 per share, as of November 9, 2011

VIST FINANCIAL CORP.

Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2011

Item 1.  Financial Statements

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and due from banks	$16,067	$15,443
Federal funds sold	—	1,500
Interest-bearing deposits in banks	39,428	872
Total cash and cash equivalents	55,495	17,815

Securities available for sale	347,522	279,755
Securities held to maturity, fair value of $2,491 at September 30, 2011 and $1,888 at December 31, 2010	2,584	2,022
Federal Home Loan Bank stock	6,100	7,099
Mortgage loans held for sale	1,772	3,695

Loans	927,850	954,363
Allowance for loan losses	(15,458)	(14,790)
Net loans	912,392	939,573

Covered loans	57,032	66,770
Premises and equipment, net	6,515	5,639
Other real estate owned	2,849	5,303
Covered other real estate owned	596	247
Goodwill	42,108	41,858
Identifiable intangible assets, net	3,385	3,795
Bank owned life insurance	19,710	19,373
FDIC prepaid deposit insurance	2,911	3,985
FDIC indemnification asset	6,816	7,003
Other assets	17,947	21,080

Total assets	$1,485,734	$1,425,012

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$116,543	$122,450
Interest bearing	1,098,961	1,026,830
Total deposits	1,215,504	1,149,280

Repurchase agreements	103,917	106,843
Federal funds purchased	—	—
Borrowings	—	10,000
Junior subordinated debt, at fair value	18,591	18,437
Other liabilities	6,708	8,005
Total liabilities	1,344,720	1,292,565

Shareholders’ equity:
Preferred stock: $0.01 par value; authorized 1,000,000 shares; $1,000 liquidation preference per share; 25,000 shares of Series A 5% (increasing to 9% in 2014) cumulative preferred stock issued and outstanding; Less: discount of $1,136 at September 30, 2011 and $1,480 at December 31, 2010	23,864	23,520
Common stock, $5.00 par value; authorized 20,000,000 shares; issued:
6,593,435 shares at September 30, 2011 and 6,546,273 shares at December 31, 2010	32,968	32,732
Stock warrant	2,307	2,307
Surplus	65,741	65,506
Retained earnings	13,928	12,960
Accumulated other comprehensive income (loss)	2,397	(4,387)
Treasury stock: 10,484 shares at cost	(191)	(191)
Total shareholders’ equity	141,014	132,447

Total liabilities and shareholders’ equity	$1,485,734	$1,425,012

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Interest and dividend income:
Interest and fees on loans	$13,434	$12,638	$40,920	$37,496
Interest on securities:
Taxable	3,134	2,691	8,796	8,532
Tax-exempt	311	423	979	1,269
Dividend income	21	21	65	39
Other interest income	21	15	36	289
Total interest and dividend income	16,921	15,788	50,796	47,625

Interest expense:
Interest on deposits	3,793	3,954	11,409	12,694
Interest on short-term borrowings	1	—	1	18
Interest on repurchase agreements	1,201	1,205	3,564	3,585
Interest on borrowings	—	90	7	277
Interest on junior subordinated debt	410	363	1,223	1,052
Total interest expense	5,405	5,612	16,204	17,626

Net interest income	11,516	10,176	34,592	29,999
Provision for loan losses	1,977	3,550	6,067	8,160
Net interest income after provision for loan losses	9,539	6,626	28,525	21,839

Non-interest income:
Commissions and fees from insurance sales	3,139	3,024	9,152	9,192
Customer service fees	427	478	1,277	1,610
Mortgage banking activities	209	266	527	631
Brokerage and investment advisory commissions and fees	152	279	489	565
Earnings on bank owned life insurance	119	111	337	302
Other commissions and fees	448	402	1,364	1,464
Gain on sale of equity interest	—	—	—	1,875
Loss on sale of and write downs on other real estate owned	(168)	(838)	(1,180)	(1,432)
Other (loss) income	(91)	223	(114)	464
Net realized gains on sales of securities	490	179	872	465
Total other-than-temporary impairment losses:
Total other-than-temporary impairment losses on investments	507	(785)	309	(783)
Portion of loss recognized in other comprehensive income	(1,113)	163	(1,221)	12
Net credit impairment loss recognized in earnings	(606)	(622)	(912)	(771)
Total non-interest income	4,119	3,502	11,812	14,365

Non-interest expense:
Salaries and employee benefits	6,102	5,584	18,002	16,422
Occupancy expense	1,173	1,057	3,666	3,274
Furniture and equipment expense	670	655	2,064	1,941
Outside processing services	926	1,036	2,923	2,921
Professional services	863	750	2,666	2,104
Marketing and advertising expense	339	285	1,224	792
FDIC deposit and other insurance expense	215	612	1,440	1,668
Amortization of identifiable intangible assets	135	146	410	417
Other real estate owned expense	589	687	1,413	1,785
Other expense	957	967	2,680	2,816
Total non-interest expense	11,969	11,779	36,488	34,140

Income (loss) before income taxes	1,689	(1,651)	3,849	2,064
Income tax expense (benefit)	270	(1,049)	616	(573)
Net income (loss)	1,419	(602)	3,233	2,637
Preferred stock dividends and discount accretion	427	420	1,282	1,259
Net income (loss) available to common shareholders	$992	$(1,022)	$1,951	$1,378

EARNINGS PER SHARE DATA
Average shares outstanding for basic earnings per common share	6,579,850	6,511,195	6,571,411	6,192,250
Basic earnings (losses) per common share	$0.15	$(0.16)	$0.30	$0.22
Average shares outstanding for diluted earnings per common share	6,603,398	6,511,195	6,612,204	6,236,889
Diluted earnings (losses) per common share	$0.15	$(0.16)	$0.30	$0.22
Cash dividends declared per actual common shares outstanding	$0.05	$0.05	$0.15	$0.15

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Nine Months Ended September 30, 2011 and 2010

(Unaudited; Dollar amounts in thousands, except share data)

	Preferred Stock		Common Stock					Accumulated
	Number of		Number of					Other
	Shares	Liquidation	Shares	Par	Stock		Retained	Comprehensive	Treasury
	Issued	Value	Issued	Value	Warrant	Surplus	Earnings	(Loss) Income	Stock	Total
Balance, January 1, 2011	25,000	$23,520	6,546,273	$32,732	$2,307	$65,506	$12,960	$(4,387)	$(191)	$132,447

Comprehensive income:
Net income	—	—	—	—	—	—	3,233	—	—	3,233
Change in net unrealized gains on securities available for sale, net of tax effect and reclassification adjustments for gains and impairment charges	—	—	—	—	—	—	—	6,389	—	6,389
Change in net unrealized losses on securities held to maturity, net of tax effect and reclassification adjustments for gains and impairment charges	—	—	—	—	—	—	—	395	—	395
Total comprehensive income										10,017
Restricted stock issued in connection with employee compensation	—	—	26,000	130	—	(130)	—	—	—	—
Cancellation of restricted stock issued in connection with employee compensation	—	—	(417)	(2)	—	2	—	—	—	—
Common stock issued in connection with directors’ compensation	—	—	14,615	73	—	38	—	—	—	111
Common stock issued in connection with director and employee stock purchase plans	—	—	6,464	32	—	14	—	—	—	46
Tax benefits from employee stock transactions	—	—	—	—	—	1	—	—	—	1
Compensation expense related to stock options and restricted stock	—	—	—	—	—	310	—	—	—	310
Issuance of common stock from stock option exercises	—	—	500	3	—	—	—	—	—	3
Preferred stock discount accretion	—	344	—	—	—	—	(344)	—	—	—
Common stock cash dividends paid ($0.05 per share)	—	—	—	—	—	—	(983)	—	—	(983)
Preferred stock cash dividends paid or declared	—	—	—	—	—	—	(938)	—	—	(938)
Balance, September 30, 2011	25,000	$23,864	6,593,435	$32,968	$2,307	$65,741	$13,928	$2,397	$(191)	$141,014

	Preferred Stock		Common Stock					Accumulated
	Number of		Number of					Other
	Shares	Liquidation	Shares	Par	Stock		Retained	Comprehensive	Treasury
	Issued	Value	Issued	Value	Warrant	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2010	25,000	$23,092	5,819,174	$29,096	$2,307	$63,744	$11,892	$(4,512)	$(191)	$125,428

Comprehensive income:
Net income	—	—	—	—	—	—	2,637	—	—	2,637
Change in net unrealized gains on securities available for sale, net of tax effect and reclassification adjustments for gains and impairment charges	—	—	—	—	—	—	—	4,641	—	4,641
Change in net unrealized losses on securities held to maturity, net of tax effect and reclassification adjustments for gains and impairment charges	—	—	—	—	—	—	—	(373)	—	(373)
Total comprehensive income										6,905

Restricted stock issued in connection with employee compensation	—	—	1,000	5	—	(5)	—	—	—	—
Common stock issued in connection with directors’ compensation	—	—	53,280	266	—	38	—	—	—	304
Common stock issued in connection with director and employee stock purchase plans	—	—	7,556	38	—	21	—	—	—	59
Compensation expense related to stock options and restricted stock	—	—	—	—	—	112	—	—	—	112
Issuance of common stock	—	—	644,000	3,220	—	1,611	—	—	—	4,831
Preferred stock discount accretion	—	321	—	—	—	—	(321)	—	—	—
Common stock cash dividends paid ($0.05 per share)	—	—	—	—	—	—	(911)	—	—	(911)
Preferred stock cash dividends paid or declared	—	—	—	—	—	—	(938)	—	—	(938)
Balance, September 30, 2010	25,000	$23,413	6,525,010	$32,625	$2,307	$65,521	$12,359	$(244)	$(191)	$135,790

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Dollar amounts In thousands)

	For The Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities
Net income	$3,233	$2,637
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,067	8,160
Provision for depreciation and amortization of premises and equipment	923	979
Amortization of identifiable intangible assets	410	417
Deferred income tax expense (benefit)	112	(685)
Director stock compensation	111	304
Net amortization of securities (premiums) discounts	(6,705)	516
Amortization of mortgage servicing rights	31	80
Accretion related to the net present value of the FDIC indemnification asset	(38)	—
Accretion of fair value discounts related to covered loans	(685)	—
Net realized losses on sales of and write downs on other real estate owned	1,180	1,432
Impairment charge on investment securities recognized in earnings	912	771
Net realized gains on sales of securities	(872)	(465)
Gain on sale of equity interest	—	(1,875)
Proceeds from sales of loans held for sale	22,424	25,021
Net gains on sales of loans held for sale (included in mortgage banking activities)	(458)	(564)
Loans originated for sale	(20,043)	(25,885)
Earnings on bank owned life insurance	(337)	(302)
Decrease in FDIC prepaid deposit insurance	1,074	—
Decrease in FDIC indemnification asset	225	—
Compensation expense related to stock options and restricted stock	310	112
Net change in fair value of junior subordinated debt	154	(1,646)
Net change in fair value of interest rate swaps	(133)	1,465
(Decrease) increase in accrued interest receivable and other assets	(505)	4,433
(Decrease) increase in accrued interest payable and other liabilities	(1,164)	607

Net Cash Provided by Operating Activities	6,226	15,512

Cash Flow From Investing Activities
Investment securities:
Purchases - available for sale	(164,639)	(99,310)
Principal repayments, maturities and calls - available for sale	34,947	51,062
Proceeds from sales - available for sale	78,307	52,818
Net decrease (increase) in loans receivable	17,958	(25,793)
Net decrease in covered loans	10,423	—
Net decrease in Federal Home Loan Bank stock	999	—
Sales of other real estate owned	4,081	4,245
Purchases of premises and equipment	(1,926)	(703)
Disposals of premises and equipment	127	57
Contingent payments	(250)	(250)
Net Cash Used In Investing Activities	(19,973)	(17,874)

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited; Dollar amounts In thousands)

	For The Nine Months Ended September 30,
	2011	2010
Cash Flow From Financing Activities
Net increase in deposits	66,224	57,504
Net decrease in short-term securities sold under agreements to repurchase	(2,926)	(6,311)
Repayments of long-term debt	(10,000)	(10,000)
Issuance of common stock	—	4,831
Proceeds from stock purchase plans	49	59
Tax benefits from employee stock transactions	1	—
Cash dividends paid on preferred and common stock	(1,921)	(1,849)
Net Cash Provided By Financing Activities	51,427	44,234

Increase in cash and cash equivalents	37,680	41,872
Cash and Cash Equivalents:
January 1	17,815	27,372
September 30	$55,495	$69,244

Cash Payments For:
Interest	$16,589	$18,155
Taxes	$1,860	$—

Supplemental Schedule of Non-cash Investing and Financing Activities
Transfer of loans receivable to other real estate owned	$3,156	$3,987

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Basis of Presentation

The unaudited consolidated financial statements include the accounts of VIST Financial Corp. (the “Company”), a bank holding company, which has elected to be treated as a financial holding company, and its wholly-owned subsidiaries, VIST Bank (the “Bank”), VIST Insurance, LLC (“VIST Insurance”) and VIST Capital Management, LLC (“VIST Capital”).  As of September 30, 2011, the Bank’s wholly-owned subsidiary was VIST Mortgage Holdings, LLC.  All significant inter-company accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly our financial position as of September 30, 2011 and December 31, 2010, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the periods ended September 30, 2011 and 2010. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and with the Company’s other reports that were filed during 2011 with the SEC.

Note 2.   Use of Estimates

The process of preparing consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of certain types of assets, liabilities, revenues and expenses. Accordingly, actual results may differ from estimated amounts. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the assessment of other-than-temporary impairment of investment securities, the potential impairment of restricted stock and fair value disclosures.

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

In April 2011, the FASB issued (ASU) 2011-03 Transfers and Servicing (Topic 860) Reconsideration of Effective Control for Repurchase Agreements. The purpose of this Update is to improve the accounting for repurchase agreements and other agreements that entitle and obligate transferors to repurchase or redeem financial assets prior to their maturity. This Update removes from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem financial assets at substantially the agreed terms even in the event of default by the transferee and the collateral maintenance implementation guidance related to that criterion. The amendments in this Update are effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to new or modification transactions that occur after the effective date. No significant impact to amounts reported in the consolidated financial position or results of operations is expected from the adoption of ASU 2011-03.

In May 2011, the FASB issued (ASU) 2011-04 Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The purpose of this Update is to change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This Update clarifies the Board’s intent about the application of existing fair value measurement and disclosure requirements and includes changes to particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The amendments in this Update are effective during interim and annual period beginning on or after December 15, 2011. Early application by public entities is not permitted. No significant impact to amounts reported in the consolidated financial position or results of operations is expected from the adoption of ASU 2011-04.

In June 2011, the FASB issued (ASU) 2011-05 Comprehensive Income (Topic 220) Presentation of Comprehensive Income. The purpose of this Update is to indicate that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this Update are effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied retrospectively. No significant impact to amounts reported in the consolidated financial position or results of operations is expected from the adoption of ASU 2011-05. The Bank elected not to early adopt this update.

In September 2011, the FASB issued (ASU) 2011-08 Intangibles — Goodwill and Other (Topic 350) Testing Goodwill for Impairment. The purpose of this amendment is to simplify how entities test goodwill for impairment. This amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. These amendments are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early application is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. No significant impact to amounts reported in the consolidated financial position or results of operations is expected from the adoption of ASU 2011-08. The Bank elected not to early adopt this update.

Note 4.   Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if options to issue common stock were exercised. Potential common shares that may be issued related to outstanding stock options are determined using the treasury stock method. Stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented are excluded from the dilutive earnings per common share calculation.  For the three and nine months ended September 30, 2011, weighted average anti-dilutive common stock options totaled 681,714 and 681,456, respectively.  For the three and nine months ended September 30, 2010, weighted average anti-dilutive common stock options totaled 591,948.

Earnings per common share for the respective periods indicated have been computed based upon the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollar amounts in thousands)

Net income (loss)	$1,419	$(602)	$3,233	$2,637
Less: preferred stock dividends	(313)	(313)	(938)	(938)
Less: preferred stock discount accretion	(114)	(107)	(344)	(321)

Net income (loss) available to common shareholders	$992	$(1,022)	$1,951	$1,378

Average common shares outstanding	6,579,850	6,511,195	6,571,411	6,192,250
Effect of dilutive stock options	23,548	—	40,793	44,639

Average number of common shares used to calculate diluted earnings per common share	6,603,398	6,511,195	6,612,204	6,236,889

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5.   Securities Available For Sale and Securities Held to Maturity

The amortized cost and estimated fair values of securities available for sale and held to maturity were as follows at September 30, 2011 and December 31, 2010:

Securities Available For Sale

	September 30, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollar amounts in thousands)

U.S. Government agency securities	$8,697	$835	$(68)	$9,464	$11,648	$366	$(224)	$11,790
Agency residential mortgage-backed debt securities	287,572	9,340	(611)	296,301	216,956	6,220	(811)	222,365
Non-Agency collateralized mortgage obligations	9,700	10	(2,285)	7,425	13,663	—	(3,648)	10,015
Obligations of states and political subdivisions	26,440	573	(6)	27,007	33,141	18	(2,252)	30,907
Trust preferred securities - single issuer	500	—	(375)	125	500	1	—	501
Trust preferred securities - pooled	5,097	—	(2,800)	2,297	5,396	—	(4,912)	484
Corporate and other debt securities	2,581	—	(100)	2,481	1,117	—	(69)	1,048
Equity securities	3,265	33	(876)	2,422	3,345	30	(730)	2,645
Total investment securities available for sale	$343,852	$10,791	$(7,121)	$347,522	$285,766	$6,635	$(12,646)	$279,755

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Securities Held To Maturity

	September 30, 2011
	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(Dollar amounts in thousands)

Trust preferred securities - single issuer	$2,004	$—	$2,004	$15	$(108)	$1,911
Trust preferred securities - pooled	617	(37)	580	—	—	580

Total investment securities held to maturity	$2,621	$(37)	$2,584	$15	$(108)	$2,491

	December 31, 2010
	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(Dollar amounts in thousands)

Trust preferred securities - single issuer	$2,007	$—	$2,007	$26	$(160)	$1,873
Trust preferred securities - pooled	650	(635)	15	—	—	15

Total investment securities held to maturity	$2,657	$(635)	$2,022	$26	$(160)	$1,888

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The age of unrealized losses and fair value of related investment securities available for sale and investment securities held to maturity at September 30, 2011 and December 31, 2010 were as follows:

Securities Available for Sale

	September 30, 2011
	Less than Twelve Months			More than Twelve Months			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(Dollar amounts in thousands)

U.S. Government agency securities	$2,595	$(68)	1	$—	$—	—	$2,595	$(68)	1
Agency residential mortgage-backed debt securities	46,124	(535)	18	13,074	(76)	6	59,198	(611)	24
Non-Agency collateralized mortgage obligations	—	—	—	6,676	(2,285)	7	6,676	(2,285)	7
Obligations of states and political subdivisions	490	(6)	1	—	—	—	490	(6)	1
Trust preferred securities - single issuer	125	(375)	1	—	—	—	125	(375)	1
Trust preferred securities - pooled	—	—	—	2,297	(2,800)	8	2,297	(2,800)	8
Corporate and other debt securities	1,445	(55)	1	1,036	(45)	2	2,481	(100)	3
Equity securities	994	(6)	1	825	(870)	23	1,819	(876)	24
Total investment securities available for sale	$51,773	$(1,045)	23	$23,908	$(6,076)	46	$75,681	$(7,121)	69

Securities Held To Maturity

	September 30, 2011
	Less than Twelve Months			More than Twelve Months			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(Dollar amounts in thousands)

Trust preferred securities - single issue	$—	$—	—	$918	$(108)	1	$918	$(108)	1
Trust preferred securities - pooled	—	—	—	580	(37)	1	580	(37)	1
Total investment securities held to maturity	$—	$—	—	$1,498	$(145)	2	$1,498	$(145)	2

Securities Available for Sale

	December 31, 2010
	Less than Twelve Months			More than Twelve Months			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(Dollar amounts in thousands)

U.S. Government agency securities	$4,244	$(224)	3	$—	$—	—	$4,244	$(224)	3
Agency residential mortgage-backed debt securities	43,774	(811)	21	—	—	—	43,774	(811)	21
Non-Agency collateralized mortgage obligations	1,510	(6)	1	7,450	(3,642)	8	8,960	(3,648)	9
Obligations of states and political subdivisions	27,200	(2,130)	31	965	(122)	2	28,165	(2,252)	33
Trust preferred securities - single issuer	—	—	—	—	—	—	—	—	—
Trust preferred securities - pooled	—	—	—	484	(4,912)	8	484	(4,912)	8
Corporate and other debt securities	934	(66)	1	114	(3)	1	1,048	(69)	2
Equity securities	989	(11)	1	1,031	(719)	22	2,020	(730)	23
Total investment securities available for sale	$78,651	$(3,248)	58	$10,044	$(9,398)	41	$88,695	$(12,646)	99

Securities Held To Maturity

	December 31, 2010
	Less than Twelve Months			More than Twelve Months			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(Dollar amounts in thousands)

Trust preferred securities - single issue	$870	$(160)	1	$—	$—	—	$870	$(160)	1
Trust preferred securities - pooled	—	—	—	15	(635)	1	15	(635)	1
Total investment securities held to maturity	$870	$(160)	1	$15	$(635)	1	$885	$(795)	2

At September 30, 2011, there were 23 securities with unrealized losses in the less than twelve month category and 46 securities with unrealized losses in the twelve month or more categories.

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

If a decline in market value of a security is determined to be other than temporary, under U.S. GAAP, we are required to write these securities down to their estimated fair value.  As of September 30, 2011, we owned single issuer and pooled trust preferred securities of other financial institutions, private label collateralized mortgage obligations and equity securities whose aggregate historical cost basis is greater than their estimated fair value (see table above).  We reviewed all investment securities and have identified those securities that are other-than-temporarily impaired.  The losses associated with these other-than-temporarily impaired securities have been bifurcated into the portion of non-credit impairment losses recognized in other comprehensive loss and into the portion of credit impairment losses recorded in earnings (see Note 18 — Comprehensive Income to the consolidated financial statements).  We perform an ongoing analysis of all investment securities utilizing both readily available market data and third party analytical models.  Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities.  If such decline is determined to be other than temporary, we will write them down through a charge to earnings to their then current fair value.

A.            Obligations of U. S. Government Agencies and Corporations.  The unrealized gains and losses on the Company’s investments in obligations of U.S. Government agencies were caused by changes in interest rates as a result of current monetary policy and ongoing economic turmoil.  At September 30, 2011, the fair value of the U. S. Government agencies and corporations bonds represented 2.7% of the total fair value of the available for sale securities held in the investment securities portfolio.  The contractual cash flows are guaranteed by an agency of the U.S. Government.  The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011.  Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

B.            Mortgage-Backed Debt Securities.  The unrealized gains and losses on the Company’s investments in federal agency residential mortgage-backed securities and corporate (non-agency) collateralized mortgage obligations (“CMO”) were primarily caused by changes in interest rates and changing credit and pricing spreads in the market as a result of ongoing economic turmoil.  At September 30, 2011, federal agency residential mortgage-backed securities represented 85.3% of the total fair value of available for sale securities held in the investment securities portfolio and corporate (non-agency) collateralized mortgage obligations represented 2.1% of the total fair value of available for sale securities held in the investment securities portfolio.  The Company purchased those securities at a price relative to the market at the time of purchase.  The contractual cash flows of the federal agency residential

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

mortgage-backed securities are guaranteed by the U.S. Government.  Because the decline in the market value of agency residential mortgage-backed debt securities is primarily attributable to changes in interest rates and changes in market pricing since the time of purchase and not credit quality, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011.  Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

As of September 30, 2011, the Company owned 8 corporate (non-agency) collateralized mortgage obligation issues in super senior or senior tranches of which 6 corporate (non-agency) collateralized mortgage obligation issues aggregate historical cost basis is greater than estimated fair value.  At September 30, 2011, all 8 non-agency CMO’s with an amortized cost basis of $9.7 million were collateralized by residential real estate.  The Company uses a two step modeling approach to analyze each non-agency CMO issue to determine whether or not the current unrealized losses are due to credit impairment and therefore other-than-temporarily impaired (“OTTI”).  Step one in the modeling process applies default and severity credit vectors to each security based on current credit data detailing delinquency, bankruptcy, foreclosure and real estate owned (REO) performance.  The results of the credit vector analysis are compared to the security’s current credit support coverage to determine if the security has adequate collateral support.  If the security’s current credit support coverage falls below certain predetermined levels, step two is utilized.  In step two, the Company uses a third party to assist in calculating the present value of current estimated cash flows to ensure there are no adverse changes in cash flows during the quarter leading to an other-than-temporary-impairment.  Management’s assumptions used in step two include default and severity vectors and prepayment assumptions along with various other criteria including: percent decline in fair value; credit rating downgrades; probability of repayment of amounts due, credit support and changes in average life.  One non-agency CMO qualified for the step two modeling approach which produced an OTTI credit loss for the three and nine month periods ended September 30, 2011 of $470,000 and $616,000, respectively.  Because of the results of the modeling process and because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider the remaining non-agency CMO investments with no prior OTTI charges to be other-than-temporarily impaired at September 30, 2011.  Future changes in interest rates or the credit quality and support of the underlying issuers may reduce the market value of these and other securities.  If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or AOCI to reduce the securities to their then current fair value.

C.            State and Municipal Obligations.  The unrealized gains and losses on the Company’s investments in state and municipal obligations were primarily caused by changes in interest rates and changing credit spreads in the market as a result of current monetary policy in response to ongoing economic turmoil.  At September 30, 2011, state and municipal obligation bonds represented 7.8% of the total fair value of available for sale securities held in the investment securities portfolio.  The Company purchased those obligations at a price relative to the market at the time of the purchase, and the tax advantaged benefit of the interest earned on these investments reduces the Company’s federal tax liability.  The Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011.  Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

D.            Corporate and Other Debt Securities.  Included in other debt securities available for sale at September 30, 2011, were 1 asset-backed security and 2 corporate securities representing 0.7% of the total fair value of available for sale securities.  The unrealized losses on corporate and other debt securities relate primarily to changing pricing and credit spreads due to ongoing economic turmoil affecting these markets and not necessarily the expected cash flows of the individual securities.  Due to market conditions, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time.  Because the Company has analyzed the credit risk and cash flow characteristics of these securities, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

E.             Trust Preferred Securities.  Included in trust preferred securities were single issuer, trust preferred securities (“TRUPS” or “CDO”) representing 0.1% and 76.7% of the total fair value of available for sale securities and the total held to maturity securities, respectively, and pooled TRUPS representing 0.7% and 23.3% of the total fair value of available for sale securities and the total held to maturity securities, respectively.

As of September 30, 2011, the Company owned 3 single issuer TRUPS issues and 8 pooled TRUPS issues of other financial institutions.  At September 30, 2011, the historical cost basis of 2 single issuer TRUPS and 8 pooled TRUPS was greater than each security’s estimated fair value.  Investments in TRUPs in which the historical cost basis was greater than each security’s estimated fair value included (a) amortized cost of $1.5 million of single issuer TRUPS of other financial institutions with a fair value of $1.0 million and (b) amortized cost of $5.7 million of pooled TRUPS of other financial institutions with a fair value of $2.9 million.  The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies.  The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary with the exception of 5 pooled TRUPS which were other than temporarily impaired at September 30, 2011.  As of December 31, 2010, the Company owned

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3 single issuer TRUPS and 8 pooled TRUPS of other financial institutions.  At December 31, 2010, the historical cost basis of 1 single issuer TRUPS and 8 pooled TRUPS was greater than each security’s estimated fair value.  Investments in TRUPs included (a) amortized cost of $2.5 million of single issuer TRUPS of other financial institutions with a fair value of $2.4 million and (b) amortized cost of $6.0 million of pooled TRUPS of other financial institutions with a fair value of $499,000.  The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies.  The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary with the exception of five pooled TRUPS which were other than temporarily impaired at December 31, 2010.

For the three months ended September 30, 2011, the Company recognized a subsequent net credit impairment charge to earnings of $136,000 on 3 available for sale pooled TRUPS as the Company’s estimate of projected cash flows it expected to receive for these TRUPs was less than the security’s carrying value.  For the nine months ended September 30, 2011, the Company recognized a subsequent net credit impairment charge to earnings of $296,000 on 4 available for sale pooled TRUPS as the Company’s estimate of projected cash flows it expected to receive for these TRUPs was less than the security’s carrying value.  For the three and nine months ended September 30, 2011, respectively, the OTTI losses recognized on available for sale pooled trust preferred securities resulted primarily from continuing collateral default and deferrals as a result of stressed economic conditions affecting the financial services industry.  During the most recent quarter ended September 30, 2011, the Company has seen a slight improvement in the underlying credit quality of 2 pooled TRUPS.  The Company performs an ongoing analysis of these securities utilizing both readily available market data and third party analytical models.  Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities.  If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or AOCI to reduce the securities to their then current fair value.

As of September 30, 2011, no OTTI charges were recorded on any of the single issue TRUPs.  Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities.  If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or AOCI to reduce the securities to their then current fair value.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The final step in our valuation was to discount the cash flows that the model projects for each tranche by their respective market required rates of return.  To confirm that the model’s valuation results were reliable, the model noted that under market equivalence constraints, the fair values of the TRUPS assets and liabilities should vary proportionately.

The following table provides additional information related to our single issuer trust preferred securities:

	September 30, 2011
			Gross
	Amortized	Fair	Unrealized	Number of
	Cost	Value	Gains/Losses	Securities
	(Dollar amounts in thousands)
Investment grades:
BBB Rated	978	993	15	1
Not rated	500	125	(375)	1
Not rated	1,026	918	(108)	1
Total	$2,504	$2,036	$(468)	$3

There were no interest deferrals or defaults in any of the single issuer trust preferred securities in our investment portfolio as of September 30, 2011.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides additional information related to our pooled trust preferred securities as of:

September 30, 2011
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain/Loss	Lowest Credit Rating	# of Performing Issuers	Actual Deferral	Expected Deferral	Current Outstanding Collateral Balance	Current Tranche Subordination	Actual Defaults/ Deferrals as a % of Outstanding Collateral	Expected Deferrals/ Defaults as a % of Remaining Collateral	Excess Subordination as a % of Current Performing Collateral
	(Dollar amounts in thousands)
Pooled trust preferred available for sale securities for which an other-than-temporary inpairment charge has been recognized:
Holding #2	Class B-2	$585	$305	$(280)	Ca (Moody’s)	16	$121,250	$10,000	$239,250	$33,000	50.7%	8.5%	0.0%
Holding #3	Class B	487	244	(243)	Caa3 (Moody’s)	17	156,100	23,500	345,500	62,650	45.2%	12.4%	0.0%
Holding #4	Class B-2	894	370	(524)	Ca (Moody’s)	19	99,750	—	267,000	38,500	37.4%	0.0%	0.0%
Holding #5	Class B-3	335	115	(220)	Ca (Moody’s)	43	176,280	7,500	573,745	53,600	30.7%	1.9%	0.0%
	Total	$2,301	$1,034	$(1,267)

Pooled trust preferred held to maturity securities for which an other-than-temporary inpairment charge has been recognized:
Holding #9	Mezzanine	617	580	(37)	Ca (Moody’s)	18	87,000	—	228,500	20,289	38.1%	0.0%	0.0%
	Total	$617	$580	$(37)

Pooled trust preferred available for sale securities for which an other-than-temporary inpairment charge has not been recognized:
Holding #6	Class B-1	1,300	548	(752)	CCC- (S&P)	15	$32,500	$15,000	$193,500	$109,033	16.8%	9.3%	20.0%
Holding #7	Class C	1,003	229	(774)	CCC- (S&P)	25	46,000	—	282,050	31,938	16.3%	0.0%	14.1%
Holding #8	Senior Subordinate	493	486	(7)	Baa2 (Moody’s)	5	34,000	—	116,000	81,000	29.3%	0.0%	13.2%
	Total	$2,796	$1,263	$(1,533)

Grand Total		$5,714	$2,877	$(2,837)

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

F.             Equity Securities.  Included in equity securities available for sale at September 30, 2011, were equity investments in 27 financial services companies.  The Company owns 1 qualifying Community Reinvestment Act (“CRA”) equity investment with an amortized cost and fair value of approximately $1.0 million and $994,000, respectively.  The remaining 26 equity securities have an average amortized cost of approximately $87,000 and an average fair value of approximately $55,000.  Testing for other-than-temporary-impairment for equity securities is governed by FASB ASC 320-10.  While approximately $870,000 in fair value of the equity securities has been below amortized cost for a period of more than twelve months, the Company believes the decline in market value of the equity investment in financial services companies is primarily attributable to changes in market pricing and not fundamental changes in the earning potential of the individual companies.  Included in equity securities available for sale at December 31, 2010, were equity investments in 25 financial services companies.  The Company owns 1 qualifying Community Reinvestment Act (“CRA”) equity investment with an amortized cost and fair value of approximately $1.0 million and $989,000, respectively.  The remaining 25 equity securities have an average amortized cost of approximately $94,000 and an average fair value of approximately $66,000.  While approximately $1.0 million in fair value of the equity securities at December 31, 2010 has been below amortized cost for a period of more than twelve months, the Company believes the decline in market value of the equity investment in financial services companies is primarily attributable to changes in market pricing and not fundamental changes in the earning potential of the individual companies.  For the three and nine months ended September 30, 2011 and 2010, respectively, the Company did not recognize any net credit impairment charges to earnings.  The Company has the intent and ability to retain its investment in its equity

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

securities for a period of time sufficient to allow for any anticipated recovery in market value.  The Company does not consider its equity securities to be other-than-temporarily-impaired at September 30, 2011 and 2010, respectively.

As of September 30, 2011, the fair value of all securities available for sale that were pledged to secure public deposits, repurchase agreements, and for other purposes required by law were $298.8 million as compared to $226.9 million at December 31, 2010, respectively.

The contractual maturities of securities at September 30, 2011 are set forth in the following table. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories below.

	At September 30, 2011
	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollar amounts in thousands)

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	20	20	—	—
Due after five years through ten years	6,349	6,458	—	—
Due after ten years	36,946	34,896	2,621	2,491
Agency residential mortgage-backed debt securities	287,572	296,301	—	—
Non-Agency collateralized mortgage obligations	9,700	7,425	—	—
Equity securities	3,265	2,422	—	—
	$343,852	$347,522	$2,621	$2,491

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to the scheduled maturity without penalty.

Net realized gains on the sale of investment securities available for sale and included in earnings for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollar amounts in thousands)

Gross gains	$603	$179	$1,392	$479
Gross losses	(113)	—	(520)	(14)
Net realized gains on sales of securities	$490	$179	$872	$465

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollar amounts in thousands)

Balance, beginning of period	$2,562	$2,617	$2,256	$2,468
Additions:
Initial credit impairments	—	—	146	81
Subsequent credit impairments	606	622	766	690
Reductions:
Fully written down credit impaired debt and equity securities	—	(1,062)	—	(1,062)
Balance, end of period	$3,168	$2,177	$3,168	$2,177

The credit loss component of the impairment loss represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses.  The beginning balance represents the credit loss component for debt securities for which other-than-temporary impairment occurred prior to the periods presented.  Other-than-temporary impairment recognized in earnings for the three and nine months ended September 30, 2011, for credit impaired debt securities are presented as additions in two components based upon whether the current period is the first time the debt security was credit impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments).  The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit impaired debt securities.  Additionally, the credit loss component is reduced if (i) the Company receives the cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security, (ii) the security matures or (iii) the security is fully written down.

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

The components of loans by portfolio class as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
		As a % of		As a % of
	Amount	gross loans	Amount	gross loans
	(dollars in thousands)

Residential real estate - one to four family	$133,992	14.4%	$153,499	16.1%
Residential real estate - multi family	56,440	6.1%	53,497	5.6%
Commercial, industrial and agricultural	162,258	17.5%	150,097	15.7%
Commercial real estate	417,198	45.0%	427,546	44.8%
Construction	71,077	7.7%	78,202	8.2%
Consumer	2,207	0.2%	2,713	0.3%
Home equity lines of credit	84,678	9.1%	88,809	9.3%
Gross loans	927,850	100.0%	954,363	100.0%
Allowance for loan losses	(15,458)		(14,790)
Loans, net of allowance for loan losses	$912,392		$939,573

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Commercial real estate loans are secured by real estate as evidenced by mortgages or other liens on nonfarm nonresidential properties, including business and industrial properties, hotels, motels, churches, hospitals, educational and charitable institutions and similar properties. Commercial real estate loans include owner-occupied and non-owner occupied loans, which amount to $159.5 million and $257.7 million, respectively, at September 30, 2011 as compared to $158.4 million and $269.1 million, respectively, at December 31, 2010.

Residential real estate loans — one to four family - serviced for other financial institutions are not reflected in the Company’s consolidated balance sheets as they are not owned by the Company.  The unpaid principal balance of these loans serviced for other financial institutions as of September 30, 2011 and December 31, 2010 was $9.6 million and $11.3 million, respectively. The balance of capitalized servicing rights, which reflects fair value is included in other assets in the consolidated balance sheets, was $0 and $31,000 at September 30, 2011 and December 31, 2010, respectively.

An analysis of changes in the Company’s allowance for credit losses is presented in the table below:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2011	2010	2010
	(in thousands)

Beginning balance	$14,790	$11,449	$11,449
Charge offs	(5,518)	(7,383)	(5,482)
Recoveries	119	514	291
Provision for loan losses	6,067	10,210	8,160
Ending balance	$15,458	$14,790	$14,418

An analysis of changes in the Company’s allowance for credit losses by portfolio class is presented in the table below:

	For The Nine Months Ended September 30, 2011
	Residential	Residential	Commerical				Home Equity
	Real Estate	Real Estate	Industrial &	Commercial			Lines of		Total
	One to Four Family	Multi-Family	Agricultural	Real Estate	Construction	Consumer	Credit	Unallocated	Loans
	(in thousands)
Allowance for Loan Losses:
Beginning balance, January 1, 2011	$2,918	$735	$2,576	$3,321	$3,063	$310	$1,713	$154	$14,790

Charge offs	(978)	(313)	(786)	(1,158)	(1,192)	(320)	(771)	—	(5,518)
Recoveries	20	1	35	30	4	2	27	—	119
Provision for loan losses	378	1,230	847	1,300	2,062	62	340	(152)	6,067

Ending balance, September 30, 2011	$2,338	$1,653	$2,672	$3,493	$3,937	$54	$1,309	$2	$15,458

	For The Year Ended December 31, 2010
	Residential	Residential	Commerical				Home Equity
	Real Estate	Real Estate	Industrial &	Commercial			Lines of		Total
	One to Four Family	Multi-Family	Agricultural	Real Estate	Construction	Consumer	Credit	Unallocated	Loans
	(in thousands)
Allowance for Loan Losses:
Beginning balance, January 1, 2010	$1,159	$205	$2,027	$2,723	$4,413	$526	$389	$7	$11,449

Charge offs	(1,978)	(62)	(500)	(440)	(2,983)	(45)	(1,375)	—	(7,383)
Recoveries	101	—	150	18	46	17	182	—	514
Provision for loan losses	3,636	592	899	1,020	1,587	(188)	2,517	147	10,210

Ending balance, December 31, 2010	$2,918	$735	$2,576	$3,321	$3,063	$310	$1,713	$154	$14,790

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the Company’s loans that were individually and collectively evaluated for impairment and their related allowance for loan loss by loan portfolio class as of September 30, 2011 and December 31, 2010.

	At September 30, 2011
	Residential	Residential	Commerical				Home Equity
	Real Estate	Real Estate	Industrial &	Commercial			Lines of		Total
	One to Four Family	Multi-Family	Agricultural	Real Estate	Construction	Consumer	Credit	Unallocated	Loans
	(in thousands)
ALLL ending balance:
Individually evaluated for impairment	$1,481	$1,498	$1,221	$2,296	$2,968	$22	$652	$—	$10,138
Collectively evaluated for impairment	857	155	1,451	1,197	969	32	657	—	5,318
Unallocated balance	—	—	—	—	—	—	—	2	2
Total	$2,338	$1,653	$2,672	$3,493	$3,937	$54	$1,309	$2	$15,458

Loans ending balance:
Individually evaluated for impairment	9,035	4,975	7,251	11,945	18,546	22	2,336	—	54,110
Collectively evaluated for impairment	124,957	51,465	155,007	405,253	52,531	2,185	82,342	—	873,740
Total	$133,992	$56,440	$162,258	$417,198	$71,077	$2,207	$84,678	$—	$927,850

	At December 31, 2010
	Residential	Residential	Commerical				Home Equity
	Real Estate	Real Estate	Industrial &	Commercial			Lines of		Total
	One to Four Family	Multi-Family	Agricultural	Real Estate	Construction	Consumer	Credit	Unallocated	Loans
	(in thousands)
ALLL ending balance:
Individually evaluated for impairment	$2,163	$633	$1,155	$1,895	$2,203	$276	$1,193	$—	$9,518
Collectively evaluated for impairment	755	102	1,421	1,426	860	34	520	—	5,118
Unallocated Balance	—	—	—	—	—	—	—	154	154
Total	$2,918	$735	$2,576	$3,321	$3,063	$310	$1,713	$154	$14,790

Loans ending balance:
Individually evaluated for impairment	11,658	2,432	4,477	9,655	18,412	277	2,175	—	49,086
Collectively evaluated for impairment	141,841	51,065	145,620	417,891	59,790	2,436	86,634	—	905,277
Total	$153,499	$53,497	$150,097	$427,546	$78,202	$2,713	$88,809	$—	$954,363

The recorded investment in impaired loans not requiring an allowance for loan losses was $9.1 million at September 30, 2011 as compared to $8.4 million at December 31, 2010.  The recorded investment in impaired loans requiring an allowance for loan losses was $45.0 million at September 30, 2011 as compared to $40.7 million at December 31, 2010 and the related allowance for loan losses associated with these loans was $10.1 million and $9.5 million at September 30, 2011 and December 31, 2010, respectively.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the Company’s impaired loans along with their related allowance for loan loss by loan portfolio class as of September 30, 2011.

	At September 30, 2011			At December 31, 2010
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
Impaired Loans:	Investment	Balance	Allowance	Investment	Balance	Allowance
	(in thousands)
With no specific allowance recorded:
Residential real estate 1-4 family	$1,682	$1,682	$—	$1,866	$2,146	$—
Residential real estate multi family	1,338	1,338	—	365	427	—
Commercial industrial & agricultural	482	482	—	363	363	—
Commercial real estate	1,797	2,238	—	900	900	—
Construction	3,214	3,265	—	4,123	4,242	—
Consumer	—	—	—	—	—	—
Home equity lines of credit	563	563	—	755	755	—
Total	9,076	9,568	—	8,372	8,833	—

With an allowance recorded:
Residential real estate 1-4 family	7,353	7,492	1,481	9,792	9,828	2,163
Residential real estate multi family	3,637	3,740	1,498	2,067	2,067	633
Commercial industrial & agricultural	6,769	6,824	1,221	4,114	4,114	1,155
Commercial real estate	10,148	10,592	2,296	8,755	8,932	1,895
Construction	15,332	17,819	2,968	14,289	15,145	2,203
Consumer	22	22	22	277	277	276
Home equity lines of credit	1,773	1,773	652	1,420	1,456	1,193
Total	45,034	48,262	10,138	40,714	41,819	9,518

Total:
Residential real estate 1-4 family	9,035	9,174	1,481	11,658	11,974	2,163
Residential real estate multi family	4,975	5,078	1,498	2,432	2,494	633
Commercial industrial & agricultural	7,251	7,306	1,221	4,477	4,477	1,155
Commercial real estate	11,945	12,830	2,296	9,655	9,832	1,895
Construction	18,546	21,084	2,968	18,412	19,387	2,203
Consumer	22	22	22	277	277	276
Home equity lines of credit	2,336	2,336	652	2,175	2,211	1,193
Total	$54,110	$57,830	$10,138	$49,086	$50,652	$9,518

For the three and nine months ended September 30, 2011, the average recorded investment in impaired loans was $56.7 million and $54.6 million and interest income recognized on impaired loans was $360,000 and $1.6 million for the three and nine months ended September 30, 2011.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following presents the average balance of impaired loans by portfolio class along with the related interest income recognized by the Company for the three and nine months ended September 30, 2011.

	For The Three Months Ended September 30, 2011		For The Nine Months Ended September 30, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Impaired Loans:	Investment	Recognized	Investment	Recognized
	(in thousands)
With no specific allowance recorded:
Residential real estate 1-4 family	$2,885	$31	$2,685	$89
Residential real estate multi family	922	31	554	45
Commercial industrial & agricultural	558	1	461	18
Commercial real estate	3,423	14	2,137	137
Construction	3,222	7	3,633	30
Consumer	2	—	1	—
Home equity lines of credit	677	3	704	10
Total	11,690	87	10,175	329

With an allowance recorded:
Residential real estate 1-4 family	7,956	30	8,658	239
Residential real estate multi family	3,704	28	3,373	85
Commercial industrial & agricultural	6,740	68	5,945	199
Commercial real estate	10,672	83	10,552	337
Construction	14,286	29	14,219	319
Consumer	137	1	202	5
Home equity lines of credit	1,555	34	1,490	58
Total	45,049	273	44,439	1,242

Total:
Residential real estate 1-4 family	10,841	61	11,343	328
Residential real estate multi family	4,626	59	3,927	130
Commercial industrial & agricultural	7,298	69	6,406	217
Commercial real estate	14,095	97	12,689	474
Construction	17,508	36	17,852	349
Consumer	139	1	203	5
Home equity lines of credit	2,232	37	2,194	68
Total	$56,739	$360	$54,614	$1,571

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents loans that are no longer accruing interest by portfolio class. These loans are considered impaired and included in the previous impaired loan tables.

	September 30,	December 31,
	2011	2010
	(in thousands)
Non-accrual loans:
Residential real estate one to four family	$4,749	$5,595
Residential real estate multi-family	4,651	1,950
Commercial industrial & agricultural	2,734	2,016
Commercial real estate	6,806	5,477
Construction	12,035	10,393
Consumer	22	15
Home equity lines of credit	922	1,067
Total non-accrual loans	$31,919	$26,513

Non-accrual loans that maintained a current payment status for six consecutive months are placed back on accrual status under the Bank’s loan policy. Loans on which the accrual of interest has been discontinued amounted to $31.9 million and $26.5 million at September 30, 2011 and December 31, 2010, respectively.  Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $306,000 and $594,000 at September 30, 2011 and December 31, 2010, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2011 and December 31, 2010:

	September 30, 2011
						Total
	31-60 days	61-90 days	>90 days	Total		Financing	>90 days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing
	(in thousands)
Age Analysis of Past Due Loans:
Residential real estate one to four family	$1,850	$749	$3,042	$5,641	$128,351	$133,992	$—
Residential real estate multi-family	385	838	937	2,160	54,280	56,440	—
Commercial industrial and agricultural	55	19	2,603	2,677	159,581	162,258	—
Commercial real estate	4,299	996	6,063	11,358	405,840	417,198	306
Construction	2,700	—	11,464	14,164	56,913	71,077	—
Consumer	19	8	—	27	2,180	2,207	—
Home equity lines of credit	925	351	588	1,864	82,814	84,678	—
Total	$10,233	$2,961	$24,697	$37,891	$889,959	$927,850	$306

	December 31, 2010
						Total
	31-60 days	61-90 days	>90 days	Total		Financing	>90 days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing
	(in thousands)
Age Analysis of Past Due Loans:
Residential real estate one to four family	$914	$1,659	$4,204	$6,777	$146,722	$153,499	$249
Residential real estate multi-family	549	465	1,400	2,414	51,083	53,497	—
Commercial industrial and agricultural	582	417	1,693	2,692	147,405	150,097	—
Commercial real estate	857	756	4,625	6,238	421,308	427,546	—
Construction	—	—	10,610	10,610	67,592	78,202	245
Consumer	5	17	15	37	2,676	2,713	—
Home equity lines of credit	557	550	534	1,641	87,168	88,809	100
Total	$3,464	$3,864	$23,081	$30,409	$923,954	$954,363	$594

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables present the classes of the loan portfolio summarized by the aggregate pass, watch, special mention, substandard and doubtful rating within the Company’s internal risk rating system as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Residential	Residential	Commerical				Home Equity
	Real Estate	Real Estate	Industrial &	Commercial			Lines of	Gross
	1-4 Family	Multi Family	Agricultural	Real Estate	Construction	Consumer	Credit	Loans
	(in thousands)
Credit Rating:
Pass	$118,230	$50,452	$152,987	$357,696	$42,191	$1,942	$81,358	$804,856
Watch	1,413	1,013	2,020	40,600	5,833	243	779	51,901
Special Mention	729	—	3,726	4,298	1,257	—	481	10,491
Substandard	13,620	4,975	3,525	14,604	21,796	22	2,060	60,602
Doubtful	—	—	—	—	—	—	—	—
	$133,992	$56,440	$162,258	$417,198	$71,077	$2,207	$84,678	$927,850

	December 31, 2010
	Residential	Residential	Commerical				Home Equity
	Real Estate	Real Estate	Industrial &	Commercial			Lines of	Gross
	1-4 Family	Multi Family	Agricultural	Real Estate	Construction	Consumer	Credit	Loans
	(in thousands)
Credit Rating:
Pass	$135,231	$49,136	$136,978	$358,853	$48,878	$2,224	$85,075	$816,375
Watch	2,519	1,621	6,460	49,945	5,863	212	1,425	68,045
Special Mention	1,653	—	476	2,554	6,351	—	75	11,109
Substandard	14,096	2,740	6,183	16,194	17,110	277	2,234	58,834
Doubtful	—	—	—	—	—	—	—	—
	$153,499	$53,497	$150,097	$427,546	$78,202	$2,713	$88,809	$954,363

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Troubled Debt Restructurings (“TDRs”) - As a result of adopting the amendments in ASU No. 2011-02 in the third quarter of 2011, the Company reassessed all restructurings that occurred on or after January 1, 2011, for which the borrower was determined to be troubled, for identification as TDRs. Upon identifying those receivables as TDRs, the Company identified them as impaired under the guidance in Section 310-10-35 of the Accounting Standards Codification. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in Section 450-20 for those receivables newly identified as impaired.

TDRs may be modified by means of extended maturity at below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and other concessions. However, the Company generally only restructures loans by modifying the payment structure to interest only or by reducing the actual interest rate. Once a loan becomes a TDR, it will continue to be reported as a TDR during the term of the restructure. After the loan reverts to the original terms and conditions, it will still be considered a TDR until it has paid current for six consecutive months, at which time the loan will no longer be reported as a TDR.

The recorded investment in TDRs was $7.4 million and $10.8 million at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011 and December 31, 2010, the Company had $6.7 million and $9.9 million of accruing TDRs while TDRs on nonaccrual status totaled $672,000 and $849,000 at September 30, 2011 and December 31, 2010, respectively. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any re-defaults will likely be affected by future economic conditions. At September 30, 2011 and December 31, 2010, the allowance for loan and lease losses included specific reserves of $698,000 and $423,000 related to TDRs, respectively.

The following table shows information on the troubled and restructured debt by loan portfolio for the three and nine month periods ended September 30, 2011 and September 30, 2010:

	Three Months Ended September 30, 2011
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial industrial & agricultural	1	$468	$468
Commercial real estate	2	580	580
Total Troubled Debt Restructurings	3	$1,048	$1,048

	Nine Months Ended September 30, 2011
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial industrial & agricultural	1	$468	$468
Commercial real estate	2	580	580
Home equity lines of credit	1	210	210
Total Troubled Debt Restructurings	4	$1,258	$1,258

For the three months ended September 30, 2011, the Company added an additional $1.0 million in TDRs respectively. For the nine months ended September 30, 2011, the Company added an additional $1.3 million in TDRS respectively. The Company had reserves allocated for loan loss of $234,000 and $266,000 for the additions in troubled debt restructurings made during the three and nine months ending September 30, 2011. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. No defaults on troubled debt restructured loans occurred during the three and nine month periods ending September 30, 2011 on loans modified as a TDR within the previous 12 months.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7.   Covered Loans

At September 30, 2011, the Company had $57.0 million (net of fair value adjustments) of covered loans (covered under loss share agreements with the FDIC) as compared to $66.8 million at December 31, 2010.  Covered loans were recorded at fair value on November 19, 2010 pursuant to the purchase accounting guidelines in FASB ASC 805 — “Business Combinations”.  Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, “Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

The carrying value of covered loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $29.9 million at September 30, 2011 as compared to $37.8 million at December 31, 2010.  The fair value of the acquired loans not exhibiting evidence of credit impairment was determined by projecting contractual cash flows discounted at risk-adjusted interest rates.

The carrying value of covered loans acquired and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $27.1 million at September 30, 2011 as compared to $29.0 million at December 31, 2010.  Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. Of the loans acquired with evidence of credit deterioration, a portion of the loans were aggregated into ten pools of loans based on common risk characteristics such as credit risk and loan type.  Other loans acquired in the acquisition evidencing credit deterioration are recorded individually at the amount paid; which represents fair value.  For pools or loans or individual loans evidencing credit deterioration, the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the pool or loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).  There were no material increases or decreases in the expected cash flows of covered loans in each of the pools between November 19, 2010 (the “acquisition date”) and September 30, 2011.  Overall, the Company accreted $590,000 into income on the loans acquired with evidence of credit deterioration since acquisition and $264,000 and $543,000 for the three and nine months ended September 30, 2011.

The components of covered loans by portfolio class as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
		As a % of		As a % of
	Amount	gross loans	Amount	gross loans
	(Dollars in thousands)

Residential real estate - one to four family	$18,564	32.6%	$25,711	38.5%
Residential real estate - multi-family	5,534	9.7%	7,081	10.6%
Commercial, industrial and agricultural	1,686	3.0%	2,655	4.0%
Commercial real estate	16,837	29.5%	17,719	26.5%
Construction	8,229	14.4%	8,255	12.4%
Consumer	—	0.0%	56	0.1%
Home equity lines of credit	6,182	10.8%	5,293	7.9%
Covered Loans	$57,032	100.0%	$66,770	100.0%

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables show the breakdown of covered loans that are current, past due, non-accrual and loans past due greater than 90 days and still accruing as of September 30, 2011 and December 31, 2011.

	September 30, 2011
						Total
	31-60 days	61-90 days	>90 days	Total		Financing	>90 days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing
	(in thousands)
Age Analysis of Past Due Loans:
Residential real estate one to four family	$—	$153	$1,051	$1,204	$17,360	$18,564	$—
Residential real estate multi-family	—	—	—	—	5,534	5,534	—
Commercial, industrial and agricultural	—	—	21	21	1,665	1,686	—
Commercial real estate	568	—	1,246	1,814	15,023	16,837	—
Construction	—	—	1,933	1,933	6,296	8,229	—
Consumer	—	—	—	—	—	—	—
Home equity lines of credit	100	—	—	100	6,082	6,182	—
Total	$668	$153	$4,251	$5,072	$51,960	$57,032	$—

	December 31, 2010
						Total
	31-60 days	61-90 days	>90 days	Total		Financing	>90 days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing
	(in thousands)
Age Analysis of Past Due Loans:
Residential real estate one to four family	$421	$587	$881	$1,889	$23,822	$25,711	$336
Residential real estate multi-family	—	—	478	478	6,603	7,081	—
Commercial, industrial and agricultural	—	—	—	—	2,655	2,655	—
Commercial real estate	—	59	1,278	1,337	16,382	17,719	—
Construction	810	—	1,771	2,581	5,674	8,255	—
Consumer	—	—	—	—	56	56	—
Home equity lines of credit	—	—	—	—	5,293	5,293	—
Total	$1,231	$646	$4,408	$6,285	$60,485	$66,770	$336

The following table presents covered loans that currently are not accruing interest as of September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
	(in thousands)
Non-accrual covered loans:
Residential real estate one to four family	$2,502	$881
Residential real estate multi-family	—	478
Commercial, industrial and agricultural	21	—
Commercial real estate	1,246	1,278
Construction	1,970	1,771
Consumer	—	—
Home equity lines of credit	—	—
Total non-accrual covered loans	$5,739	$4,408

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8.   Acquisitions Including Goodwill and Other Intangible Assets

Acquisitions

On September 1, 2008, the Company paid cash of $1.8 million for Fisher Benefits Consulting, an insurance agency specializing in group employee benefits, located in Pottstown, Pennsylvania.  Fisher Benefits Consulting has become a part of VIST Insurance.  As a result of the acquisition, VIST Insurance continues to expand its retail and commercial insurance presence in southeastern Pennsylvania counties.  The results of Fisher Benefits Consulting operations have been included in the Company’s consolidated financial statements since September 2, 2008.  Included in the $1.8 million purchase price for Fisher Benefits Consulting was goodwill of $200,000 and identifiable intangible assets of $1.6 million.  Contingent payments totaling $750,000, or $250,000 for each of the first three years following the acquisition, will be paid if certain predetermined revenue target ranges are achieved.  These payments are added to goodwill when paid.  The contingent payments could be higher or lower depending upon whether actual revenue earned in each of the three years following the acquisition is less than or exceeds the predetermined revenue goals.  A contingent payment of $250,000 was made in both 2009 and 2010 as predetermined revenue targets were achieved.  A contingent payment for $250,000 was also made during the third quarter of 2011.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Goodwill

The Company had goodwill of $42.1 million at September 30, 2011 compared to $41.9 million at December 31, 2010, related to the acquisition of its banking, insurance and wealth management companies.  The Company utilizes a third party valuation service to perform its goodwill impairment test on an annual basis.  A fair value is determined for the banking and financial services, insurance services and investment services reporting units.  If the fair value of the reporting business unit exceeds the book value, then no impairment write down of goodwill is necessary (a Step One evaluation).  If the fair value is less than the book value, then an additional test (a Step Two evaluation) is necessary to assess goodwill for potential impairment.  As a result of the goodwill impairment valuation analysis, the Company determined that no goodwill impairment write-off for any of its reporting units was necessary for the year ended December 31, 2010, however a Step Two evaluation was necessary for the banking and financial services reporting unit.

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

The table below presents the fair value, carrying amount, and goodwill associated with the banking and financial services reporting unit with respect to the annual goodwill impairment test completed as of December 31, 2010:

Results of Annual Goodwill Impairment Testing

	December 31, 2010
Reporting Segment	Fair Value	Carrying Amount*	Goodwill
	(in thousands)

VIST Bank	$104,409	$117,669	$29,316
	$104,409	$117,669	$29,316

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The changes in the carrying amount of goodwill for the first nine months of 2011 and for the year ended December 31, 2010 were as follows:

	VIST
			Capital
	Bank	Insurance	Management	Total
	(in thousands)

Balance as of January 1, 2010	$27,768	$11,193	$1,021	$39,982
Additions to goodwill	1,548	78	—	1,626
Contingent payments made	—	250	—	250
Balance as of December 31, 2010	$29,316	$11,521	$1,021	$41,858
Additions to goodwill	—	—	—	—
Contingent payments made	—	250	—	250
Balance as of September 30, 2011	$29,316	$11,771	$1,021	$42,108

Other Intangible Assets

Amortizable intangible assets were composed of the following:

	September 30, 2011		December 31, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Amortizable intangible assets:
Purchase of client accounts (20 year weighted average useful life)	$4,957	$1,672	$4,957	$1,481
Employment contracts (7 year weighted average useful life)	1,135	1,135	1,135	1,122
Assets under management (20 year weighted average useful life)	184	84	184	77
Trade name (20 year weighted average useful life)	196	196	196	196
Core deposit intangible (7 year weighted average useful life)	1,852	1,852	1,852	1,653
Total	$8,324	$4,939	$8,324	$4,529

Aggregate Amortization Expense:
For the nine months ended September 30, 2011	$410
For the nine months ended September 30, 2010	$417

In accordance with the provisions of FASB ASC 350, the Company amortizes other intangible assets over the estimated remaining life of each respective asset.

Note 9.   Junior Subordinated Debt

First Leesport Capital Trust I, a Delaware statutory business trust, was formed on March 9, 2000 and is a wholly-owned subsidiary of the Company.  The Trust issued $5 million of 10.875% fixed rate capital trust pass-through securities to investors. First Leesport Capital Trust I purchased $5 million of fixed rate junior subordinated deferrable interest debentures from the Company.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The obligations under the debentures constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the capital securities.  The capital securities are redeemable by the Company on or after March 9, 2010, at stated premiums, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise.  The capital securities must be redeemed upon final maturity of the subordinated debentures on March 9, 2030.  As of September 30, 2011, the Company has not exercised the call option on these debentures.  In October 2002, the Company entered into an interest rate swap agreement with a notional amount of $5 million that effectively converted the securities to a floating interest rate of nine month LIBOR plus 5.25%.  In September 2010, included in other income was a $272,000 premium paid to the Company resulting from the fixed rate payer exercising a call option to terminate this interest rate swap.  In June 2003, the Company purchased a nine month LIBOR cap with a rate of 5.75% which created protection against rising interest rates for the above mentioned $5 million interest rate swap.  Interest rate caps are generally used to limit the exposure from the

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

repricing and maturity of liabilities and to limit the exposure created by other interest rate swaps.  This interest rate cap matured in March 2010.

On September 26, 2002, the Company established Leesport Capital Trust II, a Delaware statutory business trust, in which the Company owns all of the common equity.  Leesport Capital Trust II issued $10 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45% (3.80% at September 30, 2011).  These debentures are the sole assets of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial Corp. of the obligations of the Trust under the capital securities. These securities must be redeemed in September 2032, but may be redeemed on or after November 7, 2007 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company.  As of September 30, 2011, the Company has not exercised the call option on these debentures.  In September 2008, the Company entered into an interest rate swap agreement that effectively converts the $10 million of adjustable-rate capital securities to a fixed interest rate of 7.25%.

On June 26, 2003, Madison Bank established Madison Statutory Trust I, a Connecticut statutory business trust.  Pursuant to the purchase of Madison Bank on October 1, 2004, the Company assumed Madison Statutory Trust I in which the Company owns all of the common equity.  Madison Statutory Trust I issued $5 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10% (3.80% at September 30, 2011).  These debentures are the sole assets of the Trusts.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The obligations under the debentures constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the capital securities. These securities must be redeemed in June 2033, but may be redeemed on or after September 26, 2008 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company.  As of September 30, 2011, the Company has not exercised the call option on these debentures.  In September 2008, the Company entered into an interest rate swap agreement that effectively converts the $5 million of adjustable-rate capital securities to a fixed interest rate of 6.90%.

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

Federal bank regulatory agencies have established certain capital-related criteria that must be met by banks and bank holding companies.  The measurements which incorporate the varying degrees of risk contained within the balance sheet and exposure to off-balance sheet commitments were established to provide a framework for comparing different institutions.  Regulatory guidelines require that Tier 1 capital and total risk-based capital to risk-adjusted assets must be at least 4.0% and 8.0%, respectively.  In order for the Company to be considered “well capitalized” under the guidelines of the banking regulators, the Company must have Tier 1 capital and total risk-based capital to risk-adjusted assets of at least 6.0% and 10.0%, respectively.  As of September 30, 2011, the Company and the Bank has met the criteria to be considered a well capitalized institution.

As of September 30, 2011, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed its category.

The Company’s regulatory capital ratios are presented below for the periods indicated:

	September 30,	December 31,
	2011	2010

Leverage ratio	7.83%	8.01%
Tier I risk-based capital ratio	11.21%	10.87%
Total risk-based capital ratio	12.46%	12.13%

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On December 19, 2008, the Company issued to the United States Department of the Treasury (“Treasury”) 25,000 shares of Series A, Fixed Rate, Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $1,000 per share, and a warrant (“Warrant”) to initially purchase 376,984 shares of the Company’s common stock, par value $5.00 per share, for an aggregate purchase price of $25,000,000 in cash.

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

Prior to the earlier of the third anniversary date of the issuance of the Series A Preferred Stock (December 19, 2011) or the date on which the Series A Preferred Stock have been redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties which are not affiliates of the Treasury, the Company can not increase its common stock dividend from the last quarterly cash dividend per share ($0.10) declared on the common stock prior to October 14, 2008 without the consent of the Treasury,

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price subject to anti-dilution adjustments presently equal to $10.19 per share of common stock. As a result of the sale of 644,000 shares of the Company’s common stock to two institutional investors, the number of shares of common stock into which the Warrant is now exercisable is 367,984. In the event that the Company redeems the Series A Preferred Stock, the Company can repurchase the warrant at “fair value” as defined in the investment agreement with Treasury.

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

In July 2011, VIST Financial filed an S-1 Registration statement with the SEC. The Company’s existing capital ratios continue to exceed all regulatory guidelines for a well-capitalized institution; and given the present volatility and uncertainty of the equity markets, the Company is evaluating capital alternatives both in terms of timing and the amount of capital to be raised.

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company.  At September 30, 2011, the Bank had approximately $9.4 million available for payment of dividends to the Company.  Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis.  At September 30, 2011 and at December 31, 2010, the Bank had a $1.3 million loan outstanding to VIST Insurance.

On July 19, 2011, the Company declared a $0.05 per share cash dividend for common shareholders of record on August 1, 2011 which was payable on August 15, 2011.  On October 18, 2011, the Company declared a $0.05 per share cash dividend for common shareholders of record on November 1, 2011 which is payable on November 15, 2011.  For the first nine months of 2011, common stock dividends totaled $983,000, as compared to $911,000 for the same period in 2010.

For the first nine months of 2011 and 2010, preferred stock dividends and discount accretion totaled $1.3 million.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the Bank’s financial instrument commitments is as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)
Commitments to extend credit:
Unfunded loan origination commitments	$52,484	$41,803
Unused home equity lines of credit	48,452	38,089
Unused business lines of credit	116,180	132,486
Total commitments to extend credit	$217,116	$212,378

Standby letters of credit	$9,479	$9,235

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

Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of September 30, 2011 and 2010 for guarantees under standby letters of credit issued was not considered to be material.

Junior Subordinated Debt:

The Company has elected to record its junior subordinated debt at fair value with changes in fair value reflected in other income in the consolidated statements of operations.  The fair value is estimated utilizing the income approach whereby the expected cash flows over the remaining estimated life of the debentures are discounted using the Company’s estimated credit spread over the current fully indexed yield based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.  At September 30, 2011 and December 31, 2010, the estimated fair value of the junior subordinated debt was $18.6 million and $18.4 million, respectively, and was offset by changes in the fair value of the related interest rate swaps.

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

Under the swap, the Company paid interest at a variable rate equal to nine month LIBOR plus 5.25%, adjusted semiannually, and the Company received a fixed rate equal to the interest that the Company is obligated to pay on the related trust preferred securities (10.875%).  In September 2010, included in other income was a $272,000 premium paid to the Company resulting from the fixed rate payer exercising a call option to terminate this interest rate swap.

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

The estimated fair values of the interest rate swap agreements represent the amount the Company would have expected to receive to terminate such contract.  At September 30, 2011 and December 31, 2010, the estimated fair value of the interest rate swap agreements was $1.0 million and $1.1 million, respectively, and was offset by changes in the fair value of the related trust preferred debt.  The swap agreements expose the Company to market and credit risk if the counterparty fails to perform.  Credit risk is equal to the extent of a fair value gain on the swaps.  The Company manages this risk by entering into these transactions with high quality counterparties.

Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by other interest rate swaps.  In June 2003, the Company purchased a nine month LIBOR cap to create protection against rising interest rates for the above mentioned $5 million interest rate swap.  Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by other interest rate swaps.  This interest rate cap matured in March 2010.

In October 2010, the Company purchased a three month LIBOR interest rate cap to create protection against rising interest rates.  The notional amount of this interest rate cap was $5.0 million and the initial premium paid for the interest rate cap was $206,000.  At September 30, 2011, the recorded value of the interest rate cap was $170,000.

The following table provides the fair values of the Company’s derivative instruments included in the consolidated balance sheet at September 30, 2011 and December 31, 2010:

	Liability Derivatives
	September 30, 2011		December 31, 2010
	Balance		Balance
Derivatives Not Designated as Hedging	Sheet	Fair	Sheet	Fair
Instruments under FASB ASC 815:	Location	Value	Location	Value
	(Dollar amounts in thousands)

Interest rate cap	Other assets	$170	Other assets	$300
Interest rate swap contracts	Other liabilities	(1,006)	Other liabilities	(1,139)

Total derivatives		$(836)		$(839)

The following table provides the changes in fair values of the Company’s derivative instruments included in the consolidated statement of operations for the three and nine months ended September 30, 2011 and 2010:

		Amount of Gain or (Loss) Recognized in Income on Derivative
	Location of Gain or (Loss)	For the Three Months Ended		For the Nine Months Ended
Derivatives Not Designated as Hedging	Recognized in Income on	September 30,		September 30,
Instruments under FASB ASC 815:	Derivative	2011	2010	2011	2010
		(Dollar amounts in thousands)

Interest rate cap	Other income	$(16)	$—	$(130)	$—
Interest rate swap contracts	Other income	85	$(1,311)	133	$(1,465)

Total derivatives		$69	$(1,311)	$3	$(1,465)

During the nine month period ended September 30, 2011, the Company recorded interest payable under the interest rate swap agreements of $401,000, which was recorded as an increase in interest expense on the trust preferred securities.  During the nine month period ended September 30, 2010, the Company recorded interest receivable under the interest rate swap agreements of $50,000, which was recorded as a decrease in interest expense on the trust preferred securities.

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

In July 2009, the Company’s Board of Directors approved a discretionary match of 50% for the first 2% of a participant’s pay deferred into the 401(k) Retirement Savings Plan.  Contributions from the Company vest to the employee over a five year schedule.  The expense associated with the Company’s contribution was $54,000 and $121,000 for the three and nine months ended September 30, 2011, respectively and $38,000 and $105,000 for the same periods in 2010, and was included in salaries and employee benefits expense in the Consolidated Statements of Operations.

During the third quarter of 2011, the Company’s Board of Directors approved a discretionary match of 50% for the first 3% of a participant’s pay deferred into the 401(k) Retirement Savings Plan.

Deferred Compensation Agreements and Salary Continuation Plan

The Company has entered into deferred compensation agreements with certain directors and a salary continuation plan for certain key employees.  At September 30, 2011 and December 31, 2010, the present value of the future liability for these agreements was $1.9 million and $1.8 million, respectively.  For the three months ended September 30, 2011 and 2010, $62,000 and $48,000, respectively, was charged to expense in connection with these agreements. For the nine months ended September 30, 2011 and 2010, $172,000 and $152,000, respectively, was charged to expense in connection with these agreements.  To fund the benefits under these agreements, the Company is the owner and beneficiary of life insurance policies on the lives of certain directors and employees.  These bank-owned life insurance policies had an aggregate cash surrender value of $19.7 million and $19.4 million at September 30, 2011 and December 31, 2010, respectively.

Employee Stock Purchase Plan

The Company has a non-compensatory Employee Stock Purchase Plan (“ESPP”).  Under the ESPP, employees of the Company who elect to participate are eligible to purchase shares of common stock at prices up to a 5 percent discount from the market value of the stock.  The ESPP does not allow the discount in the event that the purchase price would fall below the Company’s most recently reported book value per share.  The ESPP allows an employee to make contributions through payroll deductions to purchase shares of common stock up to 15 percent of annual compensation.  At September 30, 2011, the total number of remaining shares of common stock that may be issued pursuant to the ESPP is 218,890.  As of September 30, 2011, a total of 84,986 shares have been issued under the ESPP.  For the first nine months of 2011 and 2010, the market value of the Company’s stock was below the Company’s book value per share.  The employees of the Company did not receive a 5% discount on purchases made under the ESPP during this timeframe. As a result, the Company did not recognize any expense relative to its ESPP for the three and nine months ended September 30, 2011 and 2010.

Note 13.   Stock-based Compensation

The Company has an Employee Stock Incentive Plan (“ESIP”) that covered all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors.  The ESIP plan expired on November 10, 2008, and as a result, no additional stock option awards remain to be granted.  At September 30, 2011, there were 287,539 options granted and still outstanding under the ESIP.  The option price for options previously issued under the ESIP was equal to 100% of the fair market value of the Company’s common stock on the date of grant and was not less than the stock’s par value when granted.  Options granted under the ESIP have various vesting periods ranging from immediate up to 5 years, 20% exercisable not less than one year after the date of grant, but no later than ten years after the date of grant in accordance with the vesting.  Vested options expire on the earlier of ten years after the date of grant, three months from the participant’s termination of employment or one year from the date of the participant’s death or disability.  At September 30, 2011, a total of 148,072 options have been exercised under the ESIP and common stock shares were issued accordingly.

The Company has an Independent Directors Stock Option Plan (“IDSOP”).  The IDSOP plan expired on November 10, 2008, and as a result, no additional stock option awards remain to be granted.  At September 30, 2011, there were 76,100 stock options granted and still outstanding under the IDSOP.  The IDSOP covers all directors of the Company who are not employees and former directors who continue to be employed by the Company.  The option price for stock option awards previously issued under the ESIP was equal to the fair market value of the Company’s common stock on the date of grant. Options are exercisable from the date of grant and expire on

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Company or the cessation of the participant’s employment, or twelve months from the date of the participant’s death or disability.  A total of 21,166 options had been exercised under the IDSOP and common stock shares were issued accordingly as of September 30, 2011.

On April 17, 2007, the Company’s shareholders approved the VIST Financial Corp. 2007 Equity Incentive Plan (“EIP”).  The total number of options which may be granted under the EIP is equal to 12.5% of the outstanding shares of the Company’s common stock on the date of approval of the Plan. At September 30, 2011, there were 292,900 shares authorized for issuance for potential future equity awards pursuant to the EIP subject to automatic annual increases by an amount equal to 12.5% of any increase in the number of the Company’s outstanding shares of common stock during the preceding year or such lesser number as determined by the Company’s board of directors.  The EIP covers all employees and non-employee directors of the Company and its subsidiaries.  Incentive stock options, nonqualified stock options and restricted stock grants are authorized for issuance under the EIP (see below “Restricted Stock Grants” for additional information on restricted stock awards).  The exercise price for stock options granted under the EIP must equal the fair market value of the Company’s common stock on the date of grant.  Vesting of option awards under the EIP is determined by the Human Resources Committee of the board of directors, but must be at least one year.  The committee may also subject an award to one or more performance criteria.  Stock option and restricted stock awards generally expire upon termination of employment.  In certain instances after an optionee terminates employment or service, the Committee may extend the exercise period for a vested nonqualified stock option up to the remaining term of the option.  A vested incentive stock option must be exercised within three months following termination of employment if such termination is for reasons other than cause.  However, a vested incentive stock option generally expires upon voluntary termination of employment. As of September 30, 2011, 500 options have been exercised under the EIP.  The EIP expires on April 17, 2017.

Restricted Stock Grants.  When granted, restricted stock shares are unvested stock, issuable one year after the date of the grant for non-employee directors and employees (“Vest Date”).  Due to TARP restrictions, restricted stock grants vest over two years for certain employees.  The Vest Date accelerates in the event there is a change in control of the Company, if the recipients are then still non-employee directors or employees by Company. Upon issuance of the shares, resale of the shares is restricted for an additional year, during which the shares may not be sold, pledged or otherwise disposed of.  Prior to the vest date and in the event the recipient terminates association with the Company for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Restricted stock awards granted under the EIP were recorded at the date of award based on the market value of shares. The weighted average price per share of shares outstanding as of September 30, 2011 was $8.03 as compared to $6.61 at December 31, 2010.  At September 30, 2011, there were no vested restricted stock grants.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of restricted stock award activity is presented below:

	Shares	Weighted Average Fair Value on Award Date
Outstanding at December 31, 2008	—	$—
Additions	7,000	5.15
Forfeitures	—	—
Outstanding at December 31, 2009	7,000	5.15
Additions	15,500	7.18
Forfeitures	(1,000)	(5.15)
Outstanding at December 31, 2010	21,500	6.61
Additions	26,000	9.16
Forfeitures	(417)	(5.15)
Outstanding at September 30, 2011	47,083	$8.03

Stock option activity for the nine months ended September 30, 2011 is summarized in the table below:

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Term
	Options	Price	Value	(in years)
Outstanding at the beginning of the year	858,912	$13.66
Granted	15,000	8.61
Exercised	(500)	0.20
Expired	(20,486)	15.20
Forfeited	(12,797)	5.71
Outstanding as of September 30, 2011	840,129	$13.66	$43,157	6.4
Exercisable as of September 30, 2011	595,499	$16.44	$24,579	5.4

There were no proceeds received from stock option exercises related to director and employee stock purchase plans in 2010. There was $2,000 received from stock option exercises related to the director and employee stock purchase plans during the first nine months of 2011.

As of September 30, 2011, the aggregate intrinsic value of options outstanding was $43,000, as compared to $479,000 at December 31, 2010.  As of September 30, 2011, the weighted average remaining term of options outstanding was 6.4 years, as compared to 6.9 years at December 31, 2010.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock-Based Compensation Expense.  The Company adopted the provisions of FASB ASC 718 on January 1, 2006.  FASB ASC 718 requires that stock-based compensation to employees be recognized as compensation cost in the consolidated statements of operations based on their fair values on the measurement date, which, for the Company, is the date of grant.  For the three months ended September 30, 2011 and 2010, stock-based compensation expense totaled $108,000 and $36,000, respectively.  For the nine months ended September 30, 2011 and 2010, stock-based compensation expense totaled $310,000 and $112,000, respectively.  At September 30, 2011 there was approximately $416,000, of total unrecognized compensation cost related to non-vested stock options under the plans, as compared to $465,000 at December 31, 2010.  Total unrecognized compensation cost related to non-vested stock options could be impacted by the performance of the Company as it relates to options granted which include performance-based goals.

Valuation of Stock-Based Compensation.  There were 15,000 stock options granted during the first nine months of 2011, as compared to 16,950 for the same period in 2010.  The fair value of options granted during the nine months ended September 30, 2011 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

For the Nine Months Ended
September 30, 2011

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

Note 14.   FDIC-Assisted Acquisition

On November 19, 2010, the Bank acquired certain assets and assumed certain liabilities of Allegiance Bank of North America (“Allegiance”) from the FDIC, as Receiver of Allegiance. Allegiance operated five community banking branches located within Chester, Montgomery and Philadelphia counties. The Bank closed one of the branches during the third quarter of 2011. The Bank’s bid to purchase Allegiance included the purchase of certain Allegiance assets at a discount of $5.9 million and time deposits at a premium of $534,000, in exchange for assuming certain Allegiance deposits and certain other liabilities. Based on the terms of this transaction, the FDIC paid the Company $1.8 million ($2.0 million less a settlement of approximately $200,000). As a result of the Allegiance acquisition, the Bank recorded $1.5 million of goodwill. No cash or other consideration was paid by the Bank. The Bank and the FDIC entered into loss sharing agreements regarding future losses incurred on loans and other real estate acquired through foreclosure existing at the acquisition date. Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 70 percent of net losses on covered single family assets incurred up to $4.0 million, and 70 percent of net losses on covered commercial assets incurred up to $12.0 million. The FDIC will increase their reimbursement to 80 percent if net losses exceed the $4.0 million and $12 million thresholds. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss sharing agreements with the FDIC, the Bank recorded an indemnification asset of $7.0 million at the time of acquisition.  As of September 30, 2011, the Company has submitted cumulative net losses of $1.4 million for reimbursement to the FDIC under the loss-sharing agreements.  The loss sharing agreements include clawback provisions should losses not meet the certain thresholds.  Based on losses incurred through September 30, 2011 and an estimate of future expected losses, there was no clawback liability established at September 30, 2011. The Company could be subject to the clawback provision as actual losses incurred in the future could be less than the estimated future expected losses at September 30, 2011.

U.S. GAAP prohibits carrying over an allowance for loan losses for impaired loans purchased in the Allegiance FDIC-assisted acquisition. On the acquisition date, the preliminary estimate of the unpaid principal balance for all loans evidencing credit impairment acquired in the Allegiance acquisition was $41.5 million and the estimated fair value of the loans was $30.3 million. Total contractually required payments on these loans, including interest; at the acquisition date was $46.8 million.  However, the Company’s preliminary estimate of expected cash flows was $36.4 million.  At such date, the Company established a credit risk related non-accretable discount (a discount representing amounts which are not expected to be collected from the customer nor liquidation of collateral) of $10.3 million relating to these impaired loans, reflected in the recorded net fair value. This amount is reflected as a non-accretable fair value adjustment to loans and a portion is also reflected in a receivable from the FDIC. The Bank further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $6.1 million on the acquisition date relating to these impaired loans.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of
November 19, 2010
(in thousands)
Unpaid principal balance	$41,459
Interest	5,321
Contractual cash flows	46,780
Non-accretable discount	(10,346)
Expected cash flows	36,434
Accretable difference	(6,104)
Estimated fair value	$30,330

On the acquisition date, the preliminary estimate of the unpaid principal balance for all other loans acquired in the acquisition was $39.2 million and the estimated fair value of these loans was $38.4 million. The difference between unpaid principal balance and fair value of these loans which will be recognized in income on a level yield basis over the life of the loans, representing periods up to ninety months.

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

The Bank

The Bank consists of twenty-one full service, two limited access retirement community financial centers, and performs commercial and consumer loan, deposit and other banking services.  The Bank engages in full service commercial and consumer banking business, including such services as accepting deposits in the form of time, demand and savings accounts. Such time deposits include certificates of deposit, individual retirement accounts and Roth IRAs.  The Bank’s savings accounts include money market accounts, club accounts, NOW accounts and traditional regular savings accounts.  In addition to accepting deposits, the Bank makes both secured and unsecured commercial and consumer loans, accounts receivable financing and makes construction and mortgage loans, including home equity loans.  The Bank does not engage in sub-prime lending.  The Bank also provides small business loans and other services including rents for safe deposit facilities.

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

Wealth Management

VIST Capital Management, LLC (“VIST Capital”) a full service investment advisory and brokerage services company, offers a full line of products and services for individual financial planning, retirement and estate planning, investments, corporate and small business pension and retirement planning.  VIST Capital is headquartered at 1240 Broadcasting Road, Wyomissing, Pennsylvania

The following table shows the Company’s reportable business segments for the three and nine months ended September 30, 2011 and 2010.  All inter-segment transactions are recorded at cost and eliminated as part of the consolidation process.  Each of these segments perform specific business activities in order to generate revenues and expenses, which in turn, are evaluated by the Company’s senior management for the purpose of making resource allocation and performance evaluation decisions.

	VIST
	Bank	Insurance	Mortgage	Capital Management	Total
	(in thousands)
Three months ended September 30, 2011
Net interest income and other income from external sources	$11,483	$3,166	$776	$210	$15,635
Income (loss) before income taxes	753	467	496	3	1,689
Total assets	1,394,573	17,583	72,441	1,137	1,485,734
Purchase of premises and equipment	305	10	—	—	315

Three months ended September 30, 2010
Net interest income and other income from external sources	$10,381	$3,003	$879	$299	$14,562
Income (loss) before income taxes	(2,600)	450	496	3	(1,651)
Total assets	1,258,517	18,125	82,811	1,247	1,360,700
Purchase of premises and equipment	127	2	1	—	130

Nine Months Ended September 30, 2011
Net interest income and other income from external sources	$34,312	$9,175	$2,282	$635	$46,404
Income before income taxes	1,329	1,165	1,349	6	3,849
Total Assets	1,394,573	17,583	72,441	1,137	1,485,734
Purchases of premises and equipment	1,885	36	4	1	1,926

Nine Months Ended September 30, 2010
Net interest income and other income from external sources	$33,702	$9,132	$2,388	$620	$45,842
Income (loss) before income taxes	(815)	1,527	1,523	(171)	2,064
Total Assets	1,258,517	18,125	82,811	1,247	1,360,700
Purchases of premises and equipment	430	239	7	27	703

As presented above, income (loss) before income taxes does not reflect management fees paid to the Company by VIST Insurance, Mortgage and Capital Management of approximately $309,000, $147,000 and $50,000, respectively, for the three months ended September 30, 2011. For the three months ended September 30, 2010, income (loss) before income taxes does not reflect management fees paid to the Company by VIST Insurance, Mortgage and Capital Management of approximately $275,000, $147,000 and $37,000, respectively.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Income (loss) before income taxes does not reflect management fees paid to the Company by VIST Insurance, Mortgage and Capital Management of approximately $858,000, $441,000 and $128,000, respectively, for the nine months ended September 30, 2011.  For the nine months ended September 30, 2010, income (loss) before income taxes does not reflect management fees paid to the Company by VIST Insurance, Mortgage and Capital Management of approximately $782,000, $441,000 and $102,000, respectively.

Note 16.   Investment in Limited Partnership

In 2003, VIST Bank, the Company’s banking subsidiary (the “Bank”) entered into a limited partner subscription agreement with Midland Corporate Tax Credit XVI Limited Partnership (“partnership”), where the Bank receives special tax credits and other tax benefits.  The Bank subscribed to a 6.2% interest in the partnership, which is subject to an adjustment depending on the final size of the partnership at a purchase price of $5 million.  This investment is included in other assets and is not guaranteed.  It is accounted for in accordance with FASB ASC 970, “Real Estate - General,” using the equity method.  This agreement was accompanied by a payment of $1.7 million.  The associated non-interest bearing promissory note payable included in other liabilities was zero at September 30, 2011.  Installments were paid as requested.  The net carrying value of the Midland Corporate Tax Credit XVI Limited Partnership is recorded in other assets in the Consolidated Balance Sheets and was $2.6 million at September 30, 2011, as compared to $2.8 million at December 31, 2010.  Included in other expenses for the three and nine months ended September 30, 2011, was the Bank’s portion of the partnership’s net operating loss of $83,000 and $248,000, respectively.  Included in other expenses for the three and nine months ended September 30, 2010, was the Bank’s portion of the partnership’s net operating loss of $83,000 and $248,000, respectively. For the full year of 2011, the Bank expects to receive a federal tax credit of approximately $459,000.  For 2010, the Bank received a federal tax credit of approximately $460,000.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables summarize securities available for sale, junior subordinated debentures and derivatives, measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the hierarchy utilized to measure fair value:

	As of September 30, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
ASSETS:
Securities Available For Sale:
U.S. Government agency securities	$—	$9,464	$—	$9,464
Agency mortgage-backed debt securities	—	296,301	—	296,301
Non-Agency collateralized mortgage obligations	—	7,425	—	7,425
Obligations of states and political subdivisions	—	27,007	—	27,007
Trust preferred securities - single issue	—	125	—	125
Trust preferred securities - pooled	—	2,297	—	2,297
Corporate and other debt securities	—	2,481	—	2,481
Equity securities	1,874	548	—	2,422
Interest rate cap (included in other assets)	—	—	170	170
	$1,874	$345,648	$170	$347,692

LIABILITIES:
Junior subordinated debt	$—	$—	$18,591	$18,591
Interest rate swaps (included in other liabilities)	—	—	1,006	1,006
	$—	$—	$19,597	$19,597

	As of December 31, 2010
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
ASSETS:
Securities Available For Sale:
U.S. Government agency securities	$—	$11,790	$—	$11,790
Agency mortgage-backed debt securities	—	222,365	—	222,365
Non-Agency collateralized mortgage obligations	—	10,015	—	10,015
Obligations of states and political subdivisions	—	30,907	—	30,907
Trust preferred securities - single issue	—	501	—	501
Trust preferred securities - pooled	—	484	—	484
Corporate and other debt securities	—	1,048	—	1,048
Equity securities	1,656	989	—	2,645
Interest rate cap (included in other assets)	—	—	300	300
	$1,656	$278,099	$300	$280,055

LIABILITIES:
Junior subordinated debt	$—	$—	$18,437	$18,437
Interest rate swaps (included in other liabilities)	—	—	1,139	1,139
	$—	$—	$19,576	$19,576

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets:
Impaired loans	$—	$—	$34,896	$34,896
Impaired covered loans	—	—	27,083	27,083
Other real estate owned	—	—	2,849	2,849
Covered other real estate owned	—	—	596	596
Total	$—	$—	$65,424	$65,424

	December 31, 2010
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets:
Impaired loans	$—	$—	$31,196	$31,196
Impaired covered loans	—	—	29,000	29,000
Other real estate owned	—	—	5,303	5,303
Covered other real estate owned	—	—	247	247
Total	$—	$—	$65,746	$65,746

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Three months ended September 30, 2011
		Total realized and
		Unrealized Gains (Losses)
	Fair Value at June 30, 2011	Recorded in Revenue	Recorded in Other Comprehensive Income	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2011

Assets:
Interest rate cap	$186	$(16)	$—	$—	$170
	$186	$(16)	$—	$—	$170

Liabilities:
Junior subordinated debt	$18,470	$(121)	$—	$—	$18,591
Interest rate swaps	1,091	85	—	—	1,006
	$19,561	$(36)	$—	$—	$19,597

	Three months ended September 30, 2010
		Total realized and
		Unrealized Gains (Losses)
	Fair Value at June 30, 2010	Recorded in Revenue	Recorded in Other Comprehensive Income	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2010
	(Dollar amounts in thousands)
Liabilities:
Junior subordinated debt	$19,308	$1,296	$—	$—	$18,012
Interest rate swaps	265	(1,311)	—	—	1,576
	$19,573	$(15)	$—	$—	$19,588

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine months ended September 30, 2011
		Total realized and
		Unrealized Gains (Losses)
	Fair Value at December 31, 2010	Recorded in Revenue	Recorded in Other Comprehensive Income	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2011
	(Dollar amounts in thousands)
Assets:
Interest rate cap	$300	$(130)	$—	$—	$170
	$300	$(130)	$—	$—	$170

Liabilities:
Junior subordinated debt	$18,437	$(154)	$—	$—	$18,591
Interest rate swaps	1,139	133	—	—	1,006
	$19,576	$(21)	$—	$—	$19,597

	Nine months ended September 30, 2010
		Total realized and
		Unrealized Gains (Losses)
	Fair Value at December 31, 2009	Recorded in Revenue	Recorded in Other Comprehensive Income	Transfers Into and/or Out of Level 3	Fair Value at September 30, 2010
	(Dollar amounts in thousands)
Liabilities:
Junior subordinated debt	$19,658	$1,646	$—	$—	$18,012
Interest rate swaps	111	(1,465)	—	—	1,576
	$19,769	$181	$—	$—	$19,588

Certain assets, including goodwill, mortgage servicing rights, core deposits, other intangible assets, certain impaired loans and other long-lived assets, such as other real estate owned, are written down to fair value on a nonrecurring basis through recognition of an impairment charge to the consolidated statements of operations.  There were no material impairment charges incurred on financial instruments carried at fair value on a nonrecurring basis during the three and nine months ended September 30, 2011.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

ASC Topic 825, “Financial Instruments” requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The estimated fair values of financial instruments as of September 30, 2011 and December 31, 2010, are set forth in the table below.  The information in the table should not be interpreted as an estimate of the fair value of the Company in its entirety since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$55,495	$55,495	$16,315	$16,315
Federal funds sold	—	—	1,500	1,500
Mortgage loans held for sale	1,772	1,772	3,695	3,695
Securities available for sale	347,522	347,522	279,755	279,755
Securities held to maturity	2,584	2,491	2,022	1,888
Federal Home Loan Bank stock	6,100	6,100	7,099	7,099
Loans, net	912,392	946,774	939,573	955,148
Covered loans	57,032	57,032	66,770	66,770
Mortgage servicing rights	—	—	31	31
Bank owned life insurance	19,710	19,710	19,373	19,373
FDIC indemnification asset	6,816	6,816	7,003	7,003
Accrued interest receivable	5,582	5,582	5,205	5,205
Interest rate cap	170	170	300	300

Financial Liabilities:
Deposits	1,215,504	1,193,181	1,149,280	1,132,887
Repurchase agreements	103,917	114,118	106,843	111,300
Borrowings	—	—	10,000	10,008
Junior subordinated debt	18,591	18,591	18,437	18,437
Accrued interest payable	2,130	2,130	2,515	2,515
Interest rate swap	1,006	1,006	1,139	1,139

Off-balance Sheet Financial Instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following table shows changes in each component of comprehensive income for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollar amounts in thousands)

Net income	$1,419	$(602)	$3,233	$2,637

Other comprehensive income:
Change in unrealized holding gains on available for sale securities	4,916	2,797	9,930	6,943
Change in non-credit impairment losses on available for sale securities	49	158	(289)	154
Reclassification adjustment for credit related impairment on available for sale securities realized in income	606	343	912	401
Change in non-credit impairment losses on held to maturity securities	459	5	598	(937)
Reclassification adjustment for credit related impairment on held to maturity securities realized in income	—	279	—	370
Reclassification adjustment for net investment gains realized in income	(490)	(179)	(872)	(465)
Net unrealized gains	5,540	3,403	10,279	6,466
Income tax effect	(1,884)	(1,157)	(3,495)	(2,198)
Other comprehensive income	3,656	2,246	6,784	4,268
Total comprehensive income	$5,075	$1,644	$10,017	$6,905

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview. Management’s discussion and analysis represents an overview of the financial condition and results of operations, and highlights the significant changes in the financial condition and results of operations, as presented in the accompanying consolidated financial statements for VIST Financial Corp. (the “Company”), a financial holding company, and its wholly-owned subsidiaries, VIST Bank (the “Bank”), VIST Insurance, LLC (“VIST Insurance”), and VIST Capital Management, LLC (“VIST Capital Management”).  The Bank’s wholly-owned subsidiary, VIST Mortgage Holdings, LLC was inactive at September 30, 2011.

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

Forward Looking Statements. These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company’s control).  The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.  The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; credit risks of borrowers and changes in the availability and cost of credit and capital in the financial markets; changes in the prices, values and sales volumes of residential and commercial real estate; changes in the strength of the underlying issuers of securities in our investment portfolio; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; the risks of mergers and acquisitions, including, without limitation, the ability to find appropriate acquisition candidates, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions; changes in consumer spending and saving habits; changes in accounting policies, rules and practices; the loss of members of the Company’s executive management team; the nature, extent, and timing of governmental actions and reforms, including the rules of participation for the Trouble Asset Relief Program voluntary Capital Purchase Plan under the Emergency Economic Stabilization Act of 2008, which may be changed unilaterally and retroactively by legislative or regulatory actions; and the success of the Company at managing the risks involved in the foregoing.

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

Critical Accounting Policies. The Company’s consolidated financial statements are prepared based upon the application of U.S. generally accepted accounting principles (“U.S. GAAP”). The reporting of our financial condition and results of operations is impacted by the application of accounting policies by management, some of which are particularly sensitive and require significant judgments, estimates and assumptions to be made in matters that are inherently uncertain. These accounting policies, along with the disclosures presented in other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the consolidated financial statements. Management currently views the determination of the allowance for loan losses, revenue recognition for insurance activities, stock based compensation, derivative financial instruments, goodwill and intangible assets, fair value measurements including other than temporary impairment losses on available for sale securities, the valuation of junior subordinated debt and related hedges, the valuation of deferred tax assets and the effects of any business combinations.  Additional information about these accounting policies is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in the Company’s Form 10-K for the year ended December 31, 2010.  No significant changes were made to the Company’s critical accounting policies during the first nine months of 2011.

FINANCIAL CONDITION

Total assets increased by $60.7 million or 4.3%, to $1.49 billion at September 30, 2011 from $1.43 billion at December 31, 2010.  The overall increase in assets was attributable to a $66.2 million, or 5.8% increase in total deposits offset by a decrease in the loan portfolio.

Investment Securities Portfolio

The overall securities portfolio increased to $350.1 million at September 30, 2011, from $281.8 million at December 31, 2010 primarily due to the purchase of additional available for sale securities.  Investment security purchases and sales generally occur to manage the Bank’s liquidity requirements, pledging requirements, interest rate risk, and to enhance net interest margin and capital management.  The available-for-sale securities portfolio is evaluated regularly for possible opportunities to increase earnings through potential sales or portfolio repositioning.  During the first nine months of 2011, proceeds of $78.3 million were received on sales, and $872,000 was recognized in net gains, while investment securities of $164.6 million were purchased.  During the first nine months of 2010, proceeds of $52.8 million were received on sales, and $465,000 was recognized in net gains, while investment securities of $99.3 million were purchased.  Securities classified as available for sale are marketable equity securities, and those debt securities that we intend to hold for an undefined period of time, but not necessarily to maturity.  Any decision to sell an available-for-sale investment security would be based on various factors, including significant movements in interest rates, changes in maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations, reasonable gain realization, changes in the creditworthiness of the issuing entity, changes in investment strategy and portfolio mix, and other similar factors.  Changes in unrealized gains or losses on available-for-sale investment securities, net of taxes, are recorded as other comprehensive income, a component of stockholders’ equity.  Debt securities that management has the positive ability and intent to hold to maturity are classified as held-to-maturity and recorded at amortized cost.

The available-for-sale securities portfolio included an after-tax net unrealized gain of $2.4 million at September 30, 2011, as compared to an after-tax net unrealized loss of $4.0 million at December 31, 2010.  In addition, the held-to-maturity securities portfolio included an after-tax net unrealized loss of $25,000 at September 30, 2011, as compared to an after-tax net unrealized loss of $419,000 at December 31, 2010.  Changes in long-term treasury interest rates, underlying collateral and credit concerns and dislocation and illiquidity in the current market continue to contribute to the decrease in the fair market value of certain securities.

Securities of $298.8 million were pledged to secure certain public, trust, and government deposits and for other purposes at September 30, 2011, as compared to and $226.9 million at December 31, 2010.

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

Loans, Credit Quality and Credit Risk

Gross loans decreased by $26.5 million to $927.9 million at September 30, 2011 from $954.4 million December 31, 2010. The overall decrease in the loan portfolio was the result of commercial loan prepayments exceeding new commercial loan originations, which were substantially lower for the first nine months of 2011, as compared to the same period in 2010.

The various components of loans at September 30, 2011 and December 31, 2010, were as follows:

	September 30, 2011		December 31, 2010
		As a % of		As a % of
	Amount	gross loans	Amount	gross loans
	(dollars in thousands)

Residential real estate - one to four family	$133,992	14.4%	$153,499	16.1%
Residential real estate - multi family	56,440	6.1%	53,497	5.6%
Commercial, industrial and agricultural	162,258	17.5%	150,097	15.7%
Commercial real estate	417,198	45.0%	427,546	44.8%
Construction	71,077	7.7%	78,202	8.2%
Consumer	2,207	0.2%	2,713	0.3%
Home equity lines of credit	84,678	9.1%	88,809	9.3%
Gross loans	927,850	100.0%	954,363	100.0%
Allowance for loan losses	(15,458)		(14,790)
Loans, net of allowance for loan losses	$912,392		$939,573

Commercial real estate loans are secured by real estate as evidenced by mortgages or other liens on nonfarm nonresidential properties, including business and industrial properties, hotels, motels, churches, hospitals, educational and charitable institutions and similar properties. Commercial real estate loans include owner-occupied and non-owner occupied loans, which amount to $159.5 million and $257.7 million, respectively, at September 30, 2011 as compared to $158.4 million and $269.1 million, respectively, at December 31, 2010.

The Bank is required to pledge residential and commercial real estate secured loans to collateralize its potential borrowing capacity with the FHLB. As of September 30, 2011, the Bank had pledged approximately $657.4 million in loans to the FHLB to secure its maximum borrowing capacity, as compared to $713.5 million at December 31, 2010.

During 2011, the Bank participated in a shared national credit accepting $15 million of the overall loan request. The Bank was comfortable in this request based upon the high credit quality of the borrowing entity, the fact that the business was within our lending area, and the client has done business with the Bank’s commercial loan officer for a number of years. The Bank also performs loans sales of retail mortgage loans on a regular basis. The Bank does not buy or sell any retail consumer loans. For the first nine months of 2011, the Bank sold $22.0 million of residential mortgage loans generating $458,000 of gains recognized on the sale, which were recorded in non-interest income in the Consolidated Statements of Operations.  For the first nine months of 2010, the Bank sold $24.5 million of residential mortgage loans generating $564,000 of gains recognized on the sale.

Allowance for Loan Losses.  The allowance for loan losses at September 30, 2011 was $15.5 million, or 1.67% of outstanding loans, as compared to $14.8 million or 1.55% at December 31, 2010.  In accordance with U.S. GAAP, the allowance for loan losses represents management’s estimate of losses inherent in the loan and lease portfolio as of the balance sheet date and is recorded as a reduction to loans and leases. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 90 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

The following table presents the allocation of the Company’s allowance for loan losses (“ALLL”) by portfolio segment at September 30, 2011, as compared to December 31, 2010.

	September 30, 2011		December 31, 2010
		% of		% of
	Amount	ALLL	Amount	ALLL
	(Dollar amounts in thousands)

Residential real estate one-to-four family	$2,338	15.1%	$2,918	20.0%
Residential real estate multi-family	1,653	10.7	735	5.0
Commercial, industrial and agricultural	2,672	17.3	2,576	17.6
Commercial real estate	3,493	22.6	3,321	22.7
Construction	3,937	25.5	3,063	20.9
Consumer	54	0.3	310	2.1
Home equity lines of credit	1,309	8.5	1,713	11.7
Allocated	15,456	100.0	14,636	100.0
Unallocated	2	0.0	154	0.0
Total	$15,458	100.0%	$14,790	100.0%

The following table presents the activity related to the Company’s allowance for loan losses for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollar amounts in thousands)

Balance of allowance for loan losses, beginning of period	$15,439	$12,825	$14,790	$11,449
Loans charged-off:
Residential real estate one-to-four family	(302)	(176)	(978)	(603)
Residential real estate multi-family	(72)	—	(313)	(62)
Commercial, industrial and agricultural	(432)	(166)	(786)	(400)
Commercial real estate	(108)	(380)	(1,158)	(413)
Construction	(729)	(856)	(1,192)	(2,982)
Consumer	(265)	(6)	(320)	(33)
Home equity lines of credit	(74)	(576)	(771)	(989)
Total loans charged-off	(1,982)	(2,160)	(5,518)	(5,482)
Recoveries of loans previously charged-off:
Residential real estate one-to-four family	3	20	20	30
Residential real estate multi-family	—	—	1	—
Commercial, industrial and agricultural	8	2	35	21
Commercial real estate	8	5	30	6
Construction	2	—	4	42
Consumer	1	1	2	15
Home equity lines of credit	2	175	27	177
Total recoveries	24	203	119	291
Net loan charge-offs	(1,958)	(1,957)	(5,399)	(5,191)
Provision for loan losses	1,977	3,550	6,067	8,160
Balance of allowance for loan losses, end of period	$15,458	$14,418	$15,458	$14,418

Net charge-offs to average loans (annualized)	0.84%	0.88%	0.77%	0.77%
Allowance for loan losses to loans outstanding	1.67%	1.55%	1.67%	1.55%
Loans outstanding at end of period (net of unearned income) (1)	$927,850	$927,579	$927,850	$927,579
Average balance of loans outstanding during the period (1)	$927,206	$907,407	$932,942	$903,545

(1) Excludes loans held for sale and covered loans

Impaired Loans. The Company generally values impaired loans that are accounted for under FASB ASC 310, Accounting by Creditors for Impairment of a Loan (“FASB ASC 310”), based on the fair value of a loan’s collateral.  Loans are determined to be impaired when management has utilized current information and economic events and judged that it is probable that not all of the principal and interest due under the contractual terms of the loan agreement will be collected. Other than as described herein, management does not believe there are any significant trends, events or uncertainties that are reasonably expected to have a material impact on the loan portfolio to affect future results of operations, liquidity or capital resources. However, based on known information, management believes that the effects of current and past economic conditions and other unfavorable business conditions may impact certain borrowers’ abilities to comply with their repayment terms and therefore may have an adverse effect on future results of operations, liquidity, or capital resources. Management closely monitors economic and business conditions and their impact on borrowers’ financial strength.  At September 30, 2011, the recorded investment in loans that were considered to be impaired under U.S. GAAP totaled $54.1 million, compared to $49.1 million at December 31, 2010. Management continues to diligently monitor and evaluate the existing portfolio, and identify credit concerns and risks, including those resulting from the current economy.

For the three and nine months ended September 30, 2011, the average recorded investment in impaired loans was $56.7 million and $54.6 million and interest income recognized on impaired loans was $360,000 and $1.6 million for the three and nine months ended September 30,  2011.

Impaired Loans With a Related Allowance. At September 30, 2011, the Company had a recorded investment of $45.0 million in impaired loans with a related allowance, as compared to $40.7 million at December 31, 2010. This group of impaired loans and leases has a related allowance due to the probability that the borrower is not able to continue to make principal and interest payments due under the contractual terms of the loan or lease. Additionally, these loans appear to have insufficient collateral and the Company’s principal may be at risk; as a result, a related allowance is established to estimate future potential principal losses.

Impaired Loans Without a Related Allowance. At September 30, 2011, the Company had a recorded investment of $9.1 million in impaired loans without a related allowance, as compared to $8.4 million at December 31, 2010. This group of impaired loans is considered impaired due to the likelihood of the borrower not being able to continue to make principal and interest payments due under the contractual terms of the loan. However, these loans appear to have sufficient collateral and the Company’s principal does not appear to be at risk of probable principal losses; as a result, management believes a related allowance is not necessary.

Non-Performing Assets. Nonperforming assets consist of nonperforming loans and other real estate owned (“OREO”). Nonperforming loans consist of loans where the accrual of interest has been discontinued (i.e. non-accrual loans), and those loans that are 90 days or more past due and still accruing interest. Nonaccruing loans are no longer accruing interest income because of apparent financial difficulties of the borrower. Interest received on nonaccruing loans is recorded as income only after the past due principal is brought current and deemed collectible in full. Non-accrual loans that maintained a current payment status for six consecutive months are placed back on accrual status under the Bank’s loan policy. Loans on which the accrual of interest has been discontinued amounted to $31.9 million and $26.5 million at September 30, 2011 and December 31, 2010, respectively. A total of $13.9 million (represented by 62 loans) was added to non-accrual during the first nine months of 2011, and a total of $7.1 million (represented by 53 loans) was removed from non-accrual.  Of the $13.9 million increase in non-accruals during the first nine months of 2011, $7.6 million or 55% of the increase was related to four commercial loans.

OREO includes assets acquired through foreclosure, deed in-lieu of foreclosure, and loans identified as in-substance foreclosures. A loan is classified as an in-substance foreclosure when effective control of the collateral has been taken prior to completion of formal foreclosure proceedings. OREO is held for sale and is recorded at fair value less estimated costs to sell. Costs to maintain OREO and subsequent gains and losses attributable to OREO liquidation are included in the Consolidated Statements of Operations in other income and other expense as realized. No depreciation or amortization expense is recognized. OREO was $2.8 million and $5.3 million at September 30, 2011 and December 31, 2010, respectively.  The decrease in OREO during the first nine months of 2011 was mostly attributable to the sale of one commercial property. The Company decided to sell this property and incur a significant loss because management did not anticipate market conditions for the property to improve significantly over the next 18 to 24 months. Management estimated that selling the property at a significant loss would be preferable to incurring the significant expenses to maintain the property during the time it would likely take to sell. At September 30, 2011, four OREO properties amounted to $1.6 million or 57% of the Company’s total OREO.  At September 30, 2011, the Company had fifteen OREO properties, as compared to twenty-three at December 31, 2010.

The table below presents the various components of the Company’s non-performing assets at September 30, 2011 as compared to December 31, 2010:

	September 30, 2011	December 31, 2010
	(Dollar amounts in thousands)
Non-accrual loans:
Residential real estate one to four family	$4,749	$5,595
Residential real estate multi-family	4,651	1,950
Commercial, industrial and agricultural	2,734	2,016
Commercial real estate	6,806	5,477
Construction	12,035	10,393
Consumer	22	15
Home equity lines of credit	922	1,067
Total	31,919	26,513

Loans past due 90 days or more and still accruing:
Residential real estate one to four family	—	249
Residential real estate multi-family	—	—
Commercial, industrial and agricultural	—	—
Commercial real estate	306	—
Construction	—	245
Consumer	—	—
Home equity lines of credit	—	100
Total	306	594

Total non-performing loans	32,225	27,107
Other real estate owned	2,849	5,303
Total non-performing assets	$35,074	$32,410

Non-performing loans to loans outstanding at end of period	3.47%	2.84%
Non-performing assets to loans outstanding plus OREO at end of period	3.77%	3.38%

Troubled Debt Restructurings (“TDRs”) - As a result of adopting the amendments in ASU No. 2011-02 in the third quarter of 2011, the Company reassessed all restructurings that occurred on or after January 1, 2011, for which the borrower was determined to be troubled, for identification as TDRs. Upon identifying those receivables as TDRs, the Company identified them as impaired under the guidance in Section 310-10-35 of the Accounting Standards Codification. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in Section 450-20 for those receivables newly identified as impaired.

TDRs may be modified by means of extended maturity at below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and other concessions. However, the Company generally only restructures loans by modifying the payment structure to interest only or by reducing the actual interest rate. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, reclassified to loans held for sale, or foreclosed and sold.

The recorded investment in TDRs was $7.4 million and $10.8 million at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011 and December 31, 2010, the Company had $6.7 million and $9.9 million of accruing TDRs while TDRs on nonaccrual status totaled $672,000 and $849,000 at September 30, 2011 and December 31, 2010, respectively. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any re-defaults will likely be affected by future economic conditions. At September 30, 2011 and December 31, 2010, the allowance for loan and lease losses included specific reserves of $698,000 and $423,000 related to TDRs, respectively.

The following table shows information on the troubled and restructured debt by loan portfolio for the three and nine month periods ended September 30, 2011:

	Three Months Ended September 30, 2011
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial industrial & agricultural	1	$468	$468
Commercial real estate	2	580	580
Total Troubled Debt Restructurings	3	$1,048	$1,048

	Nine Months Ended September 30, 2011
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial industrial & agricultural	1	$468	$468
Commercial real estate	2	580	580
Home equity lines of credit	1	210	210
Total Troubled Debt Restructurings	4	$1,258	$1,258

For the three months ended September 30, 2011, the Company added an additional $1.0 million in TDRs respectively. For the nine months ended September 30, 2011, the Company added an additional $1.3 million in TDRS respectively. The Company had reserves allocated for loan loss of $234,000 and $266,000 for the additions in troubled debt restructurings made during the three and nine months ending September 30, 2011. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. No defaults on troubled debt restructured loans occurred during the three and nine month periods ending September 30, 2011 on loans modified as a TDR within the previous 12 months.

Covered Loans

At September 30, 2011, the Company had $57.0 million (net of fair value adjustments) of covered loans (covered under loss share agreements with the FDIC) as compared to $66.8 million at December 31, 2010.  Covered loans were recorded at fair value on November 19, 2010 pursuant to the purchase accounting guidelines in FASB ASC 805 — “Business Combinations”.  Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, “Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

The carrying value of covered loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $29.9 million at September 30, 2011, as compared to $37.8 million at December 31, 2010.  The fair value of the acquired loans not exhibiting evidence of credit impairment was determined by projecting contractual cash flows discounted at risk-adjusted interest rates.

The carrying value of covered loans acquired and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $27.1 million at September 30, 2011, as compared to $29.0 million at December 31, 2010.  Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. Of the loans acquired with evidence of credit deterioration, some of the loans were aggregated into ten pools of loans based on common risk characteristics such as credit risk and loan type.  Other loans acquired in the acquisition evidencing credit deterioration are recorded initially at the amount paid.  For pools or loans or individual loans evidencing credit deterioration, the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the pool or loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).  There were no material increases or decreases in the expected cash flows of covered loans in each of the pools between November 19, 2010 (the “acquisition date”) and September 30, 2011.  For the three and nine months ended September 30, 2011, the Company recognized $264,000 and $543,000 of income on the loans acquired with evidence of credit deterioration, respectively.

Deposits

The components of the Company’s deposits at September 30, 2011 as compared to December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
	(in thousands)

Demand, non-interest bearing	$116,543	$122,450
Demand, interest bearing	463,900	399,286
Savings	183,315	129,728
Time, $100,000 and over	264,375	293,703
Time, other	187,371	204,113
Total deposits	$1,215,504	$1,149,280

Non-interest bearing deposits decreased to $116.5 million at September 30, 2011, from $122.5 million at December 31, 2010, a decrease of $5.9 million or 6.4%.  Despite the decrease in non-interest bearing demand accounts, management continues its efforts to promote growth in these types of deposits, such as offering a free checking product, as a strategy to help reduce the Company’s overall cost of funds.  Interest bearing deposits increased $72.1 million, or 7.0% during the first nine months of 2011.  Management continues to promote these types of deposits through a disciplined pricing strategy as a means of managing the Company’s overall cost of funds, as well as management’s continuing emphasis on increasing market share through commercial and retail marketing programs and customer service.

Borrowings

At September 30, 2011, the Company did not have any borrowings (advances from the FHLB), as compared to $10.0 million at December 31, 2010.  The reduction in borrowings was the result of a $10.0 FHLB advance that matured during the first quarter of 2011.

Shareholders’ Equity

Shareholders’ equity increased by $8.6 million to $141.0 million at September 30, 2011, as compared to $132.4 million at December 31, 2010.  The increase in stockholders’ equity was largely attributable to unrealized gains on available-for-sale securities and an increase related to year-to-date earnings offset by dividends paid on common and preferred stock (for additional information related to the changes in shareholder’s equity, refer to the Consolidated Statement of Changes in Shareholder’s Equity in the Company’s Consolidated Financial Statements).

In July 2011, VIST Financial filed an S-1 Registration statement with the SEC. The Company’s existing capital ratios continue to exceed all regulatory guidelines for a well-capitalized institution; and given the present volatility and uncertainty of the equity markets, the Company is evaluating capital alternatives both in terms of timing and the amount of capital to be raised.

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

An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders’ equity less intangible assets, to average quarterly assets less intangible assets.  The leverage ratio was 7.83% and 8.01% at September 30, 2011 and December 31, 2010, respectively.

As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy.  Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments.  For the Company, Tier 1 risk-based capital generally consists of common shareholders’ equity less intangible assets plus the junior subordinated debt, and Tier 2 risk-based capital includes the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets.  Any portion of the allowance for loan losses that exceeds the 1.25% limit of risk-weighted assets is disallowed for Tier 2 risk-based capital but is used to adjust the overall risk weighted asset calculation.  At September 30, 2011, $3.0 million of the allowance for loan losses was disallowed for Tier 2 risk-based capital, but was used to adjust the overall risk weighted assets used in the regulatory ratio calculations. At December 31, 2010, $2.2 million of the allowance for loan losses was disallowed for Tier 2 risk-based capital, but was used to adjust the overall risk weighted assets used in the regulatory ratio calculations. Under Tier 1 risk-based capital guidelines, any amount of net deferred tax assets that exceeds either forecasted net income for the period or 10% of Tier 1 risk-based capital is disallowed. At September 30, 2011, the Company had no net deferred tax assets disallowed in the Tier 1 risk-based capital calculation. At December 31, 2010, $198,000 of net deferred tax assets was disallowed in the Tier 1 risk-based capital calculation. By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier 1 risk-based capital.  In addition, federal banking regulatory authorities have issued a final rule restricting the Company’s junior subordinated debt to 25% of Tier 1 risk-based capital.  Amounts of junior subordinated debt in excess of the 25% limit generally may be included in Tier 2 risk-based capital.  The final rule provided a five-year transition period, ending March 31, 2009.  In 2009, the Federal Reserve extended this transition period to March 31, 2011.  This will allow bank holding companies more flexibility in managing their compliance with these new limits in light of the current conditions of the capital markets.  At September 30, 2011, the entire amount of these securities was allowable to be included as Tier 1 risk-based capital for the Company.  At September 30, 2011 and December 31, 2010, the Company’s regulatory capital ratios were above minimum regulatory guidelines.

On December 19, 2008, the Company issued to the United States Department of the Treasury (“Treasury”) 25,000 shares of Series A, Fixed Rate, Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $1,000 per share, and a warrant (“Warrant”) to purchase 367,984 shares of the Company’s common stock, par value $5.00 per share, for an aggregate purchase price of $25.0 million in cash.

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

The following table sets forth the Company’s capital ratios at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(Dollar amounts in thousands)
Tier 1 Capital
Common shareholders’ equity excluding unrealized gains (losses) on securities	$141,014	$132,447
Disallowed goodwill, intangible assets and deferred tax assets	(45,471)	(45,787)
Junior subordinated debt	18,441	18,287
Unrealized losses on available for sale debt securities	(2,954)	3,925
Total Tier 1 Capital	111,030	108,872

Tier 2 Capital
Allowable portion of allowance for loan losses	12,420	12,544
Total Tier 2 Capital	12,420	12,544
Total risk-based capital	$123,450	$121,416
Risk adjusted assets (including off-balance sheet exposures)	$990,585	$1,001,299

Leverage ratio	7.83%	8.01%
Tier I risk-based capital ratio	11.21%	10.87%
Total risk-based capital ratio	12.46%	12.13%

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Overview.  Net income for the third quarter of 2011 was $1.4 million, as compared to a net loss of $602,000 for the same period in 2010.  Basic and diluted earnings per common share were $0.15 for the third quarter of 2011, as compared to basic and diluted loss per common share of $0.16 for the same period in 2010.

The following table presents some of the Company’s key ratios for three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010

Return on average assets (annualized)	0.39%	-0.18%
Return on average shareholders’ equity (annualized)	4.07%	-1.76%
Common dividend payout ratio	33.17%	-31.86%
Average shareholders’ equity to average assets	9.47%	10.24%

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

Net interest income as adjusted for tax-exempt financial instruments was $11.9 million for the three months ended September 30, 2011, as compared to $10.7 million for the same period in 2010.  The combination of a benefit of a lower cost of funds resulted in less interest paid on average interest-bearing liabilities, and a slight decrease in the yield on interest-earning assets resulted in a higher net interest margin for the three months ended September 30, 2011, as compared to the same period in 2010.  The taxable-equivalent net interest margin percentage for the third quarter of 2011 was 3.50%, as compared to 3.48% for the same period in 2010.  The interest rate paid on average interest-bearing liabilities decreased by 29 basis points to 1.79% for the third quarter of 2011, as compared to 2.08% for the same period in 2010.  The yield on interest-earning assets decreased by 19 basis points to 5.04% for the third quarter of 2011, as compared to 5.23% for the same period in 2010.

The tables below provide average asset and liability balances and the corresponding interest income and expense along with the average interest yields (assets) and interest rates (liabilities) for the three months ended September 30, 2011 and 2010:

	Three months ended September 30,
	2011			2010
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands)
Interest-Earning Assets:
Loans: (1) (2) (3)
Commercial	$815,668	$11,509	5.52	$732,027	$10,641	5.69
Mortgage	56,149	706	5.03	55,765	661	4.74
Consumer	115,210	1,452	5.00	122,260	1,598	5.18
Total loans	987,027	13,667	5.43	910,052	12,900	5.56
Investment securities (2)	345,700	3,626	4.17	263,656	3,362	5.10
Federal funds sold	—	—	0.00	43,386	15	0.13
Interest-earning deposits in banks	18,722	21	0.45	114	—	0.01
Total interest-earning assets	$1,351,449	$17,314	5.04	$1,217,208	$16,277	5.23

Interest-Bearing Liabilities:
Deposits:
Transaction accounts	$608,012	$1,346	0.88	$475,332	$1,284	1.07
Time deposit	465,592	2,447	2.08	453,309	2,670	2.33
Total deposits	1,073,604	3,793	1.40	928,641	3,954	1.69
Repurchase agreements	104,606	1,201	4.56	110,499	1,205	4.27
Short-term borrowings	178	1	2.23	20	—	0.44
Borrowings	—	—	0.00	10,000	90	3.53
Junior subordinated debt	18,472	410	8.81	19,294	363	7.46
Total interest-bearing liabilities	1,196,860	5,405	1.79	1,068,454	5,612	2.08
Noninterest-bearing deposits	118,465	—		114,340	—
Total cost of funds	$1,315,325	5,405	1.63	$1,182,794	5,612	1.88
Net interest income (fully taxable equivalent)		$11,909			$10,665
Net interest margin (fully taxable equivalent)			3.50			3.48

(1)                                  Loan fees have been included in the interest income totals presented.  Nonaccrual loans have been included in average loan balances.

(2)           Interest income on loans and investments is presented on a taxable equivalent basis using a statutory tax rate of 34%.

(3)                                  For the third quarter of 2011, covered loans acquired in the Allegiance acquisition on November 19, 2010 are included in loans.

Interest and fees on loans on a taxable equivalent basis increased by $0.8 million, or 5.9% to $13.7 million for the three months ended September 30, 2011, as compared to $12.9 million for the same period in 2010.  The increase in interest and fees on loans was primarily the result of a higher level of loans, which was attributable to the covered loans acquired in the Allegiance acquisition and strong commercial loan growth during the fourth quarter of 2010. The average balance of loans (including covered loans) for the first nine months of 2011 increased by $88.2 million or 10%, to $993.7 million, as compared to $905.4 million for the same period in 2010.  Management attributes the strong commercial loan growth to a well established market in the Reading, Pennsylvania area as well as continued penetration into the Philadelphia, Pennsylvania market through successful marketing initiatives.

Interest on securities on a taxable-equivalent basis was $3.6 million for the three months ended September 30, 2011 as compared to $3.4 million for the same period in 2010.  The average balance of securities increased $82.0 million to $345.7 million for the third quarter of 2011, as compared to $263.7 million for the same period in 2010.  The taxable-equivalent yield decreased by 93 basis points to 4.17% for the third quarter of 2011, as compared 5.10% for the same period in 2010.  The benefit of additional interest income generated from an increase in investment portfolio volume was offset by less interest income that resulted from the decrease in the taxable-equivalent yield for the third quarter of 2011.

Interest expense on deposits decreased by $161,000, or 4.1%, to $3.8 million for the third quarter of 2011, as compared to $4.0 million for the same period in 2010.  A benefit of a lower cost of deposits resulted in less interest paid on deposits, which more than offset the increase in the average balance of deposits.  The average rate paid on deposits decreased by 29 basis points to 1.40% for the third quarter of 2011, as compared to 1.69% for the same period in 2010.  For the third quarter of 2011, the average balance of interest-bearing deposits increased by $145.0 million to $1.07 billion, as compared to $928.6 million for the same period in 2010. The increase in interest bearing deposits for the three months ended September 30, 2011, was primarily due to an increase in interest bearing core deposits including time deposits maturing in one year or less, as well as the deposits that were assumed as part of the Allegiance acquisition during the fourth quarter of 2010.

The Company incurred minimal interest expense on borrowings for the third quarter of 2011, as compared to $90,000 for the same period in 2010.  The Company reduced borrowings by $10.0 million during 2010 and another $10.0 million during the first quarter of 2011, which contributed to a $10.0 million decrease in the average balance of borrowings for the third quarter of 2011, as compared to the third quarter of 2010.  The reductions in borrowings were the result of scheduled maturities.

The average interest rate paid on repurchase agreements increased to 4.56% for the three months ended September 30, 2011 as compared to 4.27% for the same period in 2010.  The increase in the average interest rate paid on repurchase agreements was the result of increases in average interest rates paid on longer-term, wholesale repurchase agreements.  Average repurchase agreement balances decreased $5.9 million or 5.3% for the third quarter of 2011 as compared to the same period in 2010.  The increase in the average rate paid on repurchase agreements for the third quarter of 2011, was offset by the benefit received from the reduction in average balance for the third quarter of 2011, as compared to the same period in 2010.

Provision for Loan Losses

Management closely monitors the loan portfolio and the adequacy of the allowance for loan losses considering underlying borrower financial performance and collateral values, and increasing credit risks.  Future material adjustments may be necessary to the provision for loan losses, and consequently the allowance for loan losses, if economic conditions or loan credit quality differ substantially from the assumptions management used in making our evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans. The provision for loan losses is an expense charged against net interest income to provide for estimated losses attributable to uncollectible loans.  The provision is based on management’s analysis of the adequacy of the allowance for loan losses.  The provision for loan losses was $2.0 million for the third quarter of 2011, as compared to $3.6 million for the same period in 2010.  The decrease in provision for loan losses for the three months ended September 30, 2011 as compared to the same period in 2010, was reflective of higher charge-offs in 2010 and an increase in the specific allowance required on impaired loans due to underlying collateral values being more depressed in 2010. (for additional information refer to the related discussions on the “Allowance for Loan Losses” on page 57).

Non-Interest Income

Non-interest income increased by $0.6 million, or 17.6%, to $4.1 million for the third quarter of 2011, as compared to $3.5 million for the same period in 2010.

Increases (decreases) in the components of non-interest income when comparing the three months ended September 30, 2011 to the same period in 2010 are as follows:

	Three Months Ended September 30,
	2011	2010	Increase / (Decrease)%
	(Dollars in thousands)

Commissions and fees from insurance sales	$3,139	$3,024	$115	3.8
Customer service fees	427	478	(51)	(10.7)
Mortgage banking activities	209	266	(57)	(21.4)
Brokerage and investment advisory commissions and fees	152	279	(127)	(45.5)
Earnings on bank owned life insurance	119	111	8	7.2
Other commissions and fees	448	402	46	11.4
Gain on sale of equity interest	—	—	—	—
Loss on sale of other real estate owned	(168)	(838)	670	(80.0)
Other (loss) income	(91)	223	(314)	(140.8)
Net realized gains on sales of securities	490	179	311	173.7
Net credit impairment loss recognized in earnings	(606)	(622)	16	(2.6)
Total non-interest income	$4,119	$3,502	$617	17.6

Revenue from commissions and fees from insurance sales increased by $115,000 to $3.1 million for the third quarter of 2011 as compared to $3.0 million for the same period in 2010. The increase for the comparative three month period is mainly attributed to an increase in income on commercial group insurance products offered through VIST Insurance, LLC, a wholly owned subsidiary of the Company.

Revenues from broker and investment advisory commissions and fees decreased by $127,000 to $152,000 for the three months ended September 30, 2011 as compared to $279,000 for the same period in 2010. The decrease in revenue was due primarily to overall decreases in investment advisory activities offered through VIST Capital Management, LLC, a wholly owned subsidiary of the Company.

Net realized losses on the sale of other real estate owned were $168,000 for the three months ended September 30, 2011 as compared to $838,000 for the same period in 2010. For the three months ended September 30, 2011 and 2010, the losses incurred were attributable to six and nine properties, respectively.  For the three months ended September 30, 2010, losses related to one property accounted for 84% of the loss.

Other (loss) income decreased $314,000 to a loss of $91,000 for the three months ended September 30, 2011 as compared to income of $223,000 for the same period in 2010. Changes in other (loss) income were primarily due to fair market value adjustments on junior subordinated debt, interest rate caps, swaps and the cash surrender value on a deferred benefit plan.

Net realized gains on sales of available for sale securities were $490,000 for the three months ended September 30, 2011 as compared to $179,000 for the same period in 2010.  Available for sale securities sold during the three months ended September 30, 2011 and 2010 were the result of liquidity and asset/liability management strategies.

For the three month period ended September 30, 2011, net credit impairment losses recognized in earnings resulting from OTTI losses on investment securities were $606,000, as compared to $622,000 for the same period in 2010. The net credit impairment losses for the comparative three month period relates to available for sale and held to maturity pooled trust preferred securities with continuing collateral defaults and deferrals as a result of stressed economic conditions affecting the financial services industry resulting in changes in the underlying cash flow assumptions used in determining the credit losses.  Management regularly reviews the investment securities portfolio to determine whether to record other-than-temporary impairment.  These impairment losses, which reflected the entire difference between the fair value and amortized cost basis of each individual security (additional information regarding investment securities, related gains and losses and the process of reviewing the portfolio for other-than-temporary impairment, is provided in Note 5 — Securities Available For Sale and Securities Held To Maturity to the consolidated financial statements).

Non-Interest Expense

Non-interest expense was $12.0 million for the three months ended September 30, 2011, as compared to $11.8 million for the same period in 2010.

Increases (decreases) in the components of non-interest expense when comparing the three months ended September 30, 2011, to the same period in 2010, are as follows:

	Three Months Ended September 30,
	2011	2010	Increase / (Decrease)%
	(Dollars in thousands)

Salaries and employee benefits	$6,102	$5,584	$518	9.3
Occupancy expense	1,173	1,057	116	11.0
Furniture and equipment expense	670	655	15	2.3
Outside processing services	926	1,036	(110)	(10.6)
Professional services	863	750	113	15.1
Marketing and advertising expense	339	285	54	18.9
FDIC deposit and other insurance expense	215	612	(397)	(64.9)
Amortization of identifiable intangible assets	135	146	(11)	(7.5)
Other real estate owned expense	589	687	(98)	(14.3)
Other expense	957	967	(10)	(1.0)
Total non-interest expense	$11,969	$11,779	$190	1.6

Salaries and employee benefits, the largest component of non-interest expense, increased $518,000 to $6.1 million, or 9.3% for the three months ended September 30, 2011, as compared to $5.6 million for the same period in 2010.  Most of the increase in salaries and employee benefits for the comparative three month period was related to an increase in the total number of full-time equivalent employees, which totaled 302 at September 30, 2011 as compared to 275 at September 30, 2010.  Included in salaries and employee benefits were stock-based compensation costs of $108,000 for the third quarter of 2011, as compared to $36,000 for the same period in 2010.

Occupancy and furniture and equipment expense increased $131,000 to $1.8 million for the three months ended September 30, 2011 as compared to $1.7 million for the same period in 2010.  The increase in occupancy and furniture and equipment expense for the comparative three month period was primarily due to an increase in building lease expense resulting from the additional retail branch locations from the Allegiance acquisition.

Outside processing expense decreased $110,000 or 10.6% to $926,000 for the third quarter of 2011 as compared to $1.0 million for the same period in 2010. The decrease in outside processing expense for the comparative three month period is due primarily to a decrease in costs incurred for computer services and network fees.

Professional services increased $113,000 or 15.1% to $863,000 for the third quarter of 2011 as compared to $750,000 for the same period in 2010. The increase in professional service expense was due primarily to legal and accounting expenses generated by an increase in accounting related services and consulting fees associated with various corporate projects.

FDIC deposit and other insurance expense decreased $397,000 or 64.9% to $215,000 for the third quarter of 2011 as compared to $612,000 for the same period in 2010. This decrease was due primarily to a reduction in FDIC insurance assessments resulting from a decrease in base assessment rates, as determined by the FDIC, partially offset by an increase in the Company’s overall deposit balances.

Other real estate owned decreased $98,000 or 14.3% to $589,000 for the third quarter of 2011 as compared to $687,000 for the same period in 2010. The decrease in other real estate owned was primarily due to a reduction in expenses for maintaining other real estate owned.

Income Taxes

Generally, the Company’s effective tax rate is below the statutory rate due to tax-exempt earnings on loans, investments, bank-owned life insurance, and the impact of tax credits.  The Company recorded income tax expense of $270,000 for the third quarter of 2011, as compared to an income tax benefit of $1.0 million for the same period in 2010. The income tax benefit for the third quarter of 2010 was primarily the result of a pre-tax net loss.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Overview.  Net income for the nine months ended September 30, 2011 was $3.2 million, as compared to $2.6 million for the same period in 2010.  Basic and diluted earnings per common share were $0.30 for the nine months ended September 30, 2011, as compared to basic and diluted earnings per common share of $0.22 for the same period in 2010.  The improved operating results for the first nine months of 2011, as compared to the same period in 2010, resulted from a significant increase in net interest income, a reduction of loan loss provision and fewer losses on the sale of other real estate owned. The operating results for the first nine months of 2010 reflected a gain of approximately $1.9 million recognized on the sale of a 25% equity interest in First HSA, LLC related to the transfer of approximately $89.0 million of health savings account deposits in the second quarter of 2010.

The following table presents some of the Company’s key ratios for nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010

Return on average assets (annualized)	0.30%	0.26%
Return on average shareholders’ equity (annualized)	3.20%	2.70%
Common dividend payout ratio	50.38%	67.89%
Average shareholders’ equity to average assets	9.40%	9.76%

Net Interest Income

Net interest income as adjusted for tax-exempt financial instruments was $35.8 million for the nine months ended September 30, 2011, as compared to $31.5 million for the same period in 2010.  A benefit of a lower cost of funds resulted in less interest paid on average interest-bearing liabilities. This benefit more than offset by a small decrease in the yield on interest-earning assets, which resulted in a higher net interest margin for the nine months ended September 30, 2011, as compared to the same period in 2010.  The taxable-equivalent net interest margin percentage for the nine months ended September 30, 2011 was 3.63%, as compared to 3.44% for the same period in 2010.  The interest rate paid on average interest-bearing liabilities decreased by 31 basis points to 1.85% for the nine months ended September 30, 2011, as compared to 2.16% for the same period in 2010.  The yield on interest-earning assets decreased by 7 basis points to 5.22% for the nine months ended September 30, 2011, as compared to 5.29% for the same period in 2010.

The tables below provide average asset and liability balances and the corresponding interest income and expense along with the average interest yields (assets) and interest rates (liabilities) for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
	2011			2010
	Average Balance	Interest Income/ Expense	% Rate	Average Balance	Interest Income/ Expense	% Rate
	(Dollar amounts in thousands)
Interest-Earning Assets:
Loans: (1) (2) (3)
Commercial	$816,745	$34,944	5.64	$727,124	$31,399	5.70
Mortgage	57,892	2,121	4.88	51,972	1,985	5.09
Consumer	119,017	4,554	5.11	126,345	4,905	5.19
Total loans	993,654	41,619	5.53	905,441	38,289	5.59
Investment securities (2)	310,405	10,344	4.60	268,585	10,508	5.22
Federal funds sold	7,281	21	0.39	26,439	26	0.13
Interest-earning deposits in banks	8,369	15	0.24	23,650	263	1.49
Total interest-earning assets	$1,319,709	$51,999	5.22	$1,224,115	$49,086	5.29

Interest-Bearing Liabilities:
Deposits:
Transaction accounts	$573,883	$3,979	0.93	$502,361	$4,352	1.16
Time deposit	475,716	7,430	2.09	442,491	8,342	2.52
Total deposits	1,049,599	11,409	1.46	944,852	12,694	1.80
Repurchase agreements	105,502	3,564	4.52	112,135	3,585	4.22
Short-term borrowings	188	1	0.39	4,880	18	0.50
Borrowings	330	7	2.75	10,366	277	3.53
Junior subordinated debt	18,501	1,223	8.84	19,553	1,052	7.19
Total interest-bearing liabilities	1,174,120	16,204	1.85	1,091,786	17,626	2.16
Noninterest-bearing deposits	119,023	—		109,257	—
Total cost of funds	$1,293,143	16,204	1.68	$1,201,043	17,626	1.96
Net interest income (fully taxable equivalent)		$35,795			$31,460
Net interest margin (fully taxable equivalent)			3.63			3.44

(1)	Loan fees have been included in the interest income totals presented. Nonaccrual loans have been included in average loan balances.
(2)	Interest income on loans and investments is presented on a taxable equivalent basis using a statutory tax rate of 34%.
(3)	For the first nine months of 2011, covered loans acquired in the Allegiance acquisition on November 19, 2010 are included in loans.

Interest and fees on loans on a taxable equivalent basis increased by $3.3 million, or 8.7% to $41.6 million for the nine months ended September 30, 2011, as compared to $38.3 million for the same period in 2010. The increase in interest and fees on loans for the nine months was primarily the result of an increase in the average balance of loans resulting from strong commercial loan growth and the additional loans acquired in the Allegiance acquisition, which increased by $88.2 million for the first nine months of 2011, as compared to the same periods in 2010.  Management attributes the strong commercial loan growth to a well established market in the Reading, Pennsylvania area as well as continued penetration into the Philadelphia, Pennsylvania market through successful marketing initiatives.

Interest on securities on a taxable-equivalent basis was $10.3 million for the nine months ended September 30, 2011, as compared to $10.5 million for the same period in 2010.  The average balance of securities increased $41.8 million to $310.4 million for the first nine months of 2011, as compared to $268.6 million for the same period in 2010.  The taxable-equivalent yield decreased by 62 basis points to 4.60% for the first nine months of 2011, as compared 5.22% for the same period in 2010.  The decrease in interest income for the first nine months of 2011 as compared to the same period in 2010, primarily resulted from the decrease in yield, which more than offset the additional income generated from a higher average balance of securities for the first nine months of 2011.

Interest expense on deposits decreased by $1.3 million or 10.1%, to $11.4 million for the first nine months of 2011, as compared to $12.7 million for the same period in 2010.  A benefit of a lower cost of deposits resulted in less interest paid on deposits, which more than offset the increase in the average balance of deposits.  The average rate paid on deposits decreased by 34 basis points to 1.46% for the first nine months of 2011, as compared to 1.80% for the same period in 2010.  For the first nine months of 2011, the average balance of interest-bearing deposits increased by $104.7 million to $1.05 billion, as compared to $944.9 million for the same period in 2010. The overall increase in interest bearing deposits for the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to an increase in interest bearing core deposits including time deposits maturing in one year or less, as well as the deposits that were assumed as part of the Allegiance acquisition.

Interest expense on borrowings decreased by $287,000 to $8,000 for the first nine months of 2011 compared to $295,000 for the first nine months of 2010.  The Company reduced long term borrowings by $10.0 million during 2010 and another $10.0 million during the first quarter of 2011, which contributed to the $14.7 million decrease in the average balance of borrowings for the first nine months of 2011, as compared to the first nine months of 2010.  The reductions in borrowings were the result of scheduled maturities.

Provision for Loan Losses

The provision for loan losses was $6.1 million for the first nine months of 2011, as compared to $8.2 million for the same period in 2010.  The decrease in provision for loan losses for the first nine months of 2011 as compared to the same period in 2010, was reflective of higher charge-offs in 2010 and an increase in the specific allowance required on impaired loans due to underlying collateral values being more depressed in 2010 (for additional information refer to the related discussions on the “Allowance for Loan Losses” on page 57).

Non-Interest Income

Non-interest income decreased by $2.6 million, or 17.8%, to $11.8 million for the first nine months of 2011, as compared to $14.4 million for the same period in 2010.

Increases (decreases) in the components of non-interest income when comparing the nine months ended September 30, 2011 to the same period in 2010 are as follows:

	Nine Months Ended September 30,
	2011	2010	Increase / (Decrease)%
	(Dollars in thousands)

Commissions and fees from insurance sales	$9,152	$9,192	$(40)	(0.4)
Customer service fees	1,277	1,610	(333)	(20.7)
Mortgage banking activities	527	631	(104)	(16.5)
Brokerage and investment advisory commissions and fees	489	565	(76)	(13.5)
Earnings on bank owned life insurance	337	302	35	11.6
Other commissions and fees	1,364	1,464	(100)	(6.8)
Gain on sale of equity interest	—	1,875	(1,875)	(100.0)
Loss on sale of other real estate owned	(1,180)	(1,432)	252	(17.6)
Other (loss) income	(114)	464	(578)	(124.6)
Net realized gains on sales of securities	872	465	407	87.5
Net credit impairment loss recognized in earnings	(912)	(771)	(141)	18.3
Total non-interest income	$11,812	$14,365	$(2,553)	(17.8)

The overall decrease in non-interest income for the first nine months of 2011 as compared to the same period in 2010, was largely attributable to a gain of approximately $1.9 million recognized on the sale of a 25% equity interest in First HSA, LLC related to the transfer of approximately $89.0 million of health savings account deposits in the second quarter of 2010.

Customer service fees decreased 20.7% to $1.3 million for the nine months ended September 30, 2011 as compared to $1.6 million for the same period in 2010. The decrease in customer service fees for the comparative nine month period was primarily due to new regulations which took effect during the third quarter of 2010, which require the Company to receive the customer’s permission before covering overdrafts for debit card transactions made with ATM or debit cards.  The implementation of this legislation significantly reduced income related to service charges on deposit accounts.

Revenue from mortgage banking activities decreased by 16.5% to $527,000 for the nine months ended September 30, 2011 as compared to $631,000 for the same period in 2010. The decrease in mortgage banking activities for the comparative nine month period was primarily due to a decrease in the volume of loans sold into the secondary mortgage market.  The Company operates its mortgage banking activities through VIST Mortgage, a division of the Bank.

Other commissions and fees decreased by 6.8% to $1.4 million for the first nine months of 2011 as compared to $1.5 million for the same period in 2010.  The decrease in the comparative nine month period was primarily due to decreases in customer debit card activity through the debit card network interchange.

Net realized losses on the sale of other real estate owned were $1.2 million for the nine months ended September 30, 2011 compared to $1.4 million for the same period in 2010.  One property accounted for 57% of the losses incurred during the first nine months of 2011. Four properties accounted for 79% of the losses incurred during the first nine months of 2010. The Company decided to sell these properties and incur the loss because management did not anticipate market conditions for the properties to improve significantly over the next 18 to 24 months. Management estimated that selling these properties at a loss would be preferable to incurring the significant expenses to maintain the properties during a longer selling process.

Other (loss) income decreased $578,000 or 124.6% to a loss of $114,000 for the nine months ended September 30, 2011 compared to income of $464,000 for the same period in 2010. Changes in other (loss) income were primarily due to fair market value adjustments on junior subordinated debt, interest rate caps, swaps and the cash surrender value of a deferred benefit.

Net realized gains on sales of available for sale securities were $872,000 for the nine months ended September 30, 2011 as compared to $465,000 for the same period in 2010.  Sales of available for sale securities during 2011 and 2010 were the result of liquidity and asset/liability management strategies.

For the nine month period ended September 30, 2011, net credit impairment losses recognized in earnings resulting from OTTI losses on investment securities were $912,000, as compared to $771,000 for the same period in 2010. The net credit impairment losses for the comparative nine month period relates to OTTI charges for estimated credit losses on available for sale and held to maturity pooled trust preferred securities resulted primarily from continuing collateral defaults and deferrals as a result of stressed economic conditions affecting the financial services industry resulting in changes in the underlying cash flow assumptions used in determining the credit losses.  Management regularly reviews the investment securities portfolio to determine whether to record other-than-temporary impairment.  These impairment losses, which reflected the entire difference between the fair value and amortized cost basis of each individual security (additional information regarding investment securities, related gains and losses and the process of reviewing the portfolio for other-than-temporary impairment, is provided in Note 5 — Securities Available For Sale and Securities Held To Maturity to the consolidated financial statements).

Non-Interest Expense

Non-interest expense was $36.5 million for the nine months ended September 30, 2011, as compared to $34.1 million for the same period in 2010.

Increases (decreases) in the components of non-interest expense when comparing the nine months ended September 30, 2011, to the same period in 2010, are as follows:

	Nine Months Ended September 30,
	2011	2010	Increase / (Decrease)%
	(Dollars in thousands)

Salaries and employee benefits	$18,002	$16,422	$1,580	9.6
Occupancy expense	3,666	3,274	392	12.0
Furniture and equipment expense	2,064	1,941	123	6.3
Outside processing services	2,923	2,921	2	0.1
Professional services	2,666	2,104	562	26.7
Marketing and advertising expense	1,224	792	432	54.5
FDIC deposit and other insurance expense	1,440	1,668	(228)	(13.7)
Amortization of identifiable intangible assets	410	417	(7)	(1.7)
Other real estate owned expense	1,413	1,785	(372)	(20.8)
Other expense	2,680	2,816	(136)	(4.8)
Total non-interest expense	$36,488	$34,140	$2,348	6.9

Salaries and employee benefits, the largest component of non-interest expense, increased by 9.6% to $18.0 million for the nine months ended September 30, 2011, as compared to $16.4 million for the same period in 2010.  Most of the increase in salaries and employee benefits for the comparative nine month period was related to an increase in the total number of full-time equivalent employees, which totaled 302 at September 30, 2011 compared to 275 at September 30, 2010.  Included in salaries and employee benefits were stock-based compensation costs of $310,000 for the first nine months of 2011, as compared to $112,000 for the same period in 2010.

Occupancy and furniture and equipment expense increased to $5.7 million for the first nine months of 2011 as compared to $5.2 million for the same period in 2010.  The increase in occupancy and furniture and equipment expense for the comparative nine month period was primarily due to an increase in building lease expense resulting from the additional retail branch locations from the Allegiance acquisition.

Professional services expense increased by 26.7% to $2.7 million for the first nine months of 2011 as compared to $2.1 million for the same period in 2010. The increase for the comparative nine month period was primarily due to integration expenses associated with the Allegiance acquisition.

Marketing and advertising expense increased $432,000 to $1.2 million for the first nine months of 2011 as compared to $792,000 for the same period in 2010.  The increase for the comparative nine month period was primarily due to increased media space expense in the Philadelphia market area promoting the Allegiance branches.

FDIC deposit and other insurance expense decreased 13.7% to $1.4 million for the nine months ended September 30, 2011 as compared to $1.7 million for the same period in 2010. The decrease in expense for the comparative nine month periods is related to a decrease in FDIC insurance assessments resulting from a decrease in base assessment rates, as determined by the FDIC, partially offset by an increase in the Company’s overall deposit balances.

Other real estate owned expense decreased 20.8% to $1.4 million for the nine months ended September 30, 2011 as compared to $1.8 million for the same period in 2010. Part of the decrease in expense for the comparative nine month period was primarily due to a decrease in general expenses on the maintenance of other real estate owned; however, the expenses for the first nine months of 2010 also included $246,000 of past due real estate taxes related to two commercial properties.

Income Taxes

Generally, the Company’s effective tax rate is below the statutory rate due to tax-exempt earnings on loans, investments, and bank-owned life insurance, and the impact of tax credits.  The Company recorded income tax expense of $616,000 for the nine months ended September 30, 2011, as compared to an income tax benefit of $573,000 for the same period in 2010.  Included in the income tax expense for the comparative nine month period ended September 30, 2011 and 2010, was a federal tax benefit of approximately $146,000 and $371,000, respectively, from a $5.0 million investment in an affordable housing, corporate tax credit limited partnership.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)
Commitments to extend credit:
Unfunded loan origination commitments	$52,484	$41,803
Unused home equity lines of credit	48,452	38,089
Unused business lines of credit	116,180	132,486
Total commitments to extend credit	$217,116	$212,378
Standby letters of credit	$9,479	$9,235

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Bank evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment. At September 30, 2011 the amount of commitments to extend credit was $217.1 million as compared to $212.4 million at December 31, 2010.

Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The majority of these standby letters of credit expire within the next twenty-four months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2011 for guarantees under standby letters of credit issued was $9.5 million, as compared to $9.2 million at December 31, 2010.

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

At September 30, 2011, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $351.5 million.  In the event that additional short-term liquidity is needed, the Bank has established relationships with several correspondent banks to provide short-term borrowings in the form of federal funds purchased.

The Bank is required to pledge residential and commercial real estate secured loans to collateralize its potential borrowing capacity with the FHLB. As of September 30, 2011, the Bank has pledged approximately $657.4 million in loans to the FHLB to secure its maximum borrowing capacity of $351.5 million.

Interest Rate Sensitivity

The banking industry has been required to adapt to an environment in which interest rates may be volatile and in which deposit deregulation has provided customers with the opportunity to invest in liquid, interest rate-sensitive deposits.  The banking industry has adapted to this environment by using a process known as asset/liability (“ALM”) management.

The Company remains slightly asset sensitive and will continue its strategy to originate fixed rate and adjustable rate commercial loans and use excess federal funds sold to purchase investment securities to maintain a more neutral gap position.

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

Item 4.        Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2011.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of such date.

There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                     Legal Proceedings — None

Item 1A.            Risk Factors

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

No shares of the Company’s common stock were repurchased by the Company during the three month period ended September 30, 2011.  The maximum number of common shares that may yet be purchased under the Company’s current stock repurchase program is 115,000 shares.

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

10.2	Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996).*

10.3	Deferred Compensation Plan for Directors (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996).*

10.4	VIST Financial Corp. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10-1 to Registrant’s Registration Statement on Form S-8 No. 333-37452).*

10.5	1998 Employee Stock Incentive Plan (incorporated by reference to Exhibit 99-1 to Registrant’s Registration Statement on Form S-8 No. 333-108130).*

10.6	1998 Independent Directors Stock Option Plan (incorporated by reference to Exhibit 99-1 to Registrant’s Registration Statement on Form S-8 No. 333-108129).*

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

Exhibit No.	Description

10.16	2010 Nonemployee Director Compensation Plan (incorporated by reference to Exhibit A to the Registrant’s definitive proxy statement for the Registrant’s 2009 Annual Meeting of Shareholders).

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

VIST FINANCIAL CORP.
(Registrant)

Dated: November 10, 2011	By	/s/ Robert D. Davis

Robert D. Davis
President and Chief Executive Officer

Dated: November 10, 2011	By	/s/ Edward C. Barrett

Edward C. Barrett
Executive Vice President and Chief Financial Officer