Form 10-K
period 2011-12-31
VIST FINANCIAL CORP
filed 2012-03-28
CIK 775662

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2011, the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates computed by reference to the price at which common stock was last sold was approximately $46.1 million.

         Number of Shares of Common Stock Outstanding at March 28, 2012: 6,639,762

DOCUMENTS INCORPORATED BY REFERENCE

         None.

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

Item 1.    Business

        The consolidated financial statements include the accounts of VIST Financial Corp. (the "Company"), a bank holding company, which has elected to be treated as a financial holding company, and its wholly-owned subsidiaries, VIST Bank (the "Bank"), VIST Insurance, LLC ("VIST Insurance") and VIST Capital Management, LLC ("VIST Capital"). As of December 31, 2011, the Bank's wholly-owned subsidiary, VIST Mortgage Holdings, LLC, was inactive. All significant inter-company accounts and transactions have been eliminated.

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

        At December 31, 2011, the Company had total assets of $1.43 billion, total shareholders' equity of $115.7 million, and total deposits of $1.19 billion.

Proposed Merger

        On January 25, 2012, the Company entered into a definitive merger agreement under which Tompkins Financial Corporation will acquire VIST Financial Corp. VIST Bank will operate as a subsidiary of Tompkins Financial with a separate banking charter, local management team, and local Board of Directors. The transaction is expected to close early in the third quarter of 2012, subject to required regulatory approvals and other customary conditions, including required shareholder approval.

Subsidiary Activities

The Bank

        The Company's wholly-owned banking subsidiary, VIST Bank is a Pennsylvania chartered commercial bank. The Bank operates in Berks, Chester, Delaware, Montgomery, Philadelphia and Schuylkill counties in Pennsylvania.

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

        On November 19, 2010, the Company acquired certain assets and assumed certain liabilities of Allegiance Bank of North America ("Allegiance") of Bala Cynwyd, Pennsylvania, through an FDIC-assisted whole bank acquisition. The Allegiance acquisition added five full-service locations in Chester and Philadelphia counties, of which the Company closed one early in 2011 and plans on closing another one in the second quarter of 2012. As part of the Allegiance acquisition, the Company entered into a loss-sharing agreement with the FDIC that covers a portion of losses incurred after the acquisition date on loans and other real estate owned. As of the acquisition date, the Company recorded $7.0 million as an indemnification asset, which represents the present value of the estimated loss share reimbursements expected to be received from the FDIC for future losses on covered assets. As part of the agreement, the FDIC will reimburse the Company for 70% of any losses incurred related to loans and other real estate owned covered under the loss-sharing agreement. Realized losses in excess of the acquisition date estimates will result in the FDIC increasing its reimbursement to the Company to 80%.

        The acquisition has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the November 19, 2010 acquisition date. Prior to purchase accounting adjustments, the Company assumed approximately $93.0 million in deposit liabilities and acquired certain assets of approximately $106.0 million. The application of the acquisition method of accounting resulted in recorded goodwill of $1.0 million. Fair value adjustments include a write-down of $12.0 million related to the covered loan portfolio, and increased liabilities of $534,000 related to time deposits and $553,000 related to long-term debt.

Commercial and Retail Banking

        VIST Bank provides services to its customers through twenty-one full service and two limited service financial centers, which operate under VIST Bank's name in Leesport, Blandon, Bern Township, Wyomissing, Breezy Corner, Hamburg, Birdsboro, Northeast Reading, Exeter Township, and Sinking Spring all of which are in Berks County, Pennsylvania. VIST Bank also operates a financial center in Schuylkill Haven, which is located in Schuylkill County, Pennsylvania. VIST Bank also operates financial centers in Blue Bell, Conshohocken, Oaks, Centre Square, and Worcester all of which are in Montgomery County, Pennsylvania. The Bank also operates financial centers in Fox Chase, Bala Cynwyd and Old City all of which are in Philadelphia County, Pennsylvania. The Bank also operates a financial center in Berwyn, which is in Chester County, Pennsylvania and another financial center in Strafford in Delaware County, Pennsylvania. VIST Bank closed a King of Prussia location in early 2011 and expects to close the Berwyn location in the second quarter of 2012. The Bank also operates limited service facilities in Wernersville and Flying Hills, both in Berks County, Pennsylvania. Most full service financial centers provide automated teller machine services, with the exception of the Bala Cynwyd location. Each financial center that provides an automated teller machine, with the exception of the Wernersville, Exeter, Old City, Worcester, Berwyn and Breezy Corner locations, provides drive-in facilities.

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

        At December 31, 2011, the Company and VIST Bank had the equivalent of 302 and 200 full-time employees, respectively.

Mortgage Banking

        VIST Bank provides mortgage banking services to its customers through VIST Mortgage, a division of the Bank. VIST Mortgage operates offices in Reading, Schuylkill Haven and Blue Bell, which are located in Berks County, Pennsylvania, Schuylkill County, Pennsylvania and Montgomery County, Pennsylvania, respectively. VIST Mortgage had 11 full-time employees at December 31, 2011.

Insurance

        VIST Insurance, a full service insurance agency, offers a full line of personal and commercial property and casualty insurance as well as group insurance for businesses, employee and group benefit plans, and life insurance. VIST Insurance is headquartered in Wyomissing, Pennsylvania with sales offices at 1240 Broadcasting Road, Wyomissing, Pennsylvania, Pennsylvania; 1767 Sentry Parkway West (Suite 210) Blue Bell, Pennsylvania; and 5 South Sunnybrook Road (Suite 100), Pottstown, Pennsylvania. VIST Insurance had 64 full-time employees at December 31, 2011.

Wealth Management

        VIST Capital, a full service investment advisory and brokerage services company, offers a full line of products and services for individual financial planning, retirement and estate planning, investments, corporate and small business pension and retirement planning. VIST Capital is headquartered at 1240 Broadcasting Road, Wyomissing, Pennsylvania and had 6 full-time employees at December 31, 2011.

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

        On September 26, 2002, the Company established Leesport Capital Trust II, a Delaware statutory business trust, in which the Company owns all of the common equity. Leesport Capital Trust II issued $10.0 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45%. These securities must be redeemed in September 2032, but became callable on November 7, 2007. In September 2008, the Company entered into an interest rate swap agreement with a start date of February 2009 and a maturity date of November 2013 that effectively converts the $10.0 million of adjustable-rate capital securities to a fixed interest rate of 7.25%.

        On June 26, 2003, Madison established Madison Statutory Trust I, a Connecticut statutory business trust. Pursuant to the purchase of Madison on October 1, 2004, the Company assumed Madison Statutory Trust I in which the Company owns all of the common equity. Madison Statutory Trust I issued $5.0 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10%. These securities must be redeemed in June 2033, but became callable on June 26, 2008. In September 2008, the Company entered into an interest rate swap agreement with a start date of March 2009 and a maturity date of September 2013 that effectively converts the $5.0 million of adjustable-rate capital securities to a fixed interest rate of 6.90%.

Competition

        The Company faces substantial competition in originating loans, attracting deposits, and generating fee-based income. This competition comes principally from other banks, savings institutions, credit unions, mortgage banking companies and, with respect to deposits, institutions offering investment alternatives, including money market funds. Competition also comes from other insurance agencies and direct writing insurance companies. As a result of consolidation in the banking industry, some of the Company's competitors and their respective affiliates may enjoy advantages such as greater financial resources, a wider geographic presence, a wider array of services, or more favorable pricing alternatives and lower origination and operating costs.

Supervision and Regulation

General

        The Company is registered as a bank holding company, which has elected to be treated as a financial holding company, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended. As a bank holding company, the Company's activities and those of its bank subsidiary are limited to the business of banking and activities closely related or incidental to banking. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board. The Federal Reserve Board has issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board, pursuant to such regulations, may require the Company to stand ready to use its resources to provide adequate capital funds to its bank subsidiary during periods of financial stress or adversity.

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

        As of December 31, 2011 and 2010, The Company and the Bank exceeded the current regulatory requirements to be considered a quantitatively "well capitalized" financial institution, i.e. a leverage ratio exceeding 5%, Tier 1 risk-based capital exceeding 6%, and total risk-based capital exceeding 10%.

Prompt Corrective Action Rules

        Immediately upon becoming undercapitalized, a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (a) restrict payment of capital distributions and management fees; (b) require that the appropriate federal banking agency monitor the condition of the institution on and its efforts to restore its capital; (c) require submission of a capital restoration plan; (d) restrict the growth of the institution's assets; and (e) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: (a) requiring the institution to raise additional capital; (b) restricting transactions with affiliates; (c) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (d) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

Regulatory Restrictions on Dividends

        Dividend payments made by the Bank to the Company are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the FDIC. Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, retained earnings). The Federal Reserve Bank ("FRB") and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends if they are not classified as well capitalized or adequately capitalized. Under these policies and subject to the restrictions applicable to the Bank, the Bank had no funds available for payment of dividends to the Company at December 31, 2011, without requiring prior regulatory approval. The issuance of the Series A Preferred Stock also carries certain restrictions with regards to the Company's declaration and payment of cash dividends on common stock.

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

  •
  The FDIC is required under the Dodd-Frank Act to establish assessment rates that will allow the Deposit Insurance Fund to achieve a reserve ratio of 1.35% of Insurance Fund insured deposits by September 2020. In addition, the FDIC has established a "designated reserve ratio" of 2.0%, a target ratio that, until it is achieved, will not likely result in the FDIC reducing assessment rates. In attempting to achieve the mandated 1.35% ratio, the FDIC is required to implement assessment formulas that charge banks over $10 billion in asset size more than banks under that size. Those new formulas began in the second quarter of 2011 and were beneficial to the Bank by calculating less FDIC insurance expense in the second half of 2011. Under the Dodd-Frank Act, the FDIC is authorized to make reimbursements from the insurance fund to banks if the reserve ratio exceeds 1.50%, but the FDIC has adopted the "designated reserve ratio" of 2.0% and has announced that any reimbursements from the fund are indefinitely suspended.

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

        On November 12, 2009, the FDIC approved a rule to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. An insured institution's risk-based deposit insurance assessments will continue to be calculated on a quarterly basis, but will be paid from the amount the institution prepaid until the later of the date that amount is exhausted or June 30, 2013, at which point any remaining funds would be returned to the insured institution. Consequently, the Company's prepayment of DIF premiums made in December 2009 resulted in a prepaid asset of $5.7 million. As of December 31, 2011, the amount of the prepaid asset was $2.6 million.

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

Federal Home Loan Bank System

        The Bank is a member of the Federal Home Loan Bank of Pittsburgh ("FHLB"), which is one of 12 regional FHLB's. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. At December 31, 2011, the Bank had no FHLB advances outstanding (see Note 11 of the consolidated financial statements).

        As a member, the Bank is required to maintain a minimum stock investment ("FHLB Stock"), both as a condition to becoming and remaining a member and as a condition to obtaining advances and Letters of Credit. The Company is required to purchase and hold FHLB Stock in an amount equal to the sum of: (a) 4.60% of its current total outstanding advances, (b) 1.60% of its current total issued and outstanding letters of credit, and (c) 0.35% of its total membership asset value, calculated annually, and based on financial data for the most recent calendar year-end. On November 19, 2010, the Company acquired $1.7 million in FHLB stock as a result of the FDIC-assisted whole bank acquisition of Allegiance. At December 31, 2011, the Bank had $5.8 million in FHLB stock, which was in compliance with this requirement.

Emergency Economic Stabilization Act of 2008 and Related Programs

        The Emergency Economic Stabilization Act of 2008 ("EESA") was enacted to enable the federal government, under terms and conditions developed primarily by the Secretary of the United States Department of Treasury ("Treasury"), to restore liquidity and stabilize the U.S. economy, including through implementation of the Troubled Asset Relief Program ("TARP"). Under the TARP, Treasury authorized a voluntary Capital Purchase Program ("CPP") to purchase up to $250.0 billion of senior preferred shares of qualifying financial institutions that elected to participate by November 14, 2008. As previously disclosed, on December 19, 2008, the Company issued to Treasury, 25,000 shares of Series A Preferred Stock and a warrant to purchase 367,982 shares of the Company's common stock for an aggregate purchase price of $25.0 million under the TARP CPP (see Note 13 of the consolidated financial statements). Companies participating in the TARP CPP were required to adopt certain standards relating to executive compensation. The terms of the TARP CPP also limit certain uses of capital by the issuer, including with respect to repurchases of securities and increases in dividends.

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

        The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The federal agencies are given significant discretion in drafting such rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act are still not known.

        Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, effective July 21, 2011, a provision of the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts.

        The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Under the Act, the assessment base will no longer be an institution's deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period.

        The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. Both of these changes had no impact to the Bank's operating results.

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

Other Legislation

        VIST Insurance and VIST Capital are subject to additional regulatory requirements. VIST Insurance is subject to Pennsylvania insurance laws and the regulations of the Pennsylvania Department of Insurance. Our securities brokerage activities are conducted exclusively through LPL Financial LLC, an SEC and FINRA registered broker/dealer and SIPC member that is subject to regulation by SEC and the FINRA. Effective August 1, 2011, VIST Capital ceased registered investment advisor operations, with formal notification sent to the SEC in October 2011.

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

Item 1A.    Risk Factors

        Smaller reporting companies, as defined by §229.10(f)(1), are not required to provide the information required by this item. VIST Financial Corp. meets the definition of a smaller reporting company.

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

        The Company's executive office is located in the administration building at 1240 Broadcasting Road, Wyomissing, Pennsylvania. Listed below are the locations of properties owned or leased by the Company and its subsidiaries. Owned properties are not subject to any mortgage, lien or encumbrance.

Property Location	Leased or Owned
Corporate Office 1240 Broadcasting Road Wyomissing, Pennsylvania	Leased
Operations Center 1044 MacArthur Road Reading, Pennsylvania	Leased
North Pointe Financial Center 241 South Centre Avenue Leesport, Pennsylvania	Leased
Northeast Reading Financial Center 1210 Rockland Street Reading, Pennsylvania	Leased
Hamburg Financial Center 801 South Fourth Street Hamburg, Pennsylvania	Leased
Bern Township Financial Center 909 West Leesport Road Leesport, Pennsylvania	Leased
Wernersville Financial Center 1 Reading Drive Wernersville, Pennsylvania	Leased
Breezy Corner Financial Center 3401-3 Pricetown Road Fleetwood, Pennsylvania	Leased
Blandon Financial Center 108 Plaza Drive Blandon, Pennsylvania	Leased
Wyomissing Financial Center 1199 Berkshire Boulevard Wyomissing, Pennsylvania	Leased
Schuylkill Haven Financial Center 237 Route 61 South Schuylkill Haven, Pennsylvania	Leased
Birdsboro Financial Center 350 West Main Street Birdsboro, Pennsylvania	Leased

Property Location	Leased or Owned
Exeter Financial Center 4361 Perkiomen Avenue Reading, Pennsylvania	Leased
Sinking Spring Financial Center 4708 Penn Ave Sinking Spring, Pennsylvania	Leased
Heritage Financial Center 200 Tranquility Lane Reading, Pennsylvania	Leased
Blue Bell Financial Center The VIST Financial Building 1767 Sentry Parkway West Blue Bell, Pennsylvania	Leased
Centre Square Financial Center 1380 Skippack Pike Blue Bell, Pennsylvania	Leased
Conshohocken Financial Center Plymouth Corporate Center Suite 600 625 Ridge Pike Conshohocken, Pennsylvania	Leased
Fox Chase Financial Center 8000 Verree Road Philadelphia, Pennsylvania	Owned
Oaks Financial Center 1232 Egypt Road Oaks, Pennsylvania	Leased
Strafford Financial Center 600 West Lancaster Avenue Strafford, Pennsylvania	Leased
Bala Cynwyd Financial Center Suite 105 One Belmont Avenue Bala Cynwyd, Pennsylvania	Leased
Old City Financial Center 36 North Third Street Philadelphia, Pennsylvania	Leased
Worcester Financial Center 2946 Skippack Pike Worcester, Pennsylvania	Leased
Berwyn Financial Center(1) 564 Lancaster Avenue Berwyn, Pennsylvania	Leased

Property Location	Leased or Owned
VIST Insurance 1767 Sentry Parkway, Suite 210 Blue Bell, Pennsylvania	Leased
VIST Insurance 5 South Sunnybrook Road Pottstown, Pennsylvania	Leased
VIST Bank (Mortgage Banking Office) 2213 Quarry Drive West Lawn, Pennsylvania	Leased

(1)
The Company expects to close its Berwyn Financial Center acquired in the Allegiance acquisition by April 15, 2012.

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

Veitch v. Robert D. Davis, et al., Court of Common Pleas of Berks County, Pennsylvania, No. 12-1918

        A putative shareholder derivative and class action lawsuit relating to VIST's merger with Tompkins Financial Corporation ("Tompkins") was filed in the Court of Common Pleas of Berks County, Pennsylvania, on February 2, 2012, against 11 of VIST's directors ("Director Defendants"), Tompkins, TMP Mergeco, Inc., and VIST (as a nominal defendant). The complaint alleges that the consideration VIST's shareholders will receive in connection with the merger is inadequate and that the Director Defendants breached their fiduciary duties to shareholders and to VIST in negotiating and approving the merger agreement, including agreeing to allegedly "preclusive" merger terms, and engaging in self-dealing. Plaintiff also contends that by entering into the merger agreement with Tompkins, the Director Defendants committed corporate waste. Last, the complaint alleges that Tompkins and TMP Mergeco, Inc. aided and abetted the alleged breaches by the Director Defendants. The complaint seeks various forms of relief, including injunctive relief that would, if granted, prevent the merger from being consummated in accordance with the agreed-upon terms.

        VIST has not yet responded to the complaint. The defendants believe that the allegations are without merit and intend to defend the action vigorously. Because no discovery has been taken, it is too early to assess the likelihood of any liability against VIST and the Director Defendants.

Item 4.    Mine Safety Disclosures

        None

Item 4A.    Executive Officers of the Registrant

        Certain information, as of December 31, 2011, including principal occupation during the past five years, relating to each executive officer of the Company is as follows:

Name, Address, and Position Held with the Company	Age	Position Held Since	Principal Occupation for Past 5 Years
ROBERT D. DAVIS Chester Springs, Pennsylvania President and Chief Executive Officer	64	2005	President and Chief Executive Officer of the Company and the Bank since September 2005; Chairman of VIST Insurance, LLC; Chairman of VIST Capital Management, LLC; prior thereto, President and Chief Executive Officer and Director of Republic First Bank since 1999.
EDWARD C. BARRETT Wyomissing, Pennsylvania Executive Vice President and Chief Financial Officer	63	2002	Executive Vice President since October 2003 and Chief Financial Officer of the Company since September 2004; prior thereto, Chief Administrative Officer since July 2002.
LOUIS J. DECESARE, JR. Doylestown, Pennsylvania Executive Vice President and Chief Lending Officer of VIST Bank	52	2008

Executive Vice President and Chief Lending Officer of VIST Bank since September 2008. Prior thereto, President of Republic First Bank since January 2007. Prior thereto, Chief Lending Officer of Republic First Bank since January 2005.

NEENA M. MILLER Reading, Pennsylvania Executive Vice President and Chief Credit Officer of VIST Bank	47	2008

Executive Vice President and Chief Credit Officer of VIST Bank since 2008: prior thereto, Executive Vice President and Chief Credit Officer of Republic First Bank since 2005; prior thereto, Senior Credit Officer of Republic First Bank since 2004.

CHRISTINA S. McDONALD Oreland, Pennsylvania Executive Vice President and Chief Retail Banking Officer of VIST Bank	46	2004	Executive Vice President and Chief Retail Banking Officer of VIST Bank since 2002.
JENETTE L. ECK Centerport, Pennsylvania Senior Vice President and Corporate Secretary	49	1998	Senior Vice President and Secretary of the Company since 2001.
MICHAEL C. HERR Wyomissing, Pennsylvania Chief Operating Officer	46	2009	Chief Operating Officer of VIST Insurance, LLC since 2009; prior thereto, Senior Vice President of VIST Insurance, LLC since 2004.

PART II

Item 5.    Market For Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Performance Graph

        Set forth below is a graph and table comparing the yearly percentage change in the cumulative total shareholder return on the Company's common stock against the cumulative total return on the NASDAQ-Total US Index, and the SNL Mid-Atlantic Bank Index for the five-year period commencing December 31, 2006, and ending December 31, 2011.

        Cumulative total return on the Company's common stock, the NASDAQ Combination Bank Index, and the SNL Mid-Atlantic Bank Index equals the total increase in value since December 31, 2006, assuming reinvestment of all dividends.

        The following graph and table were prepared assuming that $100 was invested on December 31, 2006, in Company common stock, the NASDAQ-Total US Index, and the SNL Mid-Atlantic Bank Index.

VIST Financial Corp.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
VIST Financial Corp.	100.00	81.54	36.54	25.86	36.23	31.48
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Mid-Atlantic Bank	100.00	75.62	41.66	43.85	51.16	38.43

        As of December 31, 2011, there were 712 record holders of the Company's common stock. The market price of the Company's common stock for each quarter in 2011 and 2010 and the dividends declared on the Company's common stock for each quarter in 2011 and 2010 are set forth below.

Market Price of Common Stock

        The Company's common stock is traded on the NASDAQ Global Select Market under the symbol "VIST".

        The following table sets forth, for the fiscal quarters indicated, the high and low bid and asked price per share of the Company's common stock, as reported on the NASDAQ Global Select Market:

	Bid		Asked
	High	Low	High	Low
2011
First Quarter	$9.31	$6.62	$10.30	$7.28
Second Quarter	8.70	6.00	9.00	6.67
Third Quarter	7.14	3.92	7.96	5.41
Fourth Quarter	7.38	5.00	8.26	5.33
2010
First Quarter	$10.20	$4.00	$10.30	$5.23
Second Quarter	9.45	7.00	9.50	7.31
Third Quarter	7.99	6.31	10.00	6.57
Fourth Quarter	7.62	6.31	8.84	6.60

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

        Prior to the earlier of the third anniversary date of the issuance of the Series A Preferred Stock (December 19, 2011) or the date on which the Series A Preferred Stock has been redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties which are not affiliates of the Treasury, the Company cannot increase its common stock dividend from the last quarterly cash dividend per share of $0.10 declared on the common stock prior to October 14, 2008 without the consent of the Treasury.

        During 2011 and 2010, cumulative cash dividends on the Series A Preferred Stock and cash dividends on common stock were paid on the 15th of February, May, August, and November. The cash dividends declared on the Company's common stock were as follows:

	Dividends Declared (Per Share)
	2011	2010
First Quarter	$0.05	$0.05
Second Quarter	0.05	0.05
Third Quarter	0.05	0.05
Fourth Quarter	0.05	0.05

        The Company can derive a portion of its income from dividends paid to it by the Bank. For a description of certain regulatory restrictions on the payment of dividends by the Bank to the Company and by the Company, see "Regulatory Restrictions on Dividends" on page 6.

        Stock Repurchase Plan.    On July 17, 2007, the Company increased the number of shares remaining for repurchase under its stock repurchase plan, originally effective January 1, 2003, and extended May 20, 2004, to 150,000 shares. During 2011, the Company did not repurchase any of its outstanding shares of common stock. At December 31, 2011, the maximum number of shares that may yet be purchased under the plan was 115,000.

        The following table sets forth certain information relating to shares of the Company's common stock repurchased by the Company during the fourth quarter of 2011.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
(October 1 - October 31, 2011)	—	$—	—	115,000
(November 1 - November 30, 2011)	—	—	—	115,000
(December 1 - December 31, 2011)	—	—	—	115,000

Total	—	$—	—	115,000

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

Item 6.    Selected Financial Data

        We derived our balance sheet and income statement data for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 from our audited financial statements. The summary consolidated financial data should be read in conjunction with, and are qualified in their entirety by, our financial statements and the accompanying notes and the other information included elsewhere in this Annual Report.

        The following table presents the Company's summary consolidated financial data.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands except per share data)
Financial Condition:
Total assets	$1,431,715	$1,425,012	$1,308,719	$1,226,070	$1,124,951
Securities available for sale	375,691	279,755	268,030	226,665	186,481
Securities held to maturity	1,555	2,022	3,035	3,060	3,078
Federal Home Loan Bank stock	5,800	7,099	5,715	5,715	5,562
Loans, net of unearned income	907,177	954,363	910,964	886,305	820,998
Covered Loans	50,706	66,770	—	—	—
Allowance for loan losses	14,049	14,790	11,449	8,124	7,264
Deposits	1,187,449	1,149,280	1,020,898	850,600	712,645
Repurchase agreements	103,362	106,843	115,196	120,086	110,881
Federal funds purchased	—	—	—	53,424	118,210
Borrowings	—	10,000	20,000	50,000	45,000
Junior subordinated debt	18,534	18,437	19,658	18,260	20,232
Shareholders' equity	115,683	132,447	125,428	123,629	106,592
Book value per share	13.66	16.31	17.22	17.30	18.84
Operating Results:
Interest income	$67,809	$64,087	$62,740	$65,838	$68,076
Interest expense	21,508	23,343	27,318	30,637	34,835

Net interest income before provision for loan losses	46,301	40,744	35,422	35,201	33,241
Provision for loan losses	9,036	10,210	8,572	4,835	998

Net interest income after provision for loan losses	37,265	30,534	26,850	30,366	32,243
Non-interest income	17,737	18,901	19,555	19,209	20,171
Gain on sale of equity interest	—	1,875	—	—	—
(Loss) gain on sale of other real estate owned	(1,245)	(1,640)	(1,117)	(120)	28
Net realized gains (losses) on sales of securities	1,473	691	344	(7,230)	(2,324)
Net credit impairment losses	(1,519)	(850)	(2,468)	—	—
Non-interest expense	74,457	45,992	44,586	43,518	40,902

(Loss) income before income taxes	(20,746)	3,519	(1,422)	(1,293)	9,216
Income tax (benefit) expense	(165)	(465)	(2,029)	(1,858)	1,746

Net (loss) income	(20,581)	3,984	607	565	7,470
Preferred stock dividends and discount accretion	1,709	1,678	1,649	—	—

Net (loss) income available to common shareholders	$(22,290)	$2,306	$(1,042)	$565	$7,470

Per Share Data:
(Loss) earnings per common share—basic	$(3.39)	$0.37	$(0.18)	$0.10	$1.32
(Loss) earnings per common share—diluted	$(3.39)	$0.37	$(0.18)	$0.10	$1.31
Cash dividends per common share	$0.20	$0.20	$0.30	$0.50	$0.77
Selected Ratios:
Return on average assets	(1.42)%	0.29%	0.05%	0.05%	0.70%
Return on average shareholders' equity	(14.90)%	3.02%	0.51%	0.54%	7.15%
Dividend payout ratio	(5.90)%	53.69%	(166.22)%	503.89%	58.53%
Average equity to average assets	9.41%	9.73%	9.38%	8.95%	9.78%

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

        On January 25, 2012, the Company entered into a definitive merger agreement under which Tompkins Financial Corporation will acquire VIST Financial Corp. VIST Bank will operate as a subsidiary of Tompkins Financial with a separate banking charter, local management team, and local Board of Directors. The transaction is expected to close early in the third quarter of 2012, subject to required regulatory approvals and other customary conditions, including required shareholder approval.

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

  Goodwill and Other Intangible Assets

        The Company had goodwill and other intangible assets of $19.8 million at December 31, 2011, related to the acquisition of its banking, insurance and wealth management companies. The Company utilizes a third party valuation service to perform its goodwill impairment test both on an interim and annual basis. A fair value is determined for the banking and financial services, insurance services and investment services reporting units. If the fair value of the reporting business unit exceeds the book value, then no impairment write down of goodwill is necessary (a Step One evaluation). If the fair value is less than the book value, then an additional test (a Step Two evaluation) is necessary to assess goodwill for potential impairment. As a result of the goodwill impairment valuation analysis, the Company determined that a $25.1 million goodwill impairment write-off for all of its reporting units was necessary for the year ended December 31, 2011. For additional information, refer to Note 8—Goodwill and Other Intangible Assets of the consolidated financial statements.

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

        Market risk is the adverse effect that a change in interest rates, currency, or implied volatility rates has on the value of a financial instrument. The Company manages the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. The Company periodically measures this risk by using value-at-risk methodology (refer to Note 14 of the consolidated financial statements for information on interest rate swap and interest rate cap agreements the Company has used to manage its exposure to interest rate risk).

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

        If a decline in market value of a security is determined to be other than temporary, under generally accepted accounting principles, we are required to write these securities down to their estimated fair value. As of December 31, 2011, we owned single issuer and pooled trust preferred securities of other financial institutions, private label collateralized mortgage obligations and equity securities whose aggregate historical cost basis is greater than their estimated fair value (see Note 5 of the consolidated financial statements). We reviewed all investment securities and have identified those securities that are other-than-temporarily impaired. The losses associated with these other-than-temporarily impaired securities have been bifurcated into the portion of non-credit impairment losses recognized in other comprehensive loss and into the portion of credit impairment losses recorded in earnings (see consolidated statements of comprehensive income). We perform an ongoing analysis of all investment securities utilizing both readily available market data and third party analytical models. Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, we will write them down through a charge to earnings to their then current fair value.

  Federal Home Loan Bank Stock Impairment Evaluation

        The Bank is required to maintain certain amounts of FHLB Stock as a member of the FHLB. These equity securities are "restricted" in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment write-downs have been recorded on these securities during 2011, 2010, or 2009. As a result of the FDIC-assisted whole bank acquisition of Allegiance on November 19, 2010, the bank acquired $1.7 million in FHLB stock.

        In December 2008, the FHLB of Pittsburgh suspended the payment of dividends and the repurchase of excess capital stock from member banks. The FHLB cited a significant reduction in the level of core earnings resulting from lower short-term interest rates, the increased cost of maintaining liquidity and constrained access to the debt markets at attractive rates and maturities as the main reasons for the decision to suspend dividends and the repurchase excess capital stock. As of December 31, 2011, the FHLB last paid a dividend in the third quarter of 2008. As a result of improved core earnings and a decrease in OTTI charges on non-agency investment securities, the FHLB repurchased stock totaling $283,000 and $1.3 million in 2010 and 2011, respectively. Subsequent to December 31, 2011, in February 2012 the FHLB continued its policy of repurchasing 5% of the Bank's excess outstanding FHLB Stock investment and reinstated paying a .10% cash dividend on the Bank's average outstanding FHLB Stock balance. Accounting guidance indicates that an investor in FHLB Pittsburgh capital stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that should reflect the investor's view of FHLB Pittsburgh's long-term performance, which includes factors such as its operating performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes on FHLB Pittsburgh, and accordingly, on the members of FHLB Pittsburgh and its liquidity and funding position. After evaluating all of these considerations, the Company believes the par value of its shares will be recovered. Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

FINANCIAL CONDITION

        Total assets were $1.43 billion at both December 31, 2011 and 2010. Overall, assets increased slightly throughout 2011. The Company used the proceeds from $38.2 million of deposit growth and $63.3 million of total loan run-off to fund $95.5 million of additional investment securities.

Investment Securities Portfolio

        The securities portfolio increased to $377.2 million at December 31, 2011, from $281.8 million at December 31, 2010 primarily due to the purchase of available for sale investments in U.S. Government agency securities and agency mortgage-backed debt securities (for additional information, refer to Note 5—Securities Available for Sale and Securities Held to Maturity of the consolidated financial statements). Securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide pledging and liquidity. To accomplish these ends, most of the purchases in the portfolio during 2011 and 2010 were residential agency mortgage-backed securities.

        The following table sets forth the amortized cost of the investment securities at its last three fiscal year ends:

	As of December 31,
	2011	2010	2009
	(Dollar amounts in thousands)
Securities Available For Sale
U.S. Government agency securities	$11,298	$11,648	$23,087
Agency residential mortgage-backed debt securities	318,620	216,956	183,104
Non-Agency collateralized mortgage obligations	8,166	13,663	22,970
Obligations of states and political subdivisions	24,647	33,141	33,436
Trust preferred securities—single issuer	500	500	500
Trust preferred securities—pooled	4,564	5,396	5,957
Corporate and other debt securities	2,570	1,117	2,444
Equity securities	3,224	3,345	3,368

Total	$373,589	$285,766	$274,866

	As of December 31,
	2011	2010	2009
	(Dollar amounts in thousands)
Securities Held to Maturity
Trust preferred securities—single issuer	$978	$2,007	$2,012
Trust preferred securities—pooled	617	650	1,023

Total	$1,595	$2,657	$3,035

        For financial reporting purposes, available for sale securities are carried at fair value.

Investment Securities Portfolio Maturities and Yields

        The following table sets forth information about the maturities and weighted average yield on the Company's securities portfolio. Floating rate securities are included in the "Due in 1 Year or Less" bucket. Yields are not reported on a tax equivalent basis.

	Amortized Cost at December 31, 2011
	Due in 1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	No Stated Maturity	Total	Fair Value
	(Dollars in thousands except percentage data)
Securities Available For Sale
U.S. Government agency securities	$—	$20	$7,366	$3,912	$—	$11,298	$12,087
	—%	7.08%	4.15%	6.24%	—%	4.88%
Obligations of states and political subdivisions	$—	$—	$—	$24,647	$—	$24,647	$25,437
	—%	—%	—%	4.51%	—%	4.51%
Trust preferred securities—single issuer	$—	$—	$—	$500	$—	$500	$125
Trust preferred securities—pooled	—	—	—	4,564	—	4,564	1,828
Corporate and other debt securities	—	—	1,570	1,000	—	2,570	2,455
Equity securities	—	—	—	225	2,999	3,224	2,545

Total	$—	$—	$1,570	$6,289	$2,999	$10,858	$6,953

	—%	—%	5.01%	4.25%	2.30%	3.82%
Agency residential mortgage-backed debt securities	$—	$—	$—	$318,620	$—	$318,620	324,971
Non-Agency collateralized mortgage obligations	—	—	—	8,166	—	8,166	6,243

Total	$—	$—	$—	$326,786	$—	$326,786	$331,214

	—%	—%	—%	4.57%	%	4.57%

	Amortized Cost at December 31, 2011
	Due in 1 Year or Less	After 1 Year to 5 Years	After 5 Years to 10 Years	After 10 Years	No Stated Maturity	Total	Fair Value
	(Dollars in thousands except percentage data)
Securities Held to Maturity
Trust preferred securities—single issuer	$—	$—	$—	$978	$—	$978	$1,036
Trust preferred securities—pooled	—	—	—	617		617	577

Total	$—	$—	$—	$1,595	$—	$1,595	$1,613

	—%	—%	—%	6.16%	—%	6.16%

        The securities portfolio included a net unrealized gain on available for sale securities of $2.1 million and a net unrealized loss on available for sale securities of $6.0 million at December 31, 2011 and 2010, respectively. In addition, net unrealized gains of $18,000 and net unrealized losses of $769,000 were present in the held to maturity securities at December 31, 2011 and 2010, respectively. Changes in longer-term treasury interest rates, government monetary policy, the easing of underlying collateral and credit concerns, and dislocation in the current market were primarily responsible for the change in the fair market value of the securities.

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

Federal Home Loan Bank Stock

        The Company had $5.8 million and $7.1 million of FHLB stock at December 31, 2011 and 2010, respectively. The decrease in FHLB stock was the result of stock repurchases by the FHLB throughout 2011, totaling $1.3 million. As a result of improved core earnings and a decrease in other-than-temporary impairment charges on non-agency investment securities, the FHLB repurchased stock from the Bank. The Bank is a voluntary member of the FHLB, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. Investment in FHLB Stock is "restricted" as it is required to participate in FHLB programs.

Loans, Credit Quality and Credit Risk

        Gross loans decreased by $63.3 million to $957.9 million at December 31, 2011 from $1.0 billion at December 31, 2010. The overall decrease in loans was mainly due to decreases in the one-to-four family portion of our residential real estate loan portfolio, our construction portfolio and our commercial real estate portfolio, partially offset by an increase in our commercial, industrial and agricultural portfolio.

        The various components of loans at December 31 were as follows:

	December 31,
	2011	2010	2009	2008	2007
	(Dollar amounts in thousands)
Residential real estate—one to four family	$129,335	$153,499	$168,862	$185,201	$197,540
Residential real estate—multi family	57,776	53,497	38,994	34,869	33,457
Commercial, industrial and agricultural	158,018	150,097	153,404	177,266	167,370
Commercial real estate	418,589	427,546	358,834	322,581	282,983
Construction	56,824	78,202	100,713	89,556	79,414
Consumer	2,148	2,713	3,241	4,196	5,902
Home equity lines of credit	84,487	88,809	86,916	72,137	53,405

Gross loans, excluding covered loans	907,177	954,363	910,964	885,806	820,071
Covered loans	50,706	66,770	—	—	—

Total loans	957,883	1,021,133	910,964	885,806	820,071
Allowance for loan losses	(14,049)	(14,790)	(11,449)	(8,124)	(7,264)

Loans, net of allowance for loan losses	$943,834	$1,006,343	$899,515	$877,682	$812,807

        The table below presents maturities the various components of loans, outstanding at December 31, 2011:

	Maturities of Outstanding Loans
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollar amounts in thousands)
Residential real estate—one to four family	$22,375	$37,244	$69,716	$129,335
Residential real estate—multi family	3,760	40,573	13,443	57,776
Commercial, industrial and agricultural	72,837	45,504	39,677	158,018
Commercial real estate	47,102	232,003	139,484	418,589
Construction	37,113	14,041	5,670	56,824
Consumer	1,110	544	494	2,148
Home equity lines of credit	56,810	2,065	25,612	84,487

Gross loans, excluding covered loans	241,107	371,974	294,096	907,177
Covered loans	14,936	21,656	14,114	50,706

Total loans	$256,043	$393,630	$308,210	$957,883

        At December 31, 2011 and 2010, the Bank had $530.7 million and $537.2 million in variable rate loans, respectively.

        The Bank is required to pledge residential and commercial real estate secured loans to collateralize its potential borrowing capacity with the FHLB. At December 31, 2011, the Bank had pledged approximately $503.9 million in loans to the FHLB to secure its maximum borrowing capacity, as compared to $713.5 million at December 31, 2010.

        The Bank occasionally buys or sells portions of commercial loans through participations with other financial institutions. During 2011, the Bank participated in a shared national credit with the Bank taking $15.0 million of the overall loan request. The Bank was comfortable in this request based upon the high credit quality of the borrowing entity, the fact that the business was within our lending area, and the Bank's commercial loan officer has had a long standing lending relationship with the client for a number of years. The Bank transacts sales of residential mortgages on a regular basis through VIST Mortgage. During 2011, the Bank sold $35.0 million of residential mortgage loans generating $702,000 of gains recognized on the sale, which were recorded as non-interest income. During 2010, the Bank sold $43.5 million of residential mortgage loans generating $963,000 of gains recognized on the sale.

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

        Lending authorities are granted to individuals based on position and experience. All commercial loan approvals require dual signatures. Loans over $1,000,000 and up to $2,000,000 require the additional approval of the Chief Lending Officer ("CLO"), Chief Credit Officer ("CCO"), Senior Credit Officer and/or the Bank Chief Executive Officer ("CEO"). Loans in excess of $2,000,000 are presented to the Bank's Credit Committee, comprised of the Chief Lending Officer, Chief Credit Officer, Senior Credit Officer, Chief Risk Officer (non-voting), and selected market Executives. The Credit Committee can approve loans up to $4,500,000 and recommend loans to the Executive Loan Committee for approval up to the Bank's legal lending limit of approximately $18.1 million at December 31, 2011. The Executive Loan Committee is comprised of the Bank CEO, the Chief Lending Officer, the Chief Credit Officer, the Chief Financial Officer, Senior Credit Officer, the Chief Risk Officer (non-voting member) and selected Board members. At least one affirmative vote in both the Credit Committee and the Executive Loan Committee must come from the CCO or the CLO. Individual joint lending authority is granted based on the level of experience of the individual for commercial loan exposures under $2 million. Higher risk credits (as determined by internal loan ratings) and unsecured facilities (in excess of $100,000) require the signature of an officer with more credit experience.

        The Bank has established an "in-house" lending limit of 80% of its legal lending limit and, at December 31, 2011, the Bank had no loan relationships in excess of its in-house limit. Although Bank policy does not prohibit going over the 80% limit, these credits need to be generally considered of "high quality".

        The Bank does occasionally purchase or sell portions of large dollar amount commercial loans through participations with other financial institutions. The Bank also transacts loans sales of retail mortgage loans on a regular basis. Typically, the Bank does not buy or sell any retail consumer loans.

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

Impaired Loans

        The Company generally values impaired loans that are accounted for under FASB ASC 310, Accounting by Creditors for Impairment of a Loan ("FASB ASC 310"), based on the fair value of a loan's collateral. Loans are determined to be impaired when management has utilized current information and economic events and judged that it is probable that not all of the principal and interest due under the contractual terms of the loan agreement will be collected. Other than as described herein, management does not believe there are any significant trends, events or uncertainties that are reasonably expected to have a material impact on the loan portfolio to affect future results of operations, liquidity or capital resources. However, based on known information, management believes that the effects of current and past economic conditions and other unfavorable business conditions may impact certain borrowers' abilities to comply with their repayment terms and therefore may have an adverse effect on future results of operations, liquidity, or capital resources. Management closely monitors economic and business conditions and their impact on borrowers' financial strength. At December 31, 2011, the recorded investment in loans that were considered to be impaired under U.S. GAAP totaled $74.9 million, compared to $49.1 million at December 31, 2010. Management continues to diligently monitor and evaluate the existing portfolio, and identify credit concerns and risks, including those resulting from the current economy.

        For the twelve months ended December 31, 2011, the average recorded investment in impaired loans was $75.8 million and interest income recognized on impaired loans was $5.3 million for the twelve months ended December 31, 2011.

Impaired Loans With a Related Allowance

        At December 31, 2011, the Company had a recorded investment of $45.8 million in impaired loans with a related allowance, as compared to $40.7 million at December 31, 2010. This group of impaired loans and leases has a related allowance due to the probability that the borrower is not able to continue to make principal and interest payments due under the contractual terms of the loan or lease. Additionally, these loans appear to have insufficient collateral and the Company's principal may be at risk; as a result, a related allowance is established to estimate future potential principal losses.

Impaired Loans Without a Related Allowance

        At December 31, 2011, the Company had a recorded investment of $29.1 million in impaired loans without a related allowance, as compared to $8.4 million at December 31, 2010. This group of impaired loans is considered impaired due to the likelihood of the borrower not being able to continue to make principal and interest payments due under the contractual terms of the loan. However, these loans appear to have sufficient collateral and the Company's principal does not appear to be at risk of probable principal losses; as a result, management believes a related allowance is not necessary.

Non-Performing Assets

        Nonperforming assets consist of nonperforming loans and other real estate owned ("OREO"). Nonperforming loans consist of loans where the accrual of interest has been discontinued (i.e. non-accrual loans), and those loans that are 90 days or more past due and still accruing interest. Nonaccruing loans are no longer accruing interest income because of apparent financial difficulties of the borrower. Interest received on nonaccruing loans is recorded as income only after the past due principal is brought current and deemed collectible in full. Non-accrual loans that maintained a current payment status for six consecutive months are placed back on accrual status under the Bank's loan policy. Loans (excluding covered loans) on which the accrual of interest has been discontinued amounted to $36.3 million and $26.5 million at December 31, 2011 and December 31, 2010, respectively. A total of $19.5 million (represented by 82 loans) was added to non-accrual during 2011, and a total of $7.5 million (represented by 59 loans) was removed from non-accrual. For the twelve months ended December 31, 2011, there was also $2.2 million of principal pay-downs on non-accrual loans. Of the $19.5 million increase in non-accruals during 2011, $7.9 million or 40% of the increase was related to four loans.

        OREO includes assets acquired through foreclosure, deed in-lieu of foreclosure, and loans identified as in-substance foreclosures. A loan is classified as an in-substance foreclosure when effective control of the collateral has been taken prior to completion of formal foreclosure proceedings. OREO is held for sale and is recorded at fair value less estimated costs to sell. Costs to maintain OREO and subsequent gains and losses attributable to OREO liquidation are included in the Consolidated

Statements of Operations in other income and other expense as realized. No depreciation or amortization expense is recognized. OREO was $3.7 million and $5.3 million at December 31, 2011 and 2010, respectively. The decrease in OREO during 2011 was mostly attributable to the sale of one commercial property. The Company decided to sell this property and incur a significant loss because management did not anticipate market conditions for the property to improve significantly over the next 18 to 24 months. Management estimated that selling the property at a significant loss would be preferable to incurring the significant expenses to maintain the property during the time it would likely take to sell. At December 31, 2011, three OREO properties amounted to $2.7 million or 72% of the Company's total OREO. At December 31, 2011, the Company had thirteen OREO properties, as compared to twenty-three at December 31, 2010.

        The table below presents the various components of the Company's non-performing assets (excluding covered loans) at December 31, 2011 as compared to December 31, 2010:

Non-performing Loans

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Non-accrual loans:
Real estate	$34,028	$24,482	$24,420	$2,947	$1,160
Consumer	2	15	4	459	259
Commercial	2,314	2,016	716	7,298	2,133

Total	36,344	26,513	25,140	10,704	3,552
Loans past due 90 days or more and still accruing interest:
Real estate	239	594	1,664	28	331
Consumer	—	—	—	—	408
Commercial	—	—	147	112	2,266

Total loans past due 90 days or more	239	594	1,811	140	3,005
Troubled debt restructurings:
Real estate	3,279	10,403	5,938	—	—
Consumer	—	—	—	—	—
Commercial	126	369	307	285	267

Total troubled debt restructurings	3,405	10,772	6,245	285	267

Total non-performing loans	$39,988	$37,879	$33,196	$11,129	$6,824

Troubled Debt Restructurings ("TDRs")

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

        The recorded investment in TDRs was $3.4 million and $10.8 million at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the Company had $2.7 million and $9.9 million, respectively, of accruing TDRs while TDRs on nonaccrual status totaled $655,000 and $849,000 at December 31, 2011 and December 31, 2010, respectively. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any re-defaults will likely be affected by future economic conditions. At December 31, 2011 and 2010, related to TDRs, the allowance for loan losses included specific reserves of $245,000 and $423,000, respectively.

        The following table presents information on the troubled and restructured debt by loan portfolio (excluding covered loans) for the year-ended December 31, 2011:

	Twelve Months Ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Residential real estate one to four family	3	$156	$156
Commercial real estate	3	909	909
Home equity lines of credit	1	210	210

Total Troubled Debt Restructurings	7	$1,275	$1,275

        For the twelve months ended December 31, 2011, the Company added an additional $1.3 million in TDRS respectively. The Company had reserves allocated for loan loss of $32,000 for the additions in troubled debt restructurings made during the twelve months ending December 31, 2011. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. As of December 31, 2011, no defaults occurred on loans modified as a TDR within the previous 12 months.

Allowance for Loan Losses

        Including covered loans, the allowance for loan losses at December 31, 2011 was $14.0 million, or 1.47% of outstanding loans, as compared to $14.8 million or 1.45% at December 31, 2010. In accordance with U.S. GAAP, the allowance for loan losses represents management's estimate of losses inherent in the loan and lease portfolio as of the balance sheet date and is recorded as a reduction to loans and leases. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Non-residential consumer loans are generally charged off no later than 90 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

  1.
  Lending policies and procedures, including underwriting standards and historical-based loss/collection, charge off, and recovery practices.

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

        The following table presents a comparative allocation of the allowance for loan losses for each of the past five year-ends.

Allocation of Allowance for Loan Losses

	As of December 31,
	2011		2010		2009		2008		2007
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollar amounts in thousands, except percentage data)
Commercial	$8,515	60.6%	$8,960	61.2%	$4,745	56.2%	$6,851	56.4%	$6,125	54.9%
Residential Real Estate	5,418	38.6	5,366	36.7	6,170	43.4	263	43.1	233	44.4
Consumer	116	0.8	310	2.1	527	0.4	738	0.5	622	0.7

Total Allocated	14,049	100.0	14,636	100.0	11,442	100.0	7,852	100.0	6,980	100.0
Unallocated	—	—	154	—	7	—	272	—	284	—

Total	$14,049	100.0%	$14,790	100.0%	$11,449	100.0%	$8,124	100.0%	$7,264	100.0%

        The following table presents the activity related to the Company's allowance for loan losses for the years ended December 31, 2011, 2010, 2009, 2008 and 2007:

Analysis of the Allowance for Loan Losses

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance, beginning of year	$14,790	$11,449	$8,124	$7,264	$7,611
Charge-offs:
Commercial	1,375	500	1,226	3,613	1,087
Real estate	8,212	6,838	4,078	30	56
Consumer	352	45	173	430	405

Total	9,939	7,383	5,477	4,073	1,548
Recoveries:
Commercial	59	150	148	79	112
Real estate	99	347	52	—	53
Consumer	4	17	30	19	38

Total	162	514	230	98	203

Net charge-offs	9,777	6,869	5,247	3,975	1,345

Provision	9,036	10,210	8,572	4,835	998

Balance, end of Year	$14,049	$14,790	$11,449	$8,124	$7,264

Average loans(1)	$930,467	$915,009	$895,598	$857,835	$791,440
Ratio of net charge-offs to average loans	1.04%	0.74%	0.58%	0.46%	0.17%
Ratio of allowance for loan losses to total loans	1.47%	1.45%	1.26%	0.92%	0.88%

(1)
Excludes covered loans and mortgage loans held for sale

Covered Loans

        Loans for which the Bank will share losses with the FDIC are referred to as "covered loans", and consist of loans acquired from Allegiance Bank as part of an FDIC-assisted transaction during the fourth quarter of 2010. Our covered loans totaled $50.7 million at December 31, 2011 as compared to $66.8 million at December 31, 2010. Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. Of the loans acquired with evidence of credit deterioration, some of the loans were aggregated into ten pools of loans based on common risk characteristics such as credit risk and loan type. A pool is accounted for as one asset with a single composite interest rate, an aggregate fair value and expected cash flows. The carrying value of covered loans acquired and accounted for in accordance with ASC Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality," was $25.9 million at December 31, 2011, as compared to $29.7 million at December 31, 2010.

        The carrying value of covered loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $24.8 million at December 31, 2011, as compared to $37.1 million at December 31, 2010. The fair value of the acquired loans not exhibiting evidence of credit impairment was determined by projecting contractual cash flows discounted at risk-adjusted interest rates.

        For those covered loans and pools of covered loans accounted for under ASC Subtopic 310-30, the difference between the contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the non-accretable difference. The contractually required payments due represents the total undiscounted amount of all uncollected principal and interest payments. Contractually required payments due may increase or decrease for a variety of reasons, e.g. when the contractual terms of the loan agreement are modified, when interest rates on variable rate loans change, or when principal and/or interest payments are received. The Bank estimates the undiscounted cash flows expected to be collected by incorporating several key assumptions including probability of default, loss given default, and the amount of actual prepayments after the acquisition dates. The non-accretable difference, which is neither accreted into income nor recorded on our consolidated balance sheet, reflects estimated future credit losses and uncollectable contractual interest expected to be incurred over the life of the loans. The excess of cash flows expected to be collected over the carrying value of the covered loans is referred to as the accretable yield. This amount is accreted into interest income over the remaining life of the loans, or pool of loans, using the level yield method. The accretable yield is affected by changes in interest rate indices for variable rate loans, changes in prepayment assumptions, and changes in expected principal and interest payments over the estimated lives of the loans. Prepayments affect the estimated life of covered loans and could change the amount of interest income, and possibly principal, expected to be collected.

        At both acquisition and subsequent reporting dates, the Company uses a third party service provider to assist with determining the contractual and estimated cash flows. The Company provides the third party with updated loan-level information derived from the Company's main operating system, contractually required loan payments and expected cash flows for each loan and loan pool are individually reviewed by the Company. Using this information, the third party provider determines both the contractual cash flows and cash flows expected to be collected. The loan-level information used to reforecast the cash flows is subsequently aggregated for those loans accounted for on a pool basis. The expected payment data, discount rates, impairment data and changes to the accretable yield received back from the third party are reviewed by the Company to determine whether this information is accurate and the resulting financial statement effects are reasonable.

        Unlike contractual cash flows which are determined based on known factors, significant management assumptions are necessary in forecasting the estimated cash flows. We attempt to ensure the forecasted expectations are reasonable based on the information currently available; however, due to the uncertainties inherent in the use of estimates, actual cash flow results may differ from our forecast and the differences may be significant. To mitigate such differences, we carefully prepare and review the assumptions utilized in forecasting estimated cash flows.

        In reforecasting future estimated cash flow, the Company will adjust the credit loss expectations for loan pools, as necessary. These adjustments are based, in part, on actual loss severities recognized for each loan type, as well as changes in the probability of default.

        The following table summarizes the changes in the carrying amount of those covered loans and pools of covered loans accounted for under ASC Subtopic 310-30, at December 31, 2011 and 2010.

	Carrying Amount, Net	Accretable Yield
	(in thousands)
Balance at November 19, 2010	$30,330	$6,104
Accretion	293	(293)
Payments Received	(904)	—
Net increase in cash flows	—	—
Transfer to OREO	—	—
Provision for losses on covered loans	—	—

Balance at December 31, 2010	29,719	5,811
Accretion	2,978	(2,978)
Payments Received	(6,272)	—
Net increase in cash flows	—	4,000
Transfer to OREO	(550)	—
Provision for losses on covered loans	(135)	—

Balance at December 31, 2011	$25,740	$6,833

        During the twelve months ended December 31, 2011, certain pools of covered loans experienced decreases in their expected cash flows based on higher levels of credit impairment than originally forecasted by us at the acquisition dates. Accordingly, we recorded a $135,000 provision for losses on covered loans as a component of our provision of loan losses in the consolidated statement of operations. The provision for losses on covered loans was partially offset by a $95,000 increase in our FDIC indemnification asset for the FDIC's portion of the additional estimated credit losses under the loss sharing agreements (see table in the next section below). This increase in FDIC loss-share receivable was recorded with an offsetting increase to non-interest income for the twelve months ended December 31, 2011.

        Although we recognized credit impairment for loans and certain pools, on an aggregate basis the acquired portfolio of covered loans are performing better than originally expected. Based on our current estimates, we expect to receive more future cash flows than originally modeled at the acquisition dates. For the loans and pools with better than expected cash flows, the forecasted increase is recorded as a prospective adjustment to our interest income on these loans and loan pools over future periods. A corresponding decrease in the FDIC indemnification asset due to the increase in expected cash flows for these loan pools is recognized on a prospective basis over the shorter period of the lives of the loan pools and the loss-share agreements accordingly. The offsetting expense is recorded as an impairment to the FDIC indemnification asset to other expense in the consolidated statement of operations.

FDIC Indemnification Asset Related to Covered Loans and Foreclosed Assets

        The receivable arising from the loss sharing agreements (referred to as the "FDIC indemnification asset" on our statements of financial condition) is measured separately from the covered loans and loan pools because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. As of the acquisition date of the FDIC-assisted transaction, we recorded an aggregate FDIC indemnification asset $7.0 million, consisting of the present value of the expected future cash flows the Bank expected to receive from the FDIC under the loss sharing agreements. The FDIC indemnification asset is reduced as the loss sharing payments are received from the FDIC for losses realized on covered loans and other real estate owned acquired in the FDIC-assisted transactions. Actual or expected losses in excess of the acquisition date estimates and accretion of the acquisition date present value discount will result in an increase in the FDIC indemnification asset and the immediate recognition of non-interest income in our financial statements.

        A decrease in expected losses would generally result in a corresponding decline in the FDIC indemnification asset and the non-accretable difference. Reductions in the FDIC indemnification asset due to actual or expected losses that are less than the acquisition date estimates are recognized prospectively over the shorter of (i) the estimated life of the applicable pools of covered loans or (ii) the term of the loss sharing agreements with the FDIC.

        The following table presents changes in the FDIC indemnification asset for the twelve months ended December 31, 2011:

Twelve Months Ended December 31, 2011
(in thousands)
Balance, beginning of the period	$7,003
Discount accretion of the present value at the acquisition dates	54
Prospective adjustment for additional cash flows	(226)
Increase due to impairment on covered loans	95
Reimbursements from the FDIC	(545)

Balance, end of period	$6,381

Deposits

        Total deposits were $1.19 billion and $1.15 billion at December 31, 2011 and 2010, respectively. Non-interest bearing deposits increased to $129.4 million at December 31, 2011, from $122.5 million at December 31, 2010, an increase of $6.9 million or 5.7%. The increase in non-interest bearing deposits was primarily due to an increase in non-interest bearing personal accounts. Management continues its efforts to promote growth in these types of deposits, such as offering a free checking product, as a method to help reduce the overall cost of funds. Interest bearing deposits increased by $31.2 million or 3.0%, from $1.0 billion at December 31, 2010 to $1.1 billion at December 31, 2011. The increase in interest bearing deposits was primarily due to an increase in interest bearing core deposits.

        Management continues to promote interest-bearing deposits through a disciplined pricing strategy with a continuing emphasis on commercial and retail marketing programs.

        The components of the Company's deposits at December 31, 2011 as compared to December 31, 2010 were as follows:

	December 31,
	2011	2010
	(In thousands)
Demand, non-interest bearing	$129,394	$122,450
Demand, interest bearing	469,578	399,286
Savings deposits	168,530	129,728
Time, $100,000 and over	238,749	293,703
Time, other	181,198	204,113

Total deposits	$1,187,449	$1,149,280

        The following table sets forth the Bank's certificates of deposit of $100,000 or more by maturity:

At December 31, 2011
(in thousands)
Three Months or Less	$37,227
Over Three Through Six Months	27,190
Over Six Through Twelve Months	99,513
Over Twelve Months	74,819

Total	$238,749

        The following table sets forth the average balances of deposits and the average rates paid for the years presented:

	Year Ended December 31,
	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand, non-interest bearing	$123,479	—	$111,791	—	$107,629	—
Demand, interest bearing	442,129	1.00%	396,383	1.22%	301,403	1.48%
Savings deposits	147,469	0.59%	110,075	0.70%	77,823	0.97%
Time deposits	466,098	2.10%	452,587	2.44%	460,374	3.20%

Total deposits	$1,179,175		$1,070,836		$947,229

Borrowings

        Borrowed funds from various sources are generally used to supplement deposit growth. There were no Federal funds purchased at either December 31, 2011 or December 31, 2010. Federal funds purchased typically mature in one day. An increase in core deposit levels has reduced the need for the Company to borrow overnight funds. Short-term securities sold under agreements to repurchase were $3.4 million and $6.8 million at December 31, 2011 and 2010, respectively. Borrowings, representing advances from the FHLB, was $0 and $10.0 million at December 31, 2011 and 2010, respectively. Long-term securities sold under agreements to repurchase were at $100.0 million at both December 31, 2011 and 2010.

        Information concerning short-term borrowings is summarized as follows:

	As of December 31,
	2011	2010	2009
	(Dollar amounts in thousands, except percentage data)
Federal funds purchased:
Average balance during the year	$233	$3,650	$2,694
Average rate during the year	0.37%	0.50%	0.66%
Securities sold under agreements to repurchase:
Average balance during the year	5,224	11,265	21,046
Average rate during the year	0.27%	0.54%	0.99%
Maximum month end balance of short-term borrowings during the year	$—	$26,313	$29,444

Shareholders' Equity

        Shareholders' equity decreased by $16.7 million to $115.7 million at December 31, 2011, as compared to $132.4 million at December 31, 2010. The decrease in stockholders' equity was primarily related to a net loss for the twelve months ended December 31, 2011 (largely attributable to a $25.1 million pretax goodwill impairment charge) and dividends paid on common and preferred stock (for additional information related to the changes in shareholder's equity, refer to the Consolidated Statement of Changes in Shareholder's Equity in the Company's Consolidated Financial Statements) offset by unrealized gains on available-for-sale securities.

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

        The Company declared common stock cash dividends in 2011 of $0.20 per share and $0.20 per share in 2010. The following table presents a few ratios that are used to measure the Company's performance.

	Year Ended December 31,
	2011	2010	2009
Return on average assets	(1.42)%	0.29%	0.05%
Return on average equity	(14.90)%	3.02%	0.51%
Dividend payout ratio	(5.90)%	53.69%	166.22%
Average equity to average assets	9.41%	9.73%	9.38%

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

        An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders' equity less intangible assets, to average quarterly assets less intangible assets. The leverage ratio was 7.68% and 8.01% at December 31, 2011 and 2010, respectively. The decrease was primarily the result of an increase in average assets in the fourth quarter of 2011.

        As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy. Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments. For the Company, Tier 1 risk-based capital generally consists of common shareholders' equity less intangible assets plus the junior subordinated debt, and Tier 2 risk-based capital includes the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets. Any portion of the allowance for loan losses that exceeds the 1.25% limit of risk-weighted assets is disallowed for Tier 2 risk-based capital but is used to adjust the overall risk weighted asset calculation. At December 31, 2011, $2.1 million of the allowance for loan losses was disallowed for Tier 2 risk-based capital, but was used to adjust the overall risk weighted assets used in the regulatory ratio calculations. Under Tier 1 risk-based capital guidelines, any amount of net deferred tax assets that exceeds either forecasted net income for the period or 10% of Tier 1 risk-based capital is disallowed. At December 31, 2011, none of the Company's net deferred tax assets was disallowed in the Tier 1 risk-based capital calculation. By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier 1 risk-based capital. In addition, federal banking regulatory authorities have issued a final rule restricting the Company's junior subordinated debt to 25% of Tier 1 risk-based capital. Amounts of junior subordinated debt in excess of the 25% limit generally may be included in Tier 2 risk-based capital. At December 31, 2011, the entire amount of these securities was allowable to be included as Tier 1 risk-based capital for the Company. For the periods ended December 31, 2011 and 2010, the Company's regulatory capital ratios were above minimum regulatory guidelines.

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

        In December 2008, the Company infused $10.0 million of capital into the Bank. In December 2011, the Company infused an additional $5.0 million of capital into the Bank.

        The following table sets forth the Company's capital ratios at December 31, 2011 and 2010:

	At December 31,
	2011	2010
	(Dollars amounts in thousands)
Tier 1 Capital
Shareholders' equity	$115,683	$132,447
Disallowed goodwill, intangible assets and deferred tax assets	(19,832)	(45,787)
Junior subordinated debt	18,384	18,287
Unrealized (gains) losses on available for sale debt securities	(1,809)	3,925

Total Tier 1 Capital	112,426	108,872

Tier 2 Capital
Allowable portion of allowance for loan losses	12,117	12,544

Total Tier 2 Capital	12,117	12,544

Total risk-based capital	$124,543	$121,416

Risk adjusted assets (including off-balance sheet exposures)	$967,298	$1,001,299

Leverage ratio	7.68%	8.01%
Tier I risk-based capital ratio	11.62%	10.87%
Total risk-based capital ratio	12.88%	12.13%

        Regulatory guidelines require the Company's Tier 1 capital ratios and the total risk-based capital ratios to be at least 4.0% and 8.0%, respectively.

        On August 5, 2011, Standard & Poor's rating agency lowered the long-term rating of the U.S. government and federal agencies from AAA to AA+. With regard to this action, the federal banking agencies, which include the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration, and the Office of the Comptroller of the Currency, issued a press release which provided the following guidance to banks and bank holding companies:

        For risk-based capital purposes, the risk weights for Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies, and government-sponsored entities will not change. The treatment of Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies, and government-sponsored entities under other federal banking agency regulations, including, for example, the Federal Reserve Board's Regulation W, will also be unaffected.

RESULTS OF OPERATIONS—2011 Compared to 2010

        Overview.    Net loss for the twelve months ended December 31, 2011 was $20.6 million, as compared to net income of $4.0 million for the same period in 2010. Return on average assets was -1.42% for 2011, as compared to 0.29% for 2010. Return on average shareholder's equity was -14.9% for 2011, as compared to 3.02% for 2010. The discussion that follows explains the changes in the components of our operating results when comparing the twelve months ended December 31, 2011, to the same period in 2010.

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

Average Balances, Rates and Net Yield

        The table below provides average asset and liability balances and the corresponding interest income and expense along with the average interest yields (assets) and interest rates (liabilities) for the twelve months ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011			2010
	Average Balances	Interest Income/ Expense	% Rate	Average Balances	Interest Income/ Expense	% Rate
	(Dollars in thousands, except percentage data)
Interest Earning Assets:
Interest bearing deposits in other banks and federal funds sold	$19,068	$63	0.33%	$46,361	$304	0.66%
Securities (taxable)	296,292	11,891	4.01	234,786	11,006	4.69
Securities (tax-exempt)(1)	27,900	1,914	6.86	36,748	2,489	6.77
Loans(1)(2)(3)	990,090	55,530	5.54	923,531	52,195	5.65

Total interest earning assets	1,333,350	69,398	5.16	1,241,426	65,994	5.32
Interest Bearing Liabilities:
Interest bearing transaction accounts	442,129	4,436	1.00	396,383	4,851	1.22
Savings deposits	147,469	870	0.59	110,075	767	0.70
Time deposits	466,098	9,797	2.10	452,587	11,046	2.44

Total interest bearing deposits	1,055,696	15,103	1.43	959,045	16,664	1.74

Short-term borrowings	233	1	0.43	3,650	18	0.49
Repurchase agreements	105,224	4,761	4.52	111,265	4,789	4.30
Borrowings	247	7	2.83	11,041	408	3.70
Junior subordinated debt	18,523	1,636	8.83	19,166	1,464	7.64

Total interest bearing liabilities	1,179,923	21,508	1.82	1,104,167	23,343	2.11

Noninterest bearing deposits	$123,479			$111,791
Net interest income		$47,890			$42,651

Net interest margin			3.59%			3.44%

(1)
Interest income and rates on loans and investment securities are reported on a tax-equivalent basis using a tax rate of 34%.

(2)
Held for sale and non-accrual loans have been included in average loan balances.

(3)
For 2010, covered loans acquired in the Allegiance acquisition on November 19, 2010 were included in the average balance of loans. As a result of being included for only the 42 day period, the impact on average balance, interest income and yield was minimal for 2010. For 2011, the full year impact of covered loans were reflected in average balance, interest income and yield.

        Net interest income as adjusted for tax-exempt financial instruments was $47.9 million for the twelve months ended December 31, 2011, as compared to $42.7 million for the same period in 2010. A benefit of a lower cost of funds resulted in less interest paid on average interest-bearing liabilities, which more than offset the decrease in the yield on interest-earning assets, resulted in a higher net interest margin for 2011, as compared to 2010. The taxable-equivalent net interest margin percentage for 2011 was 3.59%, as compared to 3.44% for 2010. The interest rate paid on average interest-bearing liabilities decreased by 29 basis points to 1.82% for 2011, as compared to 2.11% for 2010. The yield on interest-earning assets decreased by 18 basis points to 5.14% for 2011, as compared to 5.32% for 2010.

        Interest and fees on loans on a taxable equivalent basis increased by $3.3 million, or 6.4% to $55.5 million for the year ended December 31, 2011, as compared to $52.2 million for the same period in 2010. The increase in interest and fees on loans was primarily the result of a $66.6 million increase in the average balance of loans as compared to 2010, due primarily to the loan volume acquired with the purchase of Allegiance.

        Interest on securities on a taxable-equivalent basis was $13.8 million for the twelve months ended December 31, 2011 and $13.5 million for the same period in 2010. The average balance of securities increased $52.7 million to $324.2 million for 2011, as compared to $271.5 million for 2010. The taxable-equivalent yield decreased by 71 basis points to 4.26% for 2011, as compared 4.97% for 2010. The additional interest income generated in 2011 from a higher average balance of securities was mostly offset by the decrease in yield for 2011, as compared to 2010.

        Interest expense on deposits decreased by $1.6 million, or 9.4%, to $15.1 million for the twelve months ended December 31, 2011, as compared to $16.7 million for the same period in 2010. A benefit of a lower cost of deposits resulted in less interest paid on deposits, which more than offset the increase in the average balance of interest bearing deposits. The average rate paid on interest bearing deposits decreased by 31 basis points to 1.43% for 2011, as compared to 1.74% for 2010. The average balances of interest bearing deposits increased by $96.7 million to $1.1 billion for 2011, as compared to $959.0 million for 2010. The growth in interest-bearing deposits provided the funding needed for the growth in interest-earning assets.

        Interest expense on borrowings decreased by $401,000, or 98.3%, to $7,000 for the twelve months ended December 31, 2011, as compared to $408,000 for the same period in 2010. The Company reduced long-term borrowings by $10.0 million during 2011 to zero, which created a $10.8 million decrease in the average balance of borrowings for 2011, as compared to 2010.

        The average interest rate paid on repurchase agreements increased to 4.52% for the twelve months ended December 31, 2011 as compared to 4.30% for the same period in 2010. The increase in the average interest rate paid on repurchase agreements was the result of increases in average interest rates paid on longer-term, wholesale repurchase agreements. Average repurchase agreement balances decreased $6.0 million or 5.4% for 2011 as compared to the same period in 2010. The increase in the average rate paid on repurchase agreements for 2011, was offset by the benefit received from the reduction in average balance for 2011, as compared to the same period in 2010. The reduction in borrowings was the result of scheduled maturities.

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

        The following table shows an analysis of changes in interest income and expense(1)(2)(3):

	2011/2010 Increase (Decrease) Due to Change in
	Volume	Rate	Net
	(Dollars in thousands, except percentage data)
Interest-bearing deposits in other banks and federal funds sold	$(22)	$(219)	$(241)
Securities (taxable)	2,248	(1,323)	925
Securities (tax-exempt)	(568)	(8)	(576)
Loans	3,349	(15)	3,334

Total Interest Income	5,007	(1,565)	3,442

Interest-bearing transaction accounts	449	(864)	(415)
Savings deposits	224	(121)	103
Time deposits	208	(1,457)	(1,249)
Short-term borrowed funds	(12)	(5)	(17)
Repurchase agreements	(18)	(10)	(28)
Borrowings	(303)	(98)	(401)
Junior subordinated debt	(56)	228	172

Total Interest Expense	492	(2,327)	(1,835)

Increase in net interest income	$4,515	$762	$5,277

(1)
Loan fees have been included in the change in interest income totals presented. Non-accrual loans have been included in average loan balances.

(2)
Changes due to both volume and rates have been allocated in proportion to the relationship of the dollar amount change in each.

(3)
Interest income on loans and securities is presented on a taxable-equivalent basis.

Provision for Loan Losses

        Management closely monitors the loan portfolio and the adequacy of the allowance for loan losses considering underlying borrower financial performance and collateral values, and increasing credit risks. Future material adjustments may be necessary to the provision for loan losses, and consequently the allowance for loan losses, if economic conditions or loan credit quality differ substantially from the assumptions management used in making our evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans. The provision for loan losses is an expense charged against net interest income to provide for estimated losses attributable to uncollectible loans. The provision is based on management's analysis of the adequacy of the allowance for loan losses. The provision for loan losses was $9.0 million for the twelve months ended December 31, 2011, as compared to $10.2 million for the same period in 2010. The provision for both periods reflects the elevated level of charge-offs for the respective period, an increase in the specific allowance required on impaired loans due to underlying collateral values being more depressed in 2010 and the increased credit risk related to the loan portfolio resulting from the prolonged economic downturn. (refer to the related discussions on the "Allowance for Loan Losses" on page 33).

Non-Interest Income

        Non-interest income decreased by $2.5 million, or 13.1%, to $16.4 million for the twelve months ended December 31, 2011, as compared to $18.9 million for the same period in 2010.

        Increases (decreases) in the components of non-interest income when comparing the year ended December 31, 2011 to the same period in 2010 are as follows:

	2011 versus 2010
	2011	2010	Increase/ (Decrease)%
	(Dollars in thousands)
Commissions and fees from insurance sales	$12,201	$11,915	$286	2.4
Customer service fees	1,673	2,046	(373)	(18.2)
Mortgage banking activities	832	1,082	(250)	(23.1)
Brokerage and investment advisory commissions and fees	610	737	(127)	(17.2)
Earnings on bank owned life insurance	457	423	34	8.0
Other commissions and fees	1,808	1,901	(93)	(4.9)
Gain on sale of equity interest	—	1,875	(1,875)	(100.0)
Loss on sale of and write downs on other real estate owned	(1,245)	(1,640)	395	(24.1)
Other income	156	750	(594)	(79.2)
Net realized gains on sales of securities	1,473	691	782	113.2
Total other-than-temporary impairment losses:
Total other-than-temporary impairment losses on investments	(1,210)	(869)	(341)	39.2
Portion of loss recognized in other comprehensive income	(309)	19	(328)	(1,726.3)

Net credit impairment loss recognized in earnings	(1,519)	(850)	(669)	78.7

Total non-interest income	$16,446	$18,930	$(2,484)	(13.1)

        A significant portion of the $2.5 million decrease in non-interest income for the twelve months ended December 31, 2011 compared to the same period in 2010 was related to a $1.9 million gain recognized on the sale of a 25% equity interest in First HSA, LLC related to the transfer of approximately $89.0 million of health savings account deposits in the second quarter of 2010.

        Other income decreased to $156,000 for the twelve months ended December 31, 2011 from $750,000 for the same period in 2010. Changes in other income reflect fair market value adjustments on junior subordinated debt, interest rate caps, swaps and the cash surrender value of a deferred benefit. In 2010, other income also included a premium of $272,000 that was paid to the Company resulting from a counterparty exercising a call option to terminate an interest rate swap.

        Net realized losses on the sale and write-down of other real estate owned were $1.2 million for the twelve months ended December 31, 2011 compared to $1.6 million for the same period in 2010. The losses incurred during 2011 and 2010 were attributable to 34 and 48 properties, respectively. However, the losses incurred on one commercial property accounted for 53% of the losses incurred during 2011. Three commercial properties accounted for 64% of the losses incurred during 2010. The Company decided to sell these properties and incur the loss because management did not anticipate market conditions for these properties to improve significantly over the next 18 to 24 months. Management estimated that selling these properties at a loss would be preferable to incurring the significant expenses to maintain these properties during the time it would likely take to sell at or above the respective appraised value.

        Customer service fees decreased 18.2% to $1.7 million for the twelve months ended December 31, 2011 as compared to $2.0 million for the same period in 2010. The decrease in customer service fees for the comparative twelve month period was primarily due to new regulations that took effect during the third quarter of 2010, which require the Company to receive the customer's permission before covering overdrafts for debit card transactions made with ATM or debit cards. The implementation of this legislation significantly reduced income related to service charges on deposit accounts.

        The Company's primary source of non-interest income is from commissions and other revenue generated through sales of insurance products through its insurance subsidiary, VIST Insurance. Revenues from insurance operations totaled $12.2 million in 2011 compared to $11.9 million for 2010. The increase in revenue in 2011 from insurance operations was due mainly to an increase in contingency income on insurance products.

        The Company generates income from the sale of newly originated mortgage loans, which is recorded in non-interest income as mortgage banking activities. The income recognized from mortgage banking activities was $832,000 for the twelve months ended December 31, 2011, as compared to $1.1 million in 2010. The decrease in mortgage banking revenue in 2011 was mainly attributable to a decrease in the volume of mortgage loan originations sold into the secondary mortgage market through the Company's mortgage banking division, VIST Mortgage.

        The Company also recognizes non-interest income from broker and investment advisory commissions generated through VIST Capital, the Company's investment subsidiary, which totaled $610,000 for the twelve months ended December 31, 2011, as compared to $737,000 for the same period in 2010.

        Investment securities activities accounted for $113,000 of the increase in non-interest income. Net realized gains on the sale of available for sale securities were $1.5 million for 2011, as compared to $691,000 for 2010. Sales of available for sale securities during 2011 were the result of liquidity and asset/liability management strategies. The 2010 net realized gain on sales of available for sale securities included $122,000 of net realized losses on the sale of available for sale investment securities related to the Allegiance acquisition. Net credit impairment losses recognized in earnings were $1.5 million during 2011, as compared to $850,000 in 2010. During 2011, the net credit impairment losses recognized in earnings include other-than-temporary impairment ("OTTI") charges for estimated credit losses on available for sale and held to maturity pooled trust preferred securities, available for sale non-agency securities and available for sale equity securities that resulted primarily from changes in the underlying cash flow assumptions and credit downgrades used in determining credit losses (see Note 5 of the consolidated financial statements).

Non-Interest Expense

        Non-interest expense was $74.5 million for the year ended December 31, 2011, as compared to $45.9 million for the same period in 2010.

        Increases (decreases) in the components of non-interest expense when comparing the year ended December 31, 2011, to the same period in 2010, are as follows:

	2011 versus 2010
	2011	2010	Increase/ (Decrease)%
	(Dollars in thousands)
Salaries and employee benefits	$24,115	$21,979	$2,136	9.7
Occupancy expense	4,977	4,415	562	12.7
Furniture and equipment expense	2,760	2,559	201	7.9
Outside processing services	3,778	3,908	(130)	(3.3)
Professional services	3,528	3,093	435	14.1
Marketing and advertising expense	1,575	1,022	553	54.1
FDIC deposit and other insurance expense	1,827	2,128	(301)	(14.1)
Amortization of identifiable intangible assets	476	543	(67)	(12.3)
Other real estate owned expense	1,704	2,558	(854)	(33.4)
Goodwill impairment	25,069	—	25,069	—
Other expense	4,648	3,740	908	24.3

Total non-interest expense	$74,457	$45,945	$28,512	62.1

        A significant portion of the increase in non interest expense for the twelve months ended December 31, 2011 to the same period in 2010 was due to the $25.1million goodwill impairment charge. During the fourth quarter of 2011, the Company recorded a goodwill impairment charge of $25.1 million, resulting from the decrease in market value caused by underlying capital and credit concerns which was valued through the Agreement and Plan of Merger dated January 25, 2012 between Tompkins Financial Corp and the Company, which will be merged into Tompkins Financial. This impairment was determined based upon the announced sale price of the Company to Tompkins Financial for $12.50 per share. For further information related to the merger, see Note 2—Merger with Tompkins Financial Corp.

        Salaries and employee benefits, the largest component of non-interest expense, increased by $2.1 million to $24.1 million for the twelve months ended December 31, 2011, as compared to $22.0 million for the same period in 2010. The increase in 2011 was primarily the result of a full year's expense of additional staffing for the branches acquired from Allegiance. The Company's total number of full-time equivalent employees increased to 302 at December 31, 2011, as compared to 295 at December 31, 2010. Included in salaries and benefits were stock-based compensation costs of $359,000 and $148,000 for the twelve months ended December 31, 2011 and 2010, respectively.

        Other expense was $4.6 million for the twelve months ended December 31, 2011 as compared to $3.7 million for the same period in 2010. The $908,000 increase in other expense was primarily due to $520,000 of expenses incurred in conjunction with the Company's planned capital raise, $227,000 in impairment charges related to the FDIC indemnification asset and a $138,000 provision for unfunded commitments.

        Other real estate owned expense ("OREO"), decreased $854,000, or 33.4%, to $1.7 million for the twelve months ended December 31, 2011, as compared to $2.6 million for the same period in 2010. OREO expense for 2011 reflects fewer properties that have been acquired and sold by the Company, which has reduced the overall costs to foreclose, operate and maintain OREO properties. The Company sold a total of 34 and 48 properties during 2011 and 2010, respectively. Additionally, the Company had a total of 15 and 26 properties in OREO at December 31, 2011 and 2010, respectively. OREO expenses for the twelve months ended December 31, 2010 also included $246,000 of past due real estate taxes related to two commercial properties.

        Occupancy and furniture and equipment expense increased to $7.7 million for the twelve months ended December 31, 2011 as compared to $7.0 million for the same period in 2010. The increase in occupancy and furniture and equipment expense for the comparative twelve month periods was primarily due to an increase in building lease expense resulting from the additional retail branch locations from the Allegiance acquisition.

        Marketing and advertising expense increased $553,000 to $1.6 million for the twelve months ended December 31, 2011 as compared to $1.0 million for the same period in 2010. The increase for the comparative period was primarily due to increased media space expense in the Philadelphia market area promoting the Allegiance branches.

        Total professional services increased by $435,000, or 14.1%, to $3.5 million for the twelve months ended December 31, 2011, as compared to $3.1 million for the same period in 2010. The increase for the comparative period was primarily due to integration expenses associated with the Allegiance acquisition.

        FDIC and other insurance expense decreased by $301,000 to $1.8 million for the twelve months ended December 31, 2011, as compared to $2.1 million for the same period in 2010. The decrease in expense for the comparative period was related to a decrease in FDIC insurance assessments resulting from a decrease in base assessment rates, as determined by the FDIC, partially offset by an increase in the Company's overall deposit balances.

Income Taxes

        Generally, the Company's effective tax rate is below the statutory rate due to tax-exempt earnings on loans, investments, and bank-owned life insurance, and the impact of tax credits. Included in the income tax provision is a federal tax benefit related to our $5.0 million investment in an affordable housing, corporate tax credit limited partnership of $195,000 and $495,000 for the twelve months ended December 31, 2011 and 2010, respectively. The Company recorded a $25.1 million goodwill impairment charge in 2011 with an associated tax benefit of $665,000.

RESULTS OF OPERATIONS—2010 Compared to 2009

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

Average Balances, Rates and Net Yield

        The table below provides average asset and liability balances and the corresponding interest income and expense along with the average interest yields (assets) and interest rates (liabilities) for 2010 and 2009.

	Year Ended December 31,
	2010			2009
	Average Balances	Interest Income/ Expense	% Rate	Average Balances	Interest Income/ Expense	% Rate
	(Dollars in thousands, except percentage data)
Interest Earning Assets:
Interest bearing deposits in other banks and federal funds sold	$46,361	$304	0.66%	$12,137	$19	0.15%
Securities (taxable)	234,786	11,006	4.69	213,906	11,620	5.43
Securities (tax-exempt)(1)	36,748	2,489	6.77	28,492	1,895	6.65
Loans(1)(2)(3)	923,531	52,195	5.65	899,105	50,934	5.59

Total interest earning assets	1,241,426	65,994	5.32	1,153,640	64,468	5.51
Interest Bearing Liabilities:
Interest bearing transaction accounts	396,383	4,851	1.22	301,403	4,481	1.48
Savings deposits	110,075	767	0.70	77,823	751	0.97
Time deposits	452,587	11,046	2.44	460,374	14,757	3.20

Total interest bearing deposits	959,045	16,664	1.74	839,600	19,989	2.38

Short-term borrowings	3,650	18	0.49	2,694	18	0.66
Repurchase agreements	111,265	4,789	4.30	121,046	4,421	3.60
Borrowings	11,041	408	3.70	40,672	1,509	3.66
Junior subordinated debt	19,166	1,464	7.64	19,756	1,381	6.99

Total interest bearing liabilities	1,104,167	23,343	2.11	1,023,768	27,318	2.67

Noninterest bearing deposits	$111,791			$107,629
Net interest income		$42,651			$37,150

Net interest margin			3.44%			3.22%

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

        The average interest rate paid on repurchase agreements increased to 4.30% for the twelve months ended December 31, 2010 as compared to 3.60% for the same period in 2009. The increase in the average interest rate paid on repurchase agreements was the result of increases in average interest rates paid on longer-term, wholesale repurchase agreements. Average repurchase agreement balances decreased $9.8 million or 8.1% for 2010 as compared to the same period in 2009. The increase in the average rate paid on repurchase agreements for 2011, was partially offset by the benefit received from the reduction in average balance for 2010, as compared to the same period in 2009.

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

        The following table shows an analysis of changes in interest Income and expense(1)(2)(3):

	2010/2009 Increase (Decrease) Due to Change in
	Volume	Rate	Net
	(Dollars in thousands, except percentage data)
Interest-bearing deposits in other banks and federal funds sold	$281	$4	$285
Securities (taxable)	714	(1,328)	(614)
Securities (tax-exempt)	560	34	594
Loans	1,011	250	1,261

Total Interest Income	2,566	(1,040)	1,526

Interest-bearing transaction accounts	1,155	(785)	370
Savings deposits	226	(210)	16
Time deposits	(511)	(3,200)	(3,711)
Short-term borrowed funds	4	(4)	—
Repurchase agreements	(47)	415	368
Borrowings	(1,093)	(8)	(1,101)
Junior subordinated debt	(45)	128	83

Total Interest Expense	(311)	(3,664)	(3,975)

Increase in net interest income	$2,877	$2,624	$5,501

(1)
Loan fees have been included in the change in interest income totals presented. Non-accrual loans have been included in average loan balances.

(2)
Changes due to both volume and rates have been allocated in proportion to the relationship of the dollar amount change in each.

(3)
Interest income on loans and securities is presented on a taxable-equivalent basis.

Provision for Loan Losses

        Management closely monitors the loan portfolio and the adequacy of the allowance for loan losses considering underlying borrower financial performance and collateral values, and increasing credit risks. Future material adjustments may be necessary to the provision for loan losses, and consequently the allowance for loan losses, if economic conditions or loan credit quality differ substantially from the assumptions management used in making our evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans. The provision for loan losses is an expense charged against net interest income to provide for estimated losses attributable to uncollectible loans. The provision is based on management's analysis of the adequacy of the allowance for loan losses. The provision for loan losses was $10.2 million for the twelve months ended December 31, 2010, as compared to $8.6 million for the same period in 2009. The provision for both periods reflects both the level of charge-offs for the respective period, the depression of the underlying collateral values and the increased credit risk related to the loan portfolio at December 31, 2010, as compared to December 31, 2009 (refer to the related discussions on the "Allowance for Loan Losses" on page 33).

Non-Interest Income

        Non-interest income increased by $2.6 million, or 16.0%, to $18.9 million for the twelve months ended December 31, 2010, as compared to $16.3 million for the same period in 2009.

        Increases (decreases) in the components of non-interest income when comparing the twelve months ended December 31, 2010 to the same period in 2009 are as follows:

	2010 versus 2009
	2010	2009	Increase/ (Decrease)%
	(Dollars in thousands, except percentage data)
Commissions and fees from insurance sales	$11,915	$12,254	$(339)	(2.8)
Customer service fees	2,046	2,443	(397)	(16.3)
Mortgage banking activities	1,082	1,255	(173)	(13.8)
Brokerage and investment advisory commissions and fees	737	714	23	3.2
Earnings on bank owned life insurance	423	391	32	8.2
Other commissions and fees	1,901	1,933	(32)	(1.7)
Gain on sale of equity interest	1,875	—	1,875	—
Loss on sale of and write downs on other real estate owned	(1,640)	(1,117)	(523)	46.8
Other income	750	565	185	32.7
Net realized gains on sales of securities	691	344	347	100.9
Total other-than-temporary impairment losses:
Total other-than-temporary impairment losses on investments	(869)	(5,569)	4,700	(84.4)
Portion of loss recognized in other comprehensive income	19	3,101	(3,082)	(99.4)

Net credit impairment loss recognized in earnings	(850)	(2,468)	1,618	(65.6)

Total non-interest income	$18,930	$16,314	$2,616	16.0

        A significant portion of the $2.6 million increase in non-interest income was related to a $1.9 million gain recognized on the sale of a 25% equity interest in First HSA, LLC related to the transfer of approximately $89.0 million of health savings account deposits in the second quarter of 2010.

        Investment securities activities accounted for $2.0 million of the increase in non-interest income. Net realized gains on the sale of available for sale securities were $691,000 for 2010, as compared to $344,000 for 2009. Sales of available for sale securities during 2010 were the result of liquidity and asset/liability management strategies. The 2010 gain on sales of available for sale securities included $122,000 of net losses on the sale of available for sale investment securities related to the Allegiance acquisition. Net credit impairment losses recognized in earnings were $850,000 during 2010, as compared to $2.5 million in 2009. During 2010, the net credit impairment losses recognized in earnings include other-than-temporary impairment ("OTTI") charges for estimated credit losses on both available for sale and held to maturity pooled trust preferred securities that resulted primarily from changes in the underlying cash flow assumptions used in determining credit losses due to provisions related to such securities included in the Dodd-Frank Wall Street Reform and Consumer Protection Act (see Note 5 of the consolidated financial statements).

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

Non-Interest Expense

        Non-interest expense was $45.9 million for the year ended December 31, 2010, as compared to $44.6 million for the same period in 2009.

        Increases (decreases) in the components of non-interest expense when comparing the year ended December 31, 2010, to the same period in 2009, are as follows:

	2010 versus 2009
	2010	2009	Increase/ (Decrease)%
	(Dollars in thousands, except percentage data)
Salaries and employee benefits	$21,979	$22,134	$(155)	(0.7)
Occupancy expense	4,415	4,160	255	6.1
Furniture and equipment expense	2,559	2,495	64	2.6
Outside processing services	3,908	3,983	(75)	(1.9)
Professional services	3,093	2,480	613	24.7
Marketing and advertising expense	1,022	1,011	11	1.1
FDIC deposit and other insurance expense	2,128	2,479	(351)	(14.2)
Amortization of identifiable intangible assets	543	647	(104)	(16.1)
Other real estate owned expense	2,558	1,445	1,113	77.0
Other expense	3,740	3,752	(12)	(0.3)

Total non-interest expense	$45,945	$44,586	$1,359	3.0

        A significant portion of the increase in non-interest expense for 2010 was related to other real estate owned expense ("OREO"), which increased $1.1 million, or 77.0%, to $2.6 million for the twelve months ended December 31, 2010, as compared to $1.4 million for the same period in 2009. The increase in OREO expense for 2010 reflects a higher volume of properties that have been acquired and sold by the Company, which has increased the overall costs to foreclose, operate and maintain OREO properties.

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

        FDIC and other insurance expense decreased by $351,000 to $2.1 million for the twelve months ended December 31, 2010, as compared to $2.5 million for the same period in 2009. The twelve months ended December 31, 2009 included an expense of $574,000 related to an FDIC special assessment on deposit-insured institutions, which resulted in a decrease of expense for 2010 as there was no such special assessment during 2010. As noted in the table below (in thousands), the total expense associated with FDIC insurance assessments decreased when comparing the twelve months ended December 31, 2010, to the same period in 2009. However, the expense associated with FDIC base insurance assessments increased by $266,000, or 16.8%, to $1.8 million for the twelve months ended December 31, 2010, as compared to $1.6 million for the same period in 2009. The increase in expense associated with FDIC base insurance assessments was the result of increased base assessment rates, as determined by the FDIC, and an increase in the Company's overall deposit balances.

        The following table shows the breakdown of the FDIC insurance expense by assessment type:

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

        One major objective of the Company when managing the rate sensitivity of its assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of the Company's Asset/Liability Committee ("ALCO"), which is comprised of senior management and Board members. The ALCO meets quarterly to monitor the ratio of interest sensitive assets to interest sensitive liabilities. The process to review interest rate risk management is a regular part of management of the Company. In addition, there is an annual process to review the interest rate risk policy and the assumptions used to determine the Company's interest rate risk with the Board of Directors which includes limits on the impact to earnings and value from shifts in interest rates.

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

        Asset Liability management is intended to provide for adequate liquidity and interest rate sensitivity by matching interest rate-sensitive assets and liabilities and coordinating maturities on assets and liabilities. With the exception of the majority of residential mortgage loans, loans generally are written having terms that provide for a readjustment of the interest rate at specified times during the term of the loan. In addition, interest rates offered for all types of deposit instruments are reviewed weekly and are established on a basis consistent with funding needs and maintaining a desirable spread between cost and return.

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

        During 2008, the Company entered into two interest rate swap agreements with an aggregate notional amount of $15 million. These interest rate swap transactions involved the exchange of the Company's floating rate interest rate payment on $15.0 million in floating rate junior subordinated debt for a fixed rate interest payment without the exchange of the underlying principal amount.

        Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and to limit the exposure created by interest rate swaps. In June of 2003, the Company purchased a six month LIBOR cap to create protection against rising interest rates for the above mentioned $5 million interest rate swap. This interest rate cap matured in March 2010.

        In October of 2010, the Company purchased a three month LIBOR interest rate cap to create protection against rising interest rates. The notional amount of this interest rate cap was $5 million and the initial premium paid for the interest rate cap was $206,000. At December 31, 2011, the recorded value of the interest rate cap was $54,000.

        Also, the Bank can sell fixed and adjustable rate residential mortgage loans to limit the interest rate risk of holding longer-term assets on its balance sheet. The Company did not sell any fixed and adjustable rate loans in 2011, 2010 or 2009.

        At December 31, 2011, the Company was in a positive one-year cumulative gap position. Commercial and construction loans decreased $22.4 million or 3.4% from $655.8 million at December 31, 2010 to $633.4 million at December 31, 2011. Consumer and home equity lines of credit loans decreased $4.9 million or 5.3% from $91.5 million at December 31, 2010 to $86.6 million at December 31, 2011. During 2011, targeted short-term interest rates continued to remain low. Both the national prime rate and the overnight federal funds rates remained unchanged throughout 2011. Throughout 2011, the low interest rate environment contributed to lower yields on the Bank's adjustable and variable rate commercial and consumer loan portfolios as well as contributing to lower yields on federal funds sold and taxable investment securities. Also, decreases in interest-bearing core deposit and time deposit interest rates contributed to the reduction of the Bank's overall cost of funds. As a result of the prolonged economic downturn fueled in part by a continued depressed housing market, the mortgage refinance market remained somewhat flat in 2011 but did produce an increase in prepayments on loans and investment securities throughout the year. The increase in loan and investment securities prepayments helped limit extension risk within the fixed rate loan and investment securities portfolios. In order to augment the funding needs for new commercial and consumer loan originations and investment security purchases during 2011, non interest-bearing core deposits, interest-bearing core deposits and time deposits increased $38.2 million or 3.3% from $1.1 billion at December 31, 2010 to $1.2 billion at December 31, 2011. These factors contributed to the Company's positive one-year cumulative gap position. In 2012, the Company will continue its strategy to originate fixed and adjustable rate commercial and consumer loans and use investment security cash flows and interest-bearing and non-interest bearing deposits to rebalance wholesale borrowings to maintain a more neutral gap position.

Interest Sensitivity Gap at December 31, 2011

	0 - 3 months	3 to 12 months	1 - 3 years	over 3 years
	(Dollars in thousands)
Interest bearing deposits and federal funds sold	$6,314	$—	$—	$—
Securities(1)(2)	54,096	71,853	122,154	134,943
Mortgage loans held for sale	3,365	—	—	—
Loans(2)	328,162	105,069	208,333	302,271

Total rate sensitive assets (RSA)	391,937	176,922	330,487	437,214

Interest bearing deposits(3)	31,905	95,716	255,242	255,244
Time deposits	71,009	203,444	125,984	19,510
Securities sold under agreements to repurchase	103,362	—	—	—
Junior subordinated debt	10,150	—	—	8,384

Total rate sensitive liabilities	216,426	299,160	381,226	283,138

Interest rate swap (notional)	(15,000)	—	—	—

As of December 31, 2011
Interest sensitivity gap	$190,511	$(122,238)	$(50,739)	$154,076

Cumulative gap	$190,511	$68,273	$17,534	$171,610
RSA/RSL	1.8%	0.6%	0.9%	1.5%

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

        The Company also measures its near-term sensitivity to interest rate movements through simulations of the effects of rate changes upon its net interest income. Net interest income simulations evaluate the effect that interest rate changes have on the prepayment, repricing and maturity attributes of the Company's interest earning assets and interest bearing liabilities over the next twelve months. Interest rate movements of up 100, 200, 300 and 400 basis points and down 100, 200 and 300 basis points, adjusted for activity in the current and forecasted interest rate environment, were applied to the Company's interest earning assets and interest bearing liabilities as of December 31, 2011.

        The results of these simulations on net interest income for 2011 are as follows:

Simulated % change in 2011 Net Interest Income
Assumed Changes in Interest Rates	% Change
-300	-1.0%
-200	1.0%
-100	1.0%
0	0.0%
+100	0.0%
+200	-1.0%
+300	-1.0%
+400	-2.0%

        The Company also measures its longer-term sensitivity to interest rate movements through simulations of the effects of rate changes upon its economic value of shareholders' equity. Economic value of shareholders' equity simulations evaluate the effect that interest rate changes have on the prepayment, repricing and maturity attributes of the Company's interest earning assets and interest bearing liabilities over the life of each financial instrument. Interest rate movements of up 100, 200, 300 and 400 basis points and down 100, 200 and 300 basis points, adjusted for activity in the current and forecasted interest rate environment, were applied to the Company's interest earning assets and interest bearing liabilities as of December 31, 2011.

        The results of these simulations on economic value of shareholders' equity for 2011 are as follows:

Simulated % change in Economic Value of Shareholders' equity
Assumed Changes in Basis Points	% Change
-300	-14.0%
-200	-7.0%
-100	0.0%
0	0.0%
+100	-7.0%
+200	-16.0%
+300	-25.0%
+400	-34.0%

Liquidity and Funds Management

        Liquidity management ensures that adequate funds will be available to meet anticipated and unanticipated deposit withdrawals, debt servicing payments, investment commitments, commercial and consumer loan demand and ongoing operating expenses. Funding sources include principal repayments on loans and investment securities, sales of loans, growth in core deposits, short and long-term borrowings and repurchase agreements. Regular loan payments are typically a dependable source of funds, while the sale of loans and investment securities, deposit flows, and loan prepayments are significantly influenced by general economic conditions and level of interest rates. In 2011, the increase in impaired loans continued to lessen the dependability of regular loan payments.

        The Bank's objective is to maintain adequate liquidity to meet funding needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals and for funding corporate operations. Sources of liquidity are as follows:

  •
  Deposit generation;

  •
  Investment securities portfolio scheduled cash flows, prepayments, maturities and sales;

  •
  Payments received on loans; and,

  •
  Overnight correspondent bank borrowings credit lines, and borrowing capacity available from the Federal Reserve Bank and the Federal Home Loan Bank of Pittsburgh.

        The Company considers its primary source of liquidity to be its core deposit base, which includes non-interest-bearing and interest-bearing demand deposits, savings, and time deposits under $100,000. This funding source has grown steadily over the years through organic growth and acquisitions and consists of deposits from customers throughout the Company's financial center network. The Company will continue to promote the growth of deposits through its financial center offices. At December 31, 2011, a portion of the Company's assets were funded by core deposits acquired within its market area and by the Company's equity. These two components provide a substantial and stable source of funds.

        Management believes that the Bank's core deposits remain fairly stable. Liquidity and funds management is governed by policies and measured on a daily basis, with supplementary weekly and monthly analyses. These measurements indicate that liquidity generally remains stable and exceeds our minimum defined levels of adequacy. Other than the trends of continued competitive pressures and volatile interest rates, there are no known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way. Considering all factors involved, management believes that liquidity is being maintained at an adequate level.

        At December 31, 2011, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $260.0 million. In the event that additional short-term liquidity is needed, the Bank has established relationships with several correspondent banks to provide short-term borrowings in the form of federal funds purchased.

        The Bank is required to pledge residential and commercial real estate secured loans to collateralize its potential borrowing capacity with the FHLB. As of December 31, 2011, the Bank has pledged approximately $503.9 million in loans to the FHLB to secure its maximum borrowing capacity of $260.0 million.

        At December 31, 2011, the Company maintained $22.7 million in cash and cash equivalents primarily consisting of cash and due from banks. In addition, the Company had $375.7 million in available for sale securities and $1.6 million in held to maturity securities. Cash and investment securities totaled $400.0 million which represented 27.9% of total assets at December 31, 2011 compared to 21.0% at December 31, 2010.

Off-Balance Sheet Arrangements

        The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

        The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Bank reviews all outstanding commitments for risk and maintains an allowance for potential credit losses related to these obligations.

        A summary of the contractual amount of the Company's financial instrument commitments is as follows:

	December 31,
	2011	2010
	(in thousands)
Commitments to extend credit:
Unfunded loan origination commitments	$51,640	$41,803
Unused home equity lines of credit	46,841	38,089
Unused business lines of credit	110,222	132,486

Total commitments to extend credit	$208,703	$212,378

Standby letters of credit	$9,416	$9,235

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment. At December 31, 2011 the amount of commitments to extend credit was $208.7 million as compared to $212.4 million at December 31, 2010.

        Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twenty-four months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2011 for guarantees under standby letters of credit issued was $9.4 million, as compared to $9.2 million at December 31, 2010.

        The Company's financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments, at December 31, 2011 totaled $208.7 million. This consisted of $34.3 million in commercial real estate and construction loans, $51.6 million in home equity lines of credit, $122.7 million in unused business lines of credit and $9.4 million in standby letters of credit. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Any amounts actually drawn upon, management believes, can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Contractual Obligations

        The following table represents the Company's aggregate contractual obligations to make future payments.

	December 31, 2011
	Less than 1 year	1 - 3 Years	4 - 5 Years	Over 5 Years	Total
	(Dollar amounts in thousands)
Time deposits	$274,453	$125,984	$19,030	$480	$419,947
Repurchase agreements	100,000	—	—	—	100,000
Junior subordinated debt(1)	20,150	—	—	—	20,150
Operating leases	3,034	5,255	4,595	11,285	24,169
Unconditional purchase obligations	2,168	4,349	2,718	—	9,235

Total	$399,805	$135,588	$26,343	$11,765	$573,501

(1)
Junior subordinated debt is classified based on the earliest date on which it may be redeemed and not contractual maturity.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        The discussion concerning the effects of interest rate changes on the Company's estimated net interest income for the year ended December 31, 2011 set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity" in Item 7 hereof, is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
VIST Financial Corp.

        We have audited the accompanying consolidated balance sheet of VIST Financial Corp. (a Pennsylvania corporation) and subsidiaries (the "Company") as of December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss) changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VIST Financial Corp. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VIST Financial Corp. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 28, 2012 expressed an unqualified opinion.

/s/ Grant Thornton, LLP
Philadelphia, Pennsylvania
March 28, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
VIST Financial Corp.
Wyomissing, Pennsylvania

        We have audited the accompanying consolidated balance sheets of VIST Financial Corp. and its subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VIST Financial Corp. and its subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC
Reading, Pennsylvania
March 21, 2011, except for the Troubled Debt Restructurings disclosure in Note 6, as to which the date is July 20, 2011

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Cash and due from banks	$16,361	$15,443
Federal funds sold	—	1,500
Interest-bearing deposits in banks	6,314	872

Total cash and cash equivalents	22,675	17,815
Securities available for sale	375,691	279,755
Securities held to maturity, fair value of $1,613 and $1,888 at December 31, 2011 and 2010, respectively	1,555	2,022
Federal Home Loan Bank stock	5,800	7,099
Mortgage loans held for sale	3,365	3,695
Loans, excluding covered loans	907,177	954,363
Covered loans	50,706	66,770

Total loans	957,883	1,021,133
Allowance for loan losses	(14,049)	(14,790)

Net loans	943,834	1,006,343
Premises and equipment, net	6,587	5,639
Other real estate owned	3,724	5,303
Covered other real estate owned	596	247
Goodwill	16,513	41,858
Identifiable intangible assets, net	3,319	3,795
Bank owned life insurance	19,830	19,373
FDIC prepaid deposit insurance	2,604	3,985
FDIC indemnification asset	6,381	7,003
Other assets	19,241	21,080

Total assets	$1,431,715	$1,425,012

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$129,394	$122,450
Interest bearing	1,058,055	1,026,830

Total deposits	1,187,449	1,149,280
Repurchase agreements	103,362	106,843
Borrowings	—	10,000
Junior subordinated debt, at fair value	18,534	18,437
Other liabilities	6,687	8,005

Total liabilities	1,316,032	1,292,565
Shareholders' equity:
Preferred stock: $0.01 par value; authorized 1,000,000 shares; $1,000 liquidation preference per share; 25,000 shares of Series A 5% (increasing to 9% in 2014) cumulative preferred stock issued and outstanding; Less: discount of $1,021 at December 31, 2011 and $1,480 at December 31, 2010	23,979	23,520
Common stock, $5.00 par value; authorized 20,000,000 shares; issued: 6,649,087 shares at December 31, 2011 and 6,546,273 shares at December 31, 2010	33,245	32,732
Stock warrant	2,307	2,307
Surplus	65,626	65,506
Retained (deficit) earnings	(10,644)	12,960
Accumulated other comprehensive income (loss)	1,361	(4,387)
Treasury stock: 10,484 shares at cost	(191)	(191)

Total shareholders' equity	115,683	132,447

Total liabilities and shareholders' equity	$1,431,715	$1,425,012

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Dollar amounts in thousands)

	Years Ended December 31,
	2011	2010	2009
Interest and dividend income:
Interest and fees on loans	$54,592	$51,158	$49,900
Interest on securities:
Taxable	11,804	10,920	11,453
Tax-exempt	1,263	1,646	1,253
Dividend income	87	59	115
Other interest income	63	304	19

Total interest and dividend income	67,809	64,087	62,740

Interest expense:
Interest on deposits	15,103	16,664	19,989
Interest on short-term borrowings	1	18	18
Interest on repurchase agreements	4,761	4,789	4,421
Interest on borrowings	7	408	1,509
Interest on junior subordinated debt	1,636	1,464	1,381

Total interest expense	21,508	23,343	27,318

Net interest income	46,301	40,744	35,422
Provision for loan losses	9,036	10,210	8,572

Net interest income after provision for loan losses	37,265	30,534	26,850

Non-interest income:
Commissions and fees from insurance sales	12,201	11,915	12,254
Customer service fees	1,673	2,046	2,443
Mortgage banking activities	832	1,082	1,255
Brokerage and investment advisory commissions and fees	610	737	714
Earnings on bank owned life insurance	457	423	391
Other commissions and fees	1,808	1,901	1,933
Gain on sale of equity interest	—	1,875	—
Loss on sale of other real estate owned	(1,245)	(1,640)	(1,117)
Other income	156	750	565
Net realized gains on sales of securities	1,473	691	344
Total other-than-temporary impairment losses:
Total other-than-temporary impairment losses on investments	(1,210)	(869)	(5,569)
Portion of (gain) loss recognized in other comprehensive loss	(309)	19	3,101

Net credit impairment loss recognized in earnings	(1,519)	(850)	(2,468)

Total non-interest income	16,446	18,930	16,314

Non-interest expense:
Salaries and employee benefits	24,115	21,979	22,134
Occupancy expense	4,977	4,415	4,160
Furniture and equipment expense	2,760	2,559	2,495
Outside processing services	3,778	3,908	3,983
Professional services	3,528	3,093	2,480
Marketing and advertising expense	1,575	1,022	1,011
FDIC deposit and other insurance expense	1,827	2,128	2,479
Amortization of identifiable intangible assets	476	543	647
Other real estate owned expense	1,704	2,558	1,445
Goodwill impairment	25,069	—	—
Other expense	4,648	3,740	3,752

Total non-interest expense	74,457	45,945	44,586

(Loss) income before income taxes	(20,746)	3,519	(1,422)
Income tax benefit	(165)	(465)	(2,029)

Net (loss) income	(20,581)	3,984	607
Preferred stock dividends and discount accretion	1,709	1,678	1,649

Net (loss) income available to common shareholders	$(22,290)	$2,306	$(1,042)

EARNINGS PER SHARE DATA
Basic (loss) earnings per common share	$(3.39)	$0.37	$(0.18)
Diluted (loss) earnings per common share	$(3.39)	$0.37	$(0.18)

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands, except share data)

	Preferred Stock		Common Stock
								Accumulated Other Comprehensive (Loss)/Income
	Number of Shares Issued	Liquidation Value	Number of Shares Issued	Par Value	Stock Warrant	Surplus	Retained Earnings/ (Deficit)		Treasury Stock	Total
Balance, January 1, 2009	25,000	22,693	5,768,429	28,842	2,307	64,349	14,757	(7,834)	(1,485)	123,629
Comprehensive income:
Net income	—	—	—	—	—	—	607	—	—	607
Change in net unrealized gains (losses) on securities available for sale, net of tax effect and reclassification adjustments for restated losses and impairment charges	—	—	—	—	—	—	—	3,322	—	3,322

Total comprehensive income										3,929

Preferred stock discount accretion	—	399	—	—	—	—	(399)	—	—	—
Reissuance of 57,870 shares of treasury stock	—	—	—	—	—	(870)	—	—	1,294	424
Restricted stock issued in connection with employee compensation	—	—	7,000	35	—	(35)	—	—	—	—
Common stock issued in connection with directors' compensation	—	—	28,243	141	—	77	—	—	—	218
Common stock issued in connection with director and employee stock purchase plans	—	—	15,502	78	—	25	—	—	—	103
Compensation expense related to stock options and restricted stock	—	—	—	—	—	198	—	—	—	198
Common stock cash dividends paid ($0.30 per share)	—	—	—	—	—	—	(1,732)	—	—	(1,732)
Preferred stock cash dividends paid or declared	—	—	—	—	—	—	(1,341)	—	—	(1,341)

Balance, December 31, 2009	25,000	23,092	5,819,174	29,096	2,307	63,744	11,892	(4,512)	(191)	125,428

Comprehensive income:
Net income	—	—	—	—	—	—	3,984	—	—	3,984
Change in net unrealized gains on securities available for sale, net of tax effect and reclassification adjustments for losses and impairment charges	—	—	—	—	—	—	—	544	—	544
Change in net unrealized losses on securities held to maturity, net of tax effect and reclassification adjustments for losses and impairment charges	—	—	—	—	—	—	—	(419)	—	(419)

Total comprehensive income										4,109

Issuance of common stock, net of costs of $321	—	—	644,000	3,220	—	1,611	—	—	—	4,831
Preferred stock discount accretion	—	428	—	—	—	—	(428)	—	—	—
Restricted stock issued in connection with employee compensation	—	—	14,500	73	—	(73)	—	—	—	—
Common stock issued in connection with directors' compensation	—	—	58,569	293	—	50	—	—	—	343
Common stock issued in connection with director and employee stock purchase plans	—	—	10,030	50	—	26	—	—	—	76
Compensation expense related to stock options and restricted stock	—	—	—	—	—	148	—	—	—	148
Common stock cash dividends paid ($0.20 per share)	—	—	—	—	—	—	(1,238)	—	—	(1,238)
Preferred stock cash dividends paid or declared	—	—	—	—	—	—	(1,250)	—	—	(1,250)

Balance, December 31, 2010	25,000	$23,520	6,546,273	$32,732	$2,307	$65,506	$12,960	$(4,387)	$(191)	$132,447

Comprehensive income:
Net loss	—	—	—	—	—	—	(20,581)	—	—	(20,581)
Change in net unrealized gains on securities available for sale, net of tax effect and reclassification adjustments for losses and impairment charges	—	—	—	—	—	—	—	5,355	—	5,355
Change in net unrealized losses on securities held to maturity, net of tax effect and reclassification adjustments for losses and impairment charges	—	—	—	—	—	—	—	393	—	393

Total comprehensive loss										(14,833)

Preferred stock discount accretion	—	459	—	—	—	—	(459)	—	—	—
Restricted stock issued in connection with employee compensation	—	—	73,083	365	—	(365)	—	—	—	—
Common stock issued in connection with directors' compensation	—	—	20,298	101	—	43	—	—	—	144
Common stock issued in connection with director and employee stock purchase plans	—	—	9,433	47	—	18	—	—	—	65
Compensation expense related to stock options and restricted stock	—	—	—	—	—	424	—	—	—	424
Common stock cash dividends paid ($0.20 per share)	—	—	—	—	—	—	(1,314)	—	—	(1,314)
Preferred stock cash dividends paid or declared	—	—	—	—	—	—	(1,250)	—	—	(1,250)

Balance, December 31, 2011	25,000	$23,979	6,649,087	$33,245	$2,307	$65,626	$(10,644)	$1,361	$(191)	$115,683

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	Years Ended December 31,
	2011	2010	2009
Net (loss) income	$(20,581)	$3,984	$607

Other comprehensive income:
Change in unrealized holding gains on available for sale securities	8,353	895	3,679
Change in non-credit impairment losses on available for sale securities	(286)	139	(769)
Reclassification adjustment for credit related impairment on available for sale securities realized in income	1,519	481	2,468
Change in non-credit impairment losses on held to maturity securities	596	(1,004)	—
Reclassification adjustment for credit related impairment on held to maturity securities realized in income	—	369	—
Reclassification adjustment for investment gains realized in income	(1,473)	(691)	(344)

Net unrealized gains	8,709	189	5,034
Income tax effect	(2,961)	(64)	(1,712)

Other comprehensive income	5,748	125	3,322

Total comprehensive income (loss)	$(14,833)	$4,109	$3,929

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities
Net (loss) income	$(20,581)	$3,984	$607
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	9,036	10,210	8,572
Provision for depreciation and amortization of premises and equipment	1,255	1,288	1,332
Amortization of identifiable intangible assets	476	543	647
Goodwill impairment	25,069	—	—
Deferred tax benefit	(146)	(674)	(3,958)
Director stock compensation	144	343	218
Net amortization of securities premiums	3,380	1,224	851
Amortization of mortgage servicing rights	31	114	150
Accretion of fair value discounts related to FDIC indemnification asset	(54)	(3)	—
Accretion of fair value discounts related to covered loans	(1,189)	(61)	—
Net realized losses on sales of and writedowns on other real estate owned	1,245	1,640	1,117
Impairment charge on investment securities recognized in earnings	1,519	850	2,468
Net realized gains on sales of securities	(1,473)	(691)	(344)
Gain on sale of equity interest	—	(1,875)	—
Proceeds from sales of loans held for sale	35,741	44,439	65,514
Net gains on sales of loans held for sale (included in mortgage banking activities)	(702)	(963)	(1,168)
Loans originated for sale	(34,709)	(45,209)	(64,025)
Realized gain on sale of premises and equipment	—	—	(25)
Earnings on bank owned life insurance	(457)	(423)	(398)
Decrease (increase) in FDIC prepaid deposit insurance	1,381	1,727	(5,712)
Decrease in FDIC indemnification asset	676	—	—
Compensation expense related to stock options and restricted stock	424	148	198
Net change in fair value of junior subordinated debt	97	(1,221)	1,398
Net change in fair value of interest rate swaps	(292)	1,027	(1,214)
(Decrease) increase in accrued interest receivable and other assets	(480)	6,052	82
Decrease in accrued interest payable and other liabilities	(1,028)	(435)	(1,528)

Net Cash Provided by Operating Activities	19,363	22,034	4,782

Cash Flow From Investing Activities
Investment securities:
Purchases—available for sale	(243,687)	(146,953)	(182,598)
Principal repayments, maturities and calls—available for sale	61,013	68,638	77,405
Principal repayments, maturities and calls—held to maturity	—	51	—
Proceeds from sales—available for sale	92,488	73,579	65,912
Net decrease (increase) in loans receivable	32,656	(57,519)	(41,232)
Net decrease in covered loans	16,546	1,986	—
Net decrease in Federal Home Loan Bank stock	1,299	283	—
Sales of other real estate owned	5,446	5,641	5,251
Proceeds from the sale of premises and equipment	—	—	259
Purchases of premises and equipment	(2,330)	(876)	(1,165)
Disposals of premises and equipment	127	65	76
Contingent payments	(250)	(250)	(250)
Net cash received from acquisitions	—	18,275	—

Net Cash Used In Investing Activities	(36,692)	(37,080)	(76,342)

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash Flow From Financing Activities
Net increase in deposits	38,169	34,584	170,298
Net decrease in federal funds purchased	—	—	(53,424)
Net decrease in short-term securities sold under agreements to repurchase	(3,481)	(8,353)	(4,890)
Repayments of long-term debt	(10,000)	(23,161)	(30,000)
Issuance of common stock	—	4,831	—
Reissuance of treasury stock	—	—	424
Proceeds from stock purchase plans	64	76	103
Tax benefits from employee stock transactions	1	—	—
Cash dividends paid on preferred and common stock	(2,564)	(2,488)	(2,863)

Net Cash Provided By Financing Activities	22,189	5,489	79,648

Increase (decrease) in cash and cash equivalents	4,860	(9,557)	8,088
Cash and Cash Equivalents:
January 1	17,815	27,372	19,284

December 31	$22,675	$17,815	$27,372

Cash Payments For:
Interest	$21,614	$23,569	$27,989

Taxes	$1,800	$600	$—

Supplemental Schedule of Non-cash Investing and Financing Activities
Transfer of loans receivable to other real estate owned	$4,753	$7,252	$11,326

Acquisitions (for more information, refer to Note 9—FDIC-Assisted Acquisition):
Assets acquired at fair value	$—	$105,084	$—
Liabilities assumed at fair value	—	(106,632)	—

Net liabilities assumed	$—	$(1,548)	$—

See Notes to Consolidated Financial Statements.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation:

        The consolidated financial statements include the accounts of VIST Financial Corp. (the "Company"), a bank holding company, which has elected to be treated as a financial holding company, and its wholly-owned subsidiaries, VIST Bank (the "Bank"), VIST Insurance, LLC ("VIST Insurance") and VIST Capital Management, LLC ("VIST Capital"). As of December 31, 2011, the Bank's wholly-owned subsidiary, VIST Mortgage Holdings, LLC was inactive. All significant inter-company accounts and transactions have been eliminated.

Nature of Operations:

        The Bank provides full banking services. VIST Insurance provides risk management services, employee benefits insurance and personal and commercial insurance coverage through multiple insurance companies. VIST Capital provides investment advisory and brokerage services. VIST Mortgage Holdings, LLC provides mortgage brokerage services through its limited partnership agreements with unaffiliated third parties involved in the real estate services industry. First Leesport Capital Trust I, Leesport Capital Trust II and Madison Statutory Trust I are trusts formed for the purpose of issuing mandatory redeemable debentures on behalf of the Company. These trusts are wholly-owned subsidiaries of the Company, but are not consolidated for financial statement purposes. See "Junior Subordinated Debt" in Note 12 to the consolidated financial statements. The Company and the Bank are subject to the regulations of various federal and state agencies and undergo periodic examinations by various regulatory authorities.

Basis of Presentation:

        The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for year end financial information and with the instructions to Form 10-K. All significant inter-company accounts and transactions have been eliminated. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the results for the year ended December 31, 2011 have been included.

Subsequent Events:

        Effective April 1, 2009, the Company adopted FASB ASC 855, Subsequent Events. FASB ASC 855 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FASB ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred after December 31, 2011 through the date these financial statements were issued and determined that no further disclosures were required.

        On January 25, 2012, the Company entered into a its definitive merger agreement under which Tompkins Financial will acquire VIST Financial Corp. VIST Bank will operate as a subsidiary of Tompkins Financial with a separate banking charter, local management team, and local Board of

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

Directors. The transaction is expected to close early in the third quarter of 2012, subject to required regulatory approvals and other customary conditions, including required shareholder approval. For further information related to the merger, see Note 2—Merger with Tompkins Financial Corp.

Use of Estimates:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the potential impairment of goodwill, intangible assets, the potential impairment on restricted stock, the valuation of deferred tax assets, the calculations of income tax provisions, fair value disclosures and the determination of other-than-temporary impairment on investment securities.

Significant Group Concentrations of Credit Risk:

        Most of the Company's banking, insurance and wealth management activities are with customers located within Berks, Schuylkill, Philadelphia, Montgomery, Chester and Delaware Counties, as well as, within other southeastern Pennsylvania market areas. Note 5 to the consolidated financial statements included in this Form 10-K details the Company's investment securities portfolio for both available for sale and held to maturity investments. Note 6 to the consolidated financial statements included in this Form 10-K details the Company's loan concentrations. Although the Company has a diversified loan portfolio, its debtors' ability to honor contracts is influenced by the region's economy.

Reclassifications:

        Certain amounts previously reported have been reclassified to conform to the financial statement presentation for 2011. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

Cash and Cash Equivalents:

        For purposes of reporting the consolidated statement of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing demand deposits with banks, and federal funds sold. Generally, federal funds sold are for one-day periods. The Federal Reserve Bank requires the Bank to maintain reserve balances. For the year 2011 and 2010, the average of the daily reserve balances required to be maintained approximated $689,000 and $3.3 million, respectively.

Investment Securities and Related Impairment Evaluation:

        Certain debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. For the years ended December 31, 2011, 2010 and 2009, respectively, there were no securities classified as trading, therefore, there were no gains or losses included in earnings that were a result of transfers of securities from the available for sale category into a trading category. There were no sales or transfers from securities classified as held to maturity.

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

Federal Home Loan Bank Stock and Related Impairment Evaluation:

        The Bank is required to maintain certain amounts of FHLB Stock as a voluntary member of the FHLB. These equity securities are "restricted" in that they can only be sold back to the respective institutions or another member institution at par; therefore, they are less liquid than other tradable equity securities and are carried at amortized cost.

        The FHLB announced in December 2008 that it voluntarily suspended the payment of dividends and the repurchase of excess capital stock from member banks. As of December 31, 2011, the FHLB last paid a dividend in the third quarter of 2008. Accounting guidance indicates that an investor in FHLB capital stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that should reflect the investor's view of FHLB's long-term performance, which includes factors such as its operating performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes on FHLB, and accordingly, on the members of FHLB and its liquidity and funding position. As a result of improved core earnings and a decrease in OTTI charges on non-agency investment securities, the FHLB repurchased stock totaling $283,000 and $1.3 million in 2010 and 2011, respectively. Also, subsequent to December 31, 2011, in February 2012 the FHLB continued its policy of repurchasing 5% of the Bank's excess outstanding FHLB Stock investment and reinstated paying a .10% cash dividend on the Bank's average outstanding FHLB Stock balance. Based on the financial results of the FHLB for the year-ended December 31, 2011 and 2010, management believes that the suspension of both the dividend payments and excess capital stock repurchase is temporary in nature. Management further believes that the FHLB will continue to be a primary source of wholesale liquidity for both short-term and long-term funding and has concluded that its investment in FHLB Stock is not other-than-temporarily impaired. After evaluating all of these considerations, the Company believes the par value of its shares will be recovered. Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

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

Covered Loans:

        In connection with the acquisition discussed in Note 9, the Bank has purchased loans of a failed bank, some of which have shown evidence of credit deterioration since origination. These purchased loans were recorded at the amount paid, such that there was no carryover of the seller's allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Of the loans acquired with evidence of credit deterioration, some of the loans were aggregated into ten pools of loans based on common risk characteristics such as credit risk and loan type. The cash flows

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

expected over the life of the pools are estimated using an internal cash flow model that projects cash flows and calculates the carrying values of the pools, book yields, effective interest income and impairment, if any, based on pool level events. Assumptions as to cumulative loss rates and prepayment speeds are utilized to calculate the expected cash flows. Other loans acquired in the acquisition evidencing credit deterioration were recorded initially at the amount paid. For pools or loans or individual loans evidencing credit deterioration, the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the pool or loan's contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

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

        Purchased performing loans were recorded at fair value, including a credit discount. Credit losses on acquired performing loans are estimated based on analysis of the performing portfolio. Such estimated credit losses are recorded as non-accretable discounts in a manner similar to purchased impaired loans. The fair value discount other than for credit loss is accreted as an adjustment to yield over the estimated lives of the loans. Interest is accrued daily on the outstanding principal balances of purchased performing loans. Fair value adjustments are also accreted into income over the estimated lives of the loans on a level yield basis.

        Prospective losses incurred on Covered loans are eligible for partial reimbursement by the FDIC under loss sharing agreements. Subsequent decreases in the amount expected to be collected result in a provision for credit losses, an increase in the allowance for loan losses, and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected result in the reversal of any previously-recorded provision for credit losses and related allowance for loan loss and adjustments to the FDIC receivable, or prospective adjustment to the accretable yield if no provision for credit losses had been recorded.

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

        The Company collectively evaluates certain smaller balance homogeneous loans for impairment.

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

        Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate, an extension of a loan's stated maturity date or a change in the loan payment to interest-only. For troubled debt restructurings on loans that are accruing interest, the Company will continue to accrue interest based upon the modified terms. Troubled debt restructurings on loans not accruing interest are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are classified as impaired.

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

Covered Other Real Estate Owned

        Other real estate acquired through foreclosure covered under loss sharing agreements with the FDIC is reported exclusive of expected reimbursement cash flows from the FDIC. Subsequent decreases to the estimated recoverable value of covered other real estate result in a reduction of covered other real estate, and a charge to non-interest income, and an increase in the FDIC receivable for the estimated amount to be reimbursed, with a corresponding amount recorded in non-interest income.

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

Bank Owned Life Insurance:

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

FDIC Indemnification Asset

        Under the terms of the loss sharing agreements with the FDIC, which is a significant component of the acquisition discussed in Note 9, the FDIC will absorb 70% of the losses and certain related expenses and share in loss recoveries on loans and other real estate owned covered under the loss share agreements. The FDIC indemnification asset is measured separately from each of the covered asset categories. The indemnification asset represents the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets based on the credit adjustment estimated for each covered asset and the loss sharing percentages. These cash flows are discounted at a rate to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The FDIC indemnification asset will be reduced as losses are recognized on covered assets and loss sharing payments are received from the FDIC.

        When cash flow estimates are adjusted downward for a particular loan or pool, the FDIC indemnification asset is increased. An allowance for loan losses is established for the impairment of the loans. A provision for loan losses is recognized for the difference between the increase in the FDIC indemnification asset and the decrease in cash flows.

        When cash flow estimates are adjusted upward for a particular loan pool, the FDIC indemnification asset is decreased. The difference between the decrease in the FDIC indemnification

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

asset and the increase in cash flows is accreted over the estimated life of the loan pool or individual loans.

FDIC Assisted Acquisition:

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

Mortgage Servicing Rights:

        Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. As of December 31, 2011, the Company had no mortgage servicing rights.

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

Goodwill and Other Intangible Assets:

        The excess of the cost of an acquisition over the fair value of the net assets acquired consists of goodwill. Under the provisions of ASC Topic 350, goodwill is subject to at least annual assessments for impairment by applying a fair value based test. The Company tests for goodwill impairment at least annually, or more frequently if events and circumstances indicate that the asset might be impaired.

        Other intangible assets include typically include core deposit intangibles, customer related intangibles and covenants not to compete. Core deposit intangibles represent a premium paid to acquire a base of stable, low cost deposits in the acquisition of a bank, or a bank branch, using purchase accounting. The amortization period for core deposit intangible is 7 years using a straight-line method. The covenants not to compete are amortized on a straight-line basis over 3 to 7 years, while the customer related intangible is amortized on an accelerated basis over a range of 10 to 20 years. The amortization period is monitored to determine if circumstances require such periods to be revised. The Company periodically reviews its intangible assets for changes in circumstances that may indicate the carrying amount of the asset is impaired.

Income Taxes:

        Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carry-forwards and tax credit carry-forwards, while deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Equity Method Investment:

        On December 29, 2003, the Bank entered into a limited partner subscription agreement with Midland Corporate Tax Credit XVI Limited Partnership, where the Bank receives special tax credits and other tax benefits. The Bank subscribed to a 6.2% interest in the partnership, which is subject to an adjustment depending on the final size of the partnership at a purchase price of $5.0 million. This investment of $2.5 million and $2.8 million is recorded in other assets as of December 31, 2011 and 2010, respectively, and is not guaranteed; therefore, it is accounted for in accordance with FASB ASC 970, "Accounting for Investments in Real Estate Ventures" using the equity method.

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

        The Company's insurance, investment and mortgage banking operations are managed separately from the Bank. The mortgage banking operation offers residential lending products and generates revenue primarily through gains recognized on loan sales. VIST Insurance provides coverage for commercial, individual, surety bond, and group and personal benefit plans. VIST Capital Management provides services for individual financial planning, retirement and estate planning, investments, corporate and small business pension and retirement planning (See Note 18—Segment and Related Information, for segment related information on the Bank, mortgage banking, VIST Insurance and VIST Capital Management).

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

Note 2. Merger with Tompkins Financial Corp.

        On January 25, 2012, the Company entered into a definitive merger agreement under which Tompkins Financial will acquire VIST Financial Corp. Based on the average of the closing prices of Tompkins Financial common stock for the 20 trading days ending January 24, 2012, the all stock transaction is valued at approximately $86.0 million at the time of signing the merger agreement, or $12.50 per VIST common share. Under the terms of the merger agreement, VIST shareholders will receive 0.3127 shares of Tompkins Financial common stock for each share of VIST common stock held. The exchange ratio is subject to adjustment based on the average of the closing prices of Tompkins Financial common stock for the 20 business days ending three business days prior to the VIST shareholder meeting called to consider the merger agreement (the "Average Closing Price"). If the Average Closing Price is more than $43.98, the Exchange Ratio shall be 0.2842; and if the Average Closing Price is less than $35.98, the Exchange Ratio shall be 0.3475.

        VIST Bank will operate as a subsidiary of Tompkins Financial with a separate banking charter, local management team, and local Board of Directors. The Boards of Directors of both companies have approved the transaction, which is expected to close early in the third quarter of 2012, subject to required regulatory approvals and other customary conditions, including required shareholder approval.

Note 3. Recently Issued Accounting Standards:

        In April 2011, the FASB issued (ASU) 2011-02 Receivables (Topic 310) A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This Update gives creditors additional guidance and clarification for evaluating whether or not a creditor has granted a concession and whether or not a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. No significant impact to amounts reported in the consolidated financial position or results of operations occurred from the adoption of ASU 2011-02.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Recently Issued Accounting Standards: (Continued)

        In May 2011, the FASB issued (ASU) 2011-04 Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The purpose of this Update is to change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This Update clarifies the Board's intent about the application of existing fair value measurement and disclosure requirements and includes changes to particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The amendments in this Update are effective during interim and annual period beginning on or after December 15, 2011. Early application by public entities is not permitted. No significant impact to amounts reported in the consolidated financial position or results of operations is expected from the adoption of ASU 2011-04.

        In June 2011, the FASB issued (ASU) 2011-05 Comprehensive Income (Topic 220) Presentation of Comprehensive Income. The purpose of this Update is to indicate that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued (ASU) 2011-12 which deferred the effective date of this amendment until the first interim or annual period beginning on or after December 15, 2011 which should be applied retrospectively. The Bank elected to early adopt this update. There were no significant impact to amounts reported in the consolidated financial position or results of operations.

        In September 2011, the FASB issued (ASU) 2011-08 Intangibles—Goodwill and Other (Topic 350) Testing Goodwill for Impairment. The purpose of this amendment is to simplify how entities test goodwill for impairment. This amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. These amendments are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early application is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. No significant impact to amounts reported in the consolidated financial position or results of operations is expected from the adoption of ASU 2011-08. The Bank elected not to early adopt this update.

        In December 2011, the FASB issued (ASU) 2011-11 Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities. The purpose of this amendment is to facilitate comparison between

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Recently Issued Accounting Standards: (Continued)

those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. This amendment requires an entity to address significant differences in amounts presented in the statements of financial position by disclosing both gross and net information about instruments and transactions eligible for offset. This amendment covers derivatives, sale and repurchase agreements and reverse sale and repurchase agreements. These amendments are effective for annual reporting periods beginning on or after January 1, 2013. No significant impact to amounts reported in the consolidated financial position or results of operations is expected from the adoption of ASU 2011-11.

Note 4. Earnings Per Common Share:

        Basic earnings per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if options to issue common stock were exercised. Potential common shares that may be issued related to outstanding stock options are determined using the treasury stock method. Stock options with exercise prices that exceed the average market price of the Company's common stock during the periods presented are excluded from the dilutive earrings per common share calculation. For the years ended December 31, 2011, 2010 and 2009, anti-dilutive common stock options totaled 870,569, 579,270 and 645,036, respectively.

        The Company's calculation of earnings (loss) per common share for the years ended December 31, 2011, 2010, and 2009 is presented below:

	Years ended December 31,
	2011	2010	2009
	(Dollar amounts in thousands)
Net (loss) income	$(20,581)	$3,984	$607
Less: preferred stock dividends	(1,250)	(1,250)	(1,250)
Less: preferred stock discount accretion	(459)	(428)	(399)

Net (loss) income available to common shareholders	$(22,290)	$2,306	$(1,042)

Average common shares outstanding	6,577,137	6,275,341	5,780,541
Effect of dilutive stock options	—	42,444	—

Average common shares used to calculate diluted earnings per common share	6,577,137	6,317,785	5,780,541

EARNINGS PER SHARE DATA
Basic (loss) earnings per common share	$(3.39)	$0.37	$(0.18)
Diluted (loss) earnings per common share	$(3.39)	$0.37	$(0.18)

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available For Sale and Securities Held to Maturity

        The amortized cost and estimated fair values of securities available for sale and securities held to maturity were as follows at December 31, 2011 and 2010:

	December 31, 2011				December 31, 2010
Securities Available For Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollar amounts in thousands)
U.S. Government agency securities	$11,298	$853	$(64)	$12,087	$11,648	$366	$(224)	$11,790
Agency residential mortgage-backed debt securities	318,620	7,407	(1,056)	324,971	216,956	6,220	(811)	222,365
Non-Agency collateralized mortgage obligations	8,166	5	(1,928)	6,243	13,663	—	(3,648)	10,015
Obligations of states and political subdivisions	24,647	790	—	25,437	33,141	18	(2,252)	30,907
Trust preferred securities—single issuer	500	—	(375)	125	500	1	—	501
Trust preferred securities—pooled	4,564	—	(2,736)	1,828	5,396	—	(4,912)	484
Corporate and other debt securities	2,570	—	(115)	2,455	1,117	—	(69)	1,048
Equity securities	3,224	38	(717)	2,545	3,345	30	(730)	2,645

Total investment securities available for sale	$373,589	$9,093	$(6,991)	$375,691	$285,766	$6,635	$(12,646)	$279,755

	December 31, 2011
Securities Held To Maturity	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(Dollar amounts in thousands)
Trust preferred securities—single issuer	$978	$—	$978	$58	$—	$1,036
Trust preferred securities—pooled	617	(40)	577	—	—	577

Total investment securities held to maturity	$1,595	$(40)	$1,555	$58	$—	$1,613

	December 31, 2010
	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(Dollar amounts in thousands)
Trust preferred securities—single issuer	$2,007	$—	$2,007	$26	$(160)	$1,873
Trust preferred securities—pooled	650	(635)	15	—	—	15

Total investment securities held to maturity	$2,657	$(635)	$2,022	$26	$(160)	$1,888

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available For Sale and Securities Held to Maturity (Continued)

        The age of unrealized losses and fair value of related investment securities available for sale and investment securities held to maturity at December 31, 2011 and December 31, 2010 were as follows:

	December 31, 2011
	Less than Twelve Months			More than Twelve Months			Total
Securities Available for Sale	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
	(Dollar amounts in thousands)
U.S. Government agency securities	$5,201	$(64)	1	$—	$—	—	$5,201	$(64)	1
Agency residential mortgage-backed debt securities	101,487	(957)	39	10,233	(99)	4	111,720	(1,056)	43
Non-Agency collateralized mortgage obligations	136	(11)	1	5,611	(1,917)	6	5,747	(1,928)	7
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Trust preferred securities—single issuer	125	(375)	1	—	—	—	125	(375)	1
Trust preferred securities—pooled	—	—	—	1,828	(2,736)	6	1,828	(2,736)	6
Corporate and other debt securities	1,444	(56)	1	1,011	(59)	2	2,455	(115)	3
Equity securities	1,067	(48)	3	870	(669)	21	1,937	(717)	24

Total investment securities available for sale	$109,460	$(1,511)	46	$19,553	$(5,480)	39	$129,013	$(6,991)	85

	December 31, 2011
	Less than Twelve Months			More than Twelve Months			Total
Securities Held To Maturity	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
	(Dollar amounts in thousands)
Trust preferred securities—single issue	$—	$—	—	$—	$—	—	$—	$—	—
Trust preferred securities—pooled	—	—	—	577	(40)	1	577	(40)	1

Total investment securities held to maturity	$—	$—	—	$577	$(40)	1	$577	$(40)	1

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available For Sale and Securities Held to Maturity (Continued)

	December 31, 2010
	Less than Twelve Months			More than Twelve Months			Total
Securities Available for Sale	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
	(Dollar amounts in thousands)
U.S. Government agency securities	$4,244	$(224)	3	$—	$—	—	$4,244	$(224)	3
Agency residential mortgage-backed debt securities	43,774	(811)	21	—	—	—	43,774	(811)	21
Non-Agency collateralized mortgage obligations	1,510	(6)	1	7,450	(3,642)	8	8,960	(3,648)	9
Obligations of states and political subdivisions	27,200	(2,130)	31	965	(122)	2	28,165	(2,252)	33
Trust preferred securities—single issuer	—	—	—	—	—	—	—	—	—
Trust preferred securities—pooled	—	—	—	484	(4,912)	8	484	(4,912)	8
Corporate and other debt securities	934	(66)	1	114	(3)	1	1,048	(69)	2
Equity securities	989	(11)	1	1,031	(719)	22	2,020	(730)	23

Total investment securities available for sale	$78,651	$(3,248)	58	$10,044	$(9,398)	41	$88,695	$(12,646)	99

	December 31, 2010
	Less than Twelve Months			More than Twelve Months			Total
Securities Held To Maturity	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
	(Dollar amounts in thousands)
Trust preferred securities—single issue	$870	$(160)	1	$—	$—	—	$870	$(160)	1
Trust preferred securities—pooled	—	—	—	15	(635)	1	15	(635)	1

Total investment securities held to maturity	$870	$(160)	1	$15	$(635)	1	$885	$(795)	2

        At December 31, 2011, there were 46 securities with unrealized losses in the less than twelve month category and 40 securities with unrealized losses in the twelve month or more category.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available For Sale and Securities Held to Maturity (Continued)

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

        If a decline in market value of a security is determined to be other than temporary, under U.S. GAAP, we are required to write these securities down to their estimated fair value. As of December 31, 2011, we owned single issuer and pooled trust preferred securities of other financial institutions, private label collateralized mortgage obligations and equity securities whose aggregate historical cost basis is greater than their estimated fair value. We reviewed all investment securities and have identified those securities that are other-than-temporarily impaired. The losses associated with these other-than-temporarily impaired securities have been bifurcated into the portion of non-credit

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available For Sale and Securities Held to Maturity (Continued)

impairment losses recognized in other comprehensive loss and into the portion of credit impairment losses recorded in earnings. We perform an ongoing analysis of all investment securities utilizing both readily available market data and third party analytical models. Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities. If such decline in these securities is determined to be other than temporary, we will write them down through a charge to earnings to their then current fair value.

        A.    Obligations of U. S. Government Agencies and Corporations.    The net unrealized losses on the Company's investments in obligations of U.S. Government agencies were caused by changing credit spreads in the market as a result of current monetary policy and fluctuating interest rates. At December 31, 2011, the fair value of the U. S. Government agencies and corporations bonds represented 3.2% of the total fair value of the available for sale securities held in the investment securities portfolio. The contractual cash flows are guaranteed by an agency of the U.S. Government. Because the Company does not have the intent to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011. Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

        B.    Mortgage-Backed Debt Securities.    The net unrealized losses on the Company's investments in federal agency residential mortgage-backed securities and corporate (non-agency) collateralized mortgage obligations ("CMO") were primarily caused by changing credit and pricing spreads in the market and fluctuating interest rates. At December 31, 2011, federal agency residential mortgage-backed securities and collateralized mortgage obligations represented 86.5% of the total fair value of available for sale securities held in the investment securities portfolio. Corporate (non-agency) collateralized mortgage obligations represented 1.7% of the total fair value of available for sale securities held in the investment securities portfolio. The Company purchased those securities at a price relative to the market at the time of the purchase. The contractual cash flows of those federal agency residential mortgage-backed securities are guaranteed by the U.S. Government. Because the decline in the market value of agency residential mortgage-backed debt securities is primarily attributable to changes in market pricing since the time of purchase and not credit quality, and because the Company does not have the intent to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011. Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

        As of December 31, 2011, the Company owned 8 corporate (non-agency) collateralized mortgage obligation issues in super senior or senior tranches of which 7 corporate (non-agency) collateralized mortgage obligation issues aggregate historical cost basis is greater than estimated fair value. At December 31, 2011, all 8 non-agency CMO's with an amortized cost basis of $8.2 million were collateralized by residential real estate. The Company uses a two step modeling approach to analyze each non-agency CMO issue to determine whether or not the current unrealized losses are due to credit impairment and therefore other-than-temporarily impaired ("OTTI"). Step one in the modeling process applies default and severity credit vectors to each security based on current credit data detailing delinquency, bankruptcy, foreclosure and real estate owned (REO) performance. The results of the credit vector analysis are compared to the security's current credit support coverage to determine if the security has adequate collateral support. If the security's current credit support coverage falls below certain predetermined levels, step two is utilized. In step two, the Company uses a third party to

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available For Sale and Securities Held to Maturity (Continued)

assist in calculating the present value of current estimated cash flows to ensure there are no adverse changes in cash flows during the quarter leading to an other-than-temporary-impairment. Management's assumptions used in step two include default and severity vectors and prepayment assumptions along with various other criteria including: percent decline in fair value; credit rating downgrades; probability of repayment of amounts due, credit support and changes in average life. Two non-agency CMO securities qualified for the step two modeling approach which produced an OTTI credit loss for the three and twelve month periods ended December 31, 2011 of $566,000 and $1,182,000, respectively. None of the 8 non-agency CMO's are currently deferring or are in default of interest payments to the Company. Because of the results of the modeling process and because the Company does not have the intent to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider the remaining non-agency CMO investments with no prior OTTI charges to be other-than-temporarily impaired at September 30, 2011. Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or AOCI to reduce the securities to their then current fair value.

        C.    State and Municipal Obligations.    The net unrealized losses on the Company's investments in state and municipal obligations were primarily caused by changing credit spreads in the market as a result of current monetary policy and fluctuating interest rates. At December 31, 2011, state and municipal obligation bonds represented 6.8% of the total fair value of available for sale securities held in the investment securities portfolio. The Company purchased those obligations at a price relative to the market at the time of the purchase, and the tax advantaged benefit of the interest earned on these investments reduces the Company's federal tax liability. Because the Company does not have the intent to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011. Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

        D.    Corporate and Other Debt Securities and Trust Preferred Securities.    Included in corporate and other debt securities available for sale at December 31, 2011, was 1 asset-backed security and 2 corporate debt issues representing 0.7% of the total fair value of available for sale securities. The net unrealized losses on other debt securities relate primarily to changing pricing due to the ongoing economic downturn affecting these markets and not necessarily the expected cash flows of the individual securities. Due to market conditions, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time. Because the Company has analyzed the credit risk and cash flow characteristics of these securities and the Company does not have the intent to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

        Included in trust preferred securities were single issue, trust preferred securities ("TRUPS" or "CDO") representing 0.1% and 64.2% of the total fair value of available for sale securities and the total held to maturity securities, respectively, and pooled TRUPS representing 0.5% and 35.8% of the total fair value of available for sale securities and the total held to maturity securities, respectively.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available For Sale and Securities Held to Maturity (Continued)

        As of December 31, 2011, the Company owned 2 single issuer TRUPS issues and 7 pooled TRUPS issues of other financial institutions. In the fourth quarter of 2011, 1 single issuer TRUPS issue and 1 pooled TRUPS issue prepaid in full. At December 31, 2011, the historical cost basis of 1 single issuer TRUPS and 7 pooled TRUPS was greater than each security's estimated fair value. Investments in TRUPs in which the historical cost basis was greater than each security's estimated fair value included (a) amortized cost of $500,000 of single issuer TRUPS of other financial institutions with a fair value of $375,000 and (b) amortized cost of $5.2 million of pooled TRUPS of other financial institutions with a fair value of $2.4 million. The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies. The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary with the exception of 5 pooled TRUPS which were other than temporarily impaired at December 31, 2011. For the three months ended December 31, 2011, the Company did not recognized any credit impairment charges to earnings on any available for sale or held to maturity pooled TRUPS investment security as the Company's estimate of projected cash flows it expects to receive for these TRUPs was greater than the security's carrying value. For the year ended December 31, 2011, the Company recognized a net credit impairment charge to earnings of $296,000 on 4 available for sale pooled TRUPS as the Company's estimate of projected cash flows it expected to receive for these TRUPs prior to the fourth quarter of 2011 was less than the security's carrying value. For the year ended December 31, 2011, the OTTI losses recognized on available for sale pooled trust preferred securities resulted primarily from higher estimates for collateral defaults and deferrals as a result of stressed economic conditions affecting the financial services industry. During the fourth quarter of 2011, the Company adjusted its estimates for collateral defaults and deferrals based on many issuers prepaying issues or curing previous defaults and deferrals through recapitalization or through mergers and acquisitions.

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

Collateral Cash Flows

        The aggregated loan level cash flows are primarily dependent on the estimated speeds at which the trust preferred securities are expected to prepay, the estimated rates at which the trust preferred securities are expected to defer payments, the estimated rates at which the trust preferred securities are expected to default, and the severity of the losses on securities which default.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available For Sale and Securities Held to Maturity (Continued)

Prepayment Assumptions

        Trust preferred securities generally allow for prepayment without a prepayment penalty any time after five years. Prior to August 2007, the spread to the benchmark on trust preferred securities narrowed. Because of the narrowing of spreads, many financial institutions prepaid their outstanding trust preferred securities at the five year mark and refinanced. As a result, many industry experts valuing the CDOs were using relatively high prepayment speed assumptions. However, due to the lack of new trust preferred issuances and the relatively poor conditions of the financial institution industry, the model is forecasting relatively modest rates of prepayment over the long-term.

        Nevertheless, the recently enacted Dodd-Frank act could affect prepayments of trust preferred securities in the collateral pool. Depository institution holding companies with more than $15 billion of total assets at December 31, 2009 will no longer be able to count trust preferred securities as Tier 1 regulatory capital beginning January 1, 2013. Similarly, US bank holding company subsidiaries of foreign banking organizations with more than $15 billion in total assets will no longer be able to count trust preferred securities as Tier 1 capital beginning July 1, 2015.

        On the other hand, many of the trust preferred securities contained in the collateral pools of trust preferred collateralized debt obligations were issued at relatively favorable interest rates, including floating rate securities with relatively modest spreads compared to the rates in the marketplace today. The model believes that many of these issues represent an efficient long-term funding mechanism and will not necessarily be prepaid based on the change in capital treatment. In order to estimate the increase in near-term prepayments resulting from this legislation, the model first identified all fixed rate trust preferred securities issued by banks with more than $15 billion in total assets at December 31, 2009. The model also identified the holding companies' approximate cost of long-term funding given their rating and marketplace interest rates. The model assumed that any holding company that could refinance for a cost savings of more than 2 percent will refinance and will do so on January 1, 2013, or July 1, 2015 at the end of the respective transition period.

        Prepayments affect the securities in three ways. First, prepayments lower the absolute amount of excess spread, an important credit enhancement. Second, the prepayments are directed to the senior tranches, the effect of which is to increase the overcollateralization of the mezzanine layer. However, the prepayments can lead to adverse selection in which the strongest institutions have prepaid, leaving the weaker institutions in the pool, thus mitigating the effect of the increased overcollateralization. Third, prepayments can limit the numeric and geographic diversity of the pool, leading to concentration risks.

Bank Deferral and Default Rates

        Trust preferred securities include a provision that allows the issuing bank to defer interest payments for up to five years. The model's estimates for the rates of deferral are based on the financial condition of the trust preferred issuers in the pool. The model first estimates a near-term rate of deferral based on the financial condition of these issuers. The model then assumes the deferrals will return to their historical levels.

        The model's estimates for the conditional default rates (CDR) are based on the payment characteristics of the trust preferred securities themselves (e.g. current, deferred, or defaulted) as well as the financial condition of the trust preferred issuers in the pool. The model first estimates a

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available For Sale and Securities Held to Maturity (Continued)

near-term CDR based on the financial condition of the issuers in the pool. In 2013 and beyond, the CDR rate is calculated based upon a comparison of certain key financial ratios of the active issuers in the deal to all FDIC insured bank institutions. The model's estimates for the near-term rates of deferral and CDR are based on key financial ratios relating to the financial institutions' capitalization, asset quality, profitability and liquidity. Also, the model considers the CDO's most recent ratings from outside services including Standard & Poors, Moodys, and Fitch, as well as, the most recent stock price information for each financial institution in the CDO, whether or not the financial institution has received TARP funding, recent summaries of regulatory actions to the extent they are available as well as any news related to the banks we are analyzing, including offers to redeem the trust preferred securities, and whether the bank has the ability to generate additional capital—internally or externally.

        The model bases the assumption of longer-term rates of deferral and defaults on historical averages as detailed in readily available third party research reports. The research report defines a default as any instance when a regulator takes an active role in a bank's operations under a supervisory action. This definition of default is distinct from failure. The research report considers a bank to have defaulted if it falls below minimum capital requirements or becomes subject to regulatory actions including a written agreement, or a cease and desist order. The research report calculates the default rate as a fraction in which the numerator represents the number of issuers that default and the denominator represents the number of banks at risk of defaulting. The research also performed a "cohort" analysis, the purpose of which is to determine the default rate of the original population over a number of years.

        The fact that an issuer defaults on a loan, does not necessarily mean that the investor will lose all of their investment. Thus, it is important to understand not only the default assumption, but also the expected loss given a default, or the loss severity assumption. The model uses published rating agency methodology for rating trust preferred/hybrid securities loss severity assumptions.

Note Waterfall

        The trust preferred securities CDOs have several tranches: Senior tranches, Mezzanine tranches, and the Residual or income tranches. Financial institutions generally invested in the mezzanine tranches, which were usually rated A or BBB at the time of purchase.

        The Senior and Mezzanine tranches were over-collateralized at issuance, meaning that the par value of the underlying collateral was more than the balance issued on these tranches. The terms generally provide that if the performing collateral balances fall below certain "triggers", then income is diverted from the residual tranches to pay the Senior and Mezzanine Tranches. If significant deferrals occur, income could also be diverted from the Mezzanine tranches to pay the Senior tranches.

        Collateral cash flows are calculated based on the attributes of the trust preferred securities as of the collateral cut-off date corresponding to the disclosure date referenced in this document along with the model's valuation input assumptions for the underlying collateral. Cash flows are then allocated to securities by priority based upon the cash flow waterfall rules provided in the prospectus supplement. The allocations are based on the overcollateralization and interest coverage tests (triggers), events of default and liquidation, deferrals of interest, mandatory auction calls, optional redemptions and any interest rate hedge agreements.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available For Sale and Securities Held to Maturity (Continued)

Internal Rate of Return

        Internal rates of return (IRR) are the pre-tax yield rates used to discount the future cash flow stream expected from the collateral cash flows. The marketplace for the pooled trust security CDOs is not active. This is evidenced by a significant widening of the bid/ask spreads in the markets in which the CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and only a very small number of trust preferred CDOs have been issued since 2007.

        The model explicitly calculates the credit component utilizing conditional default and loss severity vectors within the cash flow valuation model. The model relies on FASB ASC paragraph 820-10-55-5 to provide guidance on the discount rates to be used when a market is not active. According to the standard, the discount rate should take into account all of the following factors: (1) the time value of money (risk free rate), (2) price for bearing the uncertainty in the cash flows (risk premium), and (3) other case specific factors that would be considered by market participants, including a liquidity adjustment.

        The model combines the risk free rate to the corporate bond spread for banks to determine the credit valuation adjustment is included within these values. To remove the credit component the model uses the credit default swap rates for financial companies as a proxy for credit based on various terms and provides discount rates that are exclusive of the credit component. The model then backs out the Swap / LIBOR curve in order to get back to a floating rate spread. Characteristics of the securities and their related collateral may cause adjustment to these values. Additionally, the model's discount rate estimates come from conversations with major financial institutions regarding assumptions they are using for highly rated assets, from opportunistic hedge funds regarding assumptions they are using to bid on lower and unrated assets, and other industry experts. The model has observed a relatively wide range of discount rates used to estimate fair value.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available For Sale and Securities Held to Maturity (Continued)

        The following table provides additional information related to our pooled trust preferred securities as of December 31, 2011:

December 31, 2011
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain/Loss	Lowest Credit Rating	# of Performing Issuers	Actual Deferrals/ Defaults	Expected Deferrals/ Defaults	Current Outstanding Collateral Balance	Current Tranche Subordination	Actual Defaults/ Deferrals as a % of Outstanding Collateral	Expected Deferrals/ Defaults as a % of Remaining Collateral	Excess Subordination as a % of Current Performing Collateral
	(Dollar amounts in thousands)
Pooled trust preferred available for sale securities for which an other-than-temporary inpairment charge has been recognized:
Holding #2	Class B-2	$585	$300	$(285)	Ca (Moody's)	16	$121,250	$—	$239,250	$33,000	50.7%	0.0%	0.0%
Holding #3	Class B	487	245	(242)	Caa3 (Moody's)	18	134,100	—	345,500	62,650	38.8%	0.0%	0.0%
Holding #4	Class B-2	894	368	(526)	Ca (Moody's)	19	99,750	—	267,000	38,500	37.4%	0.0%	0.0%
Holding #5	Class B-3	335	115	(220)	Ca (Moody's)	43	185,280	7,500	573,745	53,600	32.3%	1.9%	0.0%

	Total	$2,301	$1,028	$(1,273)

Pooled trust preferred held to maturity securities for which an other-than-temporary inpairment charge has been recognized:
Holding #9	Mezzanine	617	577	(40)	Ca (Moody's)	18	87,000	—	228,500	20,289	38.1%	0.0%	0.0%

	Total	$617	$577	$(40)

Pooled trust preferred available for sale securities for which an other-than-temporary inpairment charge has not been recognized:
Holding #6	Class B-1	1,300	585	(715)	CCC- (S&P)	15	$32,500	$5,000	$193,500	$109,202	16.8%	3.1%	13.5%
Holding #7	Class C	963	215	(748)	CCC- (S&P)	26	23,000	10,000	272,550	31,550	8.4%	4.0%	13.4%

	Total	$2,263	$800	$(1,463)

Grand Total		$5,181	$2,405	$(2,776)

        The following table provides additional information related to our single issuer trust preferred securities:

	December 31, 2011
	Amortized Cost	Fair Value	Gross Unrealized Gains/Losses	Number of Securities
	(Dollar amounts in thousands)
Investment grades:
BBB Rated	978	1,036	58	1
Not rated	500	125	(375)	1

Total	$1,478	$1,161	$(317)	$2

        There were no interest deferrals or defaults in any of the single issuer trust preferred securities in our investment portfolio as of December 31, 2011.

        As of December 31, 2011, no OTTI charges were recorded on any of the single issue TRUPs. Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or AOCI to reduce the securities to their then current fair value.

        E.    Equity Securities.    Included in equity securities available for sale at December 31, 2011, were equity investments in 27 financial services companies. The Company owns 1 qualifying Community Reinvestment Act ("CRA") equity investment with an amortized cost and fair value of approximately $1.0 million and $991,000, respectively. The remaining 26 equity securities have an average amortized cost of approximately $86,000 and an average fair value of approximately $60,000. Testing for

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available For Sale and Securities Held to Maturity (Continued)

other-than-temporary-impairment for equity securities is governed by FASB ASC 320-10. Approximately $638,000 in fair value of the equity securities has been below amortized cost for a period of more than twelve months. The Company believes the decline in market value of the equity investment in financial services companies is primarily attributable to changes in market pricing and not fundamental changes in the earning potential of the individual companies. In the fourth quarter of 2011, a national credit rating agency downgraded the credit rating of two of the financial service companies held in the Company's equity investment portfolio. As a result, the Company recognized an OTTI credit impairment charge to earnings of $42,000 for the three and twelve months ended December 31, 2011, respectively. The Company has the intent and ability to retain its fair value investment of $870,000 in equity securities with losses greater than twelve months for a period of time sufficient to allow for any anticipated recovery in market value. The Company does not consider the remaining equity securities to be other-than-temporarily-impaired as December 31, 2011.

        As of December 31, 2011, the fair value of all securities available for sale that were pledged to secure public deposits, repurchase agreements, and for other purposes required by law, was $290.1 million.

        The contractual maturities of investment securities at December 31, 2011, are set forth in the following table. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following summary.

	At December 31, 2011
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	20	20	—	—
Due after five years through ten years	8,936	9,045	—	—
Due after ten years	34,623	32,867	1,595	1,613
Agency residential mortgage-backed debt securities	318,620	324,971	—	—
Non-Agency collateralized mortgage obligations	8,166	6,243	—	—
Equity securities	3,224	2,545	—	—

	$373,589	$375,691	$1,595	$1,613

        Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to the scheduled maturity without penalty.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities Available For Sale and Securities Held to Maturity (Continued)

        The following gross gains (losses) were realized on sales of investment securities available for sale included in earnings for the years ended December 31, 2011 and 2010:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Gross gains	$1,993	$827	$556
Gross losses	(520)	(136)	(212)

Net realized gains on sales of securities	$1,473	$691	$344

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

	Year ended December 31,
	2011	2010
	(in thousands)
Balance, beginning of period	$2,256	$2,468

Additions:
Initial credit impairments	356	81
Subsequent credit impairments	1,164	769
Reductions:
Fully written down credit impaired debt and equity securities	—	(1,062)

Balance, end of period	$3,776	$2,256

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Loans and Related Allowance for Credit Losses

        The components of loans by portfolio class as of December 31, 2011 and 2010 were as follows:

	December 31, 2011		December 31, 2010
	Amount	As a % of gross loans	Amount	As a % of gross loans
	(in thousands)
Residential real estate—one to four family	$129,335	14.3%	$153,499	16.1%
Residential real estate—multi family	57,776	6.4%	53,497	5.6%
Commercial industrial and agricultural	158,018	17.4%	150,097	15.7%
Commercial real estate	418,589	46.1%	427,546	44.8%
Construction	56,824	6.3%	78,202	8.2%
Consumer	2,148	0.2%	2,713	0.3%
Home equity lines of credit	84,487	9.3%	88,809	9.3%

Gross loans, excluding covered loans	907,177	100.0%	954,363	100.0%

Covered loans	50,706		66,770

Total loans	957,883		1,021,133
Allowance for loan losses	(14,049)		(14,790)

Loans, net of allowance for loan losses	$943,834		$1,006,343

        Commercial real estate loans are secured by real estate as evidenced by mortgages or other liens on nonfarm nonresidential properties, including business and industrial properties, hotels, motels, churches, hospitals, educational and charitable institutions and similar properties. Commercial real estate loans include owner-occupied and non-owner occupied loans, which amount to $153.7 million and $264.9 million, respectively, at December 31, 2011 as compared to $158.4 million and $269.1 million, respectively, at December 31, 2010.

        Residential real estate loans—one to four family—serviced for other financial institutions are not reflected in the Company's consolidated balance sheets as they are not owned by the Company. The unpaid principal balance of these loans serviced for other financial institutions as of December 31, 2011 and December 31, 2010 was $9.0 million and $11.3 million, respectively. The balance of capitalized servicing rights, which reflects fair value is included in other assets in the consolidated balance sheets was $0 and $31,000 at December 31, 2011 and 2010, respectively.

        At December 31, 2011, the Company had $50.7 million (net of fair value adjustments) of covered loans (covered under loss share agreements with the FDIC) as compared to $66.8 million at December 31, 2010. Covered loans were recorded at fair value pursuant to the purchase accounting guidelines in FASB ASC 805—"Fair Value Measurements and Disclosures". Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, "Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality".

        The carrying value of covered loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $24.8 million at December 31, 2011 as compared to $37.1 million at December 31, 2010. The fair value of the acquired loans not exhibiting evidence of credit impairment was determined by projecting contractual cash flows discounted at risk-adjusted interest rates.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Loans and Related Allowance for Credit Losses (Continued)

        The carrying value of covered loans acquired and accounted for in accordance with ASC Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality," was $25.9 million at December 31, 2011 as compared to $29.7 million at December 31, 2010. Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. Of the loans acquired with evidence of credit deterioration, a portion of the loans were aggregated into ten pools of loans based on common risk characteristics such as credit risk and loan type. Other loans acquired in the acquisition evidencing credit deterioration are recorded individually at fair value. For pools or loans or individual loans evidencing credit deterioration, the expected cash flows in excess of fair value is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the pool or loan's contractual principal and interest over expected cash flows is not recorded (nonaccretable difference). There were no material increases or decreases in the expected cash flows of covered loans in each of the pools during 2011. Overall, the Company accreted income of $3.0 million and $293,000 for the twelve months ended December 31, 2011 and 2010, respectively, on the loans acquired with evidence of credit deterioration.

        The following summarizes mortgage servicing rights capitalized and amortized:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Mortgage servicing rights capitalized	$—	$—	$—

Mortgage servicing rights amortized	$31	$114	$150

        An analysis of changes in the allowance for credit losses for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Beginning Balance	$14,790	$11,449	$8,124
Charge offs	(9,939)	(7,383)	(5,477)
Recoveries	162	514	230
Provision for loan losses	9,036	10,210	8,572

Ending Balance	$14,049	$14,790	$11,449

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Loans and Related Allowance for Credit Losses (Continued)

        The following tables represent the changes in the allowance for loan loss for 2011 and 2010 based on the Company's loan portfolio class.

	Year Ended December 31, 2011
	Residential Real Estate 1 - 4 Family	Residential Real Estate Multi Family	Commercial Industrial & Agricultural	Commercial Real Estate	Construction	Consumer	Home Equity Lines of Credit	Covered Loans	Unallocated	Total Loans
	(in thousands)
Allowance for Loan Losses:
Beginning balance, January 1, 2011	$2,918	$735	$2,576	$3,321	$3,063	$310	$1,713	$—	$154	$14,790
Charge offs	(1,303)	(2,373)	(1,374)	(2,214)	(1,513)	(353)	(809)	—	—	(9,939)
Recoveries	22	11	59	33	4	3	30	—	—	162
Provision for loan losses	925	2,319	483	1,990	1,952	156	1,230	135	(154)	9,036

Ending balance, December 31, 2011	$2,562	$692	$1,744	$3,130	$3,506	$116	$2,164	$135	$—	$14,049

	Year Ended December 31, 2010
	Residential Real Estate 1 - 4 Family	Residential Real Estate Multi-Family	Commercial Industrial & Agricultural	Commercial Real Estate	Construction	Consumer	Home Equity Lines of Credit	Covered Loans	Unallocated	Total Loans
	(in thousands)
Allowance for Loan Losses:
Beginning balance, January 1, 2010	$1,159	$205	$2,027	$2,723	$4,413	$526	$389	$—	$7	$11,449
Charge offs	(1,978)	(62)	(500)	(440)	(2,983)	(45)	(1,375)	—	—	(7,383)
Recoveries	101	—	150	18	46	17	182	—	—	514
Provision for loan losses	3,636	592	899	1,020	1,587	(188)	2,517	—	147	10,210

Ending balance, December 31, 2010	$2,918	$735	$2,576	$3,321	$3,063	$310	$1,713	$—	$154	$14,790

        The following tables represent the loans evaluated individually or collectively for impairment for 2011 and 2010 based on the Company's loan portfolio class.

	At December 31, 2011
	Residential Real Estate One to Four Family	Residential Real Estate Multi-Family	Commercial Industrial & Agricultural	Commercial Real Estate	Construction	Consumer	Home Equity Lines of Credit	Covered Loans	Unallocated	Total Loans
	(in thousands)
ALLL ending balance:
Individually evaluated for impairment	$1,370	$483	$721	$1,968	$2,746	$2	$1,240	$135	$—	$8,665
Collectively evaluated for impairment	1,192	209	1,023	1,162	760	114	924	—	—	5,384
Unallocated balance	—	—	—	—	—	—	—	—	—	—

Total	$2,562	$692	$1,744	$3,130	$3,506	$116	$2,164	$135	$—	$14,049

Loans ending balance:
Individually evaluated for impairment	13,917	2,876	5,648	16,950	23,861	2	3,479	8,173	—	74,906
Collectively evaluated for impairment	115,418	54,900	152,370	401,639	32,963	2,146	81,008	42,533	—	882,977

Total	$129,335	$57,776	$158,018	$418,589	$56,824	$2,148	$84,487	$50,706	$—	$957,883

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Loans and Related Allowance for Credit Losses (Continued)

	At December 31, 2010
	Residential Real Estate One to Four Family	Residential Real Estate Multi-Family	Commercial Industrial & Agricultural	Commercial Real Estate	Construction	Consumer	Home Equity Lines of Credit	Covered Loans	Unallocated	Total Loans
	(in thousands)
ALLL ending balance:
Individually evaluated for impairment	$2,163	$633	$1,155	$1,895	$2,203	$276	$1,193	$—	$—	$9,518
Collectively evaluated for impairment	755	102	1,421	1,426	860	34	520	—	—	5,118
Unallocated Balance	—	—	—	—	—	—	—	—	154	154

Total	$2,918	$735	$2,576	$3,321	$3,063	$310	$1,713	$—	$154	$14,790

Loans ending balance:
Individually evaluated for impairment	11,658	2,432	4,477	9,655	18,412	277	2,175	—	—	49,086
Collectively evaluated for impairment	141,841	51,065	145,620	417,891	59,790	2,436	86,634	66,770	—	972,047

Total	$153,499	$53,497	$150,097	$427,546	$78,202	$2,713	$88,809	$66,770	$—	$1,021,133

        The recorded investment in impaired loans not requiring an allowance for loan losses was $29.1 million at December 31, 2011 and $8.4 million at December 31, 2010. The recorded investment in impaired loans requiring an allowance for loan losses was $45.8 million and $40.7 million at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the related allowance for loan losses associated with those loans was $8.7 million and $9.5 million, respectively.

        Loans (excluding covered loans) on which the accrual of interest has been discontinued amounted to $36.3 million and $26.5 million at December 31, 2011 and 2010, respectively. Loan balances (excluding covered loans) past due 90 days or more and still accruing interest but which management expects will eventually be paid in full, amounted to $239,000 and $594,000 at December 31, 2011 and 2010, respectively. Non accrual loans that maintained a current payment status for six consecutive months are placed back on accrual status under the Bank's loan policy.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Loans and Related Allowance for Credit Losses (Continued)

        The following table presents loans that are individually and collectively evaluated for impairment and their related allowance for loan loss by loan portfolio class as of December 31, 2011 and December 31, 2010.

	At December 31, 2011			At December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(in thousands)
Impaired Loans:
With no specific allowance recorded:
Residential real estate 1 - 4 family	$7,388	$7,791	$—	$1,866	$2,146	$—
Residential real estate multi family	1,326	1,413	—	365	427	—
Commercial industrial & agricultural	2,434	2,821	—	363	363	—
Commercial real estate	8,115	8,457	—	900	900	—
Construction	8,900	9,408	—	4,123	4,242	—
Consumer	—	—	—	—	—	—
Home equity lines of credit	962	971	—	755	755	—
Covered loans	—	—	—	—	—	—

Total	29,125	30,861	—	8,372	8,833	—
With an allowance recorded:
Residential real estate 1 - 4 family	6,529	6,914	1,370	9,792	9,828	2,163
Residential real estate multi family	1,550	1,856	483	2,067	2,067	633
Commercial industrial & agricultural	3,214	4,167	721	4,114	4,114	1,155
Commercial real estate	8,835	9,669	1,968	8,755	8,932	1,895
Construction	14,961	21,828	2,746	14,289	15,145	2,203
Consumer	2	2	2	277	277	276
Home equity lines of credit	2,517	2,548	1,240	1,420	1,456	1,193
Covered loans	8,173	8,682	135	—	—	—

Total	45,781	55,666	8,665	40,714	41,819	9,518
Total:
Residential real estate 1 - 4 family	13,917	14,705	1,370	11,658	11,974	2,163
Residential real estate multi family	2,876	3,269	483	2,432	2,494	633
Commercial industrial & agricultural	5,648	6,988	721	4,477	4,477	1,155
Commercial real estate	16,950	18,126	1,968	9,655	9,832	1,895
Construction	23,861	31,236	2,746	18,412	19,387	2,203
Consumer	2	2	2	277	277	276
Home equity lines of credit	3,479	3,519	1,240	2,175	2,211	1,193
Covered loans	8,173	8,682	135	—	—	—

Total	$74,906	$86,527	$8,665	$49,086	$50,652	$9,518

        For the years ended December 31, 2011 and 2010, the average recorded investment in impaired loans was $75.8 million and $41.2 million, respectively, and interest income recognized on impaired loans was $2.8 and $1.5 million for the years ended December 31, 2011 and 2010, respectively.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Loans and Related Allowance for Credit Losses (Continued)

        The following presents the average balance of impaired loans by portfolio class along with the related interest income recognized by the Company for the years ended December 31, 2011 and 2010.

	For The Year Ended December 31, 2011		For The Year Ended December 31, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
Impaired Loans:
With no specific allowance recorded:
Residential real estate 1 - 4 family	$9,209	$257	$2,150	$14
Residential real estate multi family	2,571	15	92	—
Commercial industrial & agricultural	4,334	220	280	—
Commercial real estate	12,762	458	895	5
Construction	10,367	222	2,867	—
Consumer	170	6	—	—
Home equity lines of credit	1,040	8	596	1
Covered loans	—	—	—	—

Total	40,453	1,186	6,880	20
With an allowance recorded:
Residential real estate 1 - 4 family	5,522	205	8,815	323
Residential real estate multi family	1,552	18	1,592	26
Commercial industrial & agricultural	3,247	94	4,212	270
Commercial real estate	6,684	290	5,846	264
Construction	12,802	305	12,550	512
Consumer	—	—	198	10
Home equity lines of credit	1,444	49	1,155	38
Covered loans	4,086	680	—	—

Total	35,337	1,641	34,368	1,443
Total:
Residential real estate 1 - 4 family	14,731	462	10,965	337
Residential real estate multi family	4,123	33	1,684	26
Commercial industrial & agricultural	7,581	314	4,492	270
Commercial real estate	19,446	748	6,741	269
Construction	23,169	527	15,417	512
Consumer	170	6	198	10
Home equity lines of credit	2,484	57	1,751	39
Covered loans	4,086	680	—	—

Total	$75,790	$2,827	$41,248	$1,463

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Loans and Related Allowance for Credit Losses (Continued)

        The following table presents loans that are no longer accruing interest by portfolio class. These loans are considered impaired and included in the previous impaired loan table.

	December 31,
	2011	2010
	(in thousands)
Non-accrual loans:
Residential real estate one to four family	$6,123	$5,595
Residential real estate multi-family	2,556	1,950
Commercial industrial & agricultural	2,314	2,016
Commercial real estate	5,686	5,477
Construction	17,457	10,393
Consumer	2	15
Home equity lines of credit	2,206	1,067

Non-accrual loans, excluding covered loans	$36,344	$26,513

Covered loans	5,581	4,408

Total non-accrual loans	$41,925	$30,921

        Non-accrual loans that maintained a current payment status for six consecutive months are placed back on accrual status under the Bank's loan policy. Loans on which the accrual of interest has been discontinued amounted to $41.9 million and $30.9 million at December 31, 2011 and December 31, 2010, respectively. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $449,000 and $930,000 at December 31, 2011 and December 31, 2010, respectively.

        The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Loans and Related Allowance for Credit Losses (Continued)

table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2011 and December 31, 2010:

	December 31, 2011
	31 - 60 days Past Due	61 - 90 days Past Due	>90 days Past Due	Total Past Due	Current	Total Financing Receivables	>90 days and Accruing
	(in thousands)
Age Analysis of Past Due Loans:
Residential real estate one to four family	$1,275	$2,770	$4,458	$8,503	$120,832	$129,335	$—
Residential real estate multi-family	65	—	2,297	2,362	55,414	57,776	—
Commercial industrial and agricultural	252	1,374	625	2,251	155,767	158,018	—
Commercial real estate	1,886	538	3,558	5,982	412,607	418,589	—
Construction	6,030	191	16,399	22,620	34,204	56,824	—
Consumer	6	62	—	68	2,080	2,148	—
Home equity lines of credit	1,197	351	2,003	3,551	80,936	84,487	239

Total, excluding covered loans	$10,711	$5,286	$29,340	$45,337	$861,840	$907,177	$239

Covered loans	467	71	4,075	4,613	46,093	50,706	210

Total loans	$11,178	$5,357	$33,415	$49,950	$907,933	$957,883	$449

	December 31, 2010
	31 - 60 days Past Due	61 - 90 days Past Due	>90 days Past Due	Total Past Due	Current	Total Financing Receivables	>90 days and Accruing
	(in thousands)
Age Analysis of Past Due Loans:
Residential real estate one to four family	$914	$1,659	$4,204	$6,777	$146,722	$153,499	$249
Residential real estate multi-family	549	465	1,400	2,414	51,083	53,497	—
Commercial industrial and agricultural	582	417	1,693	2,692	147,405	150,097	—
Commercial real estate	857	756	4,625	6,238	421,308	427,546	—
Construction	—	—	10,610	10,610	67,592	78,202	245
Consumer	5	17	15	37	2,676	2,713	—
Home equity lines of credit	557	550	534	1,641	87,168	88,809	100

Total, excluding covered loans	$3,464	$3,864	$23,081	$30,409	$923,954	$954,363	$594

Covered loans	1,231	646	4,408	6,285	60,485	66,770	336

Total loans	$4,695	$4,510	$27,489	$36,694	$984,439	$1,021,133	$930

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Loans and Related Allowance for Credit Losses (Continued)

        The following table presents the classes of the loan portfolio (excluding covered loans) summarized by the aggregate pass, watch, special mention, substandard and doubtful rating within the Company's internal risk rating system as of year end 2011 and 2010:

	December 31, 2011
	Residential Real Estate 1 - 4 Family	Residential Real Estate Multi Family	Commercial Industrial & Agricultural	Commercial Real Estate	Construction	Consumer	Home Equity Lines of Credit	Gross Loans
	(in thousands)
Credit Rating:
Pass	$111,732	$53,896	$149,038	$358,269	$28,399	$1,905	$79,792	$783,031
Watch	3,745	1,004	3,332	43,699	4,564	241	1,216	57,801
Special Mention	627	—	3,209	3,649	1,254	—	75	8,814
Substandard	13,231	2,876	2,439	12,972	22,607	2	3,404	57,531
Doubtful	—	—	—	—	—	—	—	—

	$129,335	$57,776	$158,018	$418,589	$56,824	$2,148	$84,487	$907,177

	December 31, 2010
	Residential Real Estate 1 - 4 Family	Residential Real Estate Multi Family	Commercial Industrial & Agricultural	Commercial Real Estate	Construction	Consumer	Home Equity Lines of Credit	Gross Loans
	(in thousands)
Credit Rating:
Pass	$135,231	$49,136	$136,978	$358,853	$48,878	$2,224	$85,075	$816,375
Watch	2,519	1,621	6,460	49,945	5,863	212	1,425	68,045
Special Mention	1,653	—	476	2,554	6,351	—	75	11,109
Substandard	14,096	2,740	6,183	16,194	17,110	277	2,234	58,834
Doubtful	—	—	—	—	—	—	—	—

	$153,499	$53,497	$150,097	$427,546	$78,202	$2,713	$88,809	$954,363

        Troubled Debt Restructurings ("TDRs")—As a result of adopting the amendments in ASU No. 2011-02 in the third quarter of 2011, the Company reassessed all restructurings that occurred on or after January 1, 2011, for which the borrower was determined to be troubled, for identification as TDRs. Upon identifying those receivables as TDRs, the Company identified them as impaired under the guidance in Section 310-10-35 of the Accounting Standards Codification. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in Section 450-20 for those receivables newly identified as impaired.

        TDRs may be modified by means of extended maturity at below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and other concessions. However, the Company generally only restructures loans by temporarily modifying the payment structure to interest only or by reducing the actual interest rate. Once a loan becomes a TDR, it will continue to be reported as a TDR during the term of the restructure. After the loan reverts to the original terms and conditions, it will still be considered a TDR until it has paid current for six consecutive months, at which time the loan will no longer be reported as a TDR.

        The recorded investment in TDRs was $3.4 million and $10.8 million at December 31, 2011 and December 31, 2010, respectively. At December 31, 2011 and December 31, 2010, the Company had $2.7 million and $9.9 million of accruing TDRs while TDRs on nonaccrual status totaled $655,000 and

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Loans and Related Allowance for Credit Losses (Continued)

$849,000 at December 31, 2011 and December 31, 2010, respectively. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any re-defaults will likely be affected by future economic conditions. At December 31, 2011 and December 31, 2010, the allowance for loan and lease losses included specific reserves of $245,000 and $423,000 related to TDRs, respectively.

        The following table shows information on the troubled and restructured debt by loan portfolio (excluding covered loans) for the year ended December 31, 2011:

	At December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Residential real estate one to four family	3	$156	$156
Commercial real estate	3	909	909
Home equity lines of credit	1	210	210

Total Troubled Debt Restructurings	7	$1,275	$1,275

        For the twelve months ended December 31, 2011, the Company added an additional $1.3 million in TDRS. The Company had reserves allocated for loan loss of $32,000 for the additions in troubled debt restructurings made during the twelve months ending December 31, 2011. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. No defaults on troubled debt restructured loans occurred during the twelve month period ending December 31, 2011.

Transactions with Executive Officers and Directors

        The Bank has had banking transactions in the ordinary course of business with its executive officers and directors and their related interests on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties not affiliated with the Bank. At December 31, 2011 and 2010, these persons were indebted to the Bank for loans totaling $8.9 million and $8.3 million, respectively. During 2011, $2.4 million of new loans were made and repayments totaled $1.8 million.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Premises and Equipment

        Components of premises and equipment were as follows:

	December 31,
	2011	2010
	(In thousands)
Land and land improvements	$263	$263
Buildings	554	532
Leasehold improvements	4,719	4,438
Furniture and equipment	11,635	9,814

	17,171	15,047
Less accumulated depreciation	10,584	9,408

Premises and equipment, net	$6,587	$5,639

        For the years ended December 31, 2011, 2010 and 2009, depreciation and amortization expense on premises, leasehold improvements and equipment was $1.3 million, 1.3 million and $1.3 million, respectively.

        Future minimum rental commitments under non-cancelable leases as of December 31, 2011 were as follows (in thousands):

2012	3,214
2013	2,931
2014	2,712
2015	2,520
2016	2,284
Subsequent to 2016	11,285

Total minimum payments	$24,946

        Certain facilities and equipment are leased under various operating leases. Total gross rental expense amounted to $3.5 million, $2.9 million and $2.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 8. Goodwill and Other Intangible Assets

        At December 31, 2011, and 2010, the Company had Goodwill of $16.5 million and $41.9 million, respectively. The goodwill balances resulted from previous acquisitions. During the fourth quarter of 2011, the Company recorded a goodwill impairment charge of $25.1 million, resulting from the decrease in market value caused by underlying capital and credit concerns which was valued through the Agreement and Plan of Merger dated January 25, 2012 between Tompkins Financial Corp and the Company, which will be merged into Tompkins Financial. This impairment was determined based upon the announced sale price of the Company to Tompkins Financial for $12.50 per share. For further information related to the merger, see Note 2—Merger with Tompkins Financial Corp. Also during 2011, the Company recorded purchase accounting adjustments related to the Allegiance acquisition which reduced goodwill by $526,000. For further information related to the acquisitions, see Note 9—FDIC-Assisted Acquisition.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Goodwill and Other Intangible Assets (Continued)

        Management performs a review of goodwill and other identifiable intangibles for potential impairment on an annual basis, or more often, if events or circumstances indicate there may be impairment. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

        A step two goodwill impairment test was completed for all three of its reporting units (i) banking and financial services, (ii) insurance, and (iii) brokerage and investment services. Based on the results of the step two goodwill impairment test, the Company recorded an impairment charge to each reporting unit, which is disclosed in the table below.

        The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 were as follows:

	Banking and Financial Services	Insurance	Brokerage and Investment Services	Total
	(Dollar amounts in thousands)
Balance as of January 1, 2010	$27,768	$11,193	$1,021	$39,982
Goodwill acquired	1,548	78	—	1,626
Contingent payments	—	250	—	250

Balance as of December 31, 2010	29,316	11,521	1,021	41,858
Goodwill impairment	(22,374)	(2,363)	(332)	(25,069)
Purchase accounting adjustment*	(526)	—	—	(526)
Contingent payments	—	250	—	250

Balance as of December 31, 2011	$6,416	$9,408	$689	$16,513

*
Purchase accounting adjustment related to the Allegiance Bank NA acquisition

        In 2010, management performed its annual review of goodwill and other identifiable intangibles by reporting unit and determined there was no impairment of goodwill and other identifiable intangibles.

Other Intangible Assets

        At December 31, 2011, and 2010, the Company had other intangible assets of $3.3 million and $3.8 million, respectively. In accordance with the provisions of FASB ASC 350, the Company amortizes other intangible assets over the estimated remaining life of each respective asset.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Goodwill and Other Intangible Assets (Continued)

        Amortizable intangible assets were composed of the following:

	VIST
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollar amounts in thousands)
Amortizable intangible assets:
Purchase of client accounts (20 year weighted average useful life)	$4,957	$1,736	$4,957	$1,481
Employment contracts (7 year weighted average useful life)	1,135	1,135	1,135	1,122
Assets under management (20 year weighted average useful life)	184	86	184	77
Trade name (20 year weighted average useful life)	196	196	196	196
Core deposit intangible (7 year weighted average useful life)	1,852	1,852	1,852	1,653

Total	$8,324	$5,005	$8,324	$4,529

Aggregate Amortization Expense:
For the year ended December 31, 2011	$476
For the year ended December 31, 2010	543
For the year ended December 31, 2009	647
Estimated Amortization Expense:
For the year ending December 31, 2012	265
For the year ending December 31, 2013	265
For the year ending December 31, 2014	265
For the year ending December 31, 2015	265
For the year ending December 31, 2016	265
Subsequent to 2016	1,995

Note 9. FDIC-Assisted Acquisition

        On November 19, 2010, the Bank acquired certain assets and assumed certain liabilities of Allegiance Bank of North America ("Allegiance") from the FDIC, as Receiver of Allegiance. Allegiance operated five community banking branches within Chester and Philadelphia counties. The Bank's bid to purchase Allegiance included the purchase of certain Allegiance assets at a discount of $5.9 million and time deposits at a premium of $534,000, in exchange for assuming certain Allegiance deposits and certain other liabilities. Based on the terms of this transaction, the FDIC paid the Company $1.8 million ($2.0 million less a settlement of approximately $200,000), resulting in $1.5 million of goodwill. No cash or other consideration was paid by the Bank. The Bank and the FDIC entered into loss sharing agreements regarding future losses incurred on loans and other real estate acquired through foreclosure existing at the acquisition date. Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 70 percent of net losses on covered assets incurred up to $12.0 million, and 80 percent of net losses exceeding $12.0 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. FDIC-Assisted Acquisition (Continued)

loss sharing agreements with the FDIC, the Bank recorded an indemnification asset of $7.0 million at the time of acquisition (for additional information, refer to "FDIC Indemnification Asset" on page 76. As of December 31, 2011, the Company has submitted $979,000 in cumulative net losses for reimbursement to the FDIC under the loss-sharing agreements. The loss sharing agreements include clawback provisions should losses not meet the specified thresholds and other conditions not be met. Based on the current estimate of principal loss, the Company would not be subject to a clawback indemnification and no liability for this arrangement has been recognized in the consolidated financial statements.

        The acquisition of Allegiance was accounted for under the acquisition method of accounting. A summary of net assets acquired and liabilities assumed is presented in the following table. The purchased assets and assumed liabilities were recorded at the acquisition date fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available. During the fourth quarter of 2011, a purchase accounting adjustment of $526,000 was made to the goodwill originally recorded from the Allegiance acquisition resulting in net goodwill of $1.0 million as noted in the table below.

	As of November 19, 2011
	(ORIGINAL)	Purchase Accounting Adjustment	(REVISED)
	(in thousands)
Assets
Cash and due from banks	$16,283	$—	$16,283
Securities	7,221	—	7,221
FHLB stock	1,666	—	1,666
Covered loans, net of unearned income	68,696	—	68,696
Covered other real estate owned	358	—	358
Goodwill	1,548	(526)	1,022
FDIC Indemnification Asset	6,999	—	6,999
Other assets	1,839	526	2,365

Total assets acquired	$104,610	$—	$104,610

Liabilities
Deposits	93,797	—	93,797
FHLB advances	13,161	—	13,161
Other liabilities	(326)	—	(326)

Total liabilities assumed	$106,632	$—	$106,632

Cash received on acquisition	$2,022	$—	$2,022

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. FDIC-Assisted Acquisition (Continued)

        U.S. GAAP prohibits carrying over an allowance for loan losses for impaired loans purchased in the Allegiance FDIC-assisted acquisition. On the acquisition date, the preliminary estimate of the unpaid principal balance for all loans evidencing credit impairment acquired in the Allegiance acquisition was $41.5 million and the estimated fair value of the loans was $30.3 million. Total contractually required payments on these loans including interest at the acquisition date was $46.8 million. However, the Company's preliminary estimate of expected cash flows was $36.4 million. At such date, the Company established a credit risk related non-accretable discount (a discount representing amounts which are not expected to be collected from the customer nor liquidation of collateral) of $10.3 million relating to these impaired loans, reflected in the recorded net fair value. Such amount is reflected as a non-accretable fair value adjustment to loans and a portion is also reflected in a receivable from the FDIC. The Bank further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $6.1 million on the acquisition date relating to these impaired loans.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Deposits

        The components of deposits were as follows:

	December 31,
	2011	2010
	(In thousands)
Demand, non-interest bearing	$129,394	$122,450
Demand, interest bearing	469,578	399,286
Savings deposits	168,530	129,728
Time, $100,000 and over	238,749	293,703
Time, other	181,198	204,113

Total deposits	$1,187,449	$1,149,280

        At December 31, 2011, the scheduled maturities of time deposits were as follows (in thousands):

2012	$274,453
2013	103,825
2014	22,159
2015	8,479
2016	10,551
Thereafter	480

$419,947

Note 11. Borrowings and Other Obligations

  Borrowings

        At December 31, 2011 and 2010, the Bank did not have any purchased federal funds from the FHLB or any correspondent bank.

        During 2011 and 2010, the Bank did not enter into any securities sold under agreements to repurchase. The Bank currently has securities sold under agreements to repurchase that have 8 to 10 year terms, a fixed rate or a variable interest rate spread to the three month LIBOR rate ranging from 3.89% to 5.85%, and, at the contractual reset dates, these may be called. Total borrowings under these repurchase agreements were $100.0 million for both periods ending December 31, 2011 and 2010.

        These repurchase agreements are treated as financings with the obligations to repurchase securities sold reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains recorded as an asset, although the securities underlying the agreements are delivered to the broker who arranged the transactions. In certain instances, the brokers may have sold, loaned, or disposed of the securities to other parties in the normal course of their operations, and have agreed to deliver to the Company substantially similar securities at the maturity of the agreement. The broker/dealers who participated with the Company in these agreements are primarily broker/dealers reporting to the Federal Reserve Bank of New York. Securities underlying sales of securities sold under repurchase agreements consisted of agency backed investment securities that had an amortized cost of $123.5 million and a market value of $128.3 million at December 31, 2011.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Borrowings and Other Obligations (Continued)

        Securities sold under agreements to repurchase at December 31, 2011 and 2010 consisted of the following:

	Amount			Weighted Average Rate
	2011		2010	2011	2010
	(In thousands)
Securities sold under agreements to repurchase maturing:
2015	$30,000	(1)	$30,000	4.07%	4.07%
2017	50,000	(2)	50,000	4.57	4.57
2018	20,000	(3)	20,000	5.85	5.85

Total securities sold under agreements to repurchase	$100,000		$100,000	4.68%	4.68%

(1)
$15 million adjustable rate, callable 01/17/2010; $15 million adjustable rate, callable 03/26/2010

(2)
$5 million fixed rate, callable 03/05/2010; $20 million adjustable rate, callable 01/30/2010; $25 million adjustable rate, callable 03/22/2010

(3)
$20 million adjustable rate, callable 02/22/2010

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

        The securities underlying the agreements are under the Bank's control. The outstanding customer balances and related information of securities sold under agreements to repurchase are summarized as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Average balance during the year	$5,224	$11,265	$21,046
Average interest rate during the year	0.27%	0.54%	0.99%
Weighted average interest rate at year-end	0.10%	0.36%	0.85%
Maximum month-end balance during the year	$7,054	$17,787	$29,183
Balance as of year-end	$3,362	$6,843	$15,196

        Borrowings maturing at December 31, 2011 and 2010 consisted of the following:

	Amount		Weighted Average Rate
	2011	2010	2011	2010
	(In thousands)
Fixed rate FHLB advances maturing:
2011	$—	$10,000	—%	3.53%

Total borrowings	$—	$10,000	—%	3.53%

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Borrowings and Other Obligations (Continued)

        The Bank has a maximum borrowing capacity with the FHLB of approximately $260.0 million, of which there were letters of credit of $9.4 million and no fixed rate term advances outstanding at December 31, 2011. The letters of credit are used to collateralize public deposits. Advances and letters of credit from the FHLB are secured by qualifying assets of the Bank.

  Long-Term Contract

        The Company has entered into a contract with our core data processor for certain services, such as customer account transaction processing, through April 2016. The Company is required to make minimum payments based on 90% of the average of the monthly payments from the fourth quarter of the prior year. This minimum amount will be recalculated on an annual basis. For 2012, the minimum payments will be approximately $181,000 per month, whether or not the Company utilizes the services of the information system provider. Total expenditures during 2011, 2010 and 2009 in connection with the contract were $2.3 million, $2.1 million and $2.3 million, respectively.

Note 12. Junior Subordinated Debt

        First Leesport Capital Trust I, a Delaware statutory business trust, was formed on March 9, 2000 and is a wholly-owned subsidiary of the Company. The Trust issued $5.0 million of 10 7/8% fixed rate capital trust pass-through securities to investors. First Leesport Capital Trust I purchased $5.0 million of fixed rate junior subordinated deferrable interest debentures from VIST Financial Corp. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial Corp. of the obligations of the Trust under the capital securities. The capital securities are redeemable by VIST Financial Corp. on or after March 9, 2010, at stated premiums, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on March 9, 2030. As of December 31, 2011, the Company has not exercised the call option on these debentures. In October 2002, the Company entered into an interest rate swap agreement with a notional amount of $5.0 million that effectively converted the securities to a floating interest rate of six month LIBOR plus 5.25%. In 2010, a premium of $272,000 was paid to the Company resulting from the counterparty exercising a call option to terminate this interest rate swap, which was recognized in other income during the year ended December 31, 2010. In June 2003, the Company purchased a six month LIBOR plus 5.75% interest rate cap to create protection against rising interest rates for the above mentioned $5.0 million interest rate swap. This interest rate cap matured in March 2010.

        On September 26, 2002, the Company established Leesport Capital Trust II, a Delaware statutory business trust, in which the Company owns all of the common equity. Leesport Capital Trust II issued $10.0 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45% (3.90% at December 31, 2011). These debentures are the sole assets of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial Corp. of the obligations of the Trust under the capital securities. These securities must be redeemed in September 2032, but may be redeemed on or after November 7, 2007 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company. As of December 31, 2011, the

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Junior Subordinated Debt (Continued)

Company has not exercised the call option on these debentures. In September 2008, the Company entered into an interest rate swap agreement with a start date of February 2009 and a maturity date of November 2013 that effectively converts the $10.0 million of adjustable-rate capital securities to a fixed interest rate of 7.25%. Interest began accruing on the Leesport Capital Trust II swap in February 2009.

        On June 26, 2003, Madison established Madison Statutory Trust I, a Connecticut statutory business trust. Pursuant to the purchase of Madison on October 1, 2004, the Company assumed Madison Statutory Trust I in which the Company owns all of the common equity. Madison Statutory Trust I issued $5.0 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10% (3.67% at December 31, 2011). These debentures are the sole assets of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial Corp. of the obligations of the Trust under the capital securities. These securities must be redeemed in June 2033, but may be redeemed on or after September 26, 2008 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company. As of December 31, 2011, the Company has not exercised the call option on these debentures. In September 2008, the Company entered into an interest rate swap agreement with a start date of March 2009 and a maturity date of September 2013 that effectively converted the $5.0 million of adjustable-rate capital securities to a fixed interest rate of 6.90%. Interest began accruing on the Madison Statutory Trust I swap in March 2009.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Regulatory Matters and Capital Adequacy (Continued)

capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

        Federal bank regulatory agencies have established certain capital-related criteria that must be met by banks and bank holding companies. The measurements which incorporate the varying degrees of risk contained within the balance sheet and exposure to off-balance sheet commitments were established to provide a framework for comparing different institutions. Regulatory guidelines require that Tier 1 capital and total risk-based capital to risk-adjusted assets must be at least 4.0% and 8.0%, respectively. In order for the Company to be considered "well capitalized" under the guidelines of the banking regulators, the Company must have Tier 1 capital and total risk-based capital to risk-adjusted assets of at least 6.0% and 10.0%, respectively. As of December 31, 2011, the Company met the criteria to be considered "well capitalized".

        As of December 31, 2011, the most recent notification from the Bank's primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed its category.

        The Company's and the Bank's actual capital amounts and ratios are presented below:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
As of December 31, 2011:
Total Capital (to risk-weighted assets):
VIST Financial Corp.,	$124,543	12.88%	$77,384	8.00%	N/A	N/A
VIST Bank	116,351	12.17	76,509	8.00	$95,637	10.00%
Tier 1 capital (to risk-weighted assets):
VIST Financial Corp.,	112,426	11.62	38,692	4.00	N/A	N/A
VIST Bank	104,366	10.91	38,255	4.00	57,382	6.00
Tier 1 capital (to average assets):
VIST Financial Corp.,	112,426	7.68	58,528	4.00	N/A	N/A
VIST Bank	104,366	7.17	58,204	4.00	72,755	5.00
As of December 31, 2010:
Total Capital (to risk-weighted assets):
VIST Financial Corp.,	$121,416	12.13%	$80,104	8.00%	N/A	N/A
VIST Bank	104,565	10.53	79,429	8.00	$99,286	10.00%
Tier 1 capital (to risk-weighted assets):
VIST Financial Corp.,	108,872	10.87	40,052	4.00	N/A	N/A
VIST Bank	92,135	9.28	39,714	4.00	59,572	6.00
Tier 1 capital (to average assets):
VIST Financial Corp.,	108,872	8.01	54,393	4.00	N/A	N/A
VIST Bank	92,135	6.80	54,208	4.00	67,759	5.00

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Regulatory Matters and Capital Adequacy (Continued)

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

        The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $10.19 per share of common stock. As a result of the sale of 644,000 shares of the Company's common stock to two institutional investors, the number of shares of common stock into which the Warrant is now exercisable is 367,984. In the event that the Company redeems the Series A Preferred Stock, the Company can repurchase the warrant at "fair value" as defined in the investment agreement with Treasury.

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

        Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. At December 31, 2011, the Bank had no funds available for payment of dividends to the Company. Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Regulatory Matters and Capital Adequacy (Continued)

and prospective earnings and capital position, on a quarterly basis in advance of declaring any cash dividends for the foreseeable future.

        Loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis. At December 31, 2011 and 2010, the Bank had a $1.3 million loan outstanding to VIST Insurance.

        The Company paid $1.3 million in common stock cash dividends during 2011 and $1.2 million during 2010. The Company also paid $1.3 million in dividends on its Series A Preferred Stock during both 2011 and 2010.

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

        A summary of the Bank's financial instrument commitments is as follows:

	December 31,
	2011	2010
	(in thousands)
Commitments to extend credit:
Unfunded loan origination commitments	$51,640	$41,803
Unused home equity lines of credit	46,841	38,089
Unused business lines of credit	110,222	132,486

Total commitments to extend credit	$208,703	$212,378

Standby letters of credit	$9,416	$9,235

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment. The Bank reviews all outstanding commitments for risk and maintains an allowance for potential credit losses related to these obligations. The allowance for unfunded commitments was $138,500 as of December 31, 2011.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Financial Instruments with Off-Balance Sheet Risk (Continued)

        Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2011 and 2010 for guarantees under standby letters of credit issued is not considered to be material.

  Junior Subordinated Debt:

        The Company has elected to record its junior subordinated debt at fair value with changes in fair value reflected in other income in the consolidated statements of operations. The fair value is estimated utilizing the income approach whereby the expected cash flows over the remaining estimated life of the debentures are discounted using the Company's estimated credit spread over the current fully indexed yield based on an expectation of future interest rates derived from observed market interest rate curves and volatilities. At December 31, 2011 and 2010, the estimated fair value of the junior subordinated debt was $18.5 million and $18.4 million, respectively, which was offset by changes in the fair value of the related interest rate swaps.

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

        In September 2008, the Company entered into two interest rate swaps to manage its exposure to interest rate risk. The interest rate swap transactions involved the exchange of the Company's floating rate interest rate payment on its $15 million in floating rate junior subordinated debt for a fixed rate interest payment without the exchange of the underlying principal amount. The first interest rate swap agreement with a start date of February 2009 and a maturity date of November 2013 effectively converts the $10.0 million of adjustable-rate capital securities to a fixed interest rate of 7.25%. Interest began accruing on this swap in February 2009. The second interest rate swap agreement with a start date of March 2009 and a maturity date of September 2013 effectively converts the $5.0 million of adjustable-rate capital securities to a fixed interest rate of 6.90%. Interest began accruing on this swap in March 2009. Entering into interest rate derivatives potentially exposes the Company to the risk of counterparties' failure to fulfill their legal obligations including, but not limited to, potential amounts

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Financial Instruments with Off-Balance Sheet Risk (Continued)

due or payable under each derivative contract. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. These interest rate swaps are recorded on the balance sheet at fair value through adjustments to other income in the consolidated results of operations. The fair value measurement of the interest rate swaps is determined by netting the discounted future fixed or variable cash payments and the discounted expected fixed or variable cash receipts based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.

        The estimated fair values of the interest rate swap agreements represent the amount the Company would expect to receive to terminate such contract. At December 31, 2011 and 2010, the estimated fair value of the interest rate swap agreements was $846,000 and $1.1 million, respectively, which was offset by changes in the fair value of junior subordinated debt. The swap agreements expose the Company to market and credit risk if the counterparty fails to perform. Credit risk is equal to the extent of a fair value gain on the swaps. The Company manages this risk by entering into these transactions with high quality counterparties.

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

        In October of 2010, the Company purchased a three month LIBOR interest rate cap to create protection against rising interest rates. The notional amount of this interest rate cap was $5.0 million and the initial premium paid for the interest rate cap was $206,000. At December 31, 2011 and 2010, the recorded value of the interest rate cap was $54,000 and $300,000, respectively.

        The following table details the fair values of the derivative instruments included in the consolidated balance sheets for the year ended December 31, 2011 and 2010:

	Derivative Instruments
	December 31, 2011		December 31, 2010
Derivatives Not Designated as Hedging Instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollar amounts in thousands)
Interest rate cap	Other assets	$54	Other assets	$300
Interest rate swap contracts	Other liabilities	(846)	Other liabilities	(1,139)

Total derivatives		$(792)		$(839)

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Financial Instruments with Off-Balance Sheet Risk (Continued)

        The following table details the effect of the change in fair values of the derivative instruments included in the consolidated statements of operations for the year ended December 31, 2011, 2010 and 2009:

		Amount of Gain or (Loss) Recognized in Income on Derivative
		For the Year Ended December 31,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under FASB ASC 815:		2011	2010	2009
Interest rate cap	Other income	$(246)	$94	$—
Interest rate swap contracts	Other income	293	(1,028)	(1,214)

Total derivatives		$47	$(934)	$(1,214)

        During the years ended December 31, 2011, 2010 and 2009, the Company paid or accrued net interest due to counterparties under the interest rate swap agreements of $532,000, $357,000 and $199,000, which was recorded as an increase in interest expense on junior subordinated debt.

Note 15. Employee Benefits

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

        In July 2009, the Company's Board of Directors approved a discretionary match of 50% for the first 2% of a participant's pay deferred into the 401(k) Retirement Savings Plan. Contributions from the Company vest to the employee over a five year schedule. The expense associated with the Company's contribution was $167,000, $133,000, and $445,000 for the years ended December 31, 2011, 2010, and 2009, respectively, and was included in salaries and employee benefits expense.

        During the second quarter of 2011, the Company's Board of Directors approved a discretionary match of 50% for the first 3% of a participant's pay deferred into the 401(k) Retirement Savings Plan.

  Deferred Compensation Agreements and Salary Continuation Plan

        The Company has entered into deferred compensation agreements with certain directors and a salary continuation plan for certain key employees. At December 31, 2011 and 2010, the present value of the future liability for these agreements was $2.0 million and $1.8 million, respectively. For the years ended December 31, 2011, 2010 and 2009, there was $232,000, $200,000 and $184,000, respectively, charged to expense in connection with these agreements. To fund the benefits under these agreements, the Company is the owner and beneficiary of life insurance policies on the lives of certain directors and employees. These bank-owned life insurance policies had an aggregate cash surrender value of $19.8 million and $19.4 million at December 31, 2011 and 2010, respectively.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Employee Benefits (Continued)

  Employee Stock Purchase Plan

        The Company has a non-compensatory Employee Stock Purchase Plan ("ESPP"). Under the ESPP, employees of the Company who elect to participate are eligible to purchase shares of common stock at prices up to a 5 percent discount from the market value of the stock. The ESPP does not allow the discount in the event that the purchase price would fall below the Company's most recently reported book value per share. The ESPP allows an employee to make contributions through payroll deductions to purchase shares of common shares up to 15 percent of annual compensation. The total number of shares of common stock that may be issued pursuant to the ESPP is 216,421. As of December 31, 2011, a total of 87,455 shares have been issued under the ESPP. Throughout 2011, 2010 and 2009, the market value of the Company's stock was below the Company's book value per share. The employees of the Company did not receive a 5% discount on purchases made under the ESPP during this timeframe. As a result, the Company did not recognize any expense relative to its ESPP for the years ended December 31, 2011, 2010 and 2009.

        As required by the proposed merger agreement with Tompkins Financial, the Company suspended the ESPP during the first quarter of 2012.

Note 16. Stock Option Plans and Shareholders' Equity

        The Company has an Employee Stock Incentive Plan ("ESIP") that covered all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors. The ESIP plan expired on November 10, 2008, and as a result, no additional stock option awards remain to be granted. At December 31, 2011, there were 284,595 options granted and still outstanding under the ESIP. The option price for options previously issued under the ESIP was equal to 100% of the fair market value of the Company's common stock on the date of grant and was not less than the stock's par value when granted. Options granted under the ESIP have various vesting periods ranging from immediate up to 5 years, 20% exercisable not less than one year after the date of grant, but no later than ten years after the date of grant in accordance with the vesting. Vested options expire on the earlier of ten years after the date of grant, three months from the participant's termination of employment or one year from the date of the participant's death or disability. A total of 148,572 options have been exercised under the ESIP and common stock shares were issued accordingly as of December 31, 2011.

        The Company has an Independent Directors Stock Option Plan ("IDSOP"). The IDSOP plan expired on November 10, 2008, and as a result, no additional stock option awards remain to be granted. At December 31, 2011, there were 76,100 stock options granted and still outstanding under the IDSOP. The IDSOP covers all directors of the Company who are not employees and former directors who continue to be employed by the Company. The option price for stock option awards previously issued under the IDSOP was equal to the fair market value of the Company's common stock on the date of grant. Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Company or the cessation of the participant's employment, or twelve months from the date of the participant's death or disability. A total of 21,166 options had been exercised under the IDSOP and common stock shares were issued accordingly as of December 31, 2011.

        On April 17, 2007, the Company's shareholders approved the VIST Financial Corp. 2007 Equity Incentive Plan ("EIP"). The total number of options which may be granted under the EIP is equal to

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Stock Option Plans and Shareholders' Equity (Continued)

12.5% of the outstanding shares of the Company's common stock on the date of approval of the Plan. At December 31, 2011, there were 615,923 options granted and still outstanding under the EIP, at December 31, 2011, there were 197,199 shares authorized for issuance for potential future equity awards pursuant to the EIP subject to automatic annual increases by an amount equal to 12.5% of any increase in the number of the Company's outstanding shares of common stock during the preceding year or such lesser number as determined by the Company's board of directors. The EIP covers all employees and non-employee directors of the Company and its subsidiaries. Incentive stock options, nonqualified stock options and restricted stock grants are authorized for issuance under the EIP (see below "Restricted Stock Grants" for additional information on restricted stock awards). The exercise price for stock options granted under the EIP must equal the fair market value of the Company's common stock on the date of grant. Vesting of option awards under the EIP is determined by the Human Resources Committee of the board of directors, but must be at least one year. The committee may also subject an award to one or more performance criteria. Stock option and restricted stock awards generally expire upon termination of employment. In certain instances after an optionee terminates employment or service, the Committee may extend the exercise period for a vested nonqualified stock option up to the remaining term of the option. A vested incentive stock option must be exercised within three months following termination of employment if such termination is for reasons other than cause. However, a vested incentive stock option generally expires upon voluntary termination of employment. As of December 31, 2011, 500 options have been exercised under the EIP and common stock shares were issued accordingly. The EIP expires on April 17, 2017.

        Restricted Stock Grants.    When granted, restricted stock shares are unvested stock, issuable one year after the date of the grant for non-employee directors and employees ("Vest Date"). Due to TARP restrictions, restricted stock grants vest over two years for employees. The Vest Date accelerates in the event there is a change in control of the Company, if the recipients are then still non-employee directors or employees by Company. Upon issuance of the shares, resale of the shares is restricted for an additional year, during which the shares may not be sold, pledged or otherwise disposed of. Prior to the vest date and in the event the recipient terminates association with the Company for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Restricted stock awards granted under the EIP were recorded at the date of award based on the market value of shares. The weighted average price per share of shares outstanding as of December 31, 2011 and 2010 was $7.33 and $6.61, respectively. At December 31, 2011, there were 6,594 vested restricted stock grants.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Stock Option Plans and Shareholders' Equity (Continued)

        A summary of restricted stock award activity is presented below:

Rollforward of Restricted Stock Awards

	Shares	Weighted Average Fair Value on Award Date
Outstanding at December 31, 2009	7,000	$5.15
Additions	15,500	7.18
Forfeitures	(1,000)	(5.15)

Outstanding at December 31, 2010	21,500	6.61

Additions	73,500	7.41
Vested and distributed	(4,519)	(5.49)
Forfeitures	(417)	(5.15)

Outstanding at December 31, 2011	90,064	$7.33

        Stock option activity for the years ended December 31, 2011, 2010 and 2009, is summarized in the table below:

	Years Ended December 31,
	2011		2010		2009
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at the beginning of the year	858,912	$13.66	773,529	$14.85	708,889	$17.23
Granted	154,500	6.66	151,450	6.86	184,500	5.39
Exercised	(500)	5.18	—	—	—	—
Forfeited	(15,808)	8.34	(31,817)	8.23	(22,695)	17.83
Expired	(20,486)	15.20	(34,250)	15.58	(97,165)	13.57

Outstanding at the end of the year	976,618	$12.61	858,912	$13.66	773,529	$14.85

Exercisable at December 31	673,461	$15.31	540,053	$17.37	458,533	$19.08

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Stock Option Plans and Shareholders' Equity (Continued)

        Other information regarding options outstanding and exercisable as of December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding	Average Remaining Term in Years	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
$ 5.00 to $ 7.99	433,469	8.9	$6.16	146,778	$5.50
8.00 to 9.99	106,364	7.3	9.24	89,898	9.36
10.00 to 11.99	10,173	6.8	11.02	10,173	11.02
12.00 to 13.99	29,757	2.6	12.82	29,757	12.82
14.00 to 15.49	8,511	0.8	14.61	8,511	14.61
15.50 to 16.99	20,217	1.0	16.00	20,217	16.00
17.00 to 18.49	83,847	6.0	17.43	83,847	17.43
18.50 to 21.49	152,254	3.7	21.22	152,254	21.22
21.50 to 22.99	117,955	4.8	22.91	117,955	22.91
23.00 to 24.49	14,071	5.0	23.29	14,071	23.29

	976,618	6.7	$12.61	673,461	$15.31

        There were no proceeds received from stock option exercises related to director and employee stock purchase plans in either 2010 or 2009. There was $2,600 received from stock option exercises related to the director and employee stock purchase plans during 2011.

        As of December 31, 2011, 2010 and 2009, the aggregate intrinsic value of options and restricted stock outstanding was $399,000, $479,000 and $18,000, respectively. As of December 31, 2011, 2010 and 2009, the weighted average remaining term of options outstanding was 6.7 years, 6.9 years and 7.2 years, respectively.

        The aggregate intrinsic value of a stock option represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holder had all option holders exercised their options on December 31, 2011. The aggregate intrinsic value of a stock option will change based on fluctuations in the market value of the Company's stock.

        Stock-Based Compensation Expense.    As stated in Note 1—Summary of Significant Accounting Policies, the Company adopted the provisions of FASB ASC 718 on January 1, 2006. FASB ASC 718 requires that stock-based compensation to employees be recognized as compensation cost in the consolidated statements of operations based on their fair values on the measurement date, which, for the Company, is the date of grant. For the years ended December 31, 2011, 2010 and 2009, stock-based compensation expenses totaled $359,000, $148,000 and $198,000, respectively. There were minimal cash inflows from excess tax benefits related to stock compensation for the years ended December 31, 2011 and no cash inflows for the same period in 2010. As of December 31, 2011 and 2010, there were approximately $813,000 and $465,000, respectively, of total unrecognized compensation costs. Total unrecognized compensation cost related to non-vested stock options could be impacted by the performance of the Company as it relates to options granted which include performance-based goals.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Stock Option Plans and Shareholders' Equity (Continued)

        Valuation of Stock-Based Compensation.    There were 154,500 stock options granted during the year ended 2011, as compared to 151,450 for the year ended 2010. The fair value of options granted during 2011, 2010 and 2009 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years ended December 31,
	2011	2010	2009
Dividend yield	3.55%	3.12%	5.32%
Expected life	7 years	7 years	7 years
Expected volatility	33.62%	31.66%	24.92%
Risk-free interest rate	1.54%	2.93%	3.00%
Weighted average fair value of options granted	$1.57	$1.80	$0.47

        The expected volatility is based on historic volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company's history and expectation of dividend payouts.

        Stock Repurchase Plan.    On July 17, 2007, the Company announced that it has increased the number of shares remaining for repurchase under its stock repurchase plan, originally effective January 1, 2003, and extended May 20, 2004, to 150,000 shares. During 2011, the Company repurchased no shares of common stock. At December 31, 2011, the maximum number of shares that may yet be purchased under the plan was 115,000.

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

Note 17. Income Taxes

        The components of federal and state income tax expense (benefit) were as follows:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Current federal income tax (benefit) expense	$(19)	$138	$1,830
Current state income tax expense	—	71	99
Deferred federal and state income tax benefit	(146)	(674)	(3,958)

	$(165)	$(465)	$(2,029)

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Income Taxes (Continued)

        Reconciliation of the statutory federal income tax expense (benefit) computed at 34% to the income tax expense (benefit) included in the consolidated statements of operations is as follows:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Federal income tax expense at statutory rate of 34%	$(7,054)	$1,196	$(484)
Increase (decrease) in taxes resulting from:
Goodwill impairment	7,859	—	—
State tax expense	130	71	65
Tax exempt income, net	(1,172)	(1,329)	(1,202)
Tax credits	(195)	(495)	(550)
Incentive stock option expense	108	37	73
Other, net	159	55	69

Income tax benefit	$(165)	$(465)	$(2,029)

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Income Taxes (Continued)

        Net deferred tax assets consisted of the following components:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$4,777	$5,029
Deferred compensation	672	616
Net operating loss carryovers	433	470
Net unrealized losses on available for sale securities	—	2,260
Non-qualified stock option expense	43	14
Deferred issuance costs	119	124
Tax credits	2,644	1,742
OTTI impairment	1,284	767
OREO FMV	23	270
Tax deductible goodwill	665	—
Other	294	302

Total deferred tax assets	10,954	11,594
Valuation Reserve	(181)	—

Deferred tax liabilities:
Premises and equipment	(330)	(448)
Identifiable Intangibles	(663)	(627)
Core deposit intangible	—	(67)
Mortgage servicing rights	—	(11)
Net unrealized gains on available for sale securities	(701)	—
FMV Trups Swaps	(262)	(196)
Purchase accounting adjustments, net	(288)	(212)
Prepaid expense and deferred loan costs	(551)	(470)
Joint Venture	(195)	—

Total deferred tax liabilities	(2,990)	(2,031)

Net deferred tax assets	$7,783	$9,563

        The Company has had $6.6 million and approximately $3.8 million of state net operating loss carryovers at December 31, 2011 and 2010, respectively, which will expire in 2024.

        The Company evaluated its tax positions as of December 31, 2011. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. Under the "more likely than not" threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2011, the Company had no material unrecognized tax benefits or accrued interest and penalties. The Company's policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company and its subsidiaries are

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Income Taxes (Continued)

subject to U.S. federal income tax as well as income tax of the Commonwealth of Pennsylvania. Years that remain open for potential review by the Internal Revenue Service and the Pennsylvania Department of Revenue are 2007 through 2010.

        In 2011, the Company recorded a valuation reserve of $181,000. This valuation reserve primarily relates to the state net operating losses.

Note 18. Segment and Related Information

        Under the standards set for public business enterprises regarding a company's reportable operating segments in FASB ASC 280, "Segment Reporting", the Company has four reportable segments: (i) banking and financial services (the "Bank"), (ii) insurance services ("VIST Insurance"), (iii) mortgage banking ("VIST Mortgage"), and (iv) wealth management services ("VIST Capital Management"). The Company's insurance services, mortgage banking and wealth management services are managed separately from the Bank.

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

        As a result of the fair value calculation process that occurred with the pending merger with Tompkins Financial, the banking segment had a goodwill impairment charge of $22.4 million which was taken during the fourth quarter of 2011.

Mortgage Banking

        The Bank provides mortgage banking services to its customers through VIST Mortgage, a division of the Bank. VIST Mortgage operates offices in Reading, Schuylkill Haven and Blue Bell, which are located in Berks County, Pennsylvania, Schuylkill County, Pennsylvania and Montgomery County,

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Segment and Related Information (Continued)

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

        As a result of the fair value calculation process that occurred with the pending merger with Tompkins Financial, the insurance segment had a goodwill impairment charge of $2.4 million which was taken during the fourth quarter of 2011.

Wealth Management

        VIST Capital Management, LLC ("VIST Capital") a full service investment advisory and brokerage services company, offers a full line of products and services for individual financial planning, retirement and estate planning, investments, corporate and small business pension and retirement planning. VIST Capital is headquartered at 1240 Broadcasting Road, Wyomissing, Pennsylvania.

        As a result of the fair value calculation process that occurred with the pending merger with Tompkins Financial, the wealth management segment had a goodwill impairment charge of $332,000 which was taken during the fourth quarter of 2011.

        The following table shows the Company's reportable business segments for the three and twelve months ended December 31, 2011 and 2010. All inter-segment transactions are recorded at cost and eliminated as part of the consolidation process. Each of these segments perform specific business activities in order to generate revenues and expenses, which in turn, are evaluated by the Company's

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Segment and Related Information (Continued)

senior management for the purpose of making resource allocation and performance evaluation decisions.

	VIST
	Bank	Insurance	Mortgage	Capital Management	Total
	(in thousands)
December 31, 2011
Net interest income and other income from external customers	$46,673	$12,156	$3,087	$831	$62,747
(Loss) income before income taxes	(21,274)	(797)	1,731	(406)	(20,746)
Goodwill impairment included in (loss) income before income taxes	(22,374)	(2,363)	—	(332)	(25,069)
Total assets	1,343,408	15,243	72,245	819	1,431,715
Purchases of premises and equipment	1,472	125	21	8	1,626
December 31, 2010
Net interest income and other income from external customers	$43,457	$11,934	$3,469	$814	$59,674
Income (loss) before income taxes	342	1,745	1,641	(209)	3,519
Goodwill impairment included in (loss) income before income taxes	—	—	—	—	—
Total assets	1,326,137	17,521	80,196	1,158	1,425,012
Purchases of premises and equipment	580	262	7	27	876
December 31, 2009
Net interest income and other income from external customers	$34,575	$12,758	$3,616	$787	$51,736
Income (loss) before income taxes	(5,890)	2,331	2,212	(75)	(1,422)
Goodwill impairment included in (loss) income before income taxes	—	—	—	—	—
Total assets	1,211,470	16,795	79,072	1,382	1,308,719
Purchases of premises and equipment	994	157	—	14	1,165

        Income (loss) before income taxes, as presented above, does not reflect management fees of approximately $588,000, $1.2 million and $175,000 that the mortgage banking operation, insurance operation and brokerage and investment services operation, respectively, paid to the Company during 2011. Income (loss) before income taxes, as presented above, does not reflect management fees of approximately $588,000, $1.1 million and $140,000 that the mortgage banking operation, insurance operation and the brokerage and investment operation, respectively, paid to the Company during 2010. Income (loss) before income taxes, as presented above, does not reflect management fees of approximately $588,000, $1.5 million and $195,000 that the mortgage banking operation, insurance operation and brokerage and investment services operation, respectively, paid to the Company during 2009.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Fair Value Measurements and Fair Value of Financial Instruments

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

        The following tables summarize securities available for sale, junior subordinated debentures and derivatives, measured at fair value on a recurring basis as of December 31, 2011 and 2010, segregated by the level of the valuation inputs within the hierarchy utilized to measure fair value.

	As of December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
ASSETS:
Securities Available For Sale:
U.S. Government agency securities	$—	$12,087	$—	$12,087
Agency mortgage-backed debt securities	—	324,971	—	324,971
Non-Agency collateralized mortgage obligations	—	6,243	—	6,243
Obligations of states and political subdivisions	—	25,437	—	25,437
Trust preferred securities—single issue	—	125	—	125
Trust preferred securities—pooled	—	1,828	—	1,828
Corporate and other debt securities	—	2,455	—	2,455
Equity securities	1,997	548	—	2,545
Interest rate cap (included in other assets)	—	—	54	54

	$1,997	$373,694	$54	$375,745

LIABILITIES:
Junior subordinated debt	$—	$—	$18,534	$18,534
Interest rate swaps (included in other liabilities)	—	—	846	846

	$—	$—	$19,380	$19,380

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

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

        The following table summarizes financial assets and financial liabilities measured at fair value on a nonrecurring basis as of December 31, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	As of December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets:
Impaired loans	$—	$—	$29,078	$29,078
Covered loans	—	—	8,038	8,038
OREO	—	—	3,724	3,724
Covered OREO	—	—	596	596

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

	As of December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets:
Impaired loans	$—	$—	$31,196	$31,196
Covered loans	—	—	29,719	29,719
OREO	—	—	5,303	5,303
Covered OREO	—	—	247	247

        The changes in Level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

	Year ended December 31, 2011
		Total realized and Unrealized Gains (Losses)
	Fair Value at December 31, 2010	Recorded in Revenue	Recorded in Other Comprehensive Income	Purchases	Transfers Into and/or Out of Level 3	Fair Value at December 31, 2011
	(Dollar amounts in thousands)
Assets:
Interest rate cap	$300	$(246)	$—	$—	$—	$54

	$300	$(246)	$—	$—	$—	$54

Liabilities:
Junior subordinated debt	$18,437	$(97)	$—	$—	$—	$18,534
Interest rate swaps	1,139	293	—	—	—	846

	$19,576	$196	$—	$—	$—	$19,380

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

	Year ended December 31, 2010
		Total realized and Unrealized Gains (Losses)
	Fair Value at December 31, 2009	Recorded in Revenue	Recorded in Other Comprehensive Income	Purchases	Transfers Into and/or Out of Level 3	Fair Value at December 31, 2010
	(in thousands)
Assets:
Interest rate cap	$—	$94	$—	$206	$—	$300
Liabilities:
Junior subordinated debt	$19,658	$1,221	$—	$—	$—	$18,437
Interest rate swaps	111	(1,028)	—	—	—	1,139

	$19,769	$193	$—	$—	$—	$19,576

        Certain assets, including goodwill, mortgage servicing rights, core deposits, other intangible assets, certain impaired loans and other long-lived assets, such as other real estate owned, are written down to fair value on a nonrecurring basis through recognition of an impairment charge to the consolidated statements of operations. As of December 31, 2011, there was a nonrecurring material goodwill impairment charge of $25.1 million incurred due to the Company fair valuation process for the merger with Tompkins Financial. There were no other material impairment charges incurred for financial instruments carried at fair value on a nonrecurring basis during the twelve months ended December 31, 2011. There were no material impairment charges incurred for financial instruments carried at fair value on a nonrecurring basis during the twelve months ended December 31, 2010.

Fair Value of Financial Instruments

        ASC Topic 825, "Financial Instruments" requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The estimated fair values of financial instruments as of December 31, 2011 and 2010, are set forth in the table below. The information in the table should not be interpreted as an estimate of the fair value of the Company in its entirety since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range of valuation techniques and the

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful.

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$22,675	$22,675	$16,315	$16,315
Federal funds sold	—	—	1,500	1,500
Mortgage loans held for sale	3,365	3,365	3,695	3,695
Securities available for sale	375,691	375,691	279,755	279,755
Securities held to maturity	1,555	1,613	2,022	1,888
Federal Home Loan Bank stock	5,800	5,800	7,099	7,099
Loans, net	893,128	926,881	939,573	955,148
Covered loans	50,706	50,706	66,770	66,770
Mortgage servicing rights	—	—	31	31
Bank owned life insurance	19,830	19,830	19,373	19,373
FDIC indemnification asset	6,381	6,381	7,003	7,003
Accrued interest receivable	5,307	5,307	5,205	5,205
Interest rate cap	54	54	300	300
Financial Liabilities:
Deposits	1,187,449	1,174,094	1,149,280	1,132,887
Securities sold under agreements to repurchase	103,362	114,293	106,843	111,300
Borrowings	—	—	10,000	10,008
Junior subordinated debt	18,534	18,534	18,437	18,437
Accrued interest payable	2,409	2,409	2,515	2,515
Interest rate swap	846	846	1,139	1,139
Off-balance Sheet Financial Instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

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

Note 19. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Fair Value Measurements and Fair Value of Financial Instruments (Continued)

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. VIST Financial Corp. (Parent Company Only) Financial Information

BALANCE SHEET

	December 31,
	2011	2010
	(In thousands)
ASSETS
Cash and short-term investments	$5,100	$16,362
Investment in bank subsidiary	112,838	117,669
Investment in non-bank subsidiary	12,749	14,629
Securities available for sale	1,518	1,949
Premises and equipment and other assets	2,836	2,593

Total assets	$135,041	$153,202

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	825	2,318
Junior subordinated debt, at fair value	18,534	18,437
Shareholders' equity	115,682	132,447

Total liabilities and shareholders' equity	$135,041	$153,202

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Dividends from subsidiaries	$—	$—	$—
Other income	7,034	8,759	7,330
Interest expense on junior subordinated debt	(1,636)	(1,464)	(1,381)
Other expense	(8,483)	(6,966)	(6,643)

(Loss) income before equity in undistributed net income (loss) of subsidiaries and income taxes	(3,085)	329	(694)
Income tax expense (benefit)	(267)	182	(131)
Net equity in undistributed net income (loss) of subsidiaries	(17,763)	3,837	1,170

Net (loss) income	$(20,581)	$3,984	$607

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. VIST Financial Corp. (Parent Company Only) Financial Information (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash Flows From Operating Activities
Net (loss) income	$(20,581)	$3,984	$607
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	991	295
Equity in undistributed loss (income) of subsidiaries	17,763	(3,837)	(1,170)
Directors' and employee stock compensation	568	343	218
Loss (gain) on sale of available for sale securities	122	(1)	198
(Increase) decrease other liabilities	(1,493)	335	—
(Decrease) increase in other assets	(96)	(203)	5
Other, net	452	322	247

Net Cash (Used In) Provided by Operating Activities	(3,265)	1,934	400

Cash Flow From Investing Activities
Purchase of available for sale investment securities	(15)	—	—
Sales and principal repayments, maturities and calls of available for sale securities	15	34	47
Purchase of premises and equipment	(397)	(878)	(523)
Investment in bank subsidiary	(5,000)	—	—
Investment in non-bank subsidiary	(100)	(150)	(300)

Net Cash Used In Investing Activities	(5,497)	(994)	(776)

Cash Flow From Financing Activities
Proceeds from the exercise of stock options and stock purchase plans	65	76	103
Issuance of common stock	—	4,831	—
Reissuance of treasury stock	—	—	424
Cash dividends paid	(2,565)	(2,488)	(2,863)

Net Cash (Used In) Provided By Financing Activities	(2,500)	2,419	(2,336)

(Increase) decrease in cash and cash equivalents	(11,262)	3,359	(2,712)
Cash:
Beginning	16,362	13,003	15,715

Ending	$5,100	$16,362	$13,003

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21. Quarterly Data (Unaudited)

	Year Ended December 31, 2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Interest income	$17,013	$16,921	$16,982	$16,893
Interest expense	5,304	5,405	5,426	5,373

Net interest income	11,709	11,516	11,556	11,520
Provision for loan losses	2,969	1,977	1,860	2,230

Net interest income after provision for loan losses	8,740	9,539	9,696	9,290
Other income	4,705	4,403	4,480	4,149
Loss on sale of and write downs on OREO	(65)	(168)	(208)	(804)
Net realized gains on sales of securities	601	490	293	89
Other-than-temporary impairment losses on investments	(607)	(606)	(242)	(64)
Goodwill impairment	25,069	—	—	—
Other expense	12,900	11,969	12,161	12,358

(Loss) income before income taxes	(24,595)	1,689	1,858	302
Income taxes (benefit)	(781)	270	550	(204)

Net (loss) income	$(23,814)	$1,419	$1,308	$506

Earnings per common share:
Basic (loss) earnings per common share	$(3.69)	$0.15	$0.14	$0.01

Diluted (loss) earnings per common share	$(3.69)	$0.15	$0.14	$0.01

	Year Ended December 31, 2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Interest income	$16,462	$15,788	$16,033	$15,804
Interest expense	5,717	5,612	5,887	6,127

Net interest income	10,745	10,176	10,146	9,677
Provision for loan losses	2,050	3,550	2,010	2,600

Net interest income after provision for loan losses	8,695	6,626	8,136	7,077
Gain on sale of equity interest	—	—	1,875	—
Other income	4,627	4,829	4,892	4,553
Loss on sale of and write downs on OREO	(195)	(838)	(578)	(16)
Net realized gains on sales of securities	226	179	194	92
Other-than-temporary impairment losses on investments	(79)	(622)	(53)	(96)
Other expense	11,819	11,825	11,286	11,075

Income (loss) before income taxes	1,455	(1,651)	3,180	535
Income taxes (benefit)	108	(1,049)	654	(178)

Net income (loss)	$1,347	$(602)	$2,526	$713

Earnings per common share:
Basic earnings (loss) per common share	$0.14	$(0.16)	$0.34	$0.05

Diluted earnings (loss) per common share	$0.14	$(0.16)	$0.34	$0.05

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2011. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of such date.

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation under the framework in Internal Control—Integrated Framework, the Company's management concluded that our internal control over financial reporting was effective as of December 31, 2011.

        There have been no changes in the Company's internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control—Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2011. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

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

        The consolidated financial statements of VIST Financial Corp. have been audited by Grant Thornton LLP, an independent registered public accounting firm, who was engaged to express an opinion as to the fairness of presentation of such financial statements. In connection therewith, Grant Thornton LLP is required to form an opinion on the effectiveness of VIST Financial Corp.'s internal control over financial reporting. Its opinion on the fairness of the financial statement presentation, and its opinion on internal control over financial reporting are included herein.

/s/ ROBERT D. DAVIS Robert D. Davis President and Chief Executive Officer	/s/ EDWARD C. BARRETT Edward C. Barrett Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
VIST Financial Corp.

        We have audited VIST Financial Corp. (a Pennsylvania corporation) and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). VIST Financial Corp. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on VIST Financial Corp. and subsidiaries internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, VIST Financial Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of VIST Financial Corp. and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for the year then ended, and our report dated March 28, 2012 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 28, 2012

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

DIRECTOR INFORMATION

James H. Burton, age 55

        Mr. Burton has served as a director since 2000. He is president of Manchester Copper Products, LLC, and chief operating officer of Island Sky Corporation, an Australian stock exchange listed company pioneering the development of air-to-water drinking water systems. He has substantial experience with internal operations of large companies and his experience with a foreign exchange brings unique experience and insight to our Board, and as chair of our Governance Committee.

Robert D. Carl III, age 58

        Mr. Carl is chairman, president and chief executive officer of CSCM Inc., an operator of diagnostic imaging clinics and has been a director of our company since 2008. Mr. Carl founded two companies. The first, Health Images, Inc., was a successful New York Stock Exchange listed company and was then sold at a favorable price. The second one, CSCM, Inc., is engaged in the same industry today. Mr. Carl is also a member of the Georgia Bar. Mr. Carl has proven his ability to develop, operate and manage a competitive and profitable business. That ability, along with his experience as an investor and officer in publicly held companies, qualify him to serve on our Board.

Philip E. Hughes, Jr., age 62

        Mr. Hughes is Vice Chairman of Keystone Industries, a manufacturer of hi-tech products for the dental, veterinary and cosmetic industries, since November 2011. Prior thereto, Mr. Hughes was a certified public accountant and attorney at Larson Allen, a certified public accounting firm. He specialized in the area of federal and state taxation, specifically in the area of partnership taxation and sophisticated income tax planning for business enterprises and their entrepreneur owners. He also has extensive experience in the tax structuring of merger and acquisition transactions between business entities. Mr. Hughes was a founding shareholder and director of Madison Bank which we acquired in 2004. A member of our Board of Directors since 2005, his previous experience as a director of a financial institution as well as his accounting experience and background are a valuable contribution to our Board.

Frank C. Milewski, age 61

        A director since 2002, Mr. Milewski is regional president of Providence Service Corporation, a publicly traded company which provides services in the human services field. Formerly, he was the founder, president and chief executive officer of The ReDCo Group, which had revenue in excess of $35 million, when it was acquired by Providence Service Corporation in 2004. Mr. Milewski is responsible for oversight and direction of six separate operating companies in five states. Mr. Milewski's executive experience in a publicly traded company is valuable as a Board member, chair of our Audit Committee, and vice chair of our Board of Directors.

Harry J. O'Neill, III, age 62

        Mr. O'Neill is president of Empire Wrecking Company of Reading, Pennsylvania, and Empire Group. He is also president of Delaware Valley Contractors, Elk Environmental, and Empire Building Products (d/b/a Surplus Home Center). Mr. O'Neill has served as a director since 1984, and as our longest serving director, he has extensive knowledge of our operations and has been with us in varying economic climates. In addition to his experience with our company, his professional management experience is important to his effective service as a director.

Andrew J. Kuzneski, III, age 44

        Mr. Kuzneski has served on our Board of Directors since 2007. He is a principal at Kuzneski Financial Group, a privately owned insurance broker that provides employee benefits, property and casualty, and other lines of insurance products and services to both consumer and business clients. He is also president of Berkshire Securities Corporation, a private investment company that has invested in community and regional banks for over thirty years. Mr. Kuzneski's knowledge of the banking industry from an investor perspective, and his insurance industry knowledge and experience, are very valuable to our Board of Directors.

M. Domer Leibensperger, age 71

        Mr. Leibensperger is president of Leibensperger Funeral Homes, Inc. and is active as a real estate investor. He has served as a director since 2005. Mr. Leibensperger began his service to the Company as a director of VIST Bank in 1999. His strong ties to the community and leadership involvement in local civic organizations provide our Board with valuable insight regarding the local business and consumer environment.

Karen A. Rightmire, age 64

        Ms. Rightmire is the retired president of United Way of Berks County, where she served for twenty years. She has served on our Board of Directors since 1994 and serves as chair of our Human Resources Committee. Ms. Rightmire currently serves as Executive Director of the Wyomissing Foundation, a private foundation established in Berks County and formed for the promotion of charitable, scientific, literary and educational activities. We believe Ms. Rightmire's business experience and long history of involvement in community and human service organizations provides our Board with insight as to the economic challenges our customers are facing.

Alfred J. Weber, age 59

        Mr. Weber is president of Tweed-Weber, Inc., a management consulting firm, and has been a member of our Board of Directors since 1995, serving as our independent chairman since 2005. He has been in the consulting industry since 1974 and has been president of his own business since 1984. The fundamental focus of his work is to help clients build and implement strategies to gain and sustain competitive advantage in their marketplace. Mr. Weber's experience in leading change initiatives and talent management, and his aptitude in the area of strategic planning are important to our Board's effectiveness and to his role as chairman.

Patrick J. Callahan, age 53

        Mr. Callahan joined the Board of Directors in 2004 and is finance director for The DePaul Group. The DePaul Group is a multi-faceted $350 million organization encompassing a wide array of successful businesses and industries, with the primary focus on real estate, quarries and construction. Mr. Callahan brings experience not only in accounting and financial statement reporting, as he is a certified public accountant with thirty years of experience, but also brings a thorough knowledge of residential and commercial real estate finance, an expertise vitally important to our Board.

Robert D. Davis, age 64

        Mr. Davis is currently the president and chief executive officer of VIST Financial Corp. and VIST Bank, chairman of VIST Insurance LLC and VIST Capital Management LLC, and joined our Board in 2005. He was president and chief executive officer of Republic First Bank from 1999 to 2005, and regional president of Mellon PSFS from 1995 to 1998. We believe that for the Board to run efficiently and effectively, the election of Mr. Davis to the Board of Directors assists in keeping the Board abreast of management's progress on corporate initiatives. Additionally, we believe that Mr. Davis' previous broad experience at other financial institutions, including sales, marketing, commercial and consumer credit, insurance and wealth management, provides the Board with insight relevant to its strategic initiatives as well as the ongoing day-to-day management of a financial services company.

Charles J. Hopkins, age 61

        Mr. Hopkins is vice chair of VIST Insurance LLC, formerly serving as its president. He joined our Board of Directors in 1999 when we acquired Essick & Barr, Inc., a full service insurance agency. Prior to his service as president of Essick & Barr, Inc., he spent eight years as an underwriter for an insurance company. Mr. Hopkins brings valuable experience and knowledge of the insurance industry which supports our company's diversification initiatives and insurance product offerings.

Michael J. O'Donoghue, age 69

        Mr. O'Donoghue is a partner at the law firm Wisler Pearlstine, LLC and heads the firm's corporate and commercial business practice. He has served on our Board since 2004, and previously served on the Board of Directors of Madison Bank for ten years until it was acquired by VIST. He was recently appointed for a fourth five-year term on the Board of Southeastern Pennsylvania Transit Authority (SEPTA) where he chairs the Pension Committee and is a member of the Audit Committee. SEPTA has an annual operating budget of $1.2 billion. Mr. O'Donoghue has in the past represented publicly owned companies and has been a co-owner of several small businesses. As a public company in a highly regulated industry, we believe Mr. O'Donoghue's perspective as an attorney is valuable as a member of our Board.

CORPORATE GOVERNANCE

Code of Conduct

        We have adopted a Code of Conduct that includes a conflict of interest policy and applies to all directors, officers and employees. All of our directors, officers and employees are required to affirm in writing their acceptance of the Code of Conduct. The Code of Conduct is available for review at our website at www.VISTfc.com or by contacting the Corporate Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and any persons owning ten percent or more of our common stock, to file in their personal capacities, initial statements of beneficial ownership, statements of change in beneficial ownership, and annual statements of beneficial ownership with the Securities and Exchange Commission. Persons filing such beneficial ownership statements are required by SEC regulations to furnish us with copies of all such statements filed with the SEC. The rules of the SEC regarding the filing of such statements require that "late filings" of such statements be disclosed in the proxy statement. To the best of our knowledge, there were no late filings during 2011.

Asset-Liability Committee

        The committee is composed of three directors and twelve senior officers of the Company. The Asset-Liability Committee is responsible for monitoring the interest rate sensitivity of our assets and liabilities.

Audit Committee

        The Audit Committee is composed of six independent directors (as defined under Nasdaq listing standards) and operates under a written charter, which complies with the requirements of the Nasdaq listing standards and SEC rules and regulations. A copy of the Committee's charter as adopted by the Board of Directors is available at our website at www.VISTfc.com or by contacting the Corporate Secretary. The Audit Committee's duties include:

  •
  Appointing, compensating, and providing oversight of, our independent accountants;

  •
  Approving all audit and non-audit services to be performed by our independent accountants;

  •
  Reviewing the scope and results of the audit plans of the independent accountants and internal auditor;

  •
  Overseeing the scope and adequacy of our internal accounting control and recordkeeping systems;

  •
  Conferring independently with, and reviewing various reports generated by, our independent accountants;

  •
  Overseeing the scope and activities of the internal audit function; and

  •
  Establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

        The Board of Directors has designated Frank C. Milewski, as the Audit Committee financial expert, and has determined that Mr. Milewski is independent within the meaning of the Nasdaq listing standards.

Item 11.    Executive Compensation

DIRECTOR COMPENSATION

        The following table sets forth certain information with respect to the compensation of our directors for the fiscal year ended 2011. We disclose the compensation that we paid to Mr. Davis in the Executive Compensation section of this Item 11.

	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
James H. Burton	46,050	31,220	2,926	0	0	0		80,196
Patrick J. Callahan	13,752	56,718	2,926	0	0	0		73,396
Robert D. Carl, III	33,000	31,220	2,926	0	0	0		67,146
Charles J. Hopkins	418,000	6,450	0	0	0	35,129	(4)	459,579
Philip E. Hughes, Jr.	14	60,406	2,926	0	0	0		63,346
Andrew J. Kuzneski, III	36,000	31,220	2,926	0	118	0		70,264
M. Domer Leibensperger	19,164	41,506	2,926	0	0	0		63,596
Frank C. Milewski	26,465	57,655	2,926	0	0	0		87,046
Michael J. O'Donoghue	15,062	46,258	2,926	0	0	0		64,246
Harry J. O'Neill, III	40,150	31,220	2,926	0	18,024	0		92,320
Karen A. Rightmire	31,089	38,531	2,926	0	408	0		72,954
Alfred J. Weber	29,038	60,232	2,926	0	15,555	0		107,751

(1)
Amounts include any portion of fees payable in cash that have been deferred under the Non-Employee Director Compensation Plan.

(2)
Amounts calculated using the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718. Amounts represent the aggregate grant date fair value of option and restricted stock awards made during the fiscal year ending December 31, 2011.

(3)
As of December 31, 2011, our directors had outstanding options and unvested stock awards in the following amounts:

Director	Outstanding Stock Options	Unvested Stock Awards
James H. Burton	17,311	4,000
Patrick J. Callahan	16,702	4,000
Robert D. Carl, III	11,000	4,000
Charles J. Hopkins	16,060	2,333
Philip E. Hughes, Jr.	15,544	4,000
Andrew J. Kuzneski, III	12,000	4,000
M. Domer Leibensperger	20,263	4,000
Frank C. Milewski	20,263	4,000
Michael J. O'Donoghue	16,702	4,000
Harry J. O'Neill, III	20,263	4,000
Karen A. Rightmire	20,263	4.000
Alfred J. Weber	20,263	4,000
(4)
Includes the following payments related to Mr. Hopkins' employment at VIST Insurance, LLC:

Salary	401(k) Match	Life & Disability Insurance	Use of Company Owned Vehicle	Country Club Dues	Total
$418,000	$2,710	$7,039	$17,994	$7,386	$453,129

Directors' Annual Compensation

        For 2011, we paid our non-employee directors under the Non-Employee Director Compensation Plan (the "Plan"), which we adopted in 2010 and was approved by our shareholders at our 2010 Annual Meeting of Shareholders. Under the Plan, fees may be payable in shares of common stock and/or cash as designated by the non-employee director in writing prior to the start of the calendar year to which such fees relate. Such designation must remain in place through the end of the calendar year for which fees relate. However, a non-employee director may change such designation once during any of the first three quarters of such calendar year by filing an amended designation with the corporate secretary.

        The Plan is administered by the Human Resources Committee. The Committee annually establishes the dollar amount of annual compensation. In January 2011, the Committee conducted a peer analysis of director compensation and considered those results when establishing the annual compensation for 2011.

        Under the Plan, the Committee established the following components of non-employee director compensation for 2011 as follows:

  •
  Annual retainer of $12,000;

  •
  Annual retainer of $13,000 for membership on VIST Bank Board's Executive Credit Committee;

  •
  Annual retainer for committee chairperson of $15,000;

  •
  Annual retainer for Chairman of the Board of $28,000;

  •
  Board meeting attendance fee of $700; and

  •
  Committee meeting attendance fee of $450.

Directors and Officers Liability Insurance

        We maintain a directors and officers liability insurance policy. The policy covers all of our directors and officers, as well as those of our subsidiaries, for certain liability, loss, or damage that they may incur in their capacities as such directors and officers. To date, no claims have been filed under this insurance policy.

Deferred Compensation and Salary Continuation Agreements

        We have entered into agreements with Directors O'Neill, Rightmire and Weber which permit the director to defer part or all of their director fees until the director ceases to be a director of us or our subsidiaries. Ms. Rightmire no longer defers any part of her director fees. Interest accrues on the deferred fees at an annual rate of 8%. The director is an unsecured creditor with respect to such deferred fees. The agreements also provide that if the director dies or becomes disabled while a director, the director receives certain death or disability benefits. We have purchased whole life insurance policies on the lives of certain directors to fund its obligations under these agreements.

Continued Equity Ownership

        We require each of our non-employee directors to maintain holdings of our common stock in an amount equal to at least three times their average annual director fees for the previous three years. If a director does not meet the minimum requirement, such director must receive 100% of his or her compensation in common stock until the requirement is met. All non-employee directors currently meet or exceed these ownership requirements.

 REPORT OF THE HUMAN RESOURCES COMMITTEE

        The Human Resources Committee of the Board of Directors of VIST Financial Corp. reviewed and discussed the Compensation Discussion and Analysis set forth above with management, and, based on such review and discussions, has recommended to the Board of Directors inclusion of the Compensation Discussion and Analysis in this Proxy Statement and, through incorporation by reference from this Proxy Statement, its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

        Additionally, the Human Resources Committee certified that as a participant in the Department of the Treasury's TARP Capital Purchase Program:

        1)    It reviewed with the chief risk officer the senior executive officer compensation plans and has made all reasonable efforts to ensure that such plans do not encourage SEOs to take unnecessary and excessive risks that threaten the value of VIST Financial Corp;

        2)    It reviewed with the chief risk officer the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks such plans pose to VIST Financial Corp; and

        3)    It reviewed the employee compensation plans to eliminate any features of such plans that would encourage the manipulation of reported earnings of VIST Financial Corp. to enhance the compensation of any employee.

Risk Review and Assessment of Incentive Compensation Plans

        As required under the Interim Final Rule (31 C.F.R. Part 30) issued by the Department of the Treasury in connection with the participation of VIST in the TARP, the Committee is required to meet with VIST's chief risk officer at least every six months to discuss, evaluate and review (1) the senior executive officer compensation plans, to ensure that those plans do not encourage the SEOs to take unnecessary and excessive risks that threaten the value of VIST; (2) the employee compensation plans, in light of the risks posed to VIST by such plans and how to limit such risks; and (3) the employee compensation plans, to ensure that those plans do not encourage the manipulation of VIST's reported earnings to enhance the compensation of any employee.

        To this end, the Committee last met with VIST's chief risk officer in September of 2011 to discuss, evaluate and review the SEO compensation plans, including VIST's Annual Corporate Performance Incentive Plan and 2007 Equity Incentive Plan. Following its review, the Committee and the chief risk officer concluded that the SEO compensation plans do not encourage unnecessary and excessive risk-taking that may threaten the value of VIST. In making the foregoing determination, the Committee and the chief risk officer considered the following:

  •
  With respect to the Annual Corporate Performance Incentive Plan: (1) incentive payout opportunities under the plan are a fairly small portion of an employee's total compensation; (2) actual allocation of the incentive pool under the plan is subject to recommendations of the chief executive officer and approval by the Committee; and (3) VIST has adopted a clawback policy whereby all awards under the plan are subject to recovery in the event payment was based upon materially inaccurate performance metric criteria.

  •
  With respect to the 2007 Equity Incentive Plan: (1) awards to all employees under the plan generally do not fully vest until three years after the date of grant; and (2) awards are based on corporate or business line performance and individual quantitative performance criteria.

        In September of 2011, the Committee and the chief risk officer also discussed, evaluated and reviewed the other employee compensation plans in addition to the compensation plans in which the SEOs participate. In addition to the plans noted above, under which all employees participate, these employee compensation plans generally fall into three categories: commission plans, incentive plans and bonus plans. Commission plans are based upon production. Incentive plans are generally based upon formulas tied to sales or referrals. Bonus plans are annual discretionary awards from a pool of dollars funded through corporate or business unit financial performance. Following its review, the Committee and the chief risk officer concluded that the other employee compensation plans do not present unnecessary risks and do not encourage the manipulation of reported earnings to enhance the compensation of any employee. In making the foregoing determination, the Committee and the chief risk officer considered the following:

  •
  Maximum payouts under some of the plans are not large enough to encourage unnecessary or excessive risk taking;

  •
  Several of the plans are not tied to reported earnings of VIST. For those that are tied to reported earnings, the other employees who participate in such plans generally do not hold the level of seniority or responsibility with VIST that would enable them to manipulate reported earnings;

  •
  In order to receive payment under the commission plans based on loan volume, loans originated must meet strict credit and underwriting standards;

  •
  While each plan may have some inherit risk, we have a system of controls in place which ensures that no plan encourages unnecessary or excessive risk taking; and

  •
  For any plans for which we have identified procedural shortcomings, we are taking the necessary steps to ensure compliance with the above regulations.

Karen A. Rightmire, Chairperson
Andrew J. Kuzneski, III
M. Domer Leibensperger
Michael J. O'Donoghue
Alfred J. Weber

EXECUTIVE COMPENSATION

        The following table sets forth certain information with respect to our chief executive officer, chief financial officer, and the three highest compensated named executive officers whose total compensation exceeded $100,000 for the fiscal year-ended December 31, 2011, 2010, and 2009 ("Named Executive Officers").

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Robert D. Davis	2011	381,743	0	101,140	0	0	0	50,064	532,947
President and Chief	2010	349,999	0	9,080	0	0	0	50,714	409,793
Executive Officer	2009	342,346	0	12,875	8,034	0	0	54,215	417,470
Edward C. Barrett	2011	220,000	0	7,740	8,779	0	56,928	11,310	304,757
Executive Vice President	2010	209,999	0	8,460	11,612	0	53,090	10,584	293,745
and Chief Financial Officer	2009	203,077	0	0	4,876	0	49,510	16,144	273,607
Louis J. DeCesare, Jr.	2011	200,000	0	7,740	8,779	0	0	19,575	236,094
Executive Vice President,	2010	185,000	0	8,460	11,612	0	0	24,280	229,352
VIST Bank	2009	181,730	0	0	3,900	0	0	9,000	194,630
Michael C. Herr	2011	270,000	0	7,740	8,779	0	0	15,359	301,878
Chief Operating Officer	2010	260,000	0	8,460	13,547	13,004	0	14,659	309,670
VIST Insurance, LLC	2009	259,615	0	0	3,900	13,004	0	21,648	285,163
Neena M. Miller	2011	195,000	0	7,740	10,242	0	0	11,355	224,337
Executive Vice President,	2010	185,000	15,000	8,460	13,547	0	0	10,869	232,876
VIST Bank	2009	176,538	15,000	0	4,550	0	0	11,585	207,673

(1)
Amounts calculated using the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718. Amounts represent the aggregate grant date fair value of option and restricted stock awards made during the fiscal year ending December 31, 2011.

(2)
The following table lists amounts included in the "All Other Compensation" column for each executive officer:

OTHER COMPENSATION

Name	Year	401(k) Match ($)	Life Insurance Coverage ($)	Auto Allowance / Use of Company Owned Vehicle ($)	Country Club Membership ($)	Total ($)
Robert D. Davis	2011	2,245	10,032	26,696	11,091	50,064
	2010	2,450	10,032	26,564	11,668	50,714
	2009	5,172	10,032	27,215	11,796	54,215
Edward C. Barrett	2011	2,910	0	8,400	0	11,310
	2010	2,184	0	8,400	0	10,584
	2009	7,744	0	8,400	0	16,144
Louis J. DeCesare, Jr.	2011	0	0	12,000	7,575	19,575
	2010	0	0	12,000	12,280	24,280
	2009	0	0	9,000	0	9,000
Michael C. Herr	2011	2,933	0	6,000	6,426	15,359
	2010	2,362	0	6,000	6,297	14,659
	2009	9,269	0	6,000	6,379	21,648
Neena M. Miller	2011	2,355	0	9,000	0	11,355
	2010	1,869	0	9,000	0	10,869
	2009	3,785	0	7,800	0	11,585

Grants of Plan Based Awards

        The following table shows information on equity incentive plan grants to the named executive officers during 2011. There were no non-equity incentive plan awards during 2011.

Grants of Plan-Based Awards
(For fiscal year ended December 31, 2011)

		Estimated Future Payments Under Non-Equity Incentive Plan Awards
								All Other Stock Awards: No. of Shares of Stock or Units (#)(1)		All Other Option Awards: No. of Securities Underlying Options (#)			Grant Date Fair Value of Stock and Option Awards ($)(3)
				Estimated Future Payments Under Equity Incentive Plan Awards(1)								Exercise or Base Price of Option Awards ($/Sh)(2)
Name	Grant Date	Threshold ($)	Target ($)	Threshold (#)	Target (#)		Maximum (#)
Davis, Robert D.	1/18/2011	0	0	0			0	1,334	(4)	0		0	12,219
	1/18/2011	0	0	666	1333	(5)	0	0		0		0	12,210
	1/18/2011	0	0	666	1333	(6)	0	0		0		0	12,210
	12/20/2011	0	0	0	0		0	3,334	(4)	0		0	21,504
	12/20/2011	0	0	1,666	3,333	(7)	0	0		0		0	21,498
	12/20/2011	0	0	1,666	3,333	(8)	0	0		0		0	21,498
Barrett, Edward C.	12/20/2011	0	0	0	0		0	0		2,000	(9)	6.45	18,320
	12/20/2011	0	0	1,000	2,000	(10)	0	0		0		6.45	18,320
	12/20/2011	0	0	1,000	2,000	(11)	0	0		0		6.45	18,320
	12/20/2011	0	0	0	0		0	400	(4)	0		0	2,580
	12/20/2011	0	0	200	400	(7)	0	0		0		0	2,580
	12/20/2011	0	0	200	400	(8)	0	0		0		0	2,580
DeCesare, Louis J. Jr.	12/20/2011	0	0	0	0		0	0		2,000	(9)	6.45	18,320
	12/20/2011	0	0	1,000	2,000	(10)	0	0		0		6.45	18,320
	12/20/2011	0	0	1,000	2,000	(11)	0	0		0		6.45	18,320
	12/20/2011	0	0	0	0		0	400	(4)	0		0	2,580
	12/20/2011	0	0	200	400	(7)	0	0		0		0	2,580
	12/20/2011	0	0	200	400	(8)	0	0		0		0	2,580
Herr, Michael C.	12/20/2011	0	0	0	0		0	0		2,000	(9)	6.45	18,320
	12/20/2011	0	0	1,000	2,000	(10)	0	0		0		6.45	18,320
	12/20/2011	0	0	1,000	2,000	(11)	0	0		0		6.45	18,320
	12/20/2011	0	0	0	0		0	400	(4)	0		0	2,580
	12/20/2011	0	0	200	400	(7)	0	0		0		0	2,580
	12/20/2011	0	0	200	400	(8)	0	0		0		0	2,580
Miller, Neena M.	12/20/2011	0	0	0	0		0	0		2,334	(9)	6.45	11,288
	12/20/2011	0	0	1,166	2,333	(10)	0	0		0		6.45	11,288
	12/20/2011	0	0	1,166	2,333	(11)	0	0		0		6.45	11,288
	12/20/2011	0	0	0	0		0	400	(4)	0			2,580
	12/20/2011	0	0	200	400	(7)	0	0		0		0	2,580
	12/20/2011	0	0	200	400	(8)	0	0		0		0	2,580

(1)
Restricted stock awards do not become fully transferrable until we pay back all TARP assistance (for each 24% of total assistance repaid, 25% of the award may become transferable). A minimum vesting period of at least two years is imposed.

(2)
The exercise price of an option to purchase shares of common stock is equal to the fair market value of a share of our common stock on the date the option is granted. The fair market value per share is the closing sale price for such a share on the date of grant.

(3)
Amounts calculated using the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718. Amounts represent the grant date fair value of each award made during the fiscal year ending December 31, 2011.

(4)
The restricted stock award vest in three equal annual installments per year on the first through third anniversary dates of the award.

(5)
The amount shown represents shares of restricted stock, or options granted, under the 2007 Equity Incentive Plan which vest subject to our achievement of our non-GAAP operating income and net operating expenses as a percentage of average assets goals for the year ending December 31, 2011. If the goals are met, the option award vests in three equal annual installments per year on the first through third anniversary dates of the award. We concluded that we did meet these goals, so the award will vest as scheduled.

(6)
Amounts shown represent shares of restricted stock, under the 2007 Equity Incentive Plan which vest subject to the achievement of individual performance goals as established by the Human Resources Committee for the year ending December 31, 2011. If the goals are met, the restricted stock award vests in three equal annual installments per year on the first through third anniversary dates of the award. We concluded that Mr. Davis did meet these goals, so the award will vest as scheduled.

(7)
The amount shown represents shares of restricted stock, under the 2007 Equity Incentive Plan which vest subject to our achievement of our non-GAAP operating income and net operating expenses as a percentage of average assets goals for the year ending December 31, 2012. If the goals are met, the restricted stock award vests in three equal annual installments per year on the first through third anniversary dates of the award.

(8)
Amounts shown represent shares of restricted stock, under the 2007 Equity Incentive Plan which vest subject to the achievement of individual performance goals as established by the Human Resources Committee for the year ending December 31, 2012. If the goals are met, the restricted stock award vests in three equal annual installments per year on the first through third anniversary dates of the award.

(9)
The options vest in three equal annual installments per year on the first through third anniversary dates of the grant.

(10)
The options were granted under the under the 2007 Equity Incentive Plan and vest in three equal annual installments per year on the first through third anniversary dates of the grant subject to our achievement of our net income goal for the year ending December 31, 2012.

(11)
The options were granted under the under the 2007 Equity Incentive Plan and vest in three equal annual installments per year on the first through third anniversary dates of the grant subject to the optionee's achievement of his/her individual performance goals as established by the Human Resources Committee for the year ending December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

        The following table sets forth information concerning exercisable and unexercisable options and unvested stock awards held by each named executive officer as of December 31, 2011.

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)
Davis, Robert D.	9/19/2005	55,125	0	21.48	9/19/2015		N/A		N/A
	2/13/2008	4,000	0	17.51	2/13/2018		N/A		N/A
	1/20/2009	2,667	1,333	8.54	1/20/2019	(1)	N/A		N/A
	1/20/2009	2,000	0	8.54	1/20/2019		N/A		N/A
	12/16/2009	N/A	N/A	N/A	N/A		278	(2)	1,682
	12/16/2009	N/A	N/A	N/A	N/A		278	(4)	1,682
	12/16/2009	N/A	N/A	N/A	N/A		278	(5)	1,682
	4/29/2010	N/A	N/A	N/A	N/A		334	(2)	2,021
	4/29/2010	N/A	N/A	N/A	N/A		333	(4)	2,014
	4/29/2010	N/A	N/A	N/A	N/A		333	(5)	2,014
	1/18/2011	N/A	N/A	N/A	N/A		1,334	(2)	8,071
	1/18/2011	N/A	N/A	N/A	N/A		1,333	(8)	8,064
	1/18/2011	N/A	N/A	N/A	N/A		1,333	(9)	8,064
	12/20/2011	N/A	N/A	N/A	N/A		3,334	(2)	20,171
	12/20/2011	N/A	N/A	N/A	N/A		3,333	(10)	20,165
	12/20/2011	N/A	N/A	N/A	N/A		3,333	(11)	20,165
Barrett, Edward C.	12/19/2002	1,824	0	15.98	12/19/2012		N/A		N/A
	12/15/2004	3,473	0	20.28	12/15/2014		N/A		N/A
	12/21/2005	7,166	0	21.25	12/21/2015		N/A		N/A
	12/20/2006	3,150	0	22.93	12/20/2016		N/A		N/A
	1/17/2008	1,333	0	17.10	1/17/2018		N/A		N/A
	1/17/2008	1,334	0	17.10	1/17/2018		N/A		N/A
	12/16/2008	1,667	0	9.68	12/16/2018	(1)	N/A		N/A
	12/16/2008	1,667	0	9.68	12/16/2018	(3)	N/A		N/A
	12/16/2009	1,667	833	5.15	12/16/2019	(3)	N/A		N/A
	12/16/2009	1,667	833	5.15	12/16/2019	(4)	N/A		N/A
	12/16/2009	1,667	833	5.15	12/16/2019	(5)	N/A		N/A
	12/15/2010	667	1,333	7.05	12/15/2010	(3)	N/A		N/A
	12/15/2010	667	1,333	7.05	12/15/2010	(7)	N/A		N/A
	12/15/2010	N/A	N/A	N/A	N/A		267	(3)	1,615
	12/15/2010	N/A	N/A	N/A	N/A		267	(9)	1,615
	12/20/2011	0	2,000	6.45	12/20/2021	(3)	N/A		N/A
	12/20/2011	0	2,000	6.45	12/20/2021	(12)	N/A		N/A
	12/20/2011	0	2,000	6.45	12/20/2021	(13)	N/A		N/A
	12/20/2011	N/A	N/A	N/A	N/A		400	(3)	2,420
	12/20/2011	N/A	N/A	N/A	N/A		400	(10)	2,420
	12/20/2011	N/A	N/A	N/A	N/A		400	(11)	2,420

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)
DeCesare, Louis J. Jr.	9/2/2008	5,000	0	13.88	9/02/2018		N/A		N/A
	12/16/2008	1,667	0	9.68	12/16/2018		N/A		N/A
	12/16/2008	1,667	0	9.68	12/16/2018		N/A		N/A
	12/16/2009	1,333	667	5.15	12/16/2019	(3)	N/A		N/A
	12/16/2009	1,333	667	5.15	12/16/2019	(4)	N/A		N/A
	12/16/2009	1,333	667	5.15	12/16/2019	(5)	N/A		N/A
	12/15/2010	667	1,333	7.05	12/15/2010	(3)	N/A		N/A
	12/15/2010	667	1,333	7.05	12/15/2010	(7)	N/A		N/A
	12/15/2010	N/A	N/A	N/A	N/A		267	(3)	1,615
	12/15/2010	N/A	N/A	N/A	N/A		267	(9)	1,615
	12/20/2011	0	2,000	6.45	12/20/2021	(3)	N/A		N/A
	12/20/2011	0	2,000	6.45	12/20/2021	(12)	N/A		N/A
	12/20/2011	0	2,000	6.45	12/20/2021	(13)	N/A		N/A
	12/20/2011	N/A	N/A	N/A	N/A		400	(3)	2,420
	12/20/2011	N/A	N/A	N/A	N/A		400	(10)	2,420
	12/20/2011	N/A	N/A	N/A	N/A		400	(11)	2,420
Herr, Michael C.	12/17/2004	1,389	0	20.74	12/17/2014		N/A		N/A
	12/21/2005	4,410	0	21.25	12/21/2015		N/A		N/A
	12/20/2006	7,875	0	22.93	12/20/2016		N/A		N/A
	1/17/2008	4,000	0	17.10	1/17/2018		N/A		N/A
	12/16/2008	4,000	0	9.68	12/16/2018		N/A		N/A
	12/16/2009	1,333	667	5.15	12/16/2019	(3)	N/A		N/A
	12/16/2009	1,333	667	5.15	12/16/2019	(4)	N/A		N/A
	12/16/2009	1,333	667	5.15	12/16/2019	(5)	N/A		N/A
	12/15/2010	778	1,556	7.05	12/15/2020	(3)	N/A		N/A
	12/15/2010	778	1,556	7.05	12/15/2020	(7)	N/A		N/A
	12/15/2010	N/A	N/A	N/A	N/A		267	(3)	1,615
	12/15/2010	N/A	N/A	N/A	N/A		267	(9)	1,615
	12/20/2011	0	2,000	6.45	12/20/2021	(3)	N/A		N/A
	12/20/2011	0	2,000	6.45	12/20/2021	(12)	N/A		N/A
	12/20/2011	0	2,000	6.45	12/20/2021	(13)	N/A		N/A
	12/20/2011	N/A	N/A	N/A	N/A		400	(3)	2,420
	12/20/2011	N/A	N/A	N/A	N/A		400	(10)	2,420
	12/20/2011	N/A	N/A	N/A	N/A		400	(11)	2,420

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)
Miller, Neena M.	1/14/2008	5,000	0	18.04	1/14/2018		N/A		N/A
	12/16/2008	3,334	0	9.68	12/16/2018		N/A		N/A
	12/16/2009	1,556	778	5.15	12/16/2019	(3)	N/A		N/A
	12/16/2009	1,555	778	5.15	12/16/2019	(4)	N/A		N/A
	12/16/2009	1,555	778	5.15	12/16/2019	(5)	N/A		N/A
	12/15/2010	778	1,556	7.05	12/15/2020	(3)	N/A		N/A
	12/15/2010	778	1,555	7.05	12/15/2020	(9)	N/A		N/A
	12/15/2010	N/A	N/A	N/A	N/A		267	(3)	1,615
	12/15/2010	N/A	N/A	N/A	N/A		267	(9)	1,615
	12/20/2011	0	2,334	6.45	12/20/2021	(3)	N/A		N/A
	12/20/2011	0	2,333	6.45	12/20/2021	(12)	N/A		N/A
	12/20/2011	0	2,333	6.45	12/20/2021	(13)	N/A		N/A
	12/20/2011	N/A	N/A	N/A	N/A		400	(3)	2,420
	12/20/2011	N/A	N/A	N/A	N/A		400	(10)	2,420
	12/20/2011	N/A	N/A	N/A	N/A		400	(11)	2,420

(1)
The options vest and become exercisable in three equal annual installments commencing on the date of grant.

(2)
The restricted stock award vests, if Mr. Davis remains an employee, on the third anniversary of the grant date.

(3)
The options, or restricted stock awards, vest in three equal annual installments per year on the first through third anniversary dates of the grant date.

(4)
The amount shown represents shares of restricted stock, or options granted, under the 2007 Equity Incentive Plan which vest subject to our achievement of our non-GAAP operating income and net operating expenses as a percentage of average assets goals for the year ending December 31, 2010. If the goals are met, the option award vests in three equal annual installments per year on the first through third anniversary dates of the award. We concluded that we did meet these goals, so the award will vest as scheduled.

(5)
Amounts shown represent shares of restricted stock, or options granted, under the 2007 Equity Incentive Plan which vest subject to the achievement of individual performance goals as established by the Human Resources Committee for the year ending December 31, 2010. If the goals are met, the restricted stock award vests in three equal annual installments per year on the first through third anniversary dates of the award. We concluded that Mr. Davis did meet these goals, so the award will vest as scheduled.

(6)
The options were granted under the under the 2007 Equity Incentive Plan and vest in three equal annual installments per year on the first through third anniversary dates of the grant subject to our achievement of our net income goal for the year ending December 31, 2011.

(7)
The options were granted under the under the 2007 Equity Incentive Plan and vest in three equal annual installments per year on the first through third anniversary dates of the grant subject to the optionee's achievement of his/her individual performance goals as established by the Human Resources Committee for the year ending December 31, 2011.

(8)
The amount shown represents shares of restricted stock, under the 2007 Equity Incentive Plan which vest subject to our achievement of our non-GAAP operating income and net operating expenses as a percentage of average assets goals for the year ending December 31, 2011. If the goals are met, the restricted stock award vests in three equal annual installments per year on the first through third anniversary dates of the award.

(9)
Amounts shown represent shares of restricted stock, under the 2007 Equity Incentive Plan which vest subject to the achievement of individual performance goals as established by the Human Resources Committee for the year ending December 31, 2011. If the goals are met, the restricted stock award vests in three equal annual installments per year on the first through third anniversary dates of the award.

(10)
The amount shown represents shares of restricted stock, under the 2007 Equity Incentive Plan which vest subject to our achievement of our non-GAAP operating income and net operating expenses as a percentage of average assets goals for the year ending December 31, 2012. If the goals are met, the restricted stock award vests in three equal annual installments per year on the first through third anniversary dates of the award

(11)
Amounts shown represent shares of restricted stock, under the 2007 Equity Incentive Plan which vest subject to the achievement of individual performance goals as established by the Human Resources Committee for the year ending December 31, 2011. If the goals are met, the restricted stock award vests in three equal annual installments per year on the first through third anniversary dates of the award.

(12)
Amounts shown represent shares of restricted stock, or options granted, under the 2007 Equity Incentive Plan which vest subject to the achievement of individual performance goals as established by the Human Resources Committee for the year ending December 31, 2012. If the goals are met, the restricted stock award vests in three equal annual installments per year on the first through third anniversary dates of the award. We concluded that Mr. Davis did meet these goals, so the award will vest as scheduled.

(13)
The amount shown represents shares of restricted stock, or options granted, under the 2007 Equity Incentive Plan which vest subject to our achievement of our non-GAAP operating income and net operating expenses as a percentage of average assets goals for the year ending December 31, 2012. If the goals are met, the option award vests in three equal annual installments per year on the first through third anniversary dates of the award. We concluded that we did meet these goals, so the award will vest as scheduled.

Options Exercised and Stock Vested Table

        There were no options exercised by the named executive officers, or stock awards vested for the named executive officers during the fiscal year ending December 31, 2011.

Equity Plan Compensation Information

        The following table provides certain information regarding securities issued or issuable under our equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	976,618	$12.61	153,467
Equity compensation plans not approved by security holders	—	—	—

Total	976,618	$12.61	153,467

EXECUTIVE OFFICER AGREEMENTS

        The following paragraphs describe employment or change in control agreements to which we are a party with our named executive officers. In connection with our participation in TARP, we agreed that our compensation arrangements and agreements, including employment and severance agreements, would comply with the compensation restrictions thereunder. As of June 15, 2010, we are prohibited from making, during the period in which Treasury continues to hold our Series A Preferred Stock, any payments to (or accelerating the vesting of any benefits on behalf of) our senior executive officers and any of our next five most highly compensated employees as a result of their departure from us for any reason (except as a result of death or disability or for payments for services performed or benefits accrued) or a change in control. As a result, we are prohibited from making many, if not all, of the payments described below relating to an executive officer's departure or a change in control during the period in which Treasury continues to hold our Series A Preferred Stock.

Robert D. Davis

        We have entered into an employment agreement, dated September 19, 2005, with Mr. Davis. The employment agreement had an initial term of three years and is automatically extended annually to provide for a term of one year unless either party shall give written notice of non-renewal to the other at least ninety days prior to the annual renewal date.

        The employment agreement provides for an annual base salary of $380,000. Each increase in Mr. Davis' base salary results in the new base salary under the employment agreement. The employment agreement also provides for a car allowance, as well as reimbursement by us for all reasonable expenses associated with the operation, maintenance, and insurance of such automobile. In addition, the agreement provides, among other things, the right to participate in any bonus plan approved by the Board of Directors, insurance, vacation, and other fringe benefits.

        Mr. Davis' employment agreement contains a severance provision applicable to a change in control. Generally, if Mr. Davis' employment is terminated involuntarily other than for cause or disability or if Mr. Davis voluntarily terminates his employment following our change in control, Mr. Davis will be entitled to a cash payment equal to two times his highest annualized base salary paid or payable to him at any time during the three years preceding such termination. In addition, following our change in control, for a period of 24 months following termination, Mr. Davis is entitled to continue participating in our health and other welfare benefit plans; provided, however, that if Mr. Davis is not permitted to participate in any of such plans in accordance with the administrative provisions of those plans and applicable federal and state law, we must pay or cause to be paid to Mr. Davis in cash an amount equal to the after-tax cost to him to obtain substantially similar benefits.

        If Mr. Davis' employment is terminated without cause, and no change in control has occurred, then Mr. Davis is entitled to continue to receive his base salary in effect on the date of termination for a period equal to the lesser of the number of months remaining in the employment period or 18 months. If Mr. Davis terminates his employment for specified events of good reason in the absence of a change in control, he is entitled to receive continued base salary for a period of 12 months.

        In the event that the amounts and benefits payable under the agreement are such that Mr. Davis becomes subject to the excise tax provisions of Code Section 4999, we will pay Mr. Davis such additional amount or amounts as will result in his retention (after the payment of all federal, state, and local excise, employment, and income taxes on such payments and the value of such benefits) of a net amount equal to the net amount Mr. Davis would have retained had the initially calculated payments and benefits been subject only to income and employment taxation.

        The employment agreement contains provisions restricting Mr. Davis' right to compete with us or solicit our employees or customers for:

  •
  the time period in which he receives any severance payments, in the event of an involuntary termination without cause or a voluntary termination for good reason absent a change in control;

  •
  18 months, in the event of an involuntary termination for cause or voluntary termination without good reason; and

  •
  six months, with respect to the non-competition restriction, and 18 months, with respect to the non-solicitation restriction, in the event Mr. Davis gives us notice to not renew his employment agreement.

        For purposes of Mr. Davis' employment agreement, the term "cause" means:

  •
  conviction of or plea of guilty or no contest to a felony or incarceration for a period of 45 consecutive days or more;

  •
  failure to follow the good faith lawful instructions of the Board of Directors with respect to its operations, following prior written notice of such instructions;

  •
  willful failure to substantially perform duties;

  •
  willful failure to enforce, or willful violation of, the material written policies and procedures;

  •
  fraud or willful malfeasance, dishonesty, or gross negligence; or

  •
  removal or prohibition from being an institution-affiliated party by a final order of an appropriate federal banking agency.

        For purposes of Mr. Davis' employment agreement, the term "good reason" means the occurrence of any of the following without Executive's consent:

  •
  a material adverse change in title, job description, or duties;

  •
  a reduction in base salary; or

  •
  a material breach of the agreement by us, which is not cured within 15 days of written notice from Mr. Davis to us.

Michael C. Herr

        We and VIST Insurance have entered into an employment agreement dated July 2, 2007 with Mr. Herr. The employment agreement has an initial term of three years and is automatically extended annually to provide for a term of three years from each annual renewal date unless either party shall give written notice of non-renewal to the other at least ninety days prior to the annual renewal date.

        The employment agreement provides for an annual base salary of $270,000. In the event we increase Mr. Herr's base salary, the increased salary becomes the new base salary under the employment agreement. For any consecutive six month period, Mr. Herr is entitled to receive a cash bonus if VIST Insurance meets pre-established earnings before income tax and amortization targets. We provide more information about this arrangement in the Compensation Discussion & Analysis. The employment agreement also provides for a car allowance, insurance, vacation, other fringe benefits, and the right to participate in any commercial referral plan and any bonus plan approved by the Board of Directors.

        Mr. Herr's employment agreement contains a severance provision applicable to a change in control. If Mr. Herr's employment is terminated involuntarily other than for cause or disability, or if

Mr. Herr voluntarily terminates his employment for certain events of good reason following our change in control, Mr. Herr is entitled to receive a cash payment equal to two times his then annual base salary. However, if such termination is on account of a change in control which was approved in advance by at least two-thirds our directors then in office, in lieu of the foregoing, Mr. Herr is entitled to receive an amount equal to the sum of his current base salary and the average of the amounts paid to him (or otherwise accrued) annually during the employment term as bonuses.

        If Mr. Herr's employment is terminated without cause, and no change in control has occurred, then Mr. Herr is entitled to continue to receive his annual base salary in effect on the date of termination for the remainder of the then existing employment period.

        In the event any payment to Mr. Herr under the agreement would trigger a reduction in tax deductions under Code Section 280G, the amount of such payment shall be reduced to the maximum amount that can be paid without triggering the reduction in tax deductions.

        The employment agreement contains provisions restricting Mr. Herr's right to compete with us or solicit our employees or customers for:

  •
  the time period in which he receives any severance payments, in the event of an involuntary termination without cause or disability absent a change in control;

  •
  24 months, in the event of an involuntary termination for cause or voluntary termination without good reason;

  •
  the remaining term of the agreement, in the event we give Mr. Herr notice that we do not wish to renew his employment agreement;

  •
  12 months, in the event Mr. Herr gives us notice to not renew his employment agreement; and

  •
  12 months, in the event of an involuntary termination without cause or a voluntary termination for good reason following a termination after July 1, 2011 in connection with a board-approved change in control.

        For purposes of Mr. Herr's agreement, the term "cause" generally has the same meaning as defined under Mr. Davis' agreement, except that it also includes any intentional violation of the agreement, a breach of fiduciary duty involving personal profit, and Mr. Herr's loss or non-renewal of an insurance license.

        For purposes of Mr. Herr's employment agreement, the term "good reason" means any of the following events occurring after a change in control:

  •
  any reduction in responsibilities or authority;

  •
  the assignment to duties inconsistent with those in effect as of the change in control;

  •
  any reassignment to a location greater than 50 miles from the location of Mr. Herr's office on the date of the change in control;

  •
  any reduction in salary;

  •
  any failure to continue participation in any commission compensation or bonus plans or any material reduction in the potential benefits under any of such plans;

  •
  any failure to provide benefits at least as favorable as those enjoyed by him under any retirement or pension, life insurance, medical, health and accident, disability or other employee plans, or any material reduction in any of such benefits;

  •
  any requirement that Mr. Herr travel in performance of his duties for a significantly greater period of time than was required prior to a change in control; or

  •
  any sustained pattern of interruption or disruption for matters substantially unrelated to Mr. Herr's duties.

Change in Control Agreements

        We and VIST Bank are parties to change in control agreements with Messrs. Barrett and DeCesare and Ms. Miller.

        Each of these agreements provides the applicable officer with severance benefits in the event that we involuntarily terminate their employment without cause or the officer's employment terminates for certain specified events of good reason following our change in control. The agreements generally provide for a benefit in each case of one times the sum of:

  •
  the officer's highest annualized base salary in the year of termination of employment or over the two prior years; and

  •
  the highest cash bonus paid to the officer in the year of termination of employment or over the prior two years.

        Payments are made over a 12 month period or 24 month period commencing on the month following termination of employment. The officer is also entitled to a continuation of health and medical benefits for a one-year period.

        In the event any payment to the officer under the agreement would trigger a reduction in tax deductions under Code Section 280G, the amount of such payment will be reduced to the maximum amount that can be paid without triggering the reduction in tax deductions.

        The agreements contain provisions restricting the officer's right to compete with us or solicit our employees or customers for the period during which the officer receives severance under the agreements.

        For purposes of the change in control agreements, the term "good reason" means any of the following events occurring after a change in control:

  •
  any reduction in responsibilities or duties;

  •
  any reassignment to a location greater than 35 miles from the location of the officer's primary office on the date of the change in control;

  •
  any material reduction in salary;

  •
  any failure to provide benefits at least as favorable as those enjoyed by under any retirement or pension, life insurance, medical, health and accident, disability or other employee plans, or any material reduction in any of such benefits; or

  •
  any material breach of the agreements by us, coupled with a failure to cure.

Pension Benefits Table

        The following table provides certain information regarding the present value of accumulated benefits under the SERP for Mr. Barrett as of December 31, 2011. We describe the SERP in the Compensation Discussion and Analysis.

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Edward C. Barrett	Supplemental Executive Retirement Plan	9	$369,651	$0

Compensation Upon Termination or Change in Control Table

        The following table sets forth certain information with respect to severance benefits under an employment agreement or change in control agreement with a named executive officer based on compensation received for the fiscal year ended December 31, 2011. As of December 31, 2011, the provisions of EESA prohibit us from making all of the payments set forth in the table, except for those paid upon disability, death, or, with respect to Mr. Barrett, under the SERP (excluding any benefit enhancements due to a change in control); provided that, with respect to the SERP, certain conditions are met. In the event that we repurchase the Series A Preferred Stock purchased by Treasury, the restrictions imposed by EESA relating to severance payments will terminate.

					Following a change in control
							Involuntary Termination Not For Cause or Disability OR Voluntary Termination For Good Reason
		Absent a change in control
	Change in Control, Death, or Retirement	Disability	Involuntary Termination Not For Cause or Disability	Voluntary Termination For Good Reason	Disability	Voluntary Termination Not For Good Reason
Robert D. Davis(4)
Base salary(1)	$0	$95,417	$381,323	$381,247	$763,486	$763,486	$763,486
Medical continuation(1)	$0	$0	$15,637	$15,634	$31,236	$31,236	$31,236
Value of accelerated stock options(2)	$0	$0	$0	$0	$0	$0	$0
Value of accelerated restricted stock(2)	$93,775	$93,775	$0	$0	$93,775	$93,775	$93,775
Potential excise tax gross-up	$0	$0	$0	$0	$0	$0	$0
Total	$93,775	$189,192	$396,960	$396,881	$888,497	$888,497	$888,497
Edward C. Barrett(4)
Base salary(1)	$0	$0	$0	$0	$0	$0	$219,495
Bonus(1)	$0	$0	$0	$0	$0	$0	$0
Medical continuation(1)	$0	$0	$0	$0	$0	$0	$9,379
Value of SERP(3)	$615,419	$503,046	$469,126	$469,126	$615,419	$615,419	$615,419
Value of accelerated stock options(2)	$2,249	$2,249	$0	$0	$2,249	$2,249	$2,249
Value of accelerated restricted stock(2)	$12,913	$12,913	$0	$0	$12,913	$12,913	$12,913
Potential reduction in payout due to operation of Code Section 280G	$0	$0	$0	$0	$0	$0	$0
Total	$630,581	$518,208	$469,126	$469,126	$630,581	$630,581	$859,455
Louis J. DeCesare, Jr.(4)
Base salary(1)	$0	$0	$0	$0	$0	$0	$199,780
Bonus(1)	$0	$0	$0	$0	$0	$0	$0
Medical continuation(1)	$0	$0	$0	$0	$0	$0	$17,194
Value of accelerated stock options(2)	$1,801	$1,801	$0	$0	$1,801	$1,801	$1,801
Value of accelerated restricted stock(2)	$12,913	$12,913	$0	$0	$12,913	$12,913	$12,913
Potential reduction in payout due to operation of Code Section 280G	$0	$0	$0	$0	$0	$0	$0
Total	$14,714	$14,714	$0	$0	$14,714	$14,714	$231,688

					Following a change in control
							Involuntary Termination Not For Cause or Disability OR Voluntary Termination For Good Reason
		Absent a change in control
	Change in Control, Death, or Retirement	Disability	Involuntary Termination Not For Cause or Disability	Voluntary Termination For Good Reason	Disability	Voluntary Termination Not For Good Reason
Neena M. Miller(4)
Base salary(1)	$0	$0	$0	$0	$0	$0	$194,786
Bonus(1)	$0	$0	$0	$0	$0	$0	$14,984
Medical continuation(1)	$0	$0	$0	$0	$0	$0	$16,623
Value of accelerated stock options(2)	$2,101	$2,101	$0	$0	$2,101	$2,101	$2,101
Value of accelerated restricted stock(2)	$12,913	$12,913	$0	$0	$12,913	$12,913	$12,913
Potential reduction in payout due to operation of Code Section 280G	$0	$0	$0	$0	$0	$0	$0
Total	$15,014	$15,014	$0	$0	$15,014	$15,014	$241,407
Michael Herr(4)
Base salary(1)(5)	$0	$0	$538,652	$0	$0	$0	$540,000
Bonus(1)	$0	$0	$0	$0	$0	$0	$0
Medical continuation(1)	$0	$0	$0	$0	$0	$0	$0
Value of accelerated stock options(2)	$1,801	$1,801	$0	$0	$1,801	$1,801	$1,801
Value of accelerated restricted stock(2)	$12,913	$12,913	$0	$0	$12,913	$12,913	$12,913
Potential reduction in payout due to operation of Code Section 280G	$0	$0	$0	$0	$0	$0	$0
Total	$14,714	$14,714	$538,652	$0	$14,714	$14,714	$554,714

(1)
For base salary, bonus and medical continuation payment calculation, and time and form of such payments, see "Executive Officer Agreements" and "Change in Control Agreements."

(2)
Values represent the "spread" value of stock options and market value of restricted stock as of December 31, 2010.

(3)
Payments commence at termination of employment, age 65 (upon a disability or termination prior to age 65 after a change in control), or within 60 days of death and are made in equal monthly installments for 15 years. Upon Mr. Barrett's death or retirement, he will receive an amount under his SERP equal to the amounts due following a change in control. For more information on Mr. Barrett's SERP, see "Deferred Compensation and Salary Continuation Agreements."

(4)
On December 19, 2008, we sold 25,000 shares of Series A Preferred Stock and an accompanying warrant to purchase our common stock to the United States Treasury under its TARP Capital Purchase Program. Section 111 of the EESA, as amended, generally prohibits a participant in the TARP Capital Purchase Program from making, during the period in which Treasury continues to hold our preferred stock, any payments to our senior executive officers and any of our next five most highly compensated employees as a result of their departure from the Company or a change in control (except for payments for services performed or benefits accrued). Accordingly, as of December 31, 2009, the provisions of Section 111 by their terms would prohibit the Company from making many, if not all, of the payments set forth in the table. In the event that the Company repurchases the Series A Preferred Stock purchased by Treasury on December 19, 2008, the restrictions imposed by Section 111 relating to severance payments terminate.

(5)
In the event of a termination on account of a change in control which was approved in advance by at least two-thirds of the board of directors, Mr. Herr would be entitled to receive $260,000, in lieu of the payment set forth in this item.

Human Resources Committee Interlocks and Insider Participation

        No member of the Human Resources Committee (i) was, during the 2011 fiscal year, or had previously been, an officer or employee of VIST or our subsidiaries nor (ii) had any direct or indirect material interest in a transaction of VIST or a business relationship with VIST, in each case that would require disclosure under applicable rules of the SEC. No other interlocking relationship existed between any member of the Human Resources Committee or an executive officer of VIST, on the one hand, and any member of the compensation committee (or committee performing equivalent functions, or the full board of directors) or an executive officer of any other entity, on the other hand.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The following table shows the beneficial ownership of our common stock as of January 31, 2012 by each director and executive officer, and the directors and executive officers as a group. Unless otherwise indicated in a footnote, shares are not pledged as security.

Director and Executive Officer Stock Ownership

Name	Amount and Nature of Beneficial Ownership(1)(2)		Percent of Total Shares Outstanding
James H. Burton	24,816	(3)	*
Patrick J. Callahan	29,557		*
Robert D. Carl, III	262,747	(4)	3.96%
Robert D. Davis	79,603	(5)	1.20%
Charles J. Hopkins	83,702		1.26%
Philip E. Hughes, Jr.	55,341	(6)	*
Andrew J. Kuzneski, III	146,078	(7)	2.20%
M. Domer Leibensperger	29,293		*
Frank C. Milewski	66,466	(8)	1.00
Michael J. O'Donoghue	30,262	(9)	*
Harry J. O'Neill, III	40,447		*
Karen A. Rightmire	41,590		*
Alfred J. Weber	47,176		*
Gregory J. Barr	17,871		*
Edward C. Barrett	52,346		*
Louis J. DeCesare, Jr.	13,933		*
Jenette L. Eck	26,850	(10)	*
Michael C. Herr	30,438		*
Christina S. McDonald	27,388		*
Neena M. Miller	16,938		*
All directors and executive officers as a group (20 persons)	1,118,621		16.85%

*
Less than 1% of the outstanding shares of common stock.

(1)
The amounts include the following shares of common stock that the individual has the right to acquire by April 1, 2012 by exercising outstanding stock options:

James H. Burton	14,311	Harry J. O'Neill, III	16,047
Patrick J. Callahan	13,702	Karen A. Rightmire	16,047
Robert D. Carl, III	8,000	Alfred J. Weber	16,047
Robert D. Davis	65,125	Gregory J. Barr	16,733
Charles J. Hopkins	14,236	Edward C. Barrett	27,949
Philip E. Hughes, Jr.	12,544	Louis J. DeCesare, Jr.	13,667
Andrew J. Kuzneski, III	9,000	Jenette L. Eck	22,686
M. Domer Leibensperger	16,047	Michael C. Herr	27,229
Frank C. Milewski	16,047	Christina S. McDonald	24,921
Michael J. O'Donoghue	13,702	Neena M. Miller	14,556
All directors and officers as a group	378,596
(2)
The amounts shown do not include the following shares of unvested restricted common stock:

James H. Burton	2,000	Harry J. O'Neill, III	2,000
Patrick J. Callahan	2,000	Karen A. Rightmire	2,000
Robert D. Carl, III	2,000	Alfred J. Weber	2,000
Robert D. Davis	14,501	Edward C. Barrett	1,734
Charles J. Hopkins	2,000	Louis J. DeCesare, Jr.	1,734
Philip E. Hughes, Jr.	2,000	Michael C. Herr	1,734
Andrew J. Kuzneski, III	2,000	Christina S. McDonald	1,734
M. Domer Leibensperger	2,000	Neena M. Miller	1,734
Frank C. Milewski	2,000
Michael J. O'Donoghue	2,000
All directors and officers as a group	47,171
(3)
Of such shares, 4,581 shares are held jointly with his spouse and are pledged as security for a loan from a commercial bank.

(4)
Includes:

5,770 shares held by James Robert Currie Carl, a minor under UGTMA of Georgia;

5,770 shares held by Annelies Aemilia Currie Carl, a minor under UGTMA of Georgia;

10,805 shares held by Patricia A. Donahue Trust FBO James Robert Currie Carl;

10,805 shares held by Patricia A. Donahue Trust FBO Annelies Aemilia Currie Carl;

1,764 shares held by Robert D. Carl, III, QDT QTIP Trust; and

11,242 shares held by spouse.

(5)
Includes 9,852 shares held jointly with spouse.

(6)
Includes 20,439 shares held jointly with spouse.

(7)
Includes 121,550 shares held by Berkshire Securities Corp.

(8)
Includes 22,090 shares held jointly with spouse.

(9)
Includes 349 shares held joint with spouse, and 233 shares held by spouse.

(10)
Includes 41 shares held jointly with spouse.

        The following table provides certain information regarding securities issued or issuable under the Company's equity compensation plans as of December 31, 2011.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans(excluding securities reflected in first column)
Equity compensation plans approved by security holders:
2007 Equity Incentive Plan—options	976,618	$12.61	153,467
Equity compensation plans not approved by security holders	—	N/A	—

Total	976,618	$12.61	153,467

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Director Independence

        The Board of Directors has affirmatively determined that James H. Burton, Patrick J. Callahan, Robert D. Carl, III, Philip E. Hughes, Jr., Andrew J. Kuzneski, III., M. Domer Leibensperger, Frank C. Milewski, Michael J. O'Donoghue, Harry J. O'Neill, III, Karen A. Rightmire, and Alfred J. Weber are independent within the meaning of the Nasdaq listing standards. In addition, all members of the Board serving on the Audit, Governance and Human Resources/Compensation Committees are independent within the meaning of the Nasdaq listing standards applicable to each committee. The Board determined that the following directors are not independent within the meaning of the Nasdaq listing standards: Robert D. Davis, President and Chief Executive Officer of the Company and VIST Bank, and Charles J. Hopkins, Vice Chairman of VIST Insurance, LLC, a wholly owned subsidiary of the Company.

        The Board has determined that a lending relationship resulting from a loan made by VIST Bank to a director would not affect the determination of independence if the loan complies with Regulation O under the federal banking laws. The Board also determined that maintaining with VIST Bank a deposit, savings or similar account by a director or any of the director's affiliates would not affect the determination of independence if the account is maintained on the same terms and conditions as those available to similarly situated customers. Additional categories or types of transactions or relationships considered by the Board regarding director independence include, but are not limited to: reciprocal directorships ("director interlocks"), existing significant consulting relationships, an existing commercial relationship between the director's organization and VIST, or new business relationships that develop through Board membership.

        The independent directors meet regularly in executive session without management present. The Board has appointed an independent director to serve as Chairman of the Board. The Chairman also serves as chair of the Board's executive sessions (without management present).

Board Membership Criteria

        Each member of the Board must possess the individual qualities of integrity, high performance standards, mature confidence, informed judgment, and financial literacy. Each director is required to own a significant equity position in the Company. Non-employee directors are required to own stock worth at least three times their average annual director fees for the previous three years, and are required to receive 100% of their director fee payments in Company stock until this requirement is met.

Board Diversity

        The primary goal of director selection is to nominate individuals who, as a group, offer a range of specialized knowledge, skills, and expertise that can contribute to the successful operation of the Company. It is, therefore, critical that our Board bring the most valuable talent available to the boardroom by expanding the pool of potential nominees considered to include a more diverse range of qualified candidates who meet established criteria. However, fundamental characteristics, professional experience, skills and core competencies of a director should not, and need not, be waived to achieve diversity.

        VIST does not maintain a formal diversity policy regarding director selection. VIST will consider, but not choose based solely on, the distinctive skills, perspectives, and experiences that candidates diverse in gender, ethnic background, geographic origin, and professional experience (public, private, and non-profit sectors) each potential director nominee can bring to the boardroom.

Policies and Procedures for Approving Related Persons Transactions

        Nasdaq Marketplace Rule 4250(h) requires that we conduct an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis, and all such transactions must be approved by our Audit Committee or another independent body of the Board of Directors. As required under its charter, the Audit Committee of the Board of Directors is responsible for reviewing and approving all transactions with any related party. Related parties include any of our directors or executive officers, certain of our shareholders and their immediate family members. This obligation is set forth in writing in the charter of the Audit Committee, which is available for review at our website at www.VISTfc.com or by contacting the Corporate Secretary.

        Our Code of Conduct and Ethics requires all directors, officers and employees who may have a potential or apparent conflict of interest to notify our Ethics Officer. A potential conflict exits whenever an individual has an outside interest—direct or indirect—which conflicts with the individual's duty to VIST or adversely affects the individual's judgment in the discharge of his or her responsibilities at VIST. The appearance of a conflict of interest may be just as damaging to our reputation as a real conflict of interest. Prior to consideration, our Board of Directors requires full disclosure of all material facts concerning the relationship and financial interest of the relevant individuals in the transaction. The Board then determines whether the terms and conditions of the transaction are less favorable to us than those offered by unrelated third parties. If the Board makes this determination, the transaction must be approved by a majority of the independent directors entitled to vote on the matter with the interested director abstaining. Purchases and sales of real or personal property involving an affiliated person also require that we determine the value of the property from an independent outside appraiser. All of the transactions reported below under the heading "Transactions with Related Persons" were approved by our Board of Directors in accordance with these policies and procedures, and we believe that the terms of these transactions were not less favorable to us as those we could have obtained from unrelated third parties. The Code of Conduct and Ethics is available for review at our website at www.VISTfc.com or by contacting the Corporate Secretary.

        To identify related party transactions, each year, we submit and require our directors and officers to complete Director and Officer Questionnaires identifying any transaction with us or any of our subsidiaries in which the officer or director or their family members have an interest. The Board of Directors reviews related party transactions due to the potential for a conflict of interest. Each year, our directors and executive officers also review our Code of Conduct and Ethics.

Transactions with Related Persons

        Some of our directors and officers, and the companies with which they are associated, are customers of, and during 2011 had banking transactions with, VIST Bank in the ordinary course of the bank's business, and intend to do so in the future. All loans and loan commitments included in such transactions were made in the ordinary course of business under substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender, and in the opinion of management, do not involve more than the normal risk of collection or present other unfavorable features. At December 31, 2011, total loans and commitments of approximately $8.853 million were outstanding to our executive officers and directors and their affiliated businesses, which represented approximately 7.65% of our shareholders' equity at such date.

Item 14.    Principal Accountant Fees and Services

AUDIT AND OTHER FEES

        The Board of Directors appointed Grant Thornton LLP ("Grant Thornton") as VIST's independent public accounting firm for the fiscal year ended December 31, 2011, which was ratified by shareholders at the April 26, 2011 Annual Meeting of Shareholders.

        ParenteBeard LLC ("ParenteBeard") completed all of the work for the year ended December 31, 2010 as required, and therefore, fees were paid to both independent public accounting firms, Grant Thornton and ParenteBeard, for the year ended December 31, 2011. Aggregate fees billed to VIST by its independent registered public accounting firms for the years ended December 31, 2011 and December 31, 2010 were as follows:

	Year-Ended December 31, 2011 ($)	Year-Ended December 31, 2010 ($)
Grant Thornton LLP
Audit Fees	325,506	n/a
Audit-Related Fees	35,000	n/a
Tax Fees	0	n/a
All Other Fees	159,644	n/a

	Year-Ended December 31, 2011 ($)	Year-Ended December 31, 2010 ($)
ParenteBeard LLC
Audit Fees	20,000	240,386
Audit-Related Fees	34,959	23,000
Tax Fees	0	25,365
All Other Fees	137,785	0

        Audit-related services consisted of audits of two of the Company's employee benefit plans, and accounting and regulatory consultations. Tax services consisted of tax compliance services, including tax return preparation services, planning, research and advice.

        The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company's independent registered public accounting firm. In accordance with such policy, all of the services provided by the Company's independent registered public accounting firm set forth above were approved by the Audit Committee. The Committee may delegate to one or more designated members of the Committee the authority to grant required pre-approvals. The decisions of any member to whom authority is delegated under this paragraph to pre-approve an activity under this subsection shall be presented to the full Committee at its next scheduled meeting.

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

(b)
Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of January 25, 2012, between Tompkins Financial Corporation, TMP Mergeco, Inc., TMP Mergeco, Inc. and VIST Financial Corp. (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on January 27, 2012).
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
10.2	Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).*
10.3	Deferred Compensation Plan for Directors (incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996).*
10.4	VIST Financial Corp. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10-1 to Registrant's Registration Statement on Form S-8 No. 333-37452).*
10.5	1998 Employee Stock Incentive Plan (incorporated by reference to Exhibit 99-1 to Registrant's Registration Statement on Form S-8 No. 333-108130).*

Exhibit No.	Description
10.6	1998 Independent Directors Stock Option Plan (incorporated by reference to Exhibit 99-1 to Registrant's Registration Statement on Form S-8 No. 333-108129).*
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
10.19
Change in Control Agreement, dated February 11, 2004, among VIST Financial Corp., VIST Bank and Edward C. Barrett (incorporated by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).
10.20
Change in Control Agreement, dated March 15, 2011 among VIST Financial Corp., VIST Bank and Neena M. Miller (incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2010).*

Exhibit No.	Description
10.21	Change in Control Agreement, dated March 15, 2011 among VIST Financial Corp., VIST Bank and Louis J. Decesare, Jr. (incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2010).*
21	Subsidiaries of VIST Financial Corp.
23.1	Consent of Grant Thornton LLP.
23.2	Consent of ParenteBeard, LLC.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
99.1	Certification of Principal Executive Officer pursuant to the Emergency Economic Stabilization Act of 2008.
99.2	Certification of Principal Financial Officer pursuant to the Emergency Economic Stabilization Act of 2008.

101.INS	XBRL Instance Document. **
101.SCH	XBRL Taxonomy Extension Schema Document. **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

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
Date: March 28, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT D. DAVIS Robert D. Davis	President and Chief Executive Officer, Director (Principal Executive Officer)	March 28, 2012
/s/ EDWARD C. BARRETT Edward C. Barrett	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2012
/s/ JAMES H. BURTON James H. Burton	Director	March 28, 2012
/s/ PATRICK J. CALLAHAN Patrick J. Callahan	Director	March 28, 2012
/s/ ROBERT D. CARL, III Robert D. Carl, III	Director	March 28, 2012
/s/ CHARLES J. HOPKINS Charles J. Hopkins	Director	March 28, 2012
/s/ PHILIP E. HUGHES, JR. Philip E. Hughes, Jr.	Director	March 28, 2012
/s/ ANDREW J. KUZNESKI III Andrew J. Kuzneski III	Director	March 28, 2012

/s/ M. DOMER LEIBENSPERGER M. Domer Leibensperger	Director	March 28, 2012
/s/ FRANK C. MILEWSKI Frank C. Milewski	Vice Chairman of the Board; Director	March 28, 2012
/s/ MICHAEL J. O'DONOGHUE Michael J. O'Donoghue	Director	March 28, 2012
/s/ HARRY J. O'NEILL III Harry J. O'Neill III	Director	March 28, 2012
/s/ KAREN A. RIGHTMIRE Karen A. Rightmire	Director	March 28, 2012
/s/ ALFRED J. WEBER Alfred J. Weber	Chairman of the Board; Director	March 28, 2012