Form 10-Q
period 2012-03-31
VIST FINANCIAL CORP
filed 2012-05-11
CIK 775662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

6,639,762 shares of common stock, par value

$5.00 per share, as of May 11, 2012

VIST FINANCIAL CORP.

Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2012

Item 1.  Financial Statements

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash and due from banks	$15,647	$16,361
Interest-bearing deposits in banks	6,104	6,314
Total cash and cash equivalents	21,751	22,675

Securities available for sale	364,987	375,691
Securities held to maturity, fair value of $1,591 at March 31, 2012 and $1,613 at December 31, 2011	1,534	1,555
Federal Home Loan Bank stock	5,514	5,800
Mortgage loans held for sale	4,487	3,365

Loans, excluding covered loans	896,055	907,177
Covered loans	47,814	50,706
Total loans	943,869	957,883
Allowance for loan losses	(13,664)	(14,049)
Net loans	930,205	943,834

Premises and equipment, net	8,650	6,587
Other real estate owned	3,479	3,724
Covered other real estate owned	408	596
Goodwill	16,513	16,513
Identifiable intangible assets, net	3,253	3,319
Bank owned life insurance	19,932	19,830
FDIC prepaid deposit insurance	2,309	2,604
FDIC indemnification asset	6,201	6,381
Other assets	20,759	19,241

Total assets	$1,409,982	$1,431,715

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$124,381	$129,394
Interest bearing	1,040,615	1,058,055
Total deposits	1,164,996	1,187,449

Repurchase agreements	103,121	103,362
Junior subordinated debt, at fair value	18,431	18,534
Other liabilities	7,906	6,687
Total liabilities	1,294,454	1,316,032

Shareholders’ equity:
Preferred stock: $0.01 par value; authorized 1,000,000 shares; $1,000 liquidation preference per share; 25,000 shares of Series A 5% (increasing to 9% in 2014) cumulative preferred stock issued and outstanding; Less: discount of $898 at March 31, 2012 and $1,021 at December 31, 2011	24,102	23,979
Common stock, $5.00 par value; authorized 20,000,000 shares; issued: 6,650,246 shares at March 31, 2012 and 6,649,087 shares at December 31, 2011	33,251	33,245
Stock warrant	2,307	2,307
Surplus	65,716	65,626
Retained deficit	(10,701)	(10,644)
Accumulated other comprehensive income	1,044	1,361
Treasury stock: 10,484 shares at cost	(191)	(191)
Total shareholders’ equity	115,528	115,683

Total liabilities and shareholders’ equity	$1,409,982	$1,431,715

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except share data)

	Three Months Ended
	March 31,
	2012	2011

Interest and dividend income:
Interest and fees on loans	$12,793	$13,979
Interest on securities:
Taxable	3,061	2,553
Tax-exempt	283	334
Dividend income	21	22
Other interest income	1	5
Total interest and dividend income	16,159	16,893

Interest expense:
Interest on deposits	3,538	3,784
Interest on short-term borrowings	4	—
Interest on repurchase agreements	1,183	1,176
Interest on borrowings	—	7
Interest on junior subordinated debt	406	406
Total interest expense	5,131	5,373

Net interest income	11,028	11,520
Provision for loan losses	2,200	2,230
Net interest income after provision for loan losses	8,828	9,290

Non-interest income:
Commissions and fees from insurance sales	3,094	2,837
Customer service fees	370	417
Mortgage banking activities	190	169
Brokerage and investment advisory commissions and fees	159	180
Earnings on bank owned life insurance	102	98
Other commissions and fees	471	438
Loss on sale of and write downs on other real estate owned	(151)	(804)
Other income	351	10
Net realized gains on sales of securities	577	89
Total other-than-temporary impairment losses:
Total other-than-temporary impairment losses on investments	(790)	8
Portion of loss recognized in other comprehensive income	213	(72)
Net credit impairment loss recognized in earnings	(577)	(64)
Total non-interest income	4,586	3,370

Non-interest expense:
Salaries and employee benefits	6,400	5,911
Occupancy expense	1,191	1,300
Furniture and equipment expense	678	665
Outside processing services	865	1,069
Professional services	696	1,056
Marketing and advertising expense	185	319
FDIC deposit and other insurance expense	420	683
Amortization of identifiable intangible assets	66	138
Other real estate owned expense	518	412
Merger related costs	478	—
Other expense	1,028	805
Total non-interest expense	12,525	12,358

Income before income taxes	889	302
Income tax expense (benefit)	178	(204)
Net income	711	506
Preferred stock dividends and discount accretion	436	427
Net income available to common shareholders	$275	$79

EARNINGS PER COMMON SHARE DATA
Average shares outstanding for basic earnings per common share	6,638,784	6,561,492
Basic earnings per common share	$0.04	$0.01
Average shares outstanding for diluted earnings per common share	6,804,475	6,615,779
Diluted earnings per common share	$0.04	$0.01
Cash dividends declared per actual common shares outstanding	$0.05	$0.05

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2012	2011

Net income	$711	$506

Other comprehensive income:
Change in unrealized holding (losses) gains on available for sale securities	310	(687)
Change in non-credit impairment losses on available for sale securities	(801)	2
Reclassification adjustment for credit related impairment on available for sale securities realized in income	577	64
Change in non-credit impairment losses on held to maturity securities	11	7
Reclassification adjustment for credit related impairment on held to maturity securities realized in income	—	—
Reclassification adjustment for net investment gains realized in income	(577)	(89)
Net unrealized losses	(480)	(703)
Income tax effect	163	239
Other comprehensive loss	(317)	(464)
Total comprehensive income	$394	$42

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2012 and 2011

(Unaudited; Dollar amounts in thousands, except share data)

	Preferred Stock		Common Stock					Accumulated
	Number of		Number of					Other
	Shares	Liquidation	Shares	Par	Stock		Retained	Comprehensive	Treasury
	Issued	Value	Issued	Value	Warrant	Surplus	Deficit	Income	Stock	Total
Balance, January 1, 2012	25,000	$23,979	6,649,087	$33,245	$2,307	$65,626	$(10,644)	$1,361	$(191)	$115,683

Comprehensive income:
Net income	—	—	—	—	—	—	711	—	—	711
Change in net unrealized gains on securities available for sale, net of tax effect and reclassification adjustments for gains and impairment charges	—	—	—	—	—	—	—	(324)	—	(324)
Change in net unrealized losses on securities held to maturity, net of tax effect and reclassification adjustments for gains and impairment charges	—	—	—	—	—	—	—	7	—	7
Total comprehensive income										394
Cancellation of restricted stock issued in connection with employee compensation	—	—	(6,766)	(34)	—	34	—	—	—	—
Common stock issued in connection with directors’ compensation	—	—	5,993	30	—	8	—	—	—	38
Compensation expense related to stock options and restricted stock	—	—	—	—	—	42	—	—	—	42
Issuance of common stock from stock option exercises	—	—	1,932	10	—	6	—	—	—	16
Preferred stock discount accretion	—	123	—	—	—	—	(123)	—	—	—
Common stock cash dividends paid ($0.05 per share)	—	—	—	—	—	—	(332)	—	—	(332)
Preferred stock cash dividends paid or declared	—	—	—	—	—	—	(313)	—	—	(313)
Balance, March 31, 2012	25,000	$24,102	6,650,246	$33,251	$2,307	$65,716	$(10,701)	$1,044	$(191)	$115,528

	Preferred Stock		Common Stock					Accumulated
	Number of		Number of					Other
	Shares	Liquidation	Shares	Par	Stock		Retained	Comprehensive	Treasury
	Issued	Value	Issued	Value	Warrant	Surplus	Earnings	Loss	Stock	Total
Balance, January 1, 2011	25,000	$23,520	6,546,273	$32,732	$2,307	$65,506	$12,960	$(4,387)	$(191)	$132,447

Comprehensive income:
Net income	—	—	—	—	—	—	506	—	—	506
Change in net unrealized gains on securities available for sale, net of tax effect and reclassification adjustments for gains and impairment charges	—	—	—	—	—	—	—	(469)	—	(469)
Change in net unrealized losses on securities held to maturity, net of tax effect and reclassification adjustments for gains and impairment charges	—	—	—	—	—	—	—	5	—	5
Total comprehensive income										42

Restricted stock issued in connection with employee compensation	—	—	26,000	129	—	(129)	—	—	—	—
Cancellation of restricted stock issued in connection with employee compensation	—	—	(417)	(2)	—	2	—	—	—	—
Common stock issued in connection with directors’ compensation	—	—	5,546	28	—	11	—	—	—	39
Common stock issued in connection with director and employee stock purchase plans	—	—	1,724	9	—	7	—	—	—	16
Tax benefits from employee stock transactions	—	—	—	—	—	1	—	—	—	1
Compensation expense related to stock options and restricted stock	—	—	—	—	—	95	—	—	—	95
Issuance of common stock from stock option exercises	—	—	500	2	—	—	—	—	—	2
Preferred stock discount accretion	—	115	—	—	—	—	(115)	—	—	—
Common stock cash dividends paid ($0.05 per share)	—	—	—	—	—	—	(328)	—	—	(328)
Preferred stock cash dividends paid or declared	—	—	—	—	—	—	(313)	—	—	(313)
Balance, March 31, 2011	25,000	$23,635	6,579,626	$32,898	$2,307	$65,493	$12,710	$(4,851)	$(191)	$132,001

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Dollar amounts In thousands)

	For The Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities
Net income	$711	$506
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,200	2,230
Provision for depreciation and amortization of premises and equipment	327	302
Amortization of identifiable intangible assets	66	138
Deferred tax benefit	—	(377)
Director stock compensation	38	39
Net amortization of securities premiums	962	518
Amortization of mortgage servicing rights	—	16
Accretion of fair value discounts related to the FDIC indemnification asset	(17)	(11)
Accretion of fair value discounts related to covered loans	(464)	(128)
Net realized losses on sales of and write downs on other real estate owned	151	804
Impairment charge on investment securities recognized in earnings	577	64
Net realized gains on sales of securities	(577)	(89)
Proceeds from sales of loans held for sale	12,798	8,875
Net gains on sales of loans held for sale (included in mortgage banking activities)	(143)	(169)
Loans originated for sale	(13,777)	(5,209)
Earnings on bank owned life insurance	(102)	(98)
Decrease in FDIC prepaid deposit insurance	295	557
Decrease in FDIC indemnification asset	112	—
Impairment of FDIC indemnification asset	85	—
Compensation expense related to stock options and restricted stock	42	95
Net change in fair value of junior subordinated debt	(103)	156
Net change in fair value of interest rate swaps	(73)	(124)
Increase in accrued interest receivable and other assets	(1,355)	(1,068)
Increase (decrease) in accrued interest payable and other liabilities	1,292	(796)

Net Cash Provided by Operating Activities	3,045	6,231

Cash Flow From Investing Activities
Investment securities:
Purchases - available for sale	(46,385)	(39,953)
Principal repayments, maturities and calls - available for sale	23,700	12,607
Proceeds from sales - available for sale	31,968	16,946
Net decrease in loans receivable	8,356	25,582
Net decrease in covered loans	3,355	4,080
Net decrease in Federal Home Loan Bank stock	286	350
Sales of other real estate owned	464	3,116
Purchases of premises and equipment	(2,390)	(525)
Disposals of premises and equipment	—	18
Net Cash Provided by Investing Activities	19,354	22,221

VIST FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited; Dollar amounts In thousands)

	For The Three Months Ended March 31,
	2012	2011
Cash Flow From Financing Activities
Net decrease in deposits	(22,453)	(312)
Net decrease in repurchase agreements	(241)	(1,649)
Repayments of long-term debt	—	(10,000
Proceeds from stock purchase plans	16	18
Tax benefits from employee stock transactions	—	1
Cash dividends paid on preferred and common stock	(645)	(638)
Net Cash Used In Financing Activities	(23,323)	(12,580)

Increase in cash and cash equivalents	(924)	15,872
Cash and Cash Equivalents:
January 1	22,675	17,815
March 31	$21,751	$33,687

Cash Payments For:
Interest	$5,475	$5,728
Taxes	$—	$600

Supplemental Schedule of Non-cash Investing and Financing Activities
Transfer of loans receivable to other real estate owned	$182	$850

See Notes to Unaudited Consolidated Financial Statements.

VIST FINANCIAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Summary of Significant Accounting Policies

Basis of Presentation:

The unaudited consolidated financial statements include the accounts of VIST Financial Corp. (the “Company”), a bank holding company, which has elected to be treated as a financial holding company, and its wholly-owned subsidiaries, VIST Bank (the “Bank”), VIST Insurance, LLC (“VIST Insurance”) and VIST Capital Management, LLC (“VIST Capital”).  As of March 31, 2012, the Bank’s wholly-owned subsidiary was VIST Mortgage Holdings, LLC.  All significant inter-company accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to fairly present our financial position as of March 31, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the periods ended March 31, 2012 and 2011. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and with the Company’s other reports that were filed during 2012 with the SEC.

Use of Estimates:

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

Note 2 — Merger with Tompkins Financial Corp.

On January 25, 2012, the Company entered into a definitive merger agreement under which Tompkins Financial will acquire VIST Financial Corp. Based on the average of the closing prices of Tompkins Financial common stock for the 20 trading days ending January 24, 2012, the all stock transaction is valued at approximately $86.0 million at the time of signing the merger agreement, or $12.50 per VIST common share. Under the terms of the merger agreement, VIST shareholders will receive 0.3127 shares of Tompkins Financial common stock for each share of VIST common stock held. The exchange ratio is subject to adjustment based on the average of the closing prices of Tompkins Financial common stock for the 20 business days ending three business days prior to the VIST shareholder meeting called to consider the merger agreement (the “Average Closing Price”). If the Average Closing Price is more than $43.98, the Exchange Ratio shall be 0.2842; and if the Average Closing Price is less than $35.98, the Exchange Ratio shall be 0.3475.

The Merger Agreement provides certain termination rights for both Tompkins and VIST, including a right of Tompkins to terminate if certain past due loans and nonperforming assets of VIST exceed $65.0 million (for additional information refer to Note 6 - Loans and Related Allowance for Credit Losses on page 30) and a right of VIST to terminate if the average closing price of Tompkins common stock for the ten consecutive trading days ending on that date that all material conditions to closing have been satisfied is less than $32.00. The Merger Agreement also provides that, under certain circumstances, VIST will be obligated to pay Tompkins a termination fee of $3.3 million.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

should be applied prospectively to new or modification transactions that occur after the effective date. No significant impact to amounts reported in the consolidated financial position or results of operations is expected from the adoption of ASU 2011-03.

In May 2011, the FASB issued (ASU) 2011-04 Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The purpose of this Update is to change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This Update clarifies the Board’s intent about the application of existing fair value measurement and disclosure requirements and includes changes to particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The amendments in this Update are effective during interim and annual period beginning on or after December 15, 2011. Early application by public entities is not permitted. No significant impact to amounts reported in the consolidated financial position or results of operations is expected from the adoption of ASU 2011-04, other than the required additional disclosures.

In June 2011, the FASB issued (ASU) 2011-05 Comprehensive Income (Topic 220) Presentation of Comprehensive Income. The purpose of this Update is to indicate that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued (ASU) 2011-12 which deferred the effective date of this amendment until the first interim or annual period beginning on or after December 15, 2011 which should be applied retrospectively. No significant impact to amounts reported in the consolidated financial position or results of operations is expected from the adoption of ASU 2011-05. The Company has presented a Statement of Comprehensive income for the three months ended March 31, 2012 and 2011.

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

In December 2011, the FASB issued (ASU) 2011-11 Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities. The purpose of this amendment is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. This amendment requires an entity to address significant differences in amounts presented in the statements of financial position by disclosing both gross and net information about instruments and transactions eligible for offset. This amendment covers derivatives, sale and repurchase agreements and reverse sale and repurchase agreements. These amendments are effective for annual reporting periods beginning on or after January 1, 2013.  No significant impact to amounts reported in the consolidated financial position or results of operations is expected from the adoption of ASU 2011-11.

Note 4.   Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if options to issue common stock were exercised. Potential common shares that may be issued related to outstanding stock options are determined using the treasury stock method. Stock options with exercise prices that exceed the average market price of the Company’s common stock during the periods presented are excluded from the dilutive earnings per common share calculation.  For the three months ended March 31, 2012, weighted average anti-dilutive common stock options totaled 379,481.  For the three months ended March 31, 2011, weighted average anti-dilutive common stock options totaled 712,975.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Earnings per common share for the respective periods indicated have been computed based upon the following:

	Three Months Ended March 31,
	2012	2011
	(Dollar amounts in thousands)

Net income	$711	$506
Less: preferred stock dividends	(313)	(313)
Less: preferred stock discount accretion	(123)	(114)

Net income available to common shareholders	$275	$79

Average common shares outstanding	6,638,784	6,561,492
Effect of dilutive stock options	165,691	54,287

Average number of common shares used to calculate diluted earnings per common share	6,804,475	6,615,779

EARNINGS PER COMMON SHARE DATA
Basic earnings per common share	$0.04	$0.01
Diluted earnings per common share	$0.04	$0.01

Note 5.   Securities Available For Sale and Securities Held to Maturity

The amortized cost and estimated fair values of securities available for sale and held to maturity were as follows at March 31, 2012 and December 31, 2011:

Securities Available For Sale

	March 31, 2012				December 31, 2011
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollar amounts in thousands)

U.S. Government agency securities	$13,198	$909	$(179)	$13,928	$11,298	$853	$(64)	$12,087
Agency residential mortgage-backed debt securities	307,278	6,670	(1,418)	312,530	318,620	7,407	(1,056)	324,971
Non-Agency collateralized mortgage obligations	6,537	—	(1,477)	5,060	8,166	5	(1,928)	6,243
Obligations of states and political subdivisions	25,516	962	(31)	26,447	24,647	790	—	25,437
Trust preferred securities - single issuer	500	—	(373)	127	500	—	(375)	125
Trust preferred securities - pooled	4,564	—	(2,666)	1,898	4,564	—	(2,736)	1,828
Corporate and other debt securities	2,559	—	(251)	2,308	2,570	—	(115)	2,455
Equity securities	3,224	49	(584)	2,689	3,224	38	(717)	2,545
Total investment securities available for sale	$363,376	$8,590	$(6,979)	$364,987	$373,589	$9,093	$(6,991)	$375,691

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Securities Held To Maturity

	March 31, 2012
	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(Dollar amounts in thousands)

Trust preferred securities - single issuer	$978	$—	$978	$57	$—	$1,035
Trust preferred securities - pooled	584	(28)	556	—	—	556

Total investment securities held to maturity	$1,562	$(28)	$1,534	$57	$—	$1,591

Securities Held To Maturity

	December 31, 2011
	Amortized Cost	Other-Than- Temporary Impairment Recognized In Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(Dollar amounts in thousands)

Trust preferred securities - single issuer	$978	$—	$978	$58	$—	$1,036
Trust preferred securities - pooled	617	(40)	577	—	—	577

Total investment securities held to maturity	$1,595	$(40)	$1,555	$58	$—	$1,613

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The age of unrealized losses and fair value of related investment securities available for sale and investment securities held to maturity at March 31, 2012 and December 31, 2011 were as follows:

Securities Available for Sale

	March 31, 2012
	Less than Twelve Months			More than Twelve Months			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(Dollar amounts in thousands)

U.S. Government agency securities	$7,008	$(179)	3	$—	$—	—	$7,008	$(179)	3
Agency residential mortgage-backed debt securities	96,415	(1,251)	44	6,185	(167)	2	102,600	(1,418)	46
Non-Agency collateralized mortgage obligations	139	(2)	1	4,921	(1,475)	6	5,060	(1,477)	7
Obligations of states and political subdivisions	2,545	(31)	3	—	—	—	2,545	(31)	3
Trust preferred securities - single issuer	—	—	—	127	(373)	1	127	(373)	1
Trust preferred securities - pooled	—	—	—	1,898	(2,666)	6	1,898	(2,666)	6
Corporate and other debt securities	1,316	(244)	2	993	(7)	1	2,309	(251)	3
Equity securities	1,005	(11)	2	1,058	(573)	22	2,063	(584)	24
Total investment securities available for sale	$108,428	$(1,718)	55	$15,182	$(5,261)	38	$123,610	$(6,979)	93

Securities Held To Maturity

	March 31, 2012
	Less than Twelve Months			More than Twelve Months			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(Dollar amounts in thousands)

Trust preferred securities - single issue	$—	$—	—	$—	$—	—	$—	$—	—
Trust preferred securities - pooled	—	—	—	556	(28)	1	556	(28)	1
Total investment securities held to maturity	$—	$—	—	$556	$(28)	1	$556	$(28)	1

Securities Available for Sale

	December 31, 2011
	Less than Twelve Months			More than Twelve Months			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(Dollar amounts in thousands)

U.S. Government agency securities	$5,201	$(64)	1	$—	$—	—	$5,201	$(64)	1
Agency residential mortgage-backed debt securities	101,487	(957)	39	10,233	(99)	4	111,720	(1,056)	43
Non-Agency collateralized mortgage obligations	136	(11)	1	5,611	(1,917)	6	5,747	(1,928)	7
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Trust preferred securities - single issuer	125	(375)	1	—	—	—	125	(375)	1
Trust preferred securities - pooled	—	—	—	1,828	(2,736)	6	1,828	(2,736)	6
Corporate and other debt securities	1,444	(56)	1	1,011	(59)	2	2,455	(115)	3
Equity securities	1,067	(48)	3	870	(669)	21	1,937	(717)	24
Total investment securities available for sale	$109,460	$(1,511)	46	$19,553	$(5,480)	39	$129,013	$(6,991)	85

Securities Held To Maturity

	December 31, 2011
	Less than Twelve Months			More than Twelve Months			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(Dollar amounts in thousands)

Trust preferred securities - single issue	$—	$—	—	$—	$—	—	$—	$—	—
Trust preferred securities - pooled	—	—	—	577	(40)	1	577	(40)	1
Total investment securities held to maturity	$—	$—	—	$577	$(40)	1	$577	$(40)	1

At March 31, 2012, there were 55 securities with unrealized losses in the less than twelve month category and 39 securities with unrealized losses in the twelve month or more category.

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

If a decline in market value of a security is determined to be other than temporary, under U.S. GAAP, we are required to write these securities down to their estimated fair value.  As of March 31, 2012, we owned single issuer and pooled trust preferred securities of other financial institutions, private label collateralized mortgage obligations and equity securities whose aggregate historical cost basis is greater than their estimated fair value.  We reviewed all investment securities and have identified those securities that are other-than-temporarily impaired.  The losses associated with these other-than-temporarily impaired securities have been bifurcated into the portion of non-credit impairment losses recognized in other comprehensive loss and into the portion of credit impairment losses recorded in earnings.  We perform an ongoing analysis of all investment securities utilizing both readily available market data and third party analytical models.  Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities.  If such decline in these securities is determined to be other than temporary, we will write them down through a charge to earnings to their then current fair value.

A.            Obligations of U. S. Government Agencies and Corporations.  The net unrealized losses on the Company’s investments in obligations of U.S. Government agencies were caused by changing credit spreads in the market as a result of current monetary policy and fluctuating interest rates.  At March 31, 2012, the fair value of the U. S. Government agencies and corporations bonds represented 3.8% of the total fair value of the available for sale securities held in the investment securities portfolio.  The contractual cash flows are guaranteed by an agency of the U.S. Government.  Because the Company does not have the intent to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012.  Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

B.            Mortgage-Backed Debt Securities.  The net unrealized losses on the Company’s investments in federal agency residential mortgage-backed securities and corporate (non-agency) collateralized mortgage obligations (“CMO”) were primarily caused by changing credit and pricing spreads in the market and fluctuating interest rates.  At March 31, 2012, federal agency residential mortgage-backed securities and collateralized mortgage obligations represented 85.6% of the total fair value of available for sale securities held in the investment securities portfolio.  Corporate (non-agency) collateralized mortgage obligations represented 1.4% of

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

the total fair value of available for sale securities held in the investment securities portfolio.  The Company purchased those securities at a price relative to the market at the time of the purchase.  The contractual cash flows of those federal agency residential mortgage-backed securities are guaranteed by the U.S. Government.  Because the decline in the market value of agency residential mortgage-backed debt securities is primarily attributable to changes in market pricing since the time of purchase and not credit quality, and because the Company does not have the intent to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.  Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

As of March 31, 2012, the Company owned 6 corporate (non-agency) collateralized mortgage obligation issues in super senior or senior tranches of which the aggregate historical cost basis is greater than estimated fair value.  At March 31, 2012, all 6 non-agency CMO’s with an amortized cost basis of $6.5 million were collateralized by residential real estate.  During the first quarter of 2012, the Company sold 2 non-agency CMO securities with an amortized cost basis of $564,000 for a slight gain.  None of the 6 non-agency CMO’s whose aggregate historical cost basis is greater than their estimated fair value are currently deferring or are in default of interest payments to the Company.

The Company uses a two step modeling approach to analyze each non-agency CMO issue to determine whether or not the current unrealized losses are due to credit impairment and therefore other-than-temporarily impaired (“OTTI”).  Step one in the modeling process applies default and severity credit vectors to each security based on current credit data detailing delinquency, bankruptcy, foreclosure and real estate owned (REO) performance.  The results of the credit vector analysis are compared to the security’s current credit support coverage to determine if the security has adequate collateral support.  If the security’s current credit support coverage falls below certain predetermined levels, step two is utilized.  In step two, the Company uses a third party to assist in calculating the present value of current estimated cash flows to ensure there are no adverse changes in cash flows during the quarter leading to an other-than-temporary-impairment.  Management’s assumptions used in step two include default and severity vectors and prepayment assumptions along with various other criteria including: percent decline in fair value; credit rating downgrades; probability of repayment of amounts due, credit support and changes in average life.  For the three month period ended March 31, 2012, 4 non-agency CMO securities qualified for the step two modeling approach.  The Company recognized an initial net credit impairment charge to earnings of $195,000 on 2 non-agency CMO securities and a subsequent net credit impairment charge to earnings of $382,000 on 2 non-agency CMO securities.  As a result of the modeling process and because the Company has no intention to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider the remaining 2 non-agency CMO investments with no prior OTTI charges to be other-than-temporarily impaired at March 31, 2012.  Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities.  If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or AOCI to reduce the securities to their then current fair value.

C.            State and Municipal Obligations.  The net unrealized losses on the Company’s investments in state and municipal obligations were primarily caused by changing credit spreads in the market as a result of current monetary policy and fluctuating interest rates.  At March 31, 2012, state and municipal obligation bonds represented 7.2% of the total fair value of available for sale securities held in the investment securities portfolio.  The Company purchased those obligations at a price relative to the market at the time of the purchase, and the tax advantaged benefit of the interest earned on these investments reduces the Company’s federal tax liability.  Because the Company does not have the intent to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.  Future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

D.            Corporate and Other Debt Securities and Trust Preferred Securities.  Included in corporate and other debt securities available for sale at March 31, 2012, was 1 asset-backed security and 2 corporate debt issues representing 0.6% of the total fair value of available for sale securities.  The net unrealized losses on other debt securities relate primarily to changing pricing due to the ongoing economic downturn affecting these markets and not necessarily the expected cash flows of the individual securities.  Due to market conditions, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time.  Because the Company has analyzed the credit risk and cash flow characteristics of these securities and the Company does not have the intent to sell these securities, nor is it more likely than not that the Company will be required to sell these securities, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

Included in trust preferred securities were single issue, trust preferred securities (“TRUPS” or “CDO”) representing 0.1% and 65.1% of the total fair value of available for sale securities and the total held to maturity securities, respectively, and pooled TRUPS representing 0.5% and 35.0% of the total fair value of available for sale securities and the total held to maturity securities, respectively.

As of March 31, 2012, the Company owned 2 single issuer TRUPS issues and 7 pooled TRUPS issues of other financial institutions.  At March 31, 2012, the historical cost basis of 1 single issuer TRUPS and 7 pooled TRUPS was greater than each security’s estimated fair value.  Investments in TRUPs in which the historical cost basis was greater than each security’s estimated fair value included (a)

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

amortized cost of $500,000 of single issuer TRUPS of other financial institutions with a fair value of $127,000 and (b) amortized cost of $5.1 million of pooled TRUPS of other financial institutions with a fair value of $2.5 million.  The issuers in these securities are primarily banks, but some of the pools do include a limited number of insurance companies.  The Company has evaluated these securities and determined that the decreases in estimated fair value are temporary with the exception of 5 pooled TRUPS which were other than temporarily impaired at March 31, 2012.  For the three months ended March 31, 2012, the Company did not recognize any credit impairment charges to earnings on any available for sale or held to maturity pooled TRUPS investment security as the Company’s estimate of projected cash flows it expects to receive for these TRUPs was greater than the security’s carrying value.

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

On the other hand, many of the trust preferred securities contained in the collateral pools of trust preferred collateralized debt obligations were issued at relatively favorable interest rates, including floating rate securities with relatively modest spreads compared to the rates in the marketplace today.  The model believes that many of these issues represent an efficient long-term funding mechanism and will not necessarily be prepaid based on the change in capital treatment.  In order to estimate the increase in near-term prepayments resulting from this legislation, the model first identified all fixed rate trust preferred securities issued by banks with more than $15 billion in total assets at December 31, 2009.  The model also identified the holding companies’ approximate cost of long-term funding given their rating and marketplace interest rates.  The model assumed that any holding company that could refinance for a cost savings of more than 2 percent will refinance and will do so on January 1, 2013, or July 1, 2015 at the end of the respective transition period.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Bank Deferral and Default Rates

Trust preferred securities include a provision that allows the issuing bank to defer interest payments for up to five years.  The model’s estimates for the rates of deferral are based on the financial condition of the trust preferred issuers in the pool.  The model first estimates a near-term rate of deferral based on the financial condition of these issuers.  The model then assumes the deferrals will return to their historical levels.

The model’s estimates for the conditional default rates (CDR) are based on the payment characteristics of the trust preferred securities themselves (e.g. current, deferred, or defaulted) as well as the financial condition of the trust preferred issuers in the pool.  The model first estimates a near-term CDR based on the financial condition of the issuers in the pool.  In 2013 and beyond, the CDR rate is calculated based upon a comparison of certain key financial ratios of the active issuers in the deal to all FDIC insured bank institutions.  The model’s estimates for the near-term rates of deferral and CDR are based on key financial ratios relating to the financial institutions’ capitalization, asset quality, profitability and liquidity.  Also, the model considers the CDO’s most recent ratings from outside services including Standard & Poors, Moody’s, and Fitch, as well as, the most recent stock price information for each financial institution in the CDO, whether or not the financial institution has received TARP funding, recent summaries of regulatory actions to the extent they are available as well as any news related to the banks we are analyzing, including offers to redeem the trust preferred securities, and whether the bank has the ability to generate additional capital - internally or externally.

The model bases the assumption of longer-term rates of deferral and defaults on historical averages as detailed in readily available third party research reports.  The research report defines a default as any instance when a regulator takes an active role in a bank’s operations under a supervisory action.  This definition of default is distinct from failure.  The research report considers a bank to have defaulted if it falls below minimum capital requirements or becomes subject to regulatory actions including a written agreement, or a cease and desist order.  The research report calculates the default rate as a fraction in which the numerator represents the number of issuers that default and the denominator represents the number of banks at risk of defaulting.  The research also performed a “cohort” analysis, the purpose of which is to determine the default rate of the original population over a number of years.

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

The Senior and Mezzanine tranches were over-collateralized at issuance, meaning that the par value of the underlying collateral was more than the balance issued on these tranches.  The terms generally provide that if the performing collateral balances fall below certain “triggers”, then income is diverted from the residual tranches to pay the Senior and Mezzanine Tranches.  If significant deferrals occur, income could also be diverted from the Mezzanine tranches to pay the Senior tranches.

Collateral cash flows are calculated based on the attributes of the trust preferred securities as of the collateral cut-off date corresponding to the disclosure date referenced in this document along with the model’s valuation input assumptions for the underlying collateral.  Cash flows are then allocated to securities by priority based upon the cash flow waterfall rules provided in the prospectus supplement.  The allocations are based on the overcollateralization and interest coverage tests (triggers), events of default and liquidation, deferrals of interest, mandatory auction calls, optional redemptions and any interest rate hedge agreements.

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

The model combines the risk free rate to the corporate bond spread for banks to determine the credit valuation adjustment is included within these values.  To remove the credit component the model uses the credit default swap rates for financial companies as a proxy for credit based on various terms and provides discount rates that are exclusive of the credit component.  The model then backs out the

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Swap / LIBOR curve in order to get back to a floating rate spread.  Characteristics of the securities and their related collateral may cause adjustment to these values.  Additionally, the model’s discount rate estimates come from conversations with major financial institutions regarding assumptions they are using for highly rated assets, from opportunistic hedge funds regarding assumptions they are using to bid on lower and unrated assets, and other industry experts.  The model has observed a relatively wide range of discount rates used to estimate fair value.

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

Future evaluations of the above mentioned factors could result in the Company recognizing additional impairment charges on its TRUPS portfolio.

The following table provides additional information related to our pooled trust preferred securities as of:

March 31, 2012
Deal	Class	Amortized Cost	Fair Value	Unrealized Gain/Loss	Lowest Credit Rating	# of Performing Issuers	Actual Deferrals/ Defaults	Expected Deferrals/ Defaults	Current Outstanding Collateral Balance	Current Tranche Subordination	Actual Defaults/ Deferrals as a % of Outstanding Collateral	Expected Deferrals/ Defaults as a % of Remaining Collateral	Excess Subordination as a % of Current Performing Collateral
(Dollar amounts in thousands)

Pooled trust preferred available for sale securities for which an other-than-temporary inpairment charge has been recognized:
Holding #2	Class B-2	$585	$330	$(255)	Ca (Moody’s)	16	$121,250	$—	$239,250	$33,000	50.7%	0.0%	0.0%
Holding #3	Class B	487	255	(232)	Caa3 (Moody’s)	18	134,100	—	345,500	62,650	38.8%	0.0%	0.0%
Holding #4	Class B-2	894	382	(512)	Ca (Moody’s)	19	99,750	—	267,000	38,500	37.4%	0.0%	0.0%
Holding #5	Class B-3	335	118	(217)	Ca (Moody’s)	43	185,280	7,500	573,745	53,600	32.3%	1.9%	0.0%
	Total	$2,301	$1,085	$(1,216)

Pooled trust preferred held to maturity securities for which an other-than-temporary inpairment charge has been recognized:
Holding #9	Mezzanine	584	555	(29)	Ca (Moody’s)	15	79,000	—	200,000	20,289	39.5%	0.0%	0.0%
	Total	$584	$555	$(29)

Pooled trust preferred available for sale securities for which an other-than-temporary inpairment charge has not been recognized:
Holding #6	Class B-1	1,300	598	(702)	CCC- (S&P)	14	$32,500	$5,000	$188,500	$109,380	17.2%	3.2%	15.3%
Holding #7	Class C	963	215	(748)	CCC- (S&P)	25	36,000	10,000	272,050	31,550	13.2%	4.2%	15.6%
	Total	$2,263	$813	$(1,450)

Grand Total		$5,148	$2,453	$(2,695)

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides additional information related to our single issuer trust preferred securities:

	March 31, 2012
			Gross
	Amortized	Fair	Unrealized	Number of
	Cost	Value	Gains/Losses	Securities
	(Dollar amounts in thousands)
Investment grades:
BBB Rated	978	1,035	57	1
Not rated	500	127	(373)	1
Total	$1,478	$1,162	$(316)	$2

There were no interest deferrals or defaults in any of the single issuer trust preferred securities in our investment portfolio as of March 31, 2012.

As of March 31, 2012, no OTTI charges were recorded on any of the single issue TRUPs.  Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities.  If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or AOCI to reduce the securities to their then current fair value.

E.             Equity Securities.  Included in equity securities available for sale at March 31, 2012, were equity investments in 27 financial services companies.  The Company owns 1 qualifying Community Reinvestment Act (“CRA”) equity investment with an amortized cost and fair value of approximately $1.0 million and $990,000, respectively.  The remaining 26 equity securities have an average amortized cost of approximately $86,000 and an average fair value of approximately $65,000.  Testing for other-than-temporary-impairment for equity securities is governed by FASB ASC 320-10.  Approximately $1.1 million in fair value of the equity securities has been below amortized cost for a period of more than twelve months.  Although the Company has recognized net credit impairment charges to earnings on equity securities in the past, steady improvements in the market value of the equity investments with no national credit rating agency downgrades in the first quarter of 2012 leads the Company to believe that the decline in the market value of the Company’s equity investments in financial services companies is primarily attributable to changes in market pricing and not fundamental changes in the earnings potential of the individual companies.  As a result, the Company did not recognize an OTTI credit impairment charge to earnings for the three months ended March 31, 2012.  The Company has the intent and ability to retain its investment in its equity securities for a period of time sufficient to allow for any anticipated recovery in market value.  The Company does not consider the equity securities to be any further other-than-temporarily-impaired as of March 31, 2012.

As of March 31, 2012, the fair value of all securities available for sale that were pledged to secure public deposits, repurchase agreements, and for other purposes required by law, was $277.3 million.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The contractual maturities of investment securities at March 31, 2012, are set forth in the following table.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties.  Therefore, mortgage-backed securities are not included in the maturity categories in the following summary.

	At March 31, 2012
	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollar amounts in thousands)

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	10,842	10,677	—	—
Due after ten years	35,495	34,031	1,562	1,591
Agency residential mortgage-backed debt securities	307,278	312,530	—	—
Non-Agency collateralized mortgage obligations	6,537	5,060	—	—
Equity securities	3,224	2,689	—	—
	$363,376	$364,987	$1,562	$1,591

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to the scheduled maturity without penalty.

Net realized gains on the sale of investment securities available for sale and included in earnings for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(Dollar amounts in thousands)

Gross gains	$577	$89
Net realized gains on sales of securities	$577	$89

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the changes in the credit loss component of cumulative other-than-temporary impairment losses on debt securities classified as either held to maturity or available for sale that the Company has recognized in earnings, for which a portion of the impairment loss (non-credit factors) was recognized in other comprehensive income (for additional information refer to the consolidated statements of comprehensive income):

	Three Months Ended
	March 31,
	2012	2011
	(Dollar amounts in thousands)

Balance, beginning of period	$3,776	$2,256
Additions:
Initial credit impairments	195	—
Subsequent credit impairments	382	64
Balance, end of period	$4,353	$2,320

Note 6.   Loans and Related Allowance for Credit Losses

The components of loans by portfolio class as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
		As a % of		As a % of
	Amount	gross loans	Amount	gross loans
	(dollars in thousands)

Residential real estate - one to four family	$124,155	13.9%	$129,335	14.3%
Residential real estate - multi family	57,579	6.4%	57,776	6.4%
Commercial, industrial and agricultural	158,104	17.6%	158,018	17.4%
Commercial real estate	415,620	46.4%	418,589	46.1%
Construction	55,508	6.2%	56,824	6.3%
Consumer	1,913	0.2%	2,148	0.2%
Home equity lines of credit	83,176	9.3%	84,487	9.3%
Gross loans, excluding covered loans	896,055	100.0%	907,177	100.0%
Covered loans	47,814		50,706
Total loans	943,869		957,883
Allowance for loan losses	(13,664)		(14,049)
Loans, net of allowance for loan losses	$930,205		$943,834

Commercial real estate loans are secured by real estate as evidenced by mortgages or other liens on nonfarm nonresidential properties, including business and industrial properties, hotels, motels, churches, hospitals, educational and charitable institutions and similar properties. Commercial real estate loans include owner-occupied and non-owner occupied loans, which amount to $155.6 million and $260.0 million, respectively, at March 31, 2012 as compared to $153.7 million and $264.9 million, respectively, at December 31, 2011.

Residential real estate loans — one to four family - serviced for other financial institutions are not reflected in the Company’s consolidated balance sheets as they are not owned by the Company.  The unpaid principal balance of these loans serviced for other financial institutions as of March 31, 2012 and December 31, 2011 was $8.6 million and $9.0 million, respectively. The Company did not have any capitalized servicing rights at March 31, 2012 and December 31, 2011.

At March 31, 2012, the Company had $47.8 million (net of fair value adjustments) of covered loans (covered under loss share agreements with the FDIC) as compared to $50.7 million at December 31, 2011.  Covered loans were recorded at fair value pursuant to the purchase accounting guidelines in FASB ASC 805 — “Fair Value Measurements and Disclosures”.  Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, “Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The carrying value of covered loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $22.9 million at March 31, 2012 as compared to $24.8 million at December 31, 2011.  The fair value of the acquired loans not exhibiting evidence of credit impairment was determined by projecting contractual cash flows discounted at risk-adjusted interest rates.

The carrying value of covered loans acquired and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $24.9 million at March 31, 2012 as compared to $25.9 million at December 31, 2011.  Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. Of the loans acquired with evidence of credit deterioration, a portion of the loans were aggregated into ten pools of loans based on common risk characteristics such as credit risk and loan type.  Other loans acquired in the acquisition evidencing credit deterioration are recorded individually at fair value.  For pools or loans or individual loans evidencing credit deterioration, the expected cash flows in excess of fair value is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the pool or loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).  There were no material increases or decreases in the expected cash flows of covered loans in each of the pools during 2012.  Overall, the Company accreted income of $993,000 and $603,000 for the three months ended March 31, 2012 and 2011, respectively, on the loans acquired with evidence of credit deterioration.

An analysis of changes in the Company’s allowance for credit losses is presented in the table below:

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2012	2011	2011
	(in thousands)

Beginning balance	$14,049	$14,790	$14,790
Charge offs	(2,818)	(9,939)	(1,777)
Recoveries	233	162	40
Provision for loan losses	2,200	9,036	2,230
Ending balance	$13,664	$14,049	$15,283

An analysis of changes in the Company’s allowance for credit losses by portfolio class is presented in the table below:

	For The Three Months Ended March 31, 2012
	Residential	Residential	Commerical				Home Equity
	Real Estate	Real Estate	Industrial &	Commercial			Lines of	Covered		Total
	1-4 Family	Multi Family	Agricultural	Real Estate	Construction	Consumer	Credit	Loans	Unallocated	Loans
	(in thousands)
Allowance for Loan Losses:
Beginning balance, January 1, 2012	$2,562	$692	$1,744	$3,130	$3,506	$116	$2,164	$135	$—	$14,049

Charge offs	(366)	—	(100)	(172)	(1,420)	(64)	(696)	—	—	(2,818)
Recoveries	74	14	28	—	106	1	10	—	—	233
Provision for loan losses	113	316	46	449	890	67	316	—	3	2,200

Ending balance, March 31, 2012	$2,383	$1,022	$1,718	$3,407	$3,082	$120	$1,794	$135	$3	$13,664

	For The Year Ended December 31, 2011
	Residential	Residential	Commerical				Home Equity
	Real Estate	Real Estate	Industrial &	Commercial			Lines of	Covered		Total
	1-4 Family	Multi Family	Agricultural	Real Estate	Construction	Consumer	Credit	Loans	Unallocated	Loans
	(in thousands)
Allowance for Loan Losses:
Beginning balance, January 1, 2011	$2,918	$735	$2,576	$3,321	$3,063	$310	$1,713	$—	$154	$14,790

Charge offs	(1,303)	(2,373)	(1,374)	(2,214)	(1,513)	(353)	(809)	—	—	(9,939)
Recoveries	22	11	59	33	4	3	30	—	—	162
Provision for loan losses	925	2,319	483	1,990	1,952	156	1,230	135	(154)	9,036

Ending balance, December 31, 2011	$2,562	$692	$1,744	$3,130	$3,506	$116	$2,164	$135	$—	$14,049

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the Company’s loans that were individually and collectively evaluated for impairment and their related allowance for loan loss by loan portfolio class as of March 31, 2012 and December 31, 2011.

	At March 31, 2012
	Residential	Residential	Commerical				Home Equity
	Real Estate	Real Estate	Industrial &	Commercial			Lines of	Covered		Total
	One to Four Family	Multi-Family	Agricultural	Real Estate	Construction	Consumer	Credit	Loans	Unallocated	Loans
	(in thousands)
ALLL ending balance:
Individually evaluated for impairment	$1,373	$634	$802	$1,852	$2,289	$3	$896	$135	$—	$7,984
Collectively evaluated for impairment	1,010	388	916	1,555	793	117	898	—	—	5,677
Unallocated balance	—	—	—	—	—	—	—	—	3	3
Total	$2,383	$1,022	$1,718	$3,407	$3,082	$120	$1,794	$135	$3	$13,664

Loans ending balance:
Individually evaluated for impairment	12,736	2,804	12,910	19,792	22,336	3	3,032	7,608	—	81,221
Collectively evaluated for impairment	111,419	54,775	145,194	395,828	33,172	1,910	80,144	40,206	—	862,648
Total	$124,155	$57,579	$158,104	$415,620	$55,508	$1,913	$83,176	$47,814	$—	$943,869

	At December 31, 2011
	Residential	Residential	Commerical				Home Equity
	Real Estate	Real Estate	Industrial &	Commercial			Lines of	Covered		Total
	One to Four Family	Multi-Family	Agricultural	Real Estate	Construction	Consumer	Credit	Loans	Unallocated	Loans
	(in thousands)
ALLL ending balance:
Individually evaluated for impairment	$1,370	$483	$721	$1,968	$2,746	$2	$1,240	$135	$—	$8,665
Collectively evaluated for impairment	1,192	209	1,023	1,162	760	114	924	—	—	5,384
Unallocated balance	—	—	—	—	—	—	—	—	—	—
Total	$2,562	$692	$1,744	$3,130	$3,506	$116	$2,164	$135	$—	$14,049

Loans ending balance:
Individually evaluated for impairment	13,917	2,876	5,648	16,950	23,861	2	3,479	8,173	—	74,906
Collectively evaluated for impairment	115,418	54,900	152,370	401,639	32,963	2,146	81,008	42,533	—	882,977
Total	$129,335	$57,776	$158,018	$418,589	$56,824	$2,148	$84,487	$50,706	$—	$957,883

The recorded investment in impaired loans not requiring an allowance for loan losses was $42.0 million at March 31, 2012 as compared to $29.1 million at December 31, 2011.  The recorded investment in impaired loans requiring an allowance for loan losses was $39.2 million at March 31, 2012 as compared to $45.8 million at December 31, 2011 and the related allowance for loan losses associated with these loans was $8.0 million and $8.7 million at March 31, 2012 and December 31, 2011, respectively.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the Company’s impaired loans along with their related allowance for loan loss by loan portfolio class as of March 31, 2012 and December 31, 2011.

	At March 31, 2012			At December 31, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
Impaired Loans:	Investment	Balance	Allowance	Investment	Balance	Allowance
	(in thousands)
With no specific allowance recorded:
Residential real estate 1-4 family	$8,170	$8,767	$—	$7,388	$7,791	$—
Residential real estate multi family	1,424	1,712	—	1,326	1,413	—
Commercial industrial & agricultural	6,346	6,642	—	2,434	2,821	—
Commercial real estate	11,671	11,825	—	8,115	8,457	—
Construction	13,588	19,197	—	8,900	9,408	—
Consumer	—	—	—	—	—	—
Home equity lines of credit	816	826	—	962	971	—
Covered loans	—	—	—	—	—	—
Total	42,015	48,969	—	29,125	30,861	—

With an allowance recorded:
Residential real estate 1-4 family	4,566	4,779	1,373	6,529	6,914	1,370
Residential real estate multi family	1,380	1,538	634	1,550	1,856	483
Commercial industrial & agricultural	6,564	7,434	802	3,214	4,167	721
Commercial real estate	8,121	9,139	1,852	8,835	9,669	1,968
Construction	8,748	11,884	2,289	14,961	21,828	2,746
Consumer	3	3	3	2	2	2
Home equity lines of credit	2,216	2,409	896	2,517	2,548	1,240
Covered loans	7,608	8,586	135	8,173	8,682	135
Total	39,206	45,772	7,984	45,781	55,666	8,665

Total:
Residential real estate 1-4 family	12,736	13,546	1,373	13,917	14,705	1,370
Residential real estate multi family	2,804	3,250	634	2,876	3,269	483
Commercial industrial & agricultural	12,910	14,076	802	5,648	6,988	721
Commercial real estate	19,792	20,964	1,852	16,950	18,126	1,968
Construction	22,336	31,081	2,289	23,861	31,236	2,746
Consumer	3	3	3	2	2	2
Home equity lines of credit	3,032	3,235	896	3,479	3,519	1,240
Covered loans	7,608	8,586	135	8,173	8,682	135
Total	$81,221	$94,741	$7,984	$74,906	$86,527	$8,665

For the three months ended March 31, 2012 and 2011, the average recorded investment in impaired loans was $77.8 million and $52.5 million, respectively, and interest income recognized on impaired loans was $694,000 and $524,000 for the three months ended March 31, 2012 and 2011, respectively.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following presents the average balance of impaired loans by portfolio class along with the related interest income recognized by the Company for the three months ended March 31, 2012 and 2011.

	For The Three Months Ended March 31, 2012		For The Three Months Ended March 31, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
Impaired Loans:	Investment	Recognized	Investment	Recognized
	(in thousands)
With no specific allowance recorded:
Residential real estate 1-4 family	$7,777	$59	$2,483	$24
Residential real estate multi family	1,375	41	185	—
Commercial industrial & agricultural	4,379	77	363	1
Commercial real estate	9,883	142	843	8
Construction	11,231	17	4,045	15
Consumer	—	—	—	—
Home equity lines of credit	889	3	732	3
Covered loans	—	—	—	—
Total	35,534	339	8,651	51

With an allowance recorded:
Residential real estate 1-4 family	5,553	48	9,363	107
Residential real estate multi family	1,466	14	3,040	39
Commercial industrial & agricultural	4,880	46	5,145	66
Commercial real estate	8,480	79	10,431	135
Construction	11,871	11	14,153	112
Consumer	3	0	267	2
Home equity lines of credit	2,367	21	1,425	12
Covered loans	7,640	136	—	—
Total	42,260	355	43,824	473

Total:
Residential real estate 1-4 family	13,330	107	11,846	131
Residential real estate multi family	2,840	54	3,225	39
Commercial industrial & agricultural	9,259	123	5,508	67
Commercial real estate	18,363	221	11,274	143
Construction	23,102	28	18,198	127
Consumer	3	0	267	2
Home equity lines of credit	3,257	24	2,157	15
Covered loans	7,640	136	—	—
Total	$77,794	$693	$52,475	$524

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents loans that are no longer accruing interest by portfolio class. These loans are considered impaired and included in the previous impaired loan tables.

	March 31,	December 31,
	2012	2011
	(in thousands)
Non-accrual loans:
Residential real estate one to four family	$7,161	$6,123
Residential real estate multi-family	2,485	2,556
Commercial industrial & agricultural	2,182	2,314
Commercial real estate	5,850	5,686
Construction	21,631	17,457
Consumer	3	2
Home equity lines of credit	2,112	2,206
Non-accrual loans, excluding covered loans	$41,424	$36,344
Covered loans	3,284	5,581
Total non-accrual loans	$44,708	$41,925

Non-accrual loans that maintained a current payment status for six consecutive months are placed back on accrual status under the Bank’s loan policy. Loans on which the accrual of interest has been discontinued amounted to $44.7 million and $41.9 million at March 31, 2012 and December 31, 2011, respectively.  Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $1.2 million and $449,000 at March 31, 2012 and December 31, 2011, respectively.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2012 and December 31, 2011:

	March 31, 2012
						Total
	31-60 days	61-90 days	>90 days	Total		Financing	90 days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing
	(in thousands)
Age Analysis of Past Due Loans:
Residential real estate one to four family	$1,210	$2,406	$5,068	$8,684	$115,471	$124,155	$1,137
Residential real estate multi-family	376	—	1,450	1,826	55,753	57,579	—
Commercial industrial and agricultural	165	157	1,914	2,236	155,868	158,104	—
Commercial real estate	1,256	515	4,856	6,627	408,993	415,620	—
Construction	—	160	20,914	21,074	34,434	55,508	—
Consumer	5	—	3	8	1,905	1,913	—
Home equity lines of credit	819	154	1,510	2,483	80,693	83,176	13
Total, excluding covered loans	$3,831	$3,392	$35,715	$42,938	$853,117	$896,055	$1,150
Covered loans	—	—	3,248	3,248	44,566	47,814	36
Total loans	$3,831	$3,392	$38,963	$46,186	$897,683	$943,869	$1,186

	December 31, 2011
						Total
	31-60 days	61-90 days	>90 days	Total		Financing	90 days and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing
	(in thousands)
Age Analysis of Past Due Loans:
Residential real estate one to four family	$1,275	$2,770	$4,458	$8,503	$120,832	$129,335	$—
Residential real estate multi-family	65	—	2,297	2,362	55,414	57,776	—
Commercial industrial and agricultural	252	1,374	625	2,251	155,767	158,018	—
Commercial real estate	1,886	538	3,558	5,982	412,607	418,589	—
Construction	6,030	191	16,399	22,620	34,204	56,824	—
Consumer	6	62	—	68	2,080	2,148	—
Home equity lines of credit	1,197	351	2,003	3,551	80,936	84,487	239
Total, excluding covered loans	$10,711	$5,286	$29,340	$45,337	$861,840	$907,177	$239
Covered loans	467	71	4,075	4,613	46,093	50,706	210
Total loans	$11,178	$5,357	$33,415	$49,950	$907,933	$957,883	$449

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables present the classes of the loan portfolio(excluding covered loans) summarized by the aggregate pass, watch, special mention, substandard and doubtful rating within the Company’s internal risk rating system as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Residential	Residential	Commerical				Home Equity
	Real Estate	Real Estate	Industrial &	Commercial			Lines of	Gross
	1-4 Family	Multi Family	Agricultural	Real Estate	Construction	Consumer	Credit	Loans
	(in thousands)
Credit Rating:
Pass	$107,928	$53,777	$141,548	$351,724	$32,903	$1,661	$78,786	$768,327
Watch	3,492	997	3,646	44,253	269	249	1,358	54,264
Special Mention	621	—	7,394	6,718	705	—	75	15,513
Substandard	12,114	2,805	5,516	12,925	21,631	3	2,957	57,951
Doubtful	—	—	—	—	—	—	—	—
	$124,155	$57,579	$158,104	$415,620	$55,508	$1,913	$83,176	$896,055

	December 31, 2011
	Residential	Residential	Commerical				Home Equity
	Real Estate	Real Estate	Industrial &	Commercial			Lines of	Gross
	1-4 Family	Multi Family	Agricultural	Real Estate	Construction	Consumer	Credit	Loans
	(in thousands)
Credit Rating:
Pass	$111,732	$53,896	$149,038	$358,269	$28,399	$1,905	$79,792	$783,031
Watch	3,745	1,004	3,332	43,699	4,564	241	1,216	57,801
Special Mention	627	—	3,209	3,649	1,254	—	75	8,814
Substandard	13,231	2,876	2,439	12,972	22,607	2	3,404	57,531
Doubtful	—	—	—	—	—	—	—	—
	$129,335	$57,776	$158,018	$418,589	$56,824	$2,148	$84,487	$907,177

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

The recorded investment in TDRs was $3.4 million at both March 31, 2012 and December 31, 2011. At March 31, 2012 and December 31, 2011, the Company had $2.5 million and $2.7 million of accruing TDRs while TDRs on nonaccrual status totaled $908,000 and $655,000 at March 31, 2012 and December 31, 2011, respectively. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any re-defaults will likely be affected by future economic conditions. At March 31, 2012 and December 31, 2011, the allowance for loan and lease losses included specific reserves of $186,000 and $245,000 related to TDRs, respectively.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table shows information on the troubled and restructured debt by loan portfolio for the three month periods ended March 31, 2012.

	Three Months Ended March 31, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial real estate	1	$150	$150
Total Troubled Debt Restructurings	1	$150	$150

	Three Months Ended March 31, 2011
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Residential real estate one to four family	1	$39	$39
Commercial industrial & agricultural	1	6	6
Commercial real estate	1	335	335
Total Troubled Debt Restructurings	3	$380	$380

For the three months ended March 31, 2012, the Company added an additional $150,000 in TDRs respectively. The Company had no reserves allocated for loan loss for the additions in troubled debt restructurings made during the three months ending March 31, 2012. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

There was $365,000 in defaults on troubled debt restructured loans occurred during the three month periods ending March 31, 2012 on loans modified as a TDR within the previous 12 months.

	March 31, 2012
	Number of	Recorded
	Contracts	Investment
	(Dollar amounts in thousands)
Troubled Debt Restructurings that subsequently defaulted:
Residential real estate one to four family	1	$36
Commercial real estate	1	329
	2	$365

The Merger Agreement with Tompkins Financial provides certain termination rights for both Tompkins and VIST, including a right of Tompkins to terminate if certain past due loans and nonperforming assets of VIST exceed $65.0 million as of any month-end prior to the closing date.  VIST past due loans and non-performing assets as defined in the Merger Agreement is the aggregate amount of: (i) all loans of VIST with principal and/or interest that are 30-89 days past due and still accruing, (ii) all VIST loans with principal and/or interest that are at least 90 days past due and still accruing, (iii) all loans with principal or interest that are non-accruing, (iv) net charge-offs after the date of the Agreement, (v) real estate acquired through foreclosure or in lieu of foreclosure, (vi) troubled debt restructures (TDRs), and (vii) loss on sale of loans; provided, however, that any loan covered by the FDIC Loss Share Agreement shall be excluded from this computation.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents information on the Company’s past due loans and non-performing assets at March 31, 2012 as defined in the Merger Agreement with Tompkins Financial.

March 31, 2012
Delinquencies (30-89 Days) - accruing	$4,530
Delinquencies (90 + Days) - accruing	1,150
Non-accrual loans	41,424
ALLL net charge-offs	785
Other real estate owned	3,479
Troubled debt restructurings (accruing)	2,526
Total	$53,894

Note 7.   Goodwill and Other Intangible Assets

The Company had $16.5 million of recorded goodwill at March 31, 2012 and December 31, 2011. The goodwill balance resulted from previous acquisitions. During the fourth quarter of 2011, the Company recorded a goodwill impairment charge of $25.1 million, resulting from the decrease in market value caused by underlying capital and credit concerns which was valued through the Agreement and Plan of Merger dated January 25, 2012 between Tompkins Financial Corp and the Company, which will be merged into Tompkins Financial. This impairment was determined based upon the announced sale price of the Company to Tompkins Financial for $12.50 per share. For further information related to the merger, see Note 2 — Merger with Tompkins Financial Corp.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The changes in the carrying amount of goodwill for the first three months of 2012 and for the year ended December 31, 2011 were as follows:

	Banking and		Brokerage and
	Financial		Investment
	Services	Insurance	Services	Total
	(Dollar amounts in thousands)
Balance as of December 31, 2010	29,316	11,521	1,021	41,858
Goodwill impairment	(22,374)	(2,363)	(332)	(25,069)
Purchase accounting adjustment *	(526)	—	—	(526)
Contingent payments	—	250	—	250
Balance as of December 31, 2011	6,416	9,408	689	16,513
Goodwill acquired	—	—	—	—
Contingent payments	—	—	—	—
Balance as of March 31, 2012	$6,416	$9,408	$689	$16,513

* Purchase accounting adjustment related to the Allegiance Bank NA acquisition

Other Intangible Assets

The Company had other intangible assets of $3.3 million at March 31, 2012, and December 31, 2011.  In accordance with the provisions of FASB ASC 350, the Company amortizes other intangible assets over the estimated remaining life of each respective asset.

Amortizable intangible assets were composed of the following:

	March 31, 2012		December 31, 2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Amortizable intangible assets:
Purchase of client accounts (20 year weighted average useful life)	$4,957	$1,800	$4,957	$1,736
Employment contracts (7 year weighted average useful life)	1,135	1,135	1,135	1,135
Assets under management (20 year weighted average useful life)	184	88	184	86
Trade name (20 year weighted average useful life)	196	196	196	196
Core deposit intangible (7 year weighted average useful life)	1,852	1,852	1,852	1,852
Total	$8,324	$5,071	$8,324	$5,005

Aggregate Amortization Expense:
For the three months ended March 31, 2012	$66
For the three months ended March 31, 2011	$138

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8.   Junior Subordinated Debt

First Leesport Capital Trust I, a Delaware statutory business trust, was formed on March 9, 2000 and is a wholly-owned subsidiary of the Company.  The Trust issued $5.0 million of 10-7/8 % fixed rate capital trust pass-through securities to investors. First Leesport Capital Trust I purchased $5.0 million of fixed rate junior subordinated deferrable interest debentures from VIST Financial Corp.  The debentures are the sole asset of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial Corp. of the obligations of the Trust under the capital securities.  The capital securities are redeemable by VIST Financial Corp. on or after March 9, 2010, at stated premiums, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise.  The capital securities must be redeemed upon final maturity of the subordinated debentures on March 9, 2030.  As of March 31, 2012, the Company has not exercised the call option on these debentures.  In October 2002, the Company entered into an interest rate swap agreement with a notional amount of $5.0 million that effectively converted the securities to a floating interest rate of six month LIBOR plus 5.25%.  In 2010, a premium of $272,000 was paid to the Company resulting from the counterparty exercising a call option to terminate this interest rate swap, which was recognized in other income during the year ended December 31, 2010.  In June 2003, the Company purchased a six month LIBOR plus 5.75% interest rate cap to create protection against rising interest rates for the above mentioned $5.0 million interest rate swap.  This interest rate cap matured in March 2010.

On September 26, 2002, the Company established Leesport Capital Trust II, a Delaware statutory business trust, in which the Company owns all of the common equity.  Leesport Capital Trust II issued $10.0 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45% (3.95% at March 31, 2012).  These debentures are the sole assets of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial Corp. of the obligations of the Trust under the capital securities.  These securities must be redeemed in September 2032, but may be redeemed on or after November 7, 2007 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company.  As of March 31, 2012, the Company has not exercised the call option on these debentures.  In September 2008, the Company entered into an interest rate swap agreement with a start date of February 2009 and a maturity date of November 2013 that effectively converts the $10.0 million of adjustable-rate capital securities to a fixed interest rate of 7.25%.  Interest began accruing on the Leesport Capital Trust II swap in February 2009.

On June 26, 2003, Madison established Madison Statutory Trust I, a Connecticut statutory business trust.  Pursuant to the purchase of Madison on October 1, 2004, the Company assumed Madison Statutory Trust I in which the Company owns all of the common equity.  Madison Statutory Trust I issued $5.0 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10% (3.57% at March 31, 2012).  These debentures are the sole assets of the Trust.  The terms of the junior subordinated debentures are the same as the terms of the capital securities.  The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial Corp. of the obligations of the Trust under the capital securities. These securities must be redeemed in June 2033, but may be redeemed on or after September 26, 2008 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company.  As of March 31, 2012, the Company has not exercised the call option on these debentures.  In September 2008, the Company entered into an interest rate swap agreement with a start date of March 2009 and a maturity date of September 2013 that effectively converted the $5.0 million of adjustable-rate capital securities to a fixed interest rate of 6.90%.  Interest began accruing on the Madison Statutory Trust I swap in March 2009.

In January 2003, the Financial Accounting Standards Board issued FASB ASC 810, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” which was revised in December 2003.  This Interpretation provides guidance for the consolidation of variable interest entities (VIEs).  First Leesport Capital Trust I, Leesport Capital Trust II and Madison Statutory Trust I (the “Trusts”) each qualify as a variable interest entity under FASB ASC 810.  The Trusts issued mandatory redeemable preferred securities (Trust Preferred Securities) to third-party investors and loaned the proceeds to the Company.  The Trusts hold, as their sole assets, subordinated debentures issued by the Company.

FASB ASC 810 required the Company to deconsolidate First Leesport Capital Trust I and Leesport Capital Trust II from the consolidated financial statements as of March 21, 2004 and to deconsolidate Madison Statutory Trust I as of December 31, 2004.  There has been no restatement of prior periods. The impact of this deconsolidation was to increase junior subordinated debentures by $20,150,000 and reduce the mandatory redeemable capital debentures line item by $20,150,000 which had represented the trust preferred securities of the trust.  For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital subject to previously specified limitations, until further notice.  If regulators make a determination that Trust Preferred Securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.  The adoption of FASB ASC 810 did not have an impact on the Company’s results of operations or liquidity.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9.   Regulatory Matters and Capital Adequacy

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

Federal bank regulatory agencies have established certain capital-related criteria that must be met by banks and bank holding companies.  The measurements which incorporate the varying degrees of risk contained within the balance sheet and exposure to off-balance sheet commitments were established to provide a framework for comparing different institutions.  Regulatory guidelines require that Tier 1 capital and total risk-based capital to risk-adjusted assets must be at least 4.0% and 8.0%, respectively.  In order for the Company to be considered “well capitalized” under the guidelines of the banking regulators, the Company must have Tier 1 capital and total risk-based capital to risk-adjusted assets of at least 6.0% and 10.0%, respectively.  As of March 31, 2012, the Company and the Bank met the criteria to be considered a well capitalized institution.

As of March 31, 2012, the most recent notification from the Bank’s primary regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed its category.

The Company’s regulatory capital ratios are presented below for the periods indicated:

	March 31,	December 31,
	2012	2011

Leverage ratio	8.09%	7.68%
Tier I risk-based capital ratio	11.75%	11.62%
Total risk-based capital ratio	13.00%	12.88%

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

Dividends payable by the Company are subject to guidance published by the Board of Governors of the Federal Reserve System.  Consistent with the Federal Reserve guidance, companies are urged to strongly consider eliminating, deferring or significantly reducing dividends if (i) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividend, (ii) the prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy rations.  As a result of this guidance, management intends to consult with the

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Federal Reserve Bank of Philadelphia, and provide the Reserve Bank with information on the Company’s then current and prospective earnings and capital position, on a quarterly basis in advance of declaring any cash dividends for the foreseeable future.

Loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis. At March 31, 2012 and at December 31, 2011, the Bank had a $1.3 million loan outstanding to VIST Insurance.

Note 10.   Financial Instruments with Off-Balance Sheet Risk

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

A summary of the Bank’s financial instrument commitments is as follows:

	March 31,	December 31,
	2012	2011
	(in thousands)
Commitments to extend credit:
Unfunded loan origination commitments	$44,135	$51,640
Unused home equity lines of credit	46,692	46,841
Unused business lines of credit	117,638	110,222
Total commitments to extend credit	$208,465	$208,703

Standby letters of credit	$11,220	$9,416

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Bank evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation.  Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment. The allowance for unfunded commitments was $130,000 as of March 31, 2012 as compared to $138,500 at December 31, 2011.

Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of March 31, 2012 and 2011 for guarantees under standby letters of credit issued was not considered to be material.

Junior Subordinated Debt:

The Company has elected to record its junior subordinated debt at fair value with changes in fair value reflected in other income in the consolidated statements of operations.  The fair value is estimated utilizing the income approach whereby the expected cash flows over the remaining estimated life of the debentures are discounted using the Company’s estimated credit spread over the current fully indexed yield based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.  At March 31, 2012 and December 31, 2011, the estimated fair value of the junior subordinated debt was $18.4 million and $18.5 million, respectively, and was offset by changes in the fair value of the related interest rate swaps.

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

(UNAUDITED)

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

The estimated fair values of the interest rate swap agreements represent the amount the Company would have expected to receive to terminate such contract.  At March 31, 2012 and December 31, 2011, the estimated fair values of the interest rate swap agreements was $774,000 and $846,000, respectively, and was offset by changes in the fair value of the related trust preferred debt.  The swap agreements expose the Company to market and credit risk if the counterparty fails to perform.  Credit risk is equal to the extent of a fair value gain on the swaps.  The Company manages this risk by entering into these transactions with high quality counterparties.

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

In October 2010, the Company purchased a three month LIBOR interest rate cap to create protection against rising interest rates.  The notional amount of this interest rate cap was $5.0 million and the initial premium paid for the interest rate cap was $206,000.  At March 31, 2012, the recorded value of the interest rate cap was $47,000.

The following table provides the fair values of the Company’s derivative instruments included in the consolidated balance sheet at March 31, 2012 and December 31, 2011:

	Derivative Instruments
	March 31, 2012		December 31, 2011
	Balance		Balance
Derivatives Not Designated as Hedging Instruments under FASB ASC 815:	Sheet Location	Fair Value	Sheet Location	Fair Value
	(Dollar amounts in thousands)

Interest rate cap	Other assets	$47	Other assets	$54
Interest rate swap contracts	Other liabilities	(774)	Other liabilities	(846)
Total derivatives		$(727)		$(792)

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides the changes in fair values of the Company’s derivative instruments included in the consolidated statement of operations for the three months ended March 31, 2012 and 2011:

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging	Location of Gain or (Loss) Recognized in Income on	For the Three Months Ended March 31,
Instruments under FASB ASC 815:	Derivative	2012	2011
		(Dollar amounts in thousands)

Interest rate cap	Other income	$(7)	$(40)
Interest rate swap contracts	Other income	72	$124
Total derivatives		$65	$84

During the three month period ended March 31, 2012 and 2011, the Company accrued net interest due to counterparties under the interest rate swap agreements of $124,000 and $131,000, respectively, which was recorded as an increase in interest expense on the trust preferred securities.

Note 11. Employee Benefit Plans

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

During the third quarter of 2011, the Company’s Board of Directors approved a discretionary match of 50% for the first 3% of a participant’s pay deferred into the 401(k) Retirement Savings Plan. Contributions from the Company vest to the employee over a five year schedule.  The expense associated with the Company’s contribution was $51,000 for the three months ended March 31, 2012, compared to $33,000 for the same period in 2011, and was included in salaries and employee benefits expense in the Consolidated Statements of Operations.

Deferred Compensation Agreements and Salary Continuation Plan

The Company has entered into deferred compensation agreements with certain directors and a salary continuation plan for certain key employees.  The present value of the future liability for these agreements was $2.0 million at both March 31, 2012 and December 31, 2011.  For the three months ended March 31, 2012 and 2011, $51,000 and $48,000, respectively, was charged to expense in connection with these agreements. To fund the benefits under these agreements, the Company is the owner and beneficiary of life insurance policies on the lives of certain directors and employees.  These bank-owned life insurance policies had an aggregate cash surrender value of $19.9 million and $19.8 million at March 31, 2012 and December 31, 2011, respectively.

Employee Stock Purchase Plan

The Company has a non-compensatory Employee Stock Purchase Plan (“ESPP”).  Under the ESPP, employees of the Company who elect to participate are eligible to purchase shares of common stock at prices up to a 5 percent discount from the market value of the stock.  The ESPP does not allow the discount in the event that the purchase price would fall below the Company’s most recently reported book value per share.  The ESPP allows an employee to make contributions through payroll deductions to purchase shares of common stock up to 15 percent of annual compensation.  At March 31, 2012, the total number of remaining shares of common stock that may be issued pursuant to the ESPP was 216,421.  As of March 31, 2012, a total of 87,455 shares had been issued under the ESPP.  For the first three months of 2012 and 2011, the market value of the Company’s stock was below the Company’s book value per share.  The employees of the Company did not receive a 5% discount on purchases made under the ESPP during this timeframe. As a result, the Company did not recognize any expense relative to its ESPP for the three months ended March 31, 2012 and 2011.

As required by the proposed merger agreement with Tompkins Financial, the Company suspended the ESPP during the first quarter of 2012.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 12.   Stock-based Compensation

The Company has an Employee Stock Incentive Plan (“ESIP”) that covered all officers and key employees of the Company and its subsidiaries and is administered by a committee of the Board of Directors.  The ESIP plan expired on November 10, 2008, and as a result, no additional stock option awards remain to be granted.  At March 31, 2012, there were 270,833 options granted and still outstanding under the ESIP.  The option price for options previously issued under the ESIP was equal to 100% of the fair market value of the Company’s common stock on the date of grant and was not less than the stock’s par value when granted.  Options granted under the ESIP have various vesting periods ranging from immediate up to 5 years, 20% exercisable not less than one year after the date of grant, but no later than ten years after the date of grant in accordance with the vesting.  Vested options expire on the earlier of ten years after the date of grant, three months from the participant’s termination of employment or one year from the date of the participant’s death or disability.  At March 31, 2012, a total of 150,504 options had been exercised under the ESIP and common stock shares were issued accordingly.

The Company has an Independent Directors Stock Option Plan (“IDSOP”).  The IDSOP plan expired on November 10, 2008, and as a result, no additional stock option awards remain to be granted.  At March 31, 2012, there were 67,588 stock options granted and still outstanding under the IDSOP.  The IDSOP covers all directors of the Company who are not employees and former directors who continue to be employed by the Company.  The option price for stock option awards previously issued under the ESIP was equal to the fair market value of the Company’s common stock on the date of grant. Options are exercisable from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Company or the cessation of the participant’s employment, or twelve months from the date of the participant’s death or disability.  A total of 21,166 options had been exercised under the IDSOP and common stock shares were issued accordingly as of March 31, 2012.

On April 17, 2007, the Company’s shareholders approved the VIST Financial Corp. 2007 Equity Incentive Plan (“EIP”).  The total number of options which may be granted under the EIP is equal to 12.5% of the outstanding shares of the Company’s common stock on the date of approval of the Plan. At March 31, 2012, there were 583,653 options granted and still outstanding under the EIP.  At March 31, 2012, there were 91,487 shares authorized for issuance for potential future equity awards pursuant to the EIP subject to automatic annual increases by an amount equal to 12.5% of any increase in the number of the Company’s outstanding shares of common stock during the preceding year or such lesser number as determined by the Company’s board of directors.  The EIP covers all employees and non-employee directors of the Company and its subsidiaries.  Incentive stock options, nonqualified stock options and restricted stock grants are authorized for issuance under the EIP (see below “Restricted Stock Grants” for additional information on restricted stock awards).  The exercise price for stock options granted under the EIP must equal the fair market value of the Company’s common stock on the date of grant.  Vesting of option awards under the EIP is determined by the Human Resources Committee of the board of directors, but must be at least one year.  The committee may also subject an award to one or more performance criteria.  Stock option and restricted stock awards generally expire upon termination of employment.  In certain instances after an optionee terminates employment or service, the Committee may extend the exercise period for a vested nonqualified stock option up to the remaining term of the option.  A vested incentive stock option must be exercised within three months following termination of employment if such termination is for reasons other than cause.  However, a vested incentive stock option generally expires upon voluntary termination of employment. As of March 31, 2012, 1,432 options had been exercised under the EIP.  The EIP expires on April 17, 2017.

Restricted Stock Grants.  When granted, restricted stock shares are unvested stock, issuable one year after the date of the grant for non-employee directors and employees (“Vest Date”).  Due to TARP restrictions, restricted stock grants vest over two years for certain employees.  The Vest Date accelerates in the event there is a change in control of the Company, if the recipients are then still non-employee directors or employees by Company. Upon issuance of the shares, resale of the shares is restricted for an additional year, during which the shares may not be sold, pledged or otherwise disposed of.  Prior to the vest date and in the event the recipient terminates association with the Company for reasons other than death, disability or change in control, the recipient forfeits all rights to the shares that would otherwise be issued under the grant. Restricted stock awards granted under the EIP were recorded at the date of award based on the market value of shares. The weighted average price per share of shares outstanding as of March 31, 2012 was $6.66 as compared to $7.33 at December 31, 2011.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of restricted stock award activity is presented below:

Rollforward of Restricted Stock Awards

	Shares	Weighted Average Fair Value on Award Date
Outstanding at December 31, 2010	21,500	6.61

Additions	73,500	7.41
Vested and distributed	(4,519)	(5.49)
Forfeitures	(417)	(5.15)
Outstanding at December 31, 2011	90,064	7.33

Additions	—	—
Vested and distributed	(20,798)	(9.08)
Forfeitures	(6,766)	(8.09)
Outstanding at March 31, 2012	62,500	6.66

Stock option activity for the three months ended March 31, 2012 is summarized in the table below:

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Term
	Options	Price	Value	(in years)
Outstanding at the beginning of the year	976,618	$12.61
Granted	3,000	6.71
Exercised	(1,932)	8.23
Expired	(18,257)	12.24
Forfeited	(37,355)	7.89
Outstanding as of March 31, 2012	922,074	$12.80	$2,622,193	6.5
Exercisable as of March 31, 2012	670,742	$15.15	$1,274,868	5.5

There was $16,000 of cash proceeds received from stock option exercises related to the director and employee stock purchase plans during the first three months of 2012. There was $2,600 in proceeds received from stock option exercises related to director and employee stock purchase plans in 2011.

As of March 31, 2012, the aggregate intrinsic value of options outstanding was $2.6 million, as compared to $399,000 at December 31, 2011.  As of March 31, 2012, the weighted average remaining term of options outstanding was 6.5 years, as compared to 6.7 years at December 31, 2011.

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

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock-Based Compensation Expense.  The Company adopted the provisions of FASB ASC 718 on January 1, 2006.  FASB ASC 718 requires that stock-based compensation to employees be recognized as compensation cost in the consolidated statements of operations based on their fair values on the measurement date, which, for the Company, is the date of grant.  For the three months ended March 31, 2012 and 2011, stock-based compensation expense totaled $106,000 and $95,000, respectively.  At March 31, 2012 there was approximately $321,000, of total unrecognized compensation cost related to non-vested stock options under the plans, as compared to $813,000 at December 31, 2011.  Total unrecognized compensation cost related to non-vested stock options could be impacted by the performance of the Company as it relates to options granted which include performance-based goals.

Valuation of Stock-Based Compensation.  There were 3,000 stock options granted during the first three months of 2012 and no stock options were granted for the same period in 2011.  The fair value of options granted during the three months ended March 31, 2012 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

For the Three Months Ended
March 31, 2012

Dividend yield	3.55%
Expected life	7 years
Expected volatility	33.62%
Risk-free interest rate	1.54%
Weighted average fair value of options granted	$1.57

The expected volatility is based on historic volatility.  The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life is based on historical exercise experience.  The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Note 13.   Segment Information

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

The Bank

The Bank consists of twenty full service, two limited access retirement community financial centers, and performs commercial and consumer loan, deposit and other banking services.  The Bank engages in full service commercial and consumer banking business, including such services as accepting deposits in the form of time, demand and savings accounts. Such time deposits include certificates of deposit, individual retirement accounts and Roth IRAs.  The Bank’s savings accounts include money market accounts, club accounts, NOW accounts and traditional regular savings accounts.  In addition to accepting deposits, the Bank makes both secured and unsecured commercial and consumer loans, accounts receivable financing and makes construction and mortgage loans, including home equity loans.  The Bank does not engage in sub-prime lending.  The Bank also provides small business loans and other services including rents for safe deposit facilities.

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

Wealth Management

VIST Capital Management, LLC (“VIST Capital Management”) a full service investment advisory and brokerage services company, offers a full line of products and services for individual financial planning, retirement and estate planning, investments, corporate and small business pension and retirement planning.  VIST Capital Management is headquartered at 1240 Broadcasting Road, Wyomissing, Pennsylvania.

The following table shows the Company’s reportable business segments for the three months ended March 31, 2012 and 2011.  All inter-segment transactions are recorded at cost and eliminated as part of the consolidation process.  Each of these segments perform specific business activities in order to generate revenues and expenses, which in turn, are evaluated by the Company’s senior management for the purpose of making resource allocation and performance evaluation decisions.

	VIST
	Bank	Insurance	Mortgage	Capital Management	Total
	(in thousands)
As of and for the three months ended March 31, 2012
Net interest income and other income from external sources	$11,677	$3,096	$682	$159	$15,614
Income (loss) before income taxes	372	387	200	(70)	889
Total assets	1,321,563	16,262	71,330	827	1,409,982
Purchase of premises and equipment	2,715	2	—	—	2,717

As of and for the three months ended March 31, 2011
Net interest income and other income from external sources	$11,027	$2,905	$774	$204	$14,910
Income (loss) before income taxes	(604)	256	647	3	302
Total assets	1,317,626	17,646	75,468	1,104	1,411,844
Purchase of premises and equipment	499	22	3	1	525

Income (loss) before income taxes, as presented above, does not reflect management fees paid to the Company by VIST Insurance, VIST Mortgage and VIST Capital Management of approximately $408,000, $147,000 and $44,000, respectively, for the three months ended March 31, 2012. Income (loss) before income taxes, as presented above, does not reflect management fees paid to the Company by VIST Insurance, VIST Mortgage and VIST Capital Management of approximately $283,000, $147,000 and $37,000, respectively, for the three months ended March 31, 2011.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 14.   Fair Value Measurements and Fair Value of Financial Instruments

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

The three levels defined by FASB ASC 820 hierarchy are as follows:

Level 1:

Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. A contractually binding sales price also provides reliable evidence of fair value.

Level 2:

Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; inputs to the valuation methodology include quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs to the valuation methodology that utilize model-based techniques for which all significant assumptions are observable in the market.

Level 3:

Inputs to the valuation methodology are unobservable and significant to the fair value measurement; inputs to the valuation methodology that utilize model-based techniques for which significant assumptions are not observable in the market; or inputs to the valuation methodology that requires significant management judgment or estimation, some of which may be internally developed.

Management maximizes the use of observable inputs and minimizes the use of unobservable inputs when determining fair value measurements.  Management reviews and updates the fair value hierarchy classifications of the Company’s assets and liabilities on a quarterly basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment Securities Available-for-Sale

Fair values of investment securities available-for-sale were primarily measured using information from a third-party pricing service and, in instances where the third-party pricing service valuation is unavailable, from non-binding third party broker quotes.  These services provide pricing for securities that represent, in good faith, what a buyer in the marketplace would pay for a given security in a current sale.

Security pricing evaluations from the third-party pricing service are based on contemporaneous market information available and are generated using proprietary evaluated pricing models and methodologies.  These evaluated pricing models vary by asset class and incorporate available trade, bid and other market information.  For structured securities, the evaluated pricing models utilize cash flow data and, when available, loan performance data.  Because many fixed income securities do not trade on a daily basis, the evaluated

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing.  In addition, the evaluated pricing models use model processes, such as the Option Adjusted Spread model, to assess interest rate impact and develop prepayment scenarios.

These evaluated pricing models take into account market convention.  For each asset class, the third-party pricing service gathers information from market sources and integrates relevant credit information, perceived market movements and sector news into the evaluated pricing applications and models.  The market inputs used in the evaluations of securities, listed in approximate order of priority, include:

•                  Benchmark yields,

•                  Reported trades,

•                  Broker-dealer quotes,

•                  Issuer spreads,

•                  Two sided markets,

•                  Benchmark securities,

•                  Bids,

•                  Offers, and

•                  Reference data including market research publications.

The third-party pricing service also monitors market indicators, industry and economic events.  Information of this nature is a trigger to acquire further market data.  For certain security types, additional inputs may be used, or some of the standard inputs may not be applicable.  Evaluations may prioritize inputs differently for any given valuation period for any security based on market conditions, and not all inputs listed are available for use in the evaluation process for each security evaluation for any given valuation period.

The third-party pricing service also receives market data from third party sources, including clients who may hold the securities being evaluated.  Market information received from clients is verified before use as an input into the evaluation process.  Verification may be based on information from other sources, such as reportable trades, broker-dealers, trustee/paying agents, issuers, or from information prepared by the third party’s internal credit analysis or by reviewing market sector correlations.  If the third-party pricing service determines that it does not have sufficient objectively verifiable information to continue to support a security’s evaluation, they will discontinue evaluating the securities on an issue, issuer and/or deal level until such information can be obtained.

On a quarterly basis, management reviews the pricing information received from the Company’s third-party pricing service.  This review process includes a comparison to non-binding third-party broker quotes, as well as a review of market-related conditions impacting the information provided by the Company’s third-party pricing service.  As part of the review process, management primarily identifies investment securities which may have traded in illiquid or inactive markets.  As of March 31, 2012 and December 31, 2011, management did not make adjustments to prices provided by the third-party pricing service or from non-binding third party broker quotes as a result of illiquid or inactive markets.  Based on this review, management determines whether the current placement of the security in the fair value hierarchy is appropriate or whether transfers may be warranted.

Loans Held for Sale

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

Derivative Financial Instruments

Derivative financial instruments recorded at fair value on a recurring basis are comprised of interest rate swap agreements and an interest rate cap agreement.  The fair values of interest rate swap agreements and the interest rate cap agreement are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as the LIBOR swap curve, effective date, maturity date, notional amount, and stated interest rate.  In addition, the Company included into its fair value calculation a credit factor adjustment which was based primarily on management judgment.  Thus, interest rate swap agreements and the interest rate cap agreement are classified as a Level 3 measurement, with unrealized gains and losses reflected in other income in the consolidated statements of operations.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company is exposed to credit risk if borrowers or counterparties fail to perform.  The Company seeks to minimize credit risk through credit approvals, limits, monitoring procedures, and collateral requirements.  The Company generally enters into transactions with borrowers and counterparties that carry high quality credit ratings.  Credit risk associated with borrowers or counterparties as well as the Company’s non-performance risk is factored into the determination of the fair value of derivative financial instruments.

Junior subordinated debt

Junior subordinated debt instruments recorded at fair value on a recurring basis are comprised of trust preferred securities issued by the Company (see Note 8).  The fair values of the junior subordinated debt instruments are calculated using a discounted cash flow approach and utilize Level 2 observable inputs such as the LIBOR swap curve, effective date, maturity date, and stated interest rate.  In addition, the Company included into its fair value calculation a credit factor adjustment which was based primarily on management judgment.  Thus, junior subordinated debt instruments are classified as a Level 3 measurement, with unrealized gains and losses reflected in other income in the consolidated statements of operations.  The fair value is estimated utilizing the income approach whereby the expected cash flows over the remaining estimated life of the debentures are discounted using the Company’s credit spread over the current fully indexed yield based on an expectation of future interest rates derived from observed market interest rate curves and volatilities.  The Company’s credit spread was estimated based on market activity for similar instruments and estimates from published financial data and from a national credit rating agency.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table below presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	Quoted Prices in Active Markets for Identical Assets an Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
As of March 31, 2012

Assets:
Securities Available-For-Sale:
U.S. Government agency securities	$—	$13,928	$—	$13,928
Agency mortgage-backed debt securities	—	312,530	—	312,530
Non-Agency collateralized mortgage obligations	—	5,060	—	5,060
Obligations of states and political subdivisions	—	26,447	—	26,447
Trust preferred securities - single issue	—	127	—	127
Trust preferred securities - pooled	—	1,898	—	1,898
Corporate and other debt securities	—	2,308	—	2,308
Equity securities	2,190	499	—	2,689
Total Securities Available-for-Sale	2,190	362,797	—	364,987
Loans Held for Sale	—	4,487	—	4,487
Interest rate cap (included in other assets)	—	—	47	47
Total Assets	$2,190	$367,284	$47	$369,521

Liabilities:
Junior subordinated debt	$—	$—	$18,431	$18,431
Interest rate swaps (included in other liabilities)	—	—	774	774
Total Liabilities	$—	$—	$19,205	$19,205

As of December 31, 2011

Assets:
Securities Available-For-Sale:
U.S. Government agency securities	$—	$12,087	$—	$12,087
Agency mortgage-backed debt securities	—	324,971	—	324,971
Non-Agency collateralized mortgage obligations	—	6,243	—	6,243
Obligations of states and political subdivisions	—	25,437	—	25,437
Trust preferred securities - single issue	—	125	—	125
Trust preferred securities - pooled	—	1,828	—	1,828
Corporate and other debt securities	—	2,455	—	2,455
Equity securities	1,997	548	—	2,545
Total Securities Available-for-Sale	1,997	373,694	—	375,691
Loans Held for Sale	—	3,365	—	3,365
Interest rate cap (included in other assets)	—	—	54	54
Total Assets	$1,997	$377,059	$54	$379,110

Liabilities:
Junior subordinated debt	$—	$—	$18,534	$18,534
Interest rate swaps (included in other liabilities)	—	—	846	846
Total Liabilities	$—	$—	$19,380	$19,380

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

		Total realized and
		Unrealized Gains (Losses)
	Fair Value at December 31, 2011	Recorded in Revenue	Recorded in Other Comprehensive Income	Purchases	Transfers Into and/or Out of Level 3	Fair Value at March 31, 2011
	(in thousands)
Three Months Ended March 31, 2012

Assets:
Interest rate cap	$54	$(7)	$—	$—	$—	$47
Total Assets	$54	$(7)	$—	$—	$—	$47

Liabilities:
Junior subordinated debt	$18,534	$103	$—	$—	$—	$18,431
Interest rate swaps	846	72	—	—	—	774
Total Liabilities	$19,380	$175	$—	$—	$—	$19,205

		Total realized and
		Unrealized Gains (Losses)
	Fair Value at December 31, 2010	Recorded in Revenue	Recorded in Other Comprehensive Income	Purchases	Transfers Into and/or Out of Level 3	Fair Value at March 31, 2011
	(in thousands)
Three Months Ended March 31, 2011

Assets:
Interest rate cap	$300	$(40)	$—	$—	$—	$260
Total Assets	$300	$(40)	$—	$—	$—	$260

Liabilities:
Junior subordinated debt	$18,437	$(156)	$—	$—	$—	$18,593
Interest rate swaps	1,139	124	—	—	—	1,015
Total Liabilities	$19,576	$(32)	$—	$—	$—	$19,608

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis, the significant unobservable inputs used in the fair value measurement were as follows:

	Fair Value at March 31, 2012 (In Thousands)	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Assets:
Interest rate cap	$47	Discounted Cash Flow	Weighted Average Credit Spread	5.10%
Total Assets	$47

Liabilities:
Junior subordinated debt	$18,431	Discounted Cash Flow	Weighted Average Credit Spread	5.31%
Interest rate swaps	774	Discounted Cash Flow	Weighted Average Credit Spread	3.33%
Total Liabilities	$19,205

The significant unobservable input used in the fair value measurement of the Company’s interest rate cap, junior subordinated debt, and interest rate swap agreements is the credit spread.  The credit spread represents the risk premium assigned to these instruments as a measure of the expected rate of return above the stated benchmark interest rate.  A significant increase (decrease) in the credit spread

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

could result in a significantly lower (higher) fair value measurement.  The Company’s credit spread was estimated based on market activity for similar instruments and estimates from published financial data and from a national credit rating agency.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets, including goodwill, mortgage servicing rights, core deposits, other intangible assets, certain impaired loans and other long-lived assets, such as other real estate owned, are written down to fair value on a nonrecurring basis through recognition of an impairment charge to the consolidated statements of operations.  There were no material impairment charges incurred on financial instruments carried at fair value on a nonrecurring basis during the three months ended March 31, 2012 and 2011, respectively.

Disclosures about Fair Value of Financial Instruments

The assumptions listed below are expected to approximate the assumptions that market participants would use in valuing the following financial instruments:

Securities held to maturity

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

Loans, net

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

Covered loans

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

Time Deposits

The fair values of the Company’s time deposits were estimated using discounted cash flow analyses.  The discount rates used were based on rates currently offered for deposits with similar remaining maturities.  The fair values of the Company’s time deposit liabilities do not take into consideration the value of the Company’s long-term relationships with depositors, which may have significant value.

VIST FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Securities Sold Under Agreements to Repurchase

The fair value of the Company’s securities sold under agreements to repurchase was calculated using discounted cash flow analyses, applying discount rates currently offered for new agreements with similar remaining maturities and considering the Company’s non-performance risk.

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2012 and December 31, 2011.  The information in the table should not be interpreted as an estimate of the fair value of the Company in its entirety since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets and liabilities such as cash and cash equivalents and accrued interest receivable and accrued interest payable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For financial assets such as Federal Home Loan Bank Stock and Bank Owned Life Insurance, the carrying amount is a reasonable estimate of fair value due to the limited marketability of these instruments.  For financial liabilities such as interest bearing demand, non-interest bearing demand and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

			Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2012

Financial Assets:
Securities held to maturity	$1,534	$1,591	$—	$1,591	$—
Loans, net	896,055	908,765	—	—	908,765
Covered loans	47,814	47,814	—	—	47,814
FDIC indemnification asset	6,201	6,201	—	—	6,201

Financial Liabilities:
Time deposits	393,438	400,487	—	400,487	—
Securities sold under agreements to repurchase	103,121	113,789	—	113,789	—

December 31, 2011

Financial Assets:
Securities held to maturity	$1,555	$1,613	$—	$1,613	$—
Loans, net	893,128	926,881	—	—	926,881
Covered loans	50,706	50,706	—	—	50,706
FDIC indemnification asset	6,381	6,381	—	—	6,381

Financial Liabilities:
Time deposits	419,947	426,101	—	426,101	—
Securities sold under agreements to repurchase	103,362	114,293	—	114,293	—

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Readers should carefully review the risk factors described in the Annual Report and other documents that we periodically file with the Securities and Exchange Commission (“SEC”), including our Form 10-K for the year ended December 31, 2011, and other reports that were filed during 2012 with the SEC.

Critical Accounting Policies. The Company’s consolidated financial statements are prepared based upon the application of U.S. generally accepted accounting principles (“U.S. GAAP”). The reporting of our financial condition and results of operations is impacted by the application of accounting policies by management, some of which are particularly sensitive and require significant judgments, estimates and assumptions to be made in matters that are inherently uncertain. These accounting policies, along with the disclosures presented in other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the consolidated financial statements. Management currently views the determination of the allowance for loan losses, revenue recognition for insurance activities, stock based compensation, derivative financial instruments, goodwill and intangible assets, fair value measurements including other than temporary impairment losses on available for sale securities, the valuation of junior subordinated debt and related hedges, the valuation of deferred tax assets and the effects of any business combinations.  Additional information about these accounting policies is included in the “Critical Accounting Policies” section of Management’s Discussion and Analysis in the Company’s Form 10-K for the year ended December 31, 2011.  No significant changes were made to the Company’s critical accounting policies during the first three months of 2012.

FINANCIAL CONDITION

Total assets decreased by $21.7 million or 1.5%, to $1.41 billion at March 31, 2012 from $1.43 billion at December 31, 2011.  The overall decrease in assets was attributable to a $10.7 million, or 2.8% decrease in securities available for sale and by a $14.0 million or 1.5% decrease in the loan portfolio.

Investment Securities Portfolio

The overall securities portfolio decreased $10.7 million to $366.5 million at March 31, 2012, from $377.2 million at December 31, 2011 primarily due to the sales and principal repayments of available for sale securities.  Investment security purchases and sales generally occur to manage the Bank’s liquidity requirements, pledging requirements, interest rate risk, and to enhance net interest margin and capital management.  The available-for-sale securities portfolio is evaluated regularly for possible opportunities to increase earnings through potential sales or portfolio repositioning.  During the first three months of 2012, proceeds of $32.0 million were received on sales of available-for-sale securities, and $577,000 was recognized in net gains, while available-for-sale investment securities of $46.4 million were purchased.  During the first three months of 2011, proceeds of $16.9 million were received on sales of available-for-sale securities, and $89,000 was recognized in net gains, while available-for-sale securities of $40.0 million were purchased.  Securities classified as available for sale are marketable equity securities, and those debt securities that we intend to hold for an undefined period of time, but not necessarily to maturity.  Any decision to sell an available-for-sale investment security would be based on various factors, including significant movements in interest rates, changes in maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations, reasonable gain realization, changes in the creditworthiness of the issuing entity, changes in investment strategy and portfolio mix, and other similar factors.  Changes in unrealized gains or losses on available-for-sale investment securities, net of taxes, are recorded as other comprehensive income, a component of stockholders’ equity.  Debt securities that management has the positive ability and intent to hold to maturity are classified as held-to-maturity and recorded at amortized cost.

The available-for-sale securities portfolio included an after-tax net unrealized gain of $1.1 million at March 31, 2012, as compared to an after-tax net unrealized loss of $1.4 million at December 31, 2011.  In addition, the held-to-maturity securities portfolio included an after-tax net unrealized gain of $29,000 at March 31, 2012, as compared to an after-tax net unrealized gain of $18,000 at December 31, 2011.  Changes in long-term treasury interest rates, underlying collateral and credit concerns and dislocation and illiquidity in the current market continue to contribute to the decrease in the fair market value of certain securities.

Securities of $277.3 million were pledged to secure certain public, trust, and government deposits and for other purposes at March 31, 2012, as compared to and $290.1 million at December 31, 2011.

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

Loans, Credit Quality and Credit Risk

Gross loans decreased by $14.0 million to $943.9 million at March 31, 2012 from $957.9 million at December 31, 2011. The overall decrease in the loan portfolio was the result of commercial loan prepayments exceeding new commercial loan originations.

The various components of loans at March 31, 2012 and December 31, 2011, were as follows:

	March 31, 2012		December 31, 2011
		As a % of		As a % of
	Amount	gross loans	Amount	gross loans
	(dollars in thousands)

Residential real estate - one to four family	$124,155	13.9%	$129,335	14.3%
Residential real estate - multi family	57,579	6.4%	57,776	6.4%
Commercial, industrial and agricultural	158,104	17.6%	158,018	17.4%
Commercial real estate	415,620	46.4%	418,589	46.1%
Construction	55,508	6.2%	56,824	6.3%
Consumer	1,913	0.2%	2,148	0.2%
Home equity lines of credit	83,176	9.3%	84,487	9.3%
Gross loans, excluding covered loans	896,055	100.0%	907,177	100.0%
Covered loans	47,814		50,706
Total loans	943,869		957,883
Allowance for loan losses	(13,664)		(14,049)
Loans, net of allowance for loan losses	$930,205		$943,834

Commercial real estate loans are secured by real estate as evidenced by mortgages or other liens on nonfarm nonresidential properties, including business and industrial properties, hotels, motels, churches, hospitals, educational and charitable institutions and similar properties. Commercial real estate loans include owner-occupied and non-owner occupied loans, which amount to $155.6 million and $260.0 million, respectively, at March 31, 2012 as compared to $153.7 million and $264.9 million, respectively, at December 31, 2011.

The Bank is required to pledge residential and commercial real estate secured loans to collateralize its potential borrowing capacity with the FHLB. As of March 31, 2012, the Bank had pledged approximately $509.3 million in loans to the FHLB to secure its maximum borrowing capacity, as compared to $503.9 million at December 31, 2011.

The Bank occasionally buys or sells portions of commercial loans through participations with other financial institutions, but no significant transactions occurred during the first quarter of 2012. The Bank also performs loans sales of retail mortgage loans on a regular basis. The Bank does not buy or sell any retail consumer loans. For the first three months of 2012, the Bank sold $12.8 million of residential mortgage loans generating $143,000 of gains recognized on the sale, which were recorded in non-interest income in the Consolidated Statements of Operations.  For the first three months of 2011, the Bank sold $8.9 million of residential mortgage loans generating $169,000 of gains recognized on the sale.

Covered Loans

Loans for which the Bank will share losses with the FDIC are referred to as “covered loans”, and consist of loans acquired from Allegiance Bank as part of an FDIC-assisted transaction during the fourth quarter of 2010. Our covered loans totaled $47.8 million at March 31, 2012 as compared to $50.7 million at December 31, 2011. Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. Of the loans acquired with evidence of credit deterioration, some of the loans were aggregated into ten pools of loans based on common risk characteristics such as credit risk and loan type.  A pool is accounted for as one asset with a single composite interest rate, an aggregate fair value and expected cash flows.  The carrying value of covered loans acquired and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $24.9 million at March 31, 2012, as compared to $25.9 million at December 31, 2011.

The carrying value of covered loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $22.9 million at March 31, 2012, as compared to $24.8 million at December 31, 2011.  The fair value of the acquired loans not exhibiting evidence of credit impairment was determined by projecting contractual cash flows discounted at risk-adjusted interest rates.

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

At both acquisition and subsequent reporting dates, the Company uses a third party service provider to assist with determining the contractual and estimated cash flows. The Company provides the third party with updated loan-level information derived from the Company’s main operating system, contractually required loan payments and expected cash flows for each loan and loan pool are individually reviewed by the Company. Using this information, the third party provider determines both the contractual cash flows and cash flows expected to be collected. The loan-level information used to reforecast the cash flows is subsequently aggregated for those loans accounted for on a pool basis. The expected payment data, discount rates, impairment data and changes to the accretable yield received back from the third party are reviewed by the Company to determine whether this information is accurate and the resulting financial statement effects are reasonable.

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

The following table summarizes the changes in the carrying amount of those covered loans and pools of covered loans accounted for under ASC Subtopic 310-30, at March 31, 2012 and December 31, 2011.

	Carrying Amount, Net	Accretable Yield
	(in thousands)
Balance at January 1, 2011	$29,719	$5,811
Accretion	2,978	(2,978)
Payments Received	(6,272)	—
Net increase in cash flows	—	4,000
Transfer to OREO	(550)	—
Provision for losses on covered loans	(135)	—
Balance at December 31, 2011	25,740	6,833

Accretion	993	(993)
Payments Received	(1,784)	—
Net decrease in cash flows	—	(223)
Transfer to OREO	—	—
Provision for losses on covered loans	—	—
Balance at March 31, 2012	$24,949	$5,617

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

Impaired Loans. The Company generally values impaired loans that are accounted for under FASB ASC 310, Accounting by Creditors for Impairment of a Loan (“FASB ASC 310”), based on the fair value of a loan’s collateral.  Loans are determined to be impaired when management has utilized current information and economic events and judged that it is probable that not all of the principal and interest due under the contractual terms of the loan agreement will be collected. Other than as described herein, management does not believe there are any significant trends, events or uncertainties that are reasonably expected to have a material impact on the loan portfolio to affect future results of operations, liquidity or capital resources. However, based on known information, management believes that the effects of current and past economic conditions and other unfavorable business conditions may impact certain borrowers’ abilities to comply with their repayment terms and therefore may have an adverse effect on future results of operations, liquidity, or capital resources. Management closely monitors economic and business conditions and their impact on borrowers’ financial strength.  At March 31, 2012, the recorded investment in loans that were considered to be impaired under U.S. GAAP totaled $81.2 million, compared to $74.9 million at December 31, 2011. Management continues to diligently monitor and evaluate the existing portfolio, and identify credit concerns and risks, including those resulting from the current economy.

For the three months ended March 31, 2012, the average recorded investment in impaired loans was $77.8 million and interest income recognized on impaired loans was $693,000. For the three months ended March 31, 2011, the average recorded investment in impaired loans was $52.5 million and interest income recognized on impaired loans was $524,000.

Impaired Loans With a Related Allowance. At March 31, 2012, the Company had a recorded investment of $39.2 million in impaired loans with a related allowance, as compared to $45.8 million at December 31, 2011. This group of impaired loans and leases has a related allowance due to the probability that the borrower is not able to continue to make principal and interest payments due under the contractual terms of the loan or lease. Additionally, these loans appear to have insufficient collateral and the Company’s principal may be at risk; as a result, a related allowance is established to estimate future potential principal losses.

Impaired Loans Without a Related Allowance. At March 31, 2012, the Company had a recorded investment of $42.0 million in impaired loans without a related allowance, as compared to $29.1 million at December 31, 2011. This group of impaired loans is considered impaired due to the likelihood of the borrower not being able to continue to make principal and interest payments due under the contractual terms of the loan. However, these loans appear to have sufficient collateral and the Company’s principal does not appear to be at risk of probable principal losses; as a result, management believes a related allowance is not necessary.

Non-Performing Assets. Nonperforming assets consist of nonperforming loans and other real estate owned (“OREO”). Nonperforming loans consist of loans where the accrual of interest has been discontinued (i.e. non-accrual loans), and those loans that are 90 days or more past due and still accruing interest. Nonaccruing loans are no longer accruing interest income because of apparent financial difficulties of the borrower. Interest received on nonaccruing loans is recorded as income only after the past due principal is brought current and deemed collectible in full. Non-accrual loans that maintained a current payment status for six consecutive months are placed back on accrual status under the Bank’s loan policy. Loans (excluding covered loans) on which the accrual of interest has been discontinued amounted to $41.4 million and $36.3 million at March 31, 2012 and December 31, 2011, respectively. A total of $9.6 million (represented by 22 loans) was added to non-accrual during the first three months of 2012, and a total of $2.3 million (represented by 14 loans) was removed from non-accrual.  For the three months ended March 31, 2012, there was also $2.2 million of principal pay-downs on non accrual loans. Of the $9.6 million increase in non-accruals during 2012, $7.1 million or 74% of the increase was related to three loans.

OREO includes assets acquired through foreclosure, deed in-lieu of foreclosure, and loans identified as in-substance foreclosures. A loan is classified as an in-substance foreclosure when effective control of the collateral has been taken prior to completion of formal foreclosure proceedings. OREO is held for sale and is recorded at fair value less estimated costs to sell. Costs to maintain OREO and subsequent gains and losses attributable to OREO liquidation are included in the Consolidated Statements of Operations in other income and other expense as realized. No depreciation or amortization expense is recognized. OREO was $3.5 million and $3.7 million at March 31, 2012 and December 31, 2011, respectively.  The decrease in OREO during the first three months of 2012 was attributable to the sale of two properties. At March 31, 2012, one OREO property amounted to $1.7 million or 49% of the Company’s total OREO.  The Company had thirteen OREO properties at March 31, 2012 and December 31, 2011.

The table below presents the various components of the Company’s non-performing assets (excluding covered assets) at March 31, 2012 as compared to December 31, 2011:

	March 31, 2012	December 31, 2011
	(Dollar amounts in thousands)
Non-accrual loans:
Residential real estate one to four family	$7,161	$6,123
Residential real estate multi-family	2,485	2,556
Commercial, industrial and agricultural	2,182	2,314
Commercial real estate	5,850	5,686
Construction	21,631	17,457
Consumer	3	2
Home equity lines of credit	2,112	2,206
Total	41,424	36,344

Loans past due 90 days or more and still accruing:
Residential real estate one to four family	1,137	—
Residential real estate multi-family	—	—
Commercial, industrial and agricultural	—	—
Commercial real estate	—	—
Construction	—	—
Consumer	—	—
Home equity lines of credit	13	239
Total	1,150	239

Total non-performing loans	42,574	36,583
Other real estate owned	3,479	3,724
Total non-performing assets	$46,053	$40,307

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

The recorded investment in TDRs was $3.4 million at both March 31, 2012 and December 31, 2011. At March 31, 2012 and December 31, 2011, the Company had $2.5 million and $2.7 million of accruing TDRs while TDRs on nonaccrual status totaled $908,000 and $655,000 at March 31, 2012 and December 31, 2011, respectively. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any re-defaults will likely be affected by future economic conditions. At March 31, 2012 and December 31, 2011, the allowance for loan and lease losses included specific reserves of $186,000 and $245,000 related to TDRs, respectively.

The following table shows information on the troubled and restructured debt by loan portfolio for the three month period ended March 31, 2012:

	Three Months Ended March 31, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial real estate	1	$150	$150
Total Troubled Debt Restructurings	1	$150	$150

	Three Months Ended March 31, 2011
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Residential real estate one to four family	1	$39	$39
Commercial industrial & agricultural	1	6	6
Commercial real estate	1	335	335
Total Troubled Debt Restructurings	3	$380	$380

For the three months ended March 31, 2012, the Company added an additional $150,000 in TDRs. The Company had no reserves allocated for loan loss for the additions in troubled debt restructurings made during the three months ending March 31, 2012. A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. There was $365,000 in defaults on troubled debt restructured loans that occurred during the three month periods ending March 31, 2012 on loans modified as a TDR within the previous 12 months.

	March 31, 2012
	Number of	Recorded
	Contracts	Investment
	(Dollar amounts in thousands)
Troubled Debt Restructurings
that subsequently defaulted:
Residential real estate one to four family	1	$36
Commercial real estate	1	329
	2	$365

Allowance for Loan Losses.  The allowance for loan losses at March 31, 2012 was $13.7 million, or 1.45% of outstanding loans, as compared to $14.0 million or 1.47% at December 31, 2011.  In accordance with U.S. GAAP, the allowance for loan losses represents management’s estimate of losses inherent in the loan and lease portfolio as of the balance sheet date and is recorded as a reduction to loans and leases. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 90 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

The following table presents the allocation of the Company’s allowance for loan losses (“ALLL”) by portfolio segment at March 31, 2012, as compared to December 31, 2011.

	March 31, 2012		December 31, 2011
		% of		% of
	Amount	ALLL	Amount	ALLL
	(Dollar amounts in thousands)

Residential real estate one-to-four family	$2,383	17.4%	$2,562	18.2%
Residential real estate multi-family	1,022	7.5	692	4.9
Commercial, industrial and agricultural	1,718	12.6	1,744	12.4
Commercial real estate	3,407	24.9	3,130	22.3
Construction	3,082	22.6	3,506	25.0
Consumer	120	0.9	116	0.8
Home equity lines of credit	1,794	13.1	2,164	15.4
Covered Loans	135	1.0	135	1.0
Allocated	13,661	100.0	14,049	100.0
Unallocated	3	0.0	—	0.0
Total	$13,664	100.0%	$14,049	100.0%

The following table presents the activity related to the Company’s allowance for loan losses for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
	(Dollar amounts in thousands)

Balance of allowance for loan losses, beginning of period	$14,049	$14,790
Loans charged-off:
Residential real estate one-to-four family	(366)	(196)
Residential real estate multi-family	—	(190)
Commercial, industrial and agricultural	(100)	(207)
Commercial real estate	(172)	(535)
Construction	(1,420)	(135)
Consumer	(64)	(39)
Home equity lines of credit	(696)	(475)
Total loans charged-off	(2,818)	(1,777)
Recoveries of loans previously charged-off:
Residential real estate one-to-four family	74	14
Residential real estate multi-family	14	1
Commercial, industrial and agricultural	28	11
Commercial real estate	—	1
Construction	106	—
Consumer	1	1
Home equity lines of credit	10	12
Total recoveries	233	40
Net loan charge-offs	(2,585)	(1,737)
Provision for loan losses	2,200	2,230
Balance of allowance for loan losses, end of period	$13,664	$15,283

Net charge-offs to average total loans (annualized)	1.09%	0.69%
Allowance for loan losses to total loans outstanding	1.45%	1.55%
Total loans outstanding at end of period (net of unearned income)	$943,869	$989,012
Average balance of total loans outstanding during the period	$948,244	$1,006,670

FDIC Indemnification Asset Related to Covered Loans and Foreclosed Assets

The receivable arising from the loss sharing agreements (referred to as the “FDIC indemnification asset “ on our statements of financial condition) is measured separately from the covered loans and loan pools because the agreements are not contractually part of the covered loans and are not transferable should the Bank choose to dispose of the covered loans. As of the acquisition date of the FDIC-assisted transaction, we recorded an aggregate FDIC indemnification asset of $7.0 million, consisting of the present value of the expected future cash flows the Bank expected to receive from the FDIC under the loss sharing agreements. The FDIC indemnification asset is reduced as the loss sharing payments are received from the FDIC for losses realized on covered loans and other real estate owned acquired in the FDIC-assisted transactions. Actual or expected losses in excess of the acquisition date estimates and accretion of the acquisition date present value discount will result in an increase in the FDIC indemnification asset and the immediate recognition of non-interest income in our financial statements.

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

The following table presents changes in the FDIC indemnification asset for the three months ended March 31, 2012:

Three Months Ended
March 31, 2012
(in thousands)
Balance, beginning of the period	$6,381
Discount accretion of the present value at the acquisition dates	17
Prospective adjustment for additional cash flows	(197)
Increase due to impairment on covered loans	—
Reimbursements from the FDIC	—
Balance, end of period	$6,201

Deposits

The components of the Company’s deposits at March 31, 2012 as compared to December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	(in thousands)

Demand, non-interest bearing	$124,381	$129,394
Demand, interest bearing	474,378	469,578
Savings	172,799	168,530
Time, $100,000 and over	221,731	238,749
Time, other	171,707	181,198
Total deposits	$1,164,996	$1,187,449

Non-interest bearing deposits decreased to $124.4 million at March 31, 2012, from $129.4 million at December 31, 2011, a decrease of $5.0 million or 3.9%.  Despite the decrease in non-interest bearing demand accounts, management continues its efforts to promote growth in these types of deposits, such as offering a free checking product, as a strategy to help reduce the Company’s overall cost of funds.  Interest bearing deposits decreased $17.4 million, or 1.6% during the first three months of 2012.  Management continues to promote these types of deposits through a disciplined pricing strategy as a means of managing the Company’s overall cost of funds, as well as management’s continuing emphasis on increasing market share through commercial and retail marketing programs and customer service.

Borrowings

Borrowed funds from various sources are generally used to supplement deposit growth.  There were no Federal funds purchased at either March 31, 2012 or December 31, 2011.  Federal funds purchased typically mature in one day.  A decrease in commercial lending levels has reduced the need for the Company to borrow overnight funds.  Short-term securities sold under agreements to repurchase were $3.1 million and $3.4 million at March 31, 2012 and December 31, 2011, respectively.  Long-term securities sold under agreements to repurchase were at $100.0 million at both March 31, 2012 and December 31, 2011.

Shareholders’ Equity

Shareholders’ equity decreased slightly by $155,000 to $115.5 million at March 31, 2012, as compared to $115.7 million at December 31, 2011.  The decrease in shareholders’ equity was attributable to a change in unrealized gains on available-for-sale securities (for additional information related to the changes in shareholder’s equity, refer to the Consolidated Statement of Changes in Shareholder’s Equity in the Company’s Consolidated Financial Statements).

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

An important indicator in the banking industry is the leverage ratio, defined as the ratio of common shareholders’ equity less intangible assets, to average quarterly assets less intangible assets.  The leverage ratio was 8.09% and 7.68% at March 31, 2012 and December 31, 2011, respectively.

As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy.  Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments.  For the Company, Tier 1 risk-based capital generally consists of common shareholders’ equity less intangible assets plus the junior subordinated debt, and Tier 2 risk-based capital includes the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets.  Any portion of the allowance for loan losses that exceeds the 1.25% limit of risk-weighted assets is disallowed for Tier 2 risk-based capital but is used to adjust the overall risk weighted asset calculation.  At March 31, 2012, $1.8 million of the allowance for loan losses was disallowed for Tier 2 risk-based capital, but was used to adjust the overall risk weighted assets used in the regulatory ratio calculations. At December 31, 2011, $2.1 million of the allowance for loan losses was disallowed for Tier 2 risk-based capital, but was used to adjust the overall risk weighted assets used in the regulatory ratio calculations. Under Tier 1 risk-based capital guidelines, any amount of net deferred tax assets that exceeds either forecasted net income for the period or 10% of Tier 1 risk-based capital is disallowed. At March 31, 2012, the Company had no net deferred tax assets disallowed in the Tier 1 risk-based capital calculation. At December 31, 2011, none of net deferred tax assets was disallowed in the Tier 1 risk-based capital calculation. By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier 1 risk-based capital.  In addition, federal banking regulatory authorities have issued a final rule restricting the Company’s junior subordinated debt to 25% of Tier 1 risk-based capital.  Amounts of junior subordinated debt in excess of the 25% limit generally may be included in Tier 2 risk-based capital.  The final rule provided a five-year transition period, ending March 31, 2009.  In 2009, the Federal Reserve extended this transition period to March 31, 2011.  This will allow bank holding companies more flexibility in managing their compliance with these new limits in light of the current conditions of the capital markets.  At March 31, 2012, the entire amount of these securities was allowable to be included as Tier 1 risk-based capital for the Company.  At March 31, 2012 and December 31, 2011, the Company’s regulatory capital ratios were above minimum regulatory guidelines.

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

The following table sets forth the Company’s capital ratios at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(Dollar amounts in thousands)
Tier 1 Capital
Common shareholders’ equity excluding unrealized gains (losses) on securities	$115,528	$115,683
Disallowed goodwill, intangible assets and deferred tax assets	(19,766)	(19,832)
Junior subordinated debt	18,281	18,384
Unrealized losses on available for sale debt securities	(1,397)	(1,809)
Total Tier 1 Capital	112,646	112,426

Tier 2 Capital
Allowable portion of allowance for loan losses	12,007	12,117
Total Tier 2 Capital	12,007	12,117
Total risk-based capital	$124,653	$124,543

Risk adjusted assets (including off-balance sheet exposures)	$958,745	$967,298

Leverage ratio	8.09%	7.68%
Tier I risk-based capital ratio	11.75%	11.62%
Total risk-based capital ratio	13.00%	12.88%

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Overview.  Net income for the first quarter of 2012 was $711,000, as compared to $506,000 for the same period in 2011.  Basic and diluted earnings per common share were $0.04 for the first quarter of 2012, as compared to basic and diluted earnings per common share of $0.01 for the same period in 2011.

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

Net interest income as adjusted for tax-exempt financial instruments was $11.4 million for the three months ended March 31, 2012, as compared to $11.9 million for the same period in 2011.  The combination of a lower cost of funds which resulted in less interest paid on average interest-bearing liabilities, and a more significant decrease in the yield on interest-earning assets resulted in a lower net interest margin for the three months ended March 31, 2012, as compared to the same period in 2011.  The taxable-equivalent net interest margin percentage for the first quarter of 2012 was 3.46%, as compared to 3.73% for the same period in 2011.  The interest rate paid on average interest-bearing liabilities decreased by 13 basis points to 1.76% for the first quarter of 2012, as compared to 1.89% for the same period in 2011.  The yield on interest-earning assets decreased by 40 basis points to 4.93% for the first quarter of 2012, as compared to 5.33% for the same period in 2011.

The tables below provide average asset and liability balances and the corresponding interest income and expense along with the average interest yields (assets) and interest rates (liabilities) for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012			2011
		Interest			Interest
	Average	Income/	%	Average	Income/	%
	Balances	Expense	Rate	Balances	Expense	Rate
	(Dollars in thousands, except percentage data)
Interest Earning Assets:
Interest bearing deposits in other banks and federal funds sold	$936	$1	0.04%	$9,785	$5	0.20%
Securities (taxable)	349,339	3,092	3.54	249,955	2,586	4.14
Securities (tax-exempt) (1)	25,060	420	6.70	29,953	504	6.73
Loans (1) (2)	950,363	13,016	5.42	1,007,949	14,209	5.64
Total interest earning assets	1,325,698	16,529	4.93	1,297,642	17,304	5.33

Interest Bearing Liabilities:
Interest bearing transaction accounts	469,559	1,100	0.94	418,370	1,083	1.04
Savings deposits	169,739	221	0.52	120,294	179	0.60
Time deposits	404,561	2,217	2.20	490,552	2,522	2.08
Total interest bearing deposits	1,043,859	3,538	1.36	1,029,216	3,784	1.49
Short-term borrowings	4,765	4	0.34	389	—	0.38
Repurchase agreements	103,508	1,183	4.52	106,804	1,176	4.39
Borrowings	—	—	—	1,000	7	2.75
Junior subordinated debt	18,531	406	8.81	18,438	406	8.93
Total interest bearing liabilities	1,170,663	5,131	1.76	1,155,847	5,373	1.89
Noninterest bearing deposits	$117,458			$118,970

Net interest income		$11,398			$11,931

Net interest margin			3.46%			3.73%

(1)           Interest income and rates on loans and investment securities are reported on a tax-equivalent basis using a tax rate of 34%.

(2)           Held for sale and non-accrual loans have been included in average loan balances.

Interest and fees on loans on a taxable equivalent basis decreased by $1.2 million, or 8.4% to $13.0 million for the three months ended March 31, 2012, as compared to $14.2 million for the same period in 2011.  The decrease in interest and fees on loans was primarily the result of a lower level of loans and a decrease in the overall yield. The average balance of loans (including covered loans) for the first three months of 2012 decreased by $57.6 million or 5.7%, to $950.4 million, as compared to $1.0 billion for the same period in 2011.  Management continues to promote commercial loan growth in the well established market in the Reading, Pennsylvania area as well as continued promotion into the Philadelphia, Pennsylvania market through marketing initiatives.

Interest on securities on a taxable-equivalent basis was $3.5 million for the three months ended March 31, 2012 as compared to $3.1 million for the same period in 2011.  The average balance of securities increased $94.5 million to $374.4 million for the first quarter of 2012, as compared to $279.9 million for the same period in 2011.  The taxable-equivalent yield decreased by 67 basis points to 3.75% for the first quarter of 2012, as compared 4.42% for the same period in 2011.  The benefit of additional interest income generated from an increase in investment portfolio volume was partially offset by less interest income that resulted from the decrease in the taxable-equivalent yield for the first quarter of 2012.

Interest expense on deposits decreased by $246,000, or 6.5%, to $3.5 million for the first quarter of 2012, as compared to $3.8 million for the same period in 2011.  A benefit of a lower cost of deposits resulted in less interest paid on deposits, which more than offset the increase in the average balance of deposits.  The average rate paid on deposits decreased by 13 basis points to 1.36% for the first quarter of 2012, as compared to 1.49% for the same period in 2011.  For the first quarter of 2012, the average balance of interest-bearing deposits increased by $14.6 million to $1.04 billion, as compared to $1.03 billion for the same period in 2011. The increase in interest bearing deposits for the three months ended March 31, 2012, was primarily due to an increase in interest bearing core deposits.

The Company incurred no interest expense on borrowings for the first quarter of 2012, as compared to $7,000 for the same period in 2011.  The Company reduced borrowings by $10.0 million during the first quarter of 2011.  The reductions in borrowings were the result of scheduled maturities.

The average interest rate paid on repurchase agreements increased to 4.52% for the three months ended March 31, 2012 as compared to 4.39% for the same period in 2011.  The increase in the average interest rate paid on repurchase agreements was the result of less volume in retail repurchase agreements that have lower yields.  Average repurchase agreement balances decreased $3.3 million or 3.1% for the first quarter of 2012 as compared to the same period in 2011.  The increase in the average rate paid on repurchase agreements for the first quarter of 2012, was offset by the benefit received from the reduction in average balance for the first quarter of 2012, as compared to the same period in 2011.

Provision for Loan Losses

Management closely monitors the loan portfolio and the adequacy of the allowance for loan losses considering underlying borrower financial performance and collateral values, and increasing credit risks.  Future material adjustments may be necessary to the provision for loan losses, and consequently the allowance for loan losses, if economic conditions or loan credit quality differ substantially from the assumptions management used in making our evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans. The provision for loan losses is an expense charged against net interest income to provide for estimated losses attributable to uncollectible loans.  The provision is based on management’s analysis of the adequacy of the allowance for loan losses.  The provision for loan losses was $2.2 million for both the first quarter of 2012 and for the same period in 2011 (for additional information refer to the related discussions on the “Allowance for Loan Losses” on page 55).

Non-Interest Income

Non-interest income increased by $1.2 million, or 36.1%, to $4.6 million for the first quarter of 2012, as compared to $3.4 million for the same period in 2011.

Increases (decreases) in the components of non-interest income when comparing the three months ended March 31, 2012 to the same period in 2011 are as follows:

	Three Months Ended March 31,
	2012	2011	Increase / (Decrease)%
	(Dollars in thousands)

Commissions and fees from insurance sales	$3,094	$2,837	$257	9.1
Customer service fees	370	417	(47)	(11.3)
Mortgage banking activities	190	169	21	12.4
Brokerage and investment advisory commissions and fees	159	180	(21)	(11.7)
Earnings on bank owned life insurance	102	98	4	4.1
Other commissions and fees	471	438	33	7.5
Loss on sale of and write downs on other real estate owned	(151)	(804)	653	(81.2)
Other income	351	10	341	3,410.0
Net realized gains on sales of securities	577	89	488	548.3
Net credit impairment loss recognized in earnings	(577)	(64)	(513)	801.6
Total non-interest income	$4,586	$3,370	$1,216	36.1

Revenue from commissions and fees from insurance sales increased by $257,000 to $3.1 million for the first quarter of 2012 as compared to $2.8 million for the same period in 2011. The increase for the comparative three month period is mainly attributed to an increase in income on commercial group insurance products offered through VIST Insurance, LLC, a wholly owned subsidiary of the Company.

Net realized losses on the sale of other real estate owned were $151,000 for the three months ended March 31, 2012 as compared to $804,000 for the same period in 2011. The losses incurred during the first quarter of 2011, was mostly attributable to a loss incurred on the sale of one commercial property.  The Company decided to sell this property and incur the loss because management did not anticipate market conditions for the properties to improve significantly over the next 18 to 24 months. Management estimated that selling these properties at a loss would be preferable to incurring the significant expenses to maintain the properties during a longer selling process.

Other income increased $341,000 to $351,000 for the three months ended March 31, 2012 as compared to income of $10,000 for the same period in 2011. Changes in other income were primarily due to fair market value adjustments on junior subordinated debt, interest rate caps, swaps and the cash surrender value on a deferred benefit plan.

Net realized gains on sales of available for sale securities were $577,000 for the three months ended March 31, 2012 as compared to $89,000 for the same period in 2011.  Available for sale securities sold during the three months ended March 31, 2012 and 2011 were the result of liquidity and asset/liability management strategies.

For the three month period ended March 31, 2012, net credit impairment losses recognized in earnings resulting from OTTI losses on investment securities were $577,000, as compared to $64,000 for the same period in 2011. The net credit impairment losses for the comparative three month period relates to available for sale and held to maturity pooled trust preferred securities with continuing collateral defaults and deferrals as a result of stressed economic conditions affecting the financial services industry resulting in changes in the underlying cash flow assumptions used in determining the credit losses.  Management regularly reviews the investment securities portfolio to determine whether to record other-than-temporary impairment.  These impairment losses reflect the entire difference between the fair value and amortized cost basis of each individual security (additional information regarding investment securities, related gains and losses and the process of reviewing the portfolio for other-than-temporary impairment, is provided in Note 5 — Securities Available For Sale and Securities Held To Maturity to the consolidated financial statements).

Non-Interest Expense

Non-interest expense was $12.5 million for the three months ended March 31, 2012, as compared to $12.4 million for the same period in 2011.

Increases (decreases) in the components of non-interest expense when comparing the three months ended March 31, 2012, to the same period in 2011, are as follows:

	Three Months Ended March 31,
	2012	2011	Increase / (Decrease)%
	(Dollars in thousands)

Salaries and employee benefits	$6,400	$5,911	$489	8.3
Occupancy expense	1,191	1,300	(109)	(8.4)
Furniture and equipment expense	678	665	13	2.0
Outside processing services	865	1,069	(204)	(19.1)
Professional services	696	1,056	(360)	(34.1)
Marketing and advertising expense	185	319	(134)	(42.0)
FDIC deposit and other insurance expense	420	683	(263)	(38.5)
Amortization of identifiable intangible assets	66	138	(72)	(52.2)
Other real estate owned expense	518	412	106	25.7
Merger related costs	478	—	478	—
Other expense	1,028	805	223	27.7
Total non-interest expense	$12,525	$12,358	$167	1.4

Salaries and employee benefits, the largest component of non-interest expense, increased $489,000 to $6.4 million, or 8.3% for the three months ended March 31, 2012, as compared to $5.9 million for the same period in 2011.  Most of the increase in salaries and employee benefits for the comparative three month period was related to annual employee salary increases. The total number of full-time equivalent employees was 297 at both March 31, 2012 and March 31, 2011.  Included in salaries and employee benefits were stock-based compensation costs of $106,000 for the first quarter of 2012, as compared to $95,000 for the same period in 2011.

Outside processing services expense decreased $204,000 or 19.1% to $865,000 for the first quarter of 2012 as compared to $1.1 million for the same period in 2011. The decrease in outside processing expense for the comparative three month period is due primarily to a decrease in costs incurred for computer services and network fees.

Professional services decreased $360,000 or 34.1% to $696,000 for the first quarter of 2012 as compared to $1.1 million for the same period in 2011. The decrease in professional service expense was primarily due to a decrease in legal and professional expenses related to the Allegiance conversion that occurred early in 2011.

FDIC deposit and other insurance expense decreased $263,000 or 38.5% to $420,000 for the first quarter of 2012 as compared to $683,000 for the same period in 2011. This decrease was due primarily to a reduction in FDIC insurance assessments resulting from a decrease in base assessment rates, as determined by the FDIC.

The Company had $478,000 in merger related costs during the first quarter of 2012 related to the upcoming merger with Tompkins Financial. There were no merger related costs during the same period in 2011.

Other expense increased $223,000 or 27.7% to $1.0 million for the first quarter of 2012 as compared to $805,000 for the same period in 2011. The increase in other expense was due primarily to the impairment of the FDIC indemnification asset and costs incurred in conjunction with the Company’s previously aborted capital raise.

Income Taxes

Generally, the Company’s effective tax rate is below the statutory rate due to tax-exempt earnings on loans, investments, bank-owned life insurance, and the impact of tax credits.  The Company recorded income tax expense of $178,000 for the first quarter of 2012, as compared to an income tax benefit of $204,000 for the same period in 2011.

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

Liquidity

Liquidity management ensures that adequate funds will be available to meet anticipated and unanticipated deposit withdrawals, debt servicing payments, investment commitments, commercial and consumer loan demand and ongoing operating expenses.  Funding sources include principal repayments on loans and investment securities, sales of loans, growth in core deposits, short and long-term borrowings and repurchase agreements.  Regular loan payments are typically a dependable source of funds, while the sale of loans and investment securities, deposit flows, and loan prepayments are significantly influenced by general economic conditions and level of interest rates. In 2012, the increase in impaired loans continued to lessen the dependability of regular loan payments.

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

The Company considers its primary source of liquidity to be its core deposit base, which includes non-interest-bearing and interest-bearing demand deposits, savings, and time deposits under $100,000.  This funding source has grown steadily over the years through organic growth and acquisitions and consists of deposits from customers throughout the Company’s financial center network.  The Company will continue to promote the growth of deposits through its financial center offices.  At March 31, 2012, a portion of the Company’s assets were funded by core deposits acquired within its market area and by the Company’s equity.  These two components provide a substantial and stable source of funds.

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

At March 31, 2012, the Company had a maximum borrowing capacity with the Federal Home Loan Bank of approximately $249.4 million.  In the event that additional short-term liquidity is needed, the Bank has established relationships with several correspondent banks to provide short-term borrowings in the form of federal funds purchased.

The Bank is required to pledge residential and commercial real estate secured loans to collateralize its potential borrowing capacity with the FHLB. As of March 31, 2012, the Bank has pledged approximately $509.3 million in loans to the FHLB to secure its maximum borrowing capacity of $249.4 million.

At March 31, 2012, the Company maintained $21.8 million in cash and cash equivalents primarily consisting of cash and due from banks.  In addition, the Company had $365.0 million in available for sale securities and $1.5 million in held to maturity securities.  Cash and investment securities totaled $388.3 million which represented 27.5% of total assets at March 31, 2012 compared to 27.9% at December 31, 2011.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	March 31,	December 31,
	2012	2011
	(in thousands)
Commitments to extend credit:
Unfunded loan origination commitments	$44,135	$51,640
Unused home equity lines of credit	46,692	46,841
Unused business lines of credit	117,638	110,222
Total commitments to extend credit	$208,465	$208,703

Standby letters of credit	$11,220	$9,416

The Company’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Bank evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment. At March 31, 2012 the amount of commitments to extend credit was $208.5 million as compared to $208.7 million at December 31, 2011.

Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The majority of these standby letters of credit expire within the next twenty-four months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of March 31, 2012 for guarantees under standby letters of credit issued was $11.2 million, as compared to $9.4 million at December 31, 2011.

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

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s assessment of its sensitivity to market risk since its presentation in the Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

Item 4.                       Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2012.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of such date.

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Veitch v. Robert D. Davis, et al., Court of Common Pleas of Berks County, Pennsylvania, No. 12-1918

A putative shareholder derivative lawsuit and a class action (the “Lawsuit”) relating to VIST’s merger with Tompkins Financial Corporation (“Tompkins”) was filed in the Court of Common Pleas of Berks County, Pennsylvania, on February 2, 2012, against 11 of VIST’s directors (“Director Defendants”), Tompkins, TMP Mergeco, Inc., and VIST (as a nominal defendant).  The complaint alleged that the consideration VIST’s shareholders will receive in connection with the merger is inadequate and that the Director Defendants breached their fiduciary duties to shareholders and to VIST in negotiating and approving the merger agreement, including agreeing to allegedly “preclusive” merger terms, and engaging in self-dealing.  Plaintiff’s breach of fiduciary duty claims against the Director Defendants were brought as both direct claims, on behalf of himself and the shareholder class, and as derivative claims, on behalf of VIST.  Plaintiff also asserted a derivative claim on behalf of VIST for waste of corporate assets, contending that entering into the merger agreement with Tompkins amounted to corporate waste.  Additionally, the complaint alleged that Tompkins and TMP Mergeco, Inc. aided and abetted the alleged breaches by the Director Defendants.  The complaint seeks various forms of relief, including injunctive relief that would, if granted, prevent the merger from being consummated in accordance with the agreed-upon terms.

On May 7, 2012, following the filing with the Securities and Exchange Commission of the Form S-4 Registration Statement relating to the merger transaction, Plaintiff filed an Amended Complaint in the Lawsuit to assert disclosure violations against the Director Defendants in addition to his other claims.  The Amended Complaint alleges that the Form S-4 omitted material information, and the omission of this information constitutes a separate breach of the Director Defendants’ fiduciary duties.

On March 21, 2012, VIST’s board of directors (the “Board”) formed a special litigation committee (the “Committee”) to review and investigate the breach of fiduciary duty and waste derivative claims asserted in the Lawsuit and to decide what actions, if any, should be taken in response to such claims.  Director Andrew J. Kuzneski, III was appointed as a member of the Committee at that meeting.  On April 10, 2012, the Board increased the size of the Board from thirteen to fifteen.  The Board then elected two new directors to fill the vacancies, Michael L. Shor and Brent L. Peters, both of which were appointed to serve on the Committee.  The Committee is currently in the process of investigating the derivative claims raised in the Lawsuit (including the alleged disclosure violations asserted in the Amended Complaint) and will prepare and issue a report with respect to its findings.

Item 1A.	Risk Factors

Smaller reporting companies, as defined by §229.10(f)(1), are not required to provide the information required by this item. VIST Financial Corp. meets the definition of a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No shares of the Company’s common stock were repurchased by the Company during the three month period ended March 31, 2012. The maximum number of common shares that may yet be purchased under the Company’s current stock repurchase program is 115,000 shares.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of January 25, 2012, between Tompkins Financial Corporation, TMP Mergeco, Inc., TMP Mergeco, Inc. and VIST Financial Corp. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on January 27, 2012).

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

Exhibit No.	Description

10.13	VIST Financial Corp. 2007 Equity Incentive Plan (incorporated by reference to Exhibit A of the Registrant’s definitive proxy statement, dated March 9, 2007).*

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

VIST FINANCIAL CORP.
(Registrant)

Dated: May 11, 2012	By	/s/ Robert D. Davis

Robert D. Davis
President and Chief and Executive Officer

Dated: May 11, 2012	By	/s/ Edward C. Barrett

Edward C. Barrett
Executive Vice President and Chief Financial Officer